Form 10-K/A
period 1995-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1996-05-30
CIK 94784

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                 FORM 10-K/A


           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                                      OR


         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission file number 0-6533

                          BOSTON LIFE SCIENCES, INC.
            (Exact name of registrant as specified in its charter)

                   DELAWARE                                   87-0277826
          (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                   Identification No.)

               1601 TRAPELO ROAD                                  02154
             WALTHAM, MASSACHUSETTS                             (Zip Code)
        (Address of principal executive offices)

Registrant's telephone number, including area code: (617) 890-8263 Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
        SERIES A CONVERTIBLE PREFERRED STOCK, PAR VALUE $.01 PER SHARE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant at March 27, 1996 was $ 120,913,700.

    The number of shares outstanding of the registrant's Common Stock as of
March 27, 1996 was 85,679,256.   The number of Series A Convertible Preferred
Stock as of March  27, 1996 was 239,910.

                                    PART I


ITEM 1.  BUSINESS.

OVERVIEW

     Boston Life Sciences, Inc. ("BLSI" or the "Company") is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases, such as cancer, central nervous system (CNS) disorders and autoimmune diseases. The Company's portfolio of technologies is the result of a merger (the "Merger") between BLSI and Greenwich Pharmaceuticals Incorporated ("Greenwich"). The Merger took place on June 15, 1995 and resulted in a publicly traded company managed by the Board of Directors and management of the old Boston Life Sciences, Inc., the company existing prior to the merger.

     With the exception of the products based on synthetic carbohydrates to treat autoimmune diseases, which originated with Greenwich, all of BLSI's five other technologies currently under development were invented or discovered by researchers working at Harvard University and/or its affiliated hospitals ("Harvard and its Affiliates") and licensed to BLSI. In connection with the addition of Greenwich's carbohydrate technologies acquired in the Merger, BLSI will also be formulating a strategy to address the potential future requirements of THERAFECTIN(R) (amiprilose HCl) with the ultimate objective of obtaining regulatory approval both domestically and abroad. As part of such strategy for THERAFECTIN, BLSI is working with the United States Food and Drug Administration ("FDA") to finalize a new protocol for the initiation of Phase III human clinical trials for THERAFECTIN, previously Greenwich's leading product candidate. There can be no assurances, however, that the implementation of any strategy would ultimately result in the approval of THERAFECTIN by FDA.

     In general, BLSI's corporate strategy is to (i) fund the early development of its compounds in preclinical development and (ii) enter into corporate partnering arrangements with established pharmaceutical or biotechnology companies to support the continued development of BLSI's compounds and potential marketing of any products following government approvals. Additionally, since BLSI does not currently own any laboratory or manufacturing facilities, the Company intends to contract for such services.

     BLSI currently has two products in clinical trials: Altropane(TM) and THERAFECTIN. Altropane is a radioimaging agent being developed for the diagnosis of Parkinson's Disease and is currently the subject of a Phase I/II clinical study under a physician's sponsored Claimed Investigational Exemption for a New Drug ("IND") application. See "Products in Clinical Trials and Products Under Development." THERAFECTIN would be used for the treatment of Rheumatoid Arthritis and is presently undergoing a Phase III clinical study. THERAFECTIN is the subject of a currently pending new Drug Application ("NDA") with FDA. See "Products in Clinical Trials and Products Under Development." There can be no assurances, however, that these studies will be successful, or if successful, that both or either of these products will be approved for marketing by FDA.

     In June 1995, BLSI entered into a research and development collaboration agreement with Zeneca Pharmaceuticals, Ltd. ("Zeneca") for all indications, on a worldwide basis, of BLSI's MHC Class II Inhibition technology. The collaboration calls for Zeneca to fund approximately the first two years of research and for BLSI to receive payments from Zeneca as lead compounds reach traditional pre-clinical and clinical development milestones.

     BLSI is also a party to two collaborations for THERAFECTIN with different pharmaceutical companies for various geographic regions in the world. Those development and license agreements are with (i) Kissei Pharmaceutical Co., Ltd. ("Kissei") for all indications of amiprilose HCl in the Far East and Russia and
(ii) Irotec Laboratories of Cork, Ireland ("Irotec") to market amiprilose HCl in the Republic of Ireland and the Netherlands. Unless BLSI obtains marketing approval for THERAFECTIN in the United States and Kissei and Irotec obtain marketing approval of amiprilose HCl in their respective regions, the future milestone payments from Kissei and Irotec will not be received.

     The Company was incorporated in Delaware in 1972 under the name Greenwich Pharmaceuticals Incorporated and, effective June 15, 1995, changed its name to Boston Life Sciences, Inc. The Company's principal executive offices are now located at Reservoir Place, 1601 Trapelo Road, Waltham, Massachusetts, and its telephone number is (617) 890-8263.

THE DEVELOPMENT OF A PHARMACEUTICAL PRODUCT

     FDA imposes strict requirements that must be met before a pharmaceutical product is approved for commercial distribution. FDA has established numerous mandatory procedures and safety standards applicable to all pharmaceutical products.

     After basic pharmacology and preclinical safety studies have been completed, the sponsor submits to FDA a notice of an IND, which contains information with respect to the composition of the drug, its source, the manufacturing and quality control used to produce the product, results of the preclinical investigations in the laboratory with animals, animal toxicity studies, a proposed Phase I protocol and a one-year clinical development program. Thirty days after FDA assignment of an IND number, the sponsor may begin testing the drug in human beings. These tests are usually divided into three phases. Additionally, preclinical studies, such as chronic toxicology and carcinogenicity tests and animal pharmacology studies, are conducted throughout the drug development process.

     Phase I of a clinical development program generally involves a small number of patients or normal human volunteers (20 to 80), and is designed to determine the metabolism and pharmacologic actions of the drug in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness when used in patients. Phase II studies usually involve a greater number of patients per study with the disease or condition under study. These studies are intended to determine the common short-term side effects and risks associated with the drug and are typically well-controlled and closely-monitored studies. Phase II and Phase III studies are intended to determine efficacy in long-term use, refine the dose-response assessment and evaluate long-term toxicity. Phase III studies are conducted to enlarge the exposed patient population by initiating open-label studies or by continuing patients from controlled studies in open-label extensions. These studies can involve a few hundred to several thousand patients, depending on the particular compound and disease indication involved with the study.

     Based upon substantial evidence of efficacy and safety demonstrated by the results of these three phases of clinical testing and the results of completed animal toxicology, pharmacology, dosage and chemical manufacturing and control section studies, a sponsor submits an NDA with FDA. Within 60 days after submission of an NDA, FDA determines whether the application is sufficiently complete to permit a substantive review and, if satisfied, will file the NDA. Upon review of the NDA and all additional information submitted during the review process, FDA will decide whether or not, and under what labeling conditions, it will permit the product to be marketed. FDA regulations will also govern the manufacturing process and marketing activities. FDA may also require the sponsor to conduct ongoing testing and a surveillance program to monitor a drug's effect.

     Clinical trials of the Company's product candidates and sales of any of its products in foreign countries are also subject to foreign regulatory authorities. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.


PRODUCTS IN CLINICAL TRIALS AND PRODUCTS UNDER DEVELOPMENT

     Treatment for Rheumatoid Arthritis:

     1. THERAFECTIN, a small molecule developed by Greenwich to treat Rheumatoid Arthritis, has undergone extensive clinical testing, and is the subject of an NDA with FDA. The Company currently plans to initiate another Phase III human clinical trial for THERAFECTIN during the second quarter of 1996.

     2. Inhibition of MHC Class II molecules (which are important in the development of Rheumatoid Arthritis) is the subject of a collaboration with Zeneca. The Company has discovered a transcription factor that appears to control the expression of MHC Class II molecules. Such an inhibitor would be a potentially effective treatment for Rheumatoid Arthritis and other autoimmune diseases.

     Treatments for Cancer:

     3. Cartilage-Derived Inhibitor (CDI) inhibits the growth of new blood vessels into tumors (angiogenesis) and may be the most potent and specific naturally-occurring anti-angiogenesis factor identified to date. Since tumors require new blood vessels in order to grow, CDI may thereby prevent the growth of solid tumors and their metastases.

     4. A Tumor-targeting System is being developed to deliver radiotherapy to solid tumors by intravenous injection. Presently, delivery of radiotherapy is limited by the inability to deliver high enough doses of radiotherapy to kill the tumor without harming normal tissues. The Company's system has been designed to overcome this obstacle, and may be applicable to the treatment of most solid tumors.

     Treatment for Parkinson's Disease:

     5. Altropane(TM), a diagnostic imaging agent, appears to be capable of diagnosing Parkinson's Disease at an early stage, before the clinical signs and symptoms are clear. In January 1996, human clinical trials for Altropane were initiated under a physician's sponsored IND. Altropane, when used in conjunction with SPECT scanning, may yield a convenient, reliable, low-cost diagnosis, thus allowing for earlier treatment and monitoring of Parkinson's Disease.

     Treatment for Central Nervous System Injury:

     6. Axogenesis Factor 1 (AF-1), is a recently discovered central nervous system ("CNS") growth factor that appears to specifically stimulate the growth of CNS nerve cell axons, which are the cellular projections that communicate with other nerve cells. AF-1 appears to stimulate the regrowth of these connections and therefore may be useful in the treatment of stroke, spinal cord and other CNS injuries.

     1.   THERAFECTIN(R) (AMIPRILOSE HCL)

          Background

     THERAFECTIN is a synthetic small molecule developed by Greenwich for the treatment of Rheumatoid Arthritis. THERAFECTIN has undergone extensive preclinical and clinical testing and demonstrated to be safe and extremely well-tolerated. An NDA was filed with the FDA in 1993.

     THERAFECTIN has been found to be active in animal models of chronic inflammatory disease such as collagen-induced arthritis. It has no effect in acute models of inflammation, nor does it have intrinsic analgesic effects. Although the mechanism of action of THERAFECTIN has not been precisely defined, it is felt that the anti-inflammatory effects demonstrated in chronic inflammatory disease may be secondary to the immunomodulatory effects of the drug. While the pathogeneses of autoimmune disease is unknown, it is clear that a dysregulation of the immune system of an affected individual results in localized inflammation and tissue destruction. Macrophages play an important role in autoimmune disease, by virtue of their antigen-presenting function. THERAFECTIN has been found to modulate macrophage antigen presentation. It does not, however, directly alter T-lymphocyte activation or function as evidenced by a lack of effect on delayed type hypersensitivity or T-lymphocyte mitogen responsiveness. It has been proven clinically that THERAFECTIN does not cause immunosuppression, which makes it unique among the currently known immunomodulatory agents.

     Preclinical investigations of the mode of action of THERAFECTIN have attempted to target potential pathways of cellular activation and proliferation thought to be involved in the pathogenesis of inflammatory rheumatic disease. Studies have been performed with a broad range of in vitro and in vivo doses. The human steady-state plasma levels at the proposed clinical dose is 23.5 ug/ml with clinical studies being performed at doses ranging from approximately 50-192 mg/kg/day. Attempts have been made to correlate preclinical results with human plasma levels and dosing regimens. However, the extrapolation of preclinical data to clinical efficacy is limited by the complexities of the disease target. In general, results of in vitro studies performed with THERAFECTIN indicate that immunomodulatory effects (e.g. macrophage activation and function and lymphocyte function) are evident at low concentrations of drug. Maximal anti-proliferative effects have been uniformly observed at an in vitro concentration of 1 mg/ml. Although this is much higher than the observed steady-state concentrations of drug in man, it should be noted that local drug levels (e.g. human synovial fluid levels) are not known and it is possible that local drug levels are higher than those detected in plasma. Significant anti-inflammatory effects have been demonstrated with doses of 100 mg/kg; well within the range of the proposed dose in man.

     Toxicology studies have demonstrated that THERAFECTIN has a highly favorable safety profile. Pharmacokinetic data indicates that this drug is absorbed quickly. The predominant half-life covering the area under the plasma concentration-time curve was less than two hours in both animal species. This indicates that by 10 hours after administration, the administered dose would have been cleared from the circulation, and that tissue and/or organ accumulation is unlikely to occur with repeated dosing. THERAFECTIN exhibited dose-independent pharmacokinetics in dogs; thus, dose-proportional increase of plasma levels appears to be well-defined and predictable. The relatively short half-life and linear kinetics add two favorable features to the safety profile of THERAFECTIN.

     THERAFECTIN was studied in six double-blind placebo-controlled trials in rheumatoid arthritis patients. Of these six studies, two provided statistically significant evidence for efficacy and three provided support for efficacy, as described below. One study showed no difference between THERAFECTIN and placebo.

     RA4 was a relatively small study (23-24 patients per group) that compared THERAFECTIN at 3 g/day and 6 g/day to placebo in patients allowed to continue treatment with disease-modifying anti-rheumatic drugs ("DMARDS"), if being given at entry. The results showed numerical superiority in favor of THERAFECTIN, with statistical significance not attained. RA9 was carried out in 201 patients receiving Non-Steroidal Anti-Inflammatory Drugs ("NSAIDs"), but not DMARDs, who underwent NSAID withdrawal and were then placed on either THERAFECTIN at 6 g/day or placebo. The results showed that THERAFECTIN was better than placebo with statistical significance, starting at about week 6 and extending through the end of the trial (week 12). RA10 also involved the removal of NSAIDs followed by treatment with either THERAFECTIN at 6 g/day or placebo, this time in 311 patients.

     As with RA4, all comparisons in this study exhibited trends in favor of THERAFECTIN, but differences were not statistically significant. In RA11, 286 patients who had received THERAFECTIN for 1-3 years were either continued on the drug or were changed to placebo. This withdrawal design, which was intended as a test of a chronic therapy, showed a statistically significant increase in degree of worsening (flare) among the patients in whom THERAFECTIN was removed, an indicator of long-term effectiveness. RA12 tested the effect of THERAFECTIN in 349 patient not receiving DMARDs in whom removal of NSAIDs was a desirable goal of therapy. The ability of the drug to allow removal of NSAIDs was measured in two ways; first, by comparing the THERAFECTIN versus placebo rates of flare after NSAID removal, and second, by comparing THERAFECTIN versus placebo rescue requirements in patients who flare after NSAID removal. While this study showed essentially identical rates of NSAID-withdrawal flare in the two treatment groups, the need for long-term NSAID and corticosteroid rescue therapy was statistically significantly less in the THERAFECTIN group.

     Since the Merger, the Company has actively been engaged in a review of the THERAFECTIN preclinical and clinical data, including the IND and NDA filings, correspondence between Greenwich and FDA, and the transcripts of the Arthritis Advisory Committee meetings. The Company has sought input from outside independent regulatory affairs consultants and reviewed the preclinical and clinical data with certain of Greenwich's scientific and regulatory affairs personnel. Based on its preliminary analysis, the Company concluded that there was sufficient evidence of therapeutic efficacy and that further investigation of the clinical strategy of THERAFECTIN was warranted. To this end, the Company assembled a panel comprised of expert academic clinical rheumatologists (the "Expert Panel") and enlisted the aid of medical, regulatory, and statistical consultants to assist BLSI in formulating a clinical strategy for THERAFECTIN. The Company held a consensus meeting with the entire panel and its consultants to discuss such strategy (including potential protocols for any possible additional clinical study) for THERAFECTIN.

     Based on input from the Expert Panel as well as its own analysis, the Company decided to structure and carry out an additional clinical trial in an attempt to replicate the successful results of RA9. The Company has submitted the protocol for such a trial to the FDA for its review and comments, and has discussed its clinical plan with the FDA. The Company intends to start the clinical trial during the second quarter of 1996, and hopes to have results of the trial by the end of 1997. The Company believes that a successful clinical trial will establish the efficacy of THERAFECTIN from FDA's perspective. If the trial is successful, the Company intends to submit an amendment to the pending NDA, with the goal of attaining marketing approval for THERAFECTIN from the FDA. There can be no assurances however, that the FDA will approve THERAFECTIN based on a successful clinical trial, or if THERAFECTIN is approved, that the Company will be able to successfully manufacture, market, and distribute THERAFECTIN.

          Market Overview

     Rheumatoid Arthritis affects approximately 2.5 million individuals in the U.S. Approximately 1.3 million Rheumatoid Arthritis patients make 4.2 million visits to their physician per year. It is estimated that the total U.S. market for Rheumatoid Arthritis drug sales is approximately $1 billion per year.

          Competition

     The leading drugs presently used to treat Rheumatoid Arthritis include the NSAIDS, corticosteroids, methotrexate and other DMARDs, Plaquenil, and aspirin and related compounds. The U.S. arthritis market is dominated by five major companies: Syntex, Ciba-Geigy, Pfizer, Upjohn and Merck. These companies control 69% of the market.

     It is not uncommon for a new arthritis drug to capture a market share of between 15% and 20% within one year of approval. Though crowded and competitive, the arthritis market is amenable to rapid acceptance of new and improved drugs that satisfy previously largely unsatisfied needs.

          Proprietary Position

     BLSI currently owns nine U.S. utility patents and various related international patents, and several pending U.S. and international patent applications. In general, the patents or applications cover derivatized monosaccharides, synthetic intermediates, compositions containing the derivatized monosaccharides, manufacturing processes and various therapeutic uses of derivatized monosaccharides. The issued patents will expire between April, 2001 and 2005. Three of the U.S. patents specifically cover the use of amiprilose HCl for the treatment of rheumatoid arthritis and other autoimmune diseases and/or the manufacturing process for the synthesis of amiprilose HCl. One of the pending patent applications covers GW92527.HCl.

     GW92527.HCL. GW92527.HCl is representative of the third generation of monosaccharide compounds developed by the Company. Results of preclinical studies of GW92527.HCl parallel the results of similar studies performed with 10-100 times higher doses of THERAFECTIN. In addition to demonstrating immunomodulatory and anti-inflammatory effects in preclinical studies, this compound also shows effect in a rat model of analgesia, a property not seen in THERAFECTIN or other compounds developed by the Company. In 1993, Greenwich initiated a Phase I study to evaluate GW92527.HCl as a potential therapy for the treatment of the signs and symptoms of RA. In addition to a single, ascending-dose study having been concluded, an approved protocol for a multiple-dose Phase I study has been developed and an investigator site has been selected. Otherwise, currently, BLSI is not pursuing any formal research or development of GW92527.HCl.


     2.   INHIBITION OF MHC CLASS II EXPRESSION

          Background

     Autoimmune diseases are characterized by the production of antibodies directed against the body's own tissues, and the consequent destruction of those tissues by the body's immune cells. Central to the pathogenesis of these diseases is the expression of MHC (Major Histocompatibility Complex) class II DR molecules on the surface of antigen-presenting cells that are found within the tissues that are attacked in autoimmune disease. The cause of this expression of the MHC DR molecules is not known, but it is apparent that the expression of these molecules plays a role in triggering the immune system to attack these tissues. The Company is developing a means to specifically inhibit MHC DR expression. Inhibition of DR expression might provide a specific treatment for autoimmune diseases, because of its specificity, this treatment might be relatively free of side effects.

     Approaches to manipulating the overactive immune response in auto-immunity can utilize strategies which target the T cell receptor or MHC class II proteins. One approach is to develop small peptides or peptidomimetics which interfere with auto-antigen binding in the cleft of the MHC class II proteins, or which antagonize T cell receptor activation. A second, complementary approach is the one that BLSI is following that involves attempting to inhibit the transcription of the MHC class II DR genes themselves. Since certain DR genes are associated with RA in more than 95% of cases, and since DR is only a small contributor to the overall immune responsiveness of an individual, inhibiting the expression of DR could potentially ameliorate or cure RA without causing generalized immunosuppression. The identification by BLSI's collaborating scientists of unique transcription factors that specifically regulate DR expression provide potentially specific targets for small molecule inhibitors that could be developed and used therapeutically to treat RA and other autoimmune diseases. In June of 1995, the Company entered into a Research and Development collaboration with Zeneca Pharmaceuticals of the United Kingdom, whereby Zeneca will screen its small molecule collection for an inhibitor of these transcription factors. Once such an inhibitor is identified, Zeneca will take the compound through its preclinical development program and into the clinic, if warranted. Under the terms of the agreement, BLSI will receive research funding for an initial two year period. Upon successful completion of the research, BLSI will be entitled to receive milestone payments during the development phase and royalties payable on the sale of any products originating from the collaboration.

          Market Overview

     Currently, the treatment of autoimmune disease consists of administering nonspecific anti-inflammatory drugs, or in the most severe cases, nonspecific immunosuppressives. These drugs, particularly steroids and the immunosuppressives, are dangerous medications. The side effects of steroids are particularly severe, and consist of bloating, muscle wasting, osteoporosis, cataract formation, and psychosis. There is therefore a great need for a specific treatment that addresses the underlying pathology in autoimmune diseases. The Company is attempting to develop such a treatment.

     Autoimmune diseases affects approximately 3.62 million individuals in the U.S. (see below). The most common autoimmune diseases are Rheumatoid Arthritis
(RA), Type I (insulin dependent) Diabetes, Multiple Sclerosis, and Lupus:

                    Rheumatoid Arthritis:           2,500,000
                    Type 1 Diabetes                   500,000
                    Multiple Sclerosis (MS)           500,000
                    Lupus Erythematosus               125,000
                                                    ---------

                    TOTAL                           3,625,000

     It is estimated that the market for all autoimmune disease therapeutics is approximately $10.6 billion worldwide.

          Competition

     The number of firms that are working in immunology obviously is very large. Among the leaders working in this broad field are Applied Immune Sciences, Biogen, Chiron, Genetic Therapy, Icos, Medimmune, and Nova Pharmaceuticals. There are, to the best of the Company's knowledge, at least four potential competitors that are attempting to control MHC class II expression for therapeutic purposes. Mallinckrodt Medical, Inc. and BioTransplants, Inc. are believed to be developing a gene therapy approach to inhibit MHC class II expression. Another potential competitor is ImmunoLogic Pharmaceutical Corp., which is attempting to develop, in partnership with Merck & Co., Inc., peptides that bind to the MHC molecule. Anergen Inc. is developing a soluble MHC complex that presumably can be used to mask the T cell receptor in order to prevent T cell activation.

     BLSI believes that its approach may be superior since, if successful, expression of only autoimmune disease-associated MHC class II molecules will be eliminated. BLSI is aware of at least one research institution that is working to identify, or that may have identified or cloned, a transcription factor associated with the expression of the MHC class II molecule, and whose research is similar to that being conducted for BLSI.

          Proprietary Position

     BLSI has entered into a license agreement with Harvard and its Affiliates, pursuant to which BLSI has been granted an exclusive worldwide license, including the right to sublicense, to make, use or sell, products or processes covered by claims contained in a patent application and related foreign patent applications covering the use of an identified transcription factor to test for potential therapeutic compounds. BLSI's license agreement provides for the payment of a royalty to Harvard and its Affiliates based upon sales by BLSI or BLSI's sublicensees of products and processes incorporating the licensed technology. Pursuant to the terms of BLSI's sponsored research agreement with Harvard and its Affiliates, BLSI also has a first option to negotiate an exclusive worldwide license to certain additional technologies invented or discovered during the course of the research program. There can be no assurance that such research will lead to the discovery of new technologies or that BLSI will be able to obtain a license with respect to such newly discovered technologies on acceptable terms, if at all.

     3.   CARTILAGE-DERIVED INHIBITOR (CDI)

     BLSI is developing a naturally occurring factor derived from cartilage called Cartilage-Derived Inhibitor, which inhibits new blood vessel formation. Angiogenesis (new blood vessel formation) plays a role in the growth and spread of solid tumors throughout the body because cancerous tumors require new blood vessels in order to grow and metastasize. BLSI plans to develop CDI for the treatment of solid tumors and other diseases of neovascularization, including rheumatoid arthritis and numerous eye diseases. BLSI's collaborating scientists at The Children's Hospital Corporation of Boston ("Children's") have successfully purified and cloned this protein, and are currently setting up a cell system for the production of recombinant CDI, although there can be no assurance that BLSI will be successful in this regard. BLSI has received an exclusive world-wide license to patent applications filed by Children's encompassing the use of both the purified and cloned CDI for the inhibition of angiogenesis. There can be no assurances, however, that any of such patent applications will result in the issuance of any patents or that if issued, such patents will provide BLSI with any competitive advantage.

          Background

     Angiogenesis, the process of new capillary formation, plays an important role in numerous physiological events, both normal and pathological. Angiogenesis is a complex process characterized by infiltration of basement membrane by capillary endothelial cells, the migration of cells through matrix towards a stimulus, and subsequent cell proliferation, resulting in new capillary tube formation. Mature blood vessels do not proliferate or divide, so that normally there is no ongoing angiogenesis. Angiogenesis does occur under limited circumstances, such as wound healing, corpus luteum formation and embryonic development.

     A number of serious diseases are dominated by abnormal neovascularization, including solid tumor growth and metastases, some types of eye disorders, and rheumatoid arthritis. Solid tumors and their metastasis are dependent on ingrowth of new blood vessels in order to grow. These tumors secrete "angiogenic factors" that promote the formation and ingrowth of these new nutrient vessels.

     There are a number of eye diseases, many of which lead to blindness, in which ocular neovascularization occurs in response to the diseased state. Corneal ulcerations, pterygian, iritis, uveitis, trauma, and corneal burns are all disorders of the anterior eye that result in substantial neovascularization. In addition, there are a number of posterior ocular disorders include diabetic retinopathy, neovascular glaucoma, inflammatory diseases and ocular tumors that are associated with neovascularization.

     In Rheumatoid Arthritis (RA), neovascularization of the synovium is a prerequisite for pannus formation and its growth. The pannus, which behaves like an invasive tissue, destroys the underlying cartilage and ultimately the entire joint surface.

     Thus, while angiogenesis is quite rare in normal physiology, it is prevalent in a variety of pathological conditions. Specific inhibition of angiogenesis would potentially be of great value in treating these conditions, while at the same time being relatively free of unwanted effects.


     In order for a compound to possess in vivo anti-angiogenic activity, it must be an anti-collagenase and it must inhibit both endothelial cell proliferation and endothelial cell migration. Though there are compounds that possess one or the other of these activities, the Company's product, Cartilage-Derived Inhibitor (CDI), is the only known naturally-occurring protein to possess all three properties: anti-collagenase activity, anti-proliferative and anti-migratory activity. In standard in vitro proliferation and migration assays, CDI is the most potent naturally-occurring inhibitor known.


     Several in vitro assays have been used to demonstrate the potent anti-angiogenic properties of CDI. In an endothelial proliferation assay, purified CDI inhibited aFGF-stimulated capillary endothelial cell proliferation with an IC\\50\\ of 50-75 nM. Other collagenase inhibitors, which do not possess anti-angiogenic activity in vivo, had no anti-proliferative effect. In addition, CDI does not inhibit the growth of nonendothelial cell types, such as bovine aortic smooth muscle cells and Balb/c 3T3 cells.

     Another important component of the angiogenic process is the migration of capillary endothelial cells in response to an angiogenic stimulus. Purified CDI inhibited capillary endothelial cell migration with an IC\\50\\of 96 nM.


     The anti-angiogenic potential of CDI has been demonstrated in numerous in vivo models. The effect of CDI on growing embryonic blood vessels was studied using chick embryos in which capillaries appear in the yolk sac at 48 hours and grow rapidly over the next 6-8 days. On day 3 of development, fertilized embryos were removed from their shells and placed in plastic petri dishes. Purified CDI was mixed in methylcellulose disks and applied to the surfaces of the growing chick membranes. After 48 hours of exposure to CDI, avascular zones, free of capillaries and small vessels, were observed. This was confirmed using India ink/liposyn injection of the blood vessels. In contrast, control membranes showed rich vascularization over the membrane surface. The lowest effective dose of CDI that inhibited vascularization was 4 ug. The lowest reported doses for previously described angiogenesis inhibitors tested alone in this assay were 50 ug of protamine, and 10 ug of PF4. Other anti-angiogenic combinations were effective at the 50 ug. dose. Thus, CDI was the most potent of all anti-angiogenic compounds tested.

     CDI has been tested in models of corneal vascularization. Angiogenic stimuli (implanted tumor cells) applied to the rabbit cornea results in neovascularization of the cornea with the growth of the blood vessels being directed towards the tumor implants. Disks containing CDI that were simultaneously implanted on the corneal surface completely inhibited this tumor directed neovascularization.

     In an animal model of tumor growth, six rabbits were injected with a transplantable melanoma cell line. Pure CDI was then injected intravenously each day for one week, and the growth of the tumor was measured over a one month period. In three animals, there was no further growth of the tumor during the CDI infusion, while in three animals, the tumor actually regressed. In contrast, the six animals that did not receive CDI had the tumor rapidly grow until it occupied the entire orbit. These results strongly suggest that CDI has the potential to be a clinically effective anti-tumor agent.

     The Company's collaborating scientists have purified CDI and have obtained its amino acid sequence. The Company's collaborating scientists are presently setting up a cell system for the production of recombinant CDI. The Company intends to commence animal testing of recombinant CDI for the treatment of tumor metastases and eye diseases in 1996. If CDI proves to be effective in the appropriate animal models, the Company intends to undertake the necessary preclinical studies for the filing of an IND in order to commence human clinical testing.

          Market Overview


     Oncology.   In oncology, the Company believes that CDI could be used to treat both benign and malignant (primary and metastatic) solid tumors, either alone or in conjunction with conventional chemotherapy. Since BLSI's collaborating scientists' in vitro studies suggest that CDI affects the blood vessels feeding the tumor and not the tumor cells themselves, BLSI believes that CDI could prove effective against all solid tumors. A greater response to CDI could be expected in more highly vascular tumors. Benign tumors that are inaccessible or otherwise inoperable could also be potentially treated.

     There are approximately 800,000 new cases of solid tumors annually in the U.S. and more than 6 million cases worldwide.


     Rheumatoid Arthritis. In Rheumatoid Arthritis (RA), the pannus is a vascular invasive tissue that destroys the underlying cartilage and ultimately the entire joint surface. BLSI expects that since the pannus is a highly vascularized tissue, inhibition of angiogenesis would be expected to inhibit pannus growth. Based on the hardy nature of CDI as demonstrated in preclinical research conducted by BLSI's collaborating scientists, BLSI expects that CDI could be formulated for intraarticular injection (for treatment of inflamed joints) or used systemically for widespread RA. The Company believes that there is presently no treatment for RA based on such an anti-angiogenesis approach. There are approximately 2.5 million individuals in the U.S. with RA.


     Eye Diseases. There are a number of eye diseases, many of which lead to blindness, in which ocular neovascularization occurs in response to the diseased state. Corneal ulcerations, pterygian, iritis, uveitis, trauma, and corneal burns are all disorders of the anterior eye that result in substantial neovascularization. These conditions could be amenable to treatment with an ophthalmic vehicle containing CDI. In addition, there are a number of posterior ocular disorders including diabetic retinopathy, neovascular glaucoma, inflammatory diseases and ocular tumors that are associated with neovascularization. These conditions could be treated either systemically or by vitreous injection. The incidence in the U.S. of the more serious forms of these conditions is 500,000.

          Competition

     There are presently two potentially competing anti-angiogenic factors in clinical testing. Platelet Factor 4 (PF4) has anti-collagenase and anti-angiogenic properties. It is presently being tested in patients in Phase II studies. Synthetic analogs of fumagillin, a fungal derivative, suppress the growth of a wide variety of solid tumors. These compounds are also in Phase II studies in patients with Kaposi's Sarcoma. CDI has been shown to be more potent than either of these two compounds in in vivo assays, and therefore it is anticipated that CDI will prove to be more effective clinically as well. There can be no assurance however, that CDI will prove to be more potent in clinical trials. In addition, PF4 has been shown to have effects on cells other than blood vessel cells and therefore, BLSI believes that could be potentially more toxic than CDI.

     Additionally, there are other potentially competing anti-angiogenic products in preclinical development, such as angiostatin and thalidomide. The Company believes that, due to the complicated mechanism of angiogenesis, there will be a place for a number of different anti-angiogenic products in the market.

          Proprietary Position

     BLSI has entered into a license agreement with Children's, pursuant to which BLSI has been granted an exclusive worldwide license, including the right to sublicense, to make, use or sell, products or processes covered by claims contained in a patent application and related foreign patent applications covering CDI, its method of purification, and its use in the inhibition of angiogenesis. BLSI's license agreement provides for the payment of a royalty to Harvard based upon sales by BLSI or BLSI's sublicensees of products and processes incorporating the licensed technology. There can be no assurance that such patent application will result in the issuance of any patent or that if issued, such patent will provide BLSI with any competitive advantage. Pursuant to the terms of BLSI's sponsored research agreement with Children's, BLSI also has a first option to negotiate an exclusive worldwide license to certain additional technologies invented or discovered during the course of the research program. There can be no assurance that such research will lead to the discovery of new technologies or that BLSI will be able to obtain a license with respect to such newly discovered technologies on acceptable terms, if at all.

     4.        TUMOR TARGETING

     BLSI, through research efforts funded by BLSI at Harvard and its Affiliates, is experimenting with a system to target radiotherapeutic agents to cancerous tumors while minimizing their effects on normal tissues. The system is intended to improve substantially the delivery of antibody-based therapies by overcoming the problem of relative low levels of antibody binding. The proposed system consists of a series of non-toxic amplification steps prior to the administration of the radiotherapeutic agent. BLSI believes this system could enhance the effectiveness and safety of current radiotherapy. The research work related to this potential new system is presently being conducted by Amin Kassis, Ph.D., Associate Professor of Radiology, at Harvard Medical School.

          Background

     Monoclonal antibodies (MAbs) have high specificity and high affinity and/or avidity for their antigens. Because of this, MAbs have been considered particularly attractive as selective carriers of diagnostic and therapeutic products. MAbs have been labeled with /99m/Tc or /111/In for diagnostic purposes, or with beta or alpha emitters for targeted radiotherapy.

     Recently, problems such as low per cent maximum injected dose per gram of target tissue and slow clearance and nonuniform distribution within tumors have led many to question the future of MAbs in radioimmunodiagnosis and radioimmunotherapy. There is thus a need for new methods for directing therapeutic molecules to tumors that do not rely upon strict structural integrity of all MAb molecules used, and could insure delivery of sufficient doses of radiotherapy to tumors without harming normal tissues. BLSI is presently developing such a system to target radiotherapy to solid tumors. This system is comprised of sequential specific binding pairs of reagents that are injected in such a manner that the binding between functional groups is specific and the results are maximally amplified.

     The product is actually an amplification system comprising molecules that interact in such a way as to markedly increase the number of radiotherapeutic molecules that eventually bind to the tumor. The first molecule in the system is a MAb to which three DNA-binding molecules, called DNA intercalators, are attached. The MAb can be directed against any solid tumor antigen. After a specified time interval, a DNA complex is injected. The DNA complex binds tightly to the DNA intercalators on the MAb. Each DNA intercalator binds one DNA molecule. Since each DNA molecule has approximately 30 additional sites for further intercalation, a third molecule consisting of DNA intercalators tagged with the radiotherapy is then injected. This leads to the binding of many radiotherapeutic molecules for each MAb injected at the first step, and theoretically results in the delivery of sufficient radiation to kill the tumor. Since there is little or no binding of MAbs to normal tissues, very little radiation is delivered to nontumor tissues, thus markedly reducing the danger of radiation toxicity.

     The Company's collaborating scientists have demonstrated proof of principal for this system in an animal tumor model. Further preclinical testing will include efficacy in tumor killing, survival studies, system configuration, and dosing. If such preclinical tests are successful, the Company intends to file an IND application with the FDA, seeking approval for the initiation of human clinical trials.

          Market Overview

     Cancer therapy consists predominantly of either external radiotherapy or chemotherapy. Though extreme care is taken to focus the Xray beam into the tumor tissue, inevitably normal surrounding tissues are damaged by the radiotherapy. The radiation effects on normal surrounding tissue are the cause of the sometimes severe side-effects associated with radiotherapy. Chemotherapy is based on the use of cytotoxic agents that effect rapidly dividing cells. The therapeutic effects of chemotherapy are based on the damage done to the rapidly dividing tumor relative to the more slowly dividing normal tissue. The devastating side effects of chemotherapy are due to the relative lack of specificity for the tumor, so that all tissues to some degree are affected by the chemotherapy.

          In order to overcome the relative nonspecificity of radiotherapy and chemotherapy, monoclonal antibodies directed against tumor antigens are being used as vehicles to deliver beta and alpha emitters for radiotherapy, or toxic molecules for chemotherapy. Insofar as the delivery of radiotherapy is concerned, the problem remains one of not being able to deliver sufficient quantities of radiation to the tumor while at the same time limiting the exposure of normal tissues. The Company's proprietary delivery system may overcome this problem. The amplification results in a marked increase in the number of receptors for the radiotherapy, thus assuring the delivery of tumor-killing doses to the tumor.

     There are about 800,000 new cases of solid tumors annually in the U.S. and 6 million worldwide.

          Competition

     Monoclonal antibody-based delivery systems are beginning to appear on the market. These antibodies are not used by themselves, but are coupled to either a gamma emitter for tumor detection, or to a beta or alpha emitter for radiotherapy. In addition, cytotoxic agents are being coupled to monoclonal antibodies for chemotherapy. Cytogen's Oncoscint is a radiolabled monoclonal antibody directed against colon cancer. This product has just been approved by the FDA for the use in the detection of recurrent primary and metastatic colon cancer. NeoRx is developing imaging agents using radioisotopes linked to monoclonal antibodies. These antibodies are directed against lung cancer, colon cancer, and ovarian cancer. In addition to imaging agents, a number of companies are developing therapeutic agents linked to monoclonal antibodies. Immunomedics is developing a radioisotope linked to a monoclonal antibody in order to deliver localized radiotherapy. Xoma is developing a toxic molecule (ricin A) linked to a monoclonal antibody directed against colon cancer (for chemotherapy).

     All of the aforementioned products and technologies are more advanced than BLSI's technology in their development. Although BLSI believes its proposed system may be more advantageous because of its greater potential amplification and specificity, there can be no assurance that BLSI will be able to successfully develop a monoclonal antibody-based delivery system for the delivery of radiotherapeutic agents, that any such system developed by BLSI will prove more effective than competitive systems, gain sufficient market acceptance or be commercially viable.

     In addition, a number of companies are developing monoclonal antibody-based diagnostic products. As a result of the experience gained by such companies with respect to the development of monoclonal antibody-based delivery systems, such companies could enter the therapeutic field as well.

          Proprietary Position

     BLSI has entered into a license agreement with Harvard and its Affiliates, pursuant to which BLSI has been granted an exclusive worldwide license, including the right to sublicense, to make, use or sell, products or processes covered by claims contained in a patent application filed by Harvard on January 21, 1993. BLSI's license agreement provides for the payment of a royalty to Harvard and its Affiliates based upon sales by BLSI or BLSI's sublicensees of products based on the claims contained within the patent application. There can be no assurance that such patent application will result in the issuance of any patent or that if issued, such patent will provide BLSI with any competitive advantage.


     5.        ALTROPANE(TM) TO DIAGNOSE PARKINSON'S DISEASE

     BLSI, through sponsored research efforts funded by BLSI at Harvard and its Affiliates, is developing a nuclear medicine imaging agent, Altropane, that it believes will be useful in the diagnosis of Parkinson's Disease prior to the onset of specific symptoms. Based on its research, BLSI is not currently aware of any diagnostic test available on the market for use in the detection of Parkinson's Disease. Since administration of currently available therapies in the early stages of Parkinson's Disease may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. Based upon certain preclinical tests conducted by BLSI's collaborating scientists, BLSI believes that the use of Altropane will be effective in enabling early Parkinson's Disease diagnosis.

          Background

     Parkinson's Disease ("PD") afflicts about 250-500,000 Americans and about 4 million individuals worldwide. The number of individuals having PD is expected to grow substantially as life expectancy grows worldwide. PD is a chronic, irreversible neurodegenerative disease generally afflicting those over 50. It is caused by a marked decrease in the number of dopamine terminals in specific areas of the brain. Inadequate production of dopamine causes the classic parkinsonian symptoms of resting tremor, muscle retardation, and rigidity.

     There are presently no objective means by which to diagnose PD. The diagnosis of PD is based on clinical findings only. Moreover, clinical diagnosis of PD is notoriously unreliable, since up to 75% of patients considered to have PD turn out to have had other conditions when analyzed at autopsy. In addition to the many individuals falsely diagnosed with PD, there are many individuals who have PD in whom the diagnosis cannot be made on clinical grounds and, thus, are not treated. Therefore, there are a substantial number of patients receiving PD therapy who cannot be helped by such medication, and conversely, there are many individuals who could benefit from therapy if there were a reliable and objective way to make the diagnosis.

     The Company is developing a radioimaging agent called Altropane that can be used with Single Photon Emission Tomography (SPECT) scanning to diagnose PD. Positron Emission Tomography (PET) agents, such as /3/H-CFT, are useful for the noninvasive quantification of the density of dopamine terminals, but the expense and complexity of this approach limits its general applicability. SPECT scanning machines on the other hand are relatively inexpensive and are widely available in nuclear medicine facilities. Until now, there has not been a SPECT agent available that is capable of specifically imaging the dopamine system at a convenient time interval after injection. The Company believes that Altropane is such an agent.

     Altropane is currently undergoing clinical Phase I/II testing under a physician's sponsored IND. The study is designed to a) test the ability of Altropane to image the dopamine transporter system in normal volunteers; b) establish the safety and minimum dose needed to obtain high quality images; and
c) to test the ability of Altropane to detect decreases in the dopamine transporter system in patients with various stages of Parkinson's Disease.

     Thus far, Altropane has been tested in ten normal volunteers. The images obtained have been of excellent quality, and there has been no detectable toxicity. Patients may be imaged within ninety minutes of injection, which suggests that Altropane has clear advantages over other potentially competing products. See "Competition." The Company believes that Altropane could be a nearly ideal clinical imaging agent for the dopamine transporter system, capable of detecting small decreases in the amount of dopamine transporters within the region of the brain most affected by Parkinson's Disease.

          Market Overview

       Parkinson's Disease afflicts between 250,000 and 500,000 individuals in the United States and about 4 million individuals worldwide.

          Competition

     The Company is aware of at least one significant competitor in the field of dopamine transporter imaging. DOPASCAN(TM) , a product of Guilford Pharmaceuticals, is an /125/I-labeled tropane derivative presently undergoing Phase II clinical trials that can provide brain images after approximately 22 hours, which may limit the clinical applicability of the product. Furthermore, DOPASCAN appears to be far less selective than Altropane in its binding to the dopamine vs. serotonin transporter. Based on reported results and other information available, the Company believes that Altropane has significant advantages over DOPASCAN(TM) as a practical radioimaging agent for the early diagnosis and monitoring of PD.

          Proprietary Position

     BLSI has entered into a license agreement with Harvard, pursuant to which BLSI has been granted an exclusive worldwide license, including the right to sublicense, to make, use or sell, products or processes covered by claims contained in a United States Patent Number 5,493,026 and related foreign patent applications covering Altropane and its use in the diagnosis of Parkinson's Disease. BLSI's license agreement provides for the payment of a royalty to Harvard based upon sales by BLSI or BLSI's sublicensees of products and processes incorporating the licensed technology.

     Pursuant to the terms of BLSI's sponsored research agreement with Harvard, BLSI also has a first option to negotiate an exclusive worldwide license to certain additional technologies invented or discovered during the course of the research program. There can be no assurance that such research will lead to the discovery of new technologies or that BLSI will be able to obtain a license with respect to such newly discovered technologies on acceptable terms, if at all.

     6.   AXOGENESIS FACTOR 1 (AF-1)

          Background

     Axogenesis Factor 1 (AF-1) is a recently discovered nerve growth factor that appears to be the only peptide identified to date that promotes axon outgrowth from central nervous system (CNS) cells. This property is significant, since the zone of partial injury surrounding the central necrotic zone of a stroke contains live but damaged nerve cells that have lost their axons. AF-1 would therefore potentially salvage these partially injured cells, resulting in some recovery of function. The same phenomena occurs in brain injury and in spinal cord trauma. The Company hopes that AF-1 could provide the first truly "regenerative" treatment for these conditions.

     Within approximately the last five years, a number of neurotrophic factors have been identified that with respect to in vitro are able to enhance the survival of CNS nerve cells, and in some cases, cause an increase in the number and length of axonal projections from these cells. Of the ten or so factors that have been identified to date, none are specific for axonal growth of CNS cells in culture; that is, they each have a variety of effects, such as increasing cell survival, stimulating axonal budding, and most importantly, having trophic action on cells of the peripheral nervous system (PNS). Using an in vitro model of CNS nerve growth, the Company's collaborating scientists found that conditioned medium from sheath cells (glial cells) markedly increased the length of retinal ganglion cell axons. None of the other known neurotrophic factors had any activity in this model. Interestingly, the purified peptide from the conditioned media did not have any activity on cells of the PNS. The Company's collaborating scientists have concluded that AF-1 is a heretofore unrecognized unique and potent CNS nerve growth factor. AF-1 has the potential to treat CNS injury such as stroke, traumatic brain injury, and spinal cord trauma.

     Since the discovery of AF-1, the Company's collaborating scientists believe that they have purified AF-1, and are in the process of sequencing the molecule. AF-1 is a peptide made up of five amino acids, which should make it relatively simple to manufacture using conventional peptide production techniques. Following amino acid sequencing of AF-1, the Company believes that quantities sufficient for in vitro and in vivo testing could be made without difficulty and at a reasonable price. This material will then be tested in an animal model of spinal cord injury and stroke. If the animal models are successful, then reformulation to maximize crossing of the blood-brain barrier would have to be done prior to filing of an IND. The Company believes that an IND could be filed within three years, although there can be no assurance to that effect.

          Market Overview

     The Company believes that AF-1 could prove effective for the treatment of acute CNS injury, such as that occurring after stroke, brain trauma, and spinal cord injury. The rationale for pursuing these indications is that AF-1 acts by promoting growth of nerve cell projections. These projections are the most sensitive to injury, and they regress if the nerve cell is stressed but still alive. Thus the cells on the periphery of the injury may still be alive but their axons have regressed. AF-1 is expected to promote the regrowth of these axons and presumably allow them to reestablish physiologic connections with neighboring cells, although there can be no assurance that it will do so.

     AF-1 is anticipated to be developed for the treatment of stroke, traumatic brain injury, and spinal cord trauma. The annual incidence of stroke in the U.S. is approx. 500,000, with more than 3,000,000 stroke survivors currently alive in the U.S. The incidence of traumatic brain injury is approximately 50,000. The incidence of spinal cord injury is approximately 10,000 cases. Treatment for these conditions is presently limited to hemodynamic support, steroids to reduce inflammation, and, in the case of stroke, the correction of predisposing hematological abnormalities.

          Competition

     There are a number of potential therapeutic agents under development for the treatment of stroke, traumatic brain injury, and spinal cord injury. The most developed of these, Cerestat (Cambridge Neuroscience), is an NMDA channel antagonist in phase II clinical testing. Other NMDA and glutamate blockers are also being developed by Cambridge Neuroscience, but they are in early preclinical development. These agents are cytoprotective rather than trophic or regenerative, and are therefore not in direct competition with AF-1. Cambridge Neuroscience is also developing GDNF for CNS injury, but this factor appears to be a survival factor rather than an axonal growth factor. F-Spondin, licensed by Cambridge Neuroscience from Columbia University, directs axonal growth in spinal cord neurons, and is being developed for spinal cord injury. This potentially important molecule appears to be successful only on sensory, not motor neurons.

     Both Cortex and Centaur Pharmaceuticals are developing enzyme inhibitors of calpain as neuroprotective agents. These agents have shown efficacy in animal models of stroke. Cortex is collaborating with Alkermes on these products.

     Layton Bioscience is developing nerve cell implants for treatment of stroke. There are no details available regarding its stage of development.

     The Company believes that AF-1 is the only factor that stimulates growth of axons in CNS cells, which gives AF-1 an advantage over the other products in development. Since the mode of action is different, eventual treatment may consist of a neuroprotective agent such as an NMDA antagonist, a calpain inhibitor, and a growth factor such as AF-1 to permit regeneration of injured nerves. Since AF-1 is the smallest peptide growth factor yet identified, the delivery problems are expected to be somewhat mitigated by the ease by which AF-1 could be conjugated to a hydrophobic group or molecule to carry it across the blood brain barrier. There is, however, no precedent for the use of growth factors to treat acute CNS injuries. Though there has been some success in the use of growth factors to treat chronic CNS and particularly peripheral neuron diseases, it is as yet not known whether acute conditions will respond to treatment with AF-1.

          Proprietary Position

     BLSI has entered into a license agreement with Harvard and its Affiliates, pursuant to which BLSI has been granted an exclusive worldwide license, including the right to sublicense, to make, use or sell, products or processes covered by claims contained in a patent application filed by Harvard and its Affiliates. BLSI's license agreement provides for the payment of a royalty to Harvard and its Affiliates based upon sales by BLSI or BLSI's sublicensees of AF-1. There can be no assurance that such patent application will result in the issuance of any patent or that if issued, that such patent will provide BLSI with any competitive advantage. Pursuant to the terms of BLSI's sponsored research agreement with Harvard and its Affiliates, BLSI also has a first option to license additional technologies invented or discovered during the course of the research program being funded by BLSI. There can be no assurance that such research will lead to the discovery of new technologies or that BLSI will be able to obtain a license with respect to such newly discovered technologies on acceptable terms, if at all.

FORWARD-LOOKING STATEMENTS

     The discussion in this Form 10-K includes forward-looking statements based on current management expectations. Factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) scientific data collected from the proposed Phase III clinical trial for THERAFECTIN and from the current Phase I/II clinical trial for Altropane, (ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by FDA or other regulatory bodies with respect to the commercial sale of any of the Company's proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company's ability to obtain the necessary patents and proprietary rights to protect effectively its proposed products and technologies, and (vii) the beneficial outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies. Specific reference is made to the risks and uncertainties described in Greenwich's Registration Statement filed on Form S-4, Registration No. 33-91106, and the Company's Registration Statement filed on Form S-3, Registration No. 333-02730.

PATENTS

     The Company's patent strategy has been to aggressively pursue patent protection for compounds and technologies in the development pipeline. The ultimate goal has been to obtain broad patent protection for the compounds and technologies under development and the relating medical indications of those technologies. BLSI has also aggressively pursued similar international patent protection to the extent available for certain compounds and technologies and has filed patent applications covering these compounds and technologies in most major industrialized countries.

     The Company has entered into a number of exclusive worldwide licenses to patent applications covering certain technologies developed by BLSI's collaborating scientist and its applications for diagnosis and/or therapy. A description of the specific patent protection or proprietary position associated with each of the Company's technologies can be found in the discussion of each of BLSI's products in the section titled "Products in Clinical Trials and Products Under Development."

     There can be no assurance that patent applications owned by, or licensed to, the Company will issue or that, if issued, the Company's patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company and there can be no assurance that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed upon or circumvented by others. In particular, if the Company is unable to obtain issuance of a patent with broad claims, a competitor may be able to design a treatment based on a treatment that is covered by valid patent claims.

     Much of the Company's know-how and technology may not be patentable. To protect its rights, the Company requires employees, consultants, advisors and collaborators to enter into confidentiality agreements. There can be no assurance, however, that these agreements will provide meaningful protection for the Company's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. In addition, the Company's business may be adversely affected by competitors who independently develop competing technologies, especially if the Company obtains no, or only narrow, patent protection.

CORPORATE ALLIANCES

     In June 1995, BLSI entered into a research and development collaboration agreement with Zeneca for all indications, on a worldwide basis, of BLSI's MHC Class II Inhibition technology. The collaboration calls for Zeneca to provide funding during the first two years of research and for BLSI to receive payments from Zeneca as lead compounds reach traditional clinical development milestones. In addition, the Company will receive royalties payable on the sale of any products originating from the collaboration.

     In June 1990, the Company announced that it had entered into a development and license agreement for amiprilose HCl with Kissei Pharmaceutical Co., Ltd. ("Kissei"). Under the terms of this agreement, the Company granted to Kissei the exclusive right to develop and commercialize amiprilose HCl in all dosage forms and for all indications in Japan, The Republic of the Philippines, Korea (both North and South), Malaysia, Singapore, Hong Kong, Indonesia, Burma, Thailand, Kampuchea, Laos, Vietnam, Papua New Guinea, Mongolia, Shutan and Maldives. Subsequently, this agreement was extended to include Russia. In exchange for these rights, Kissei agreed to make royalty payments to the Company on all sales of amiprilose HCl. The agreement also provided for a technology transfer fee of approximately $6 million consisting of an initial payment of approximately $3.3 million which was received by Greenwich and two additional payments of approximately (Yen)250 million each upon receipt of FDA approval to market in the United States and receipt by Kissei of approval to market in Japan. On February 22, 1995, Kissei informed the Company that based upon the results of its Phase II clinical trial of amiprilose HCl, it had elected to discontinue development of the compound. Unless BLSI obtains marketing approval for THERAFECTIN in the United States and Kissei obtains marketing approval of amiprilose HCl in Japan, the future milestone payments from Kissei will not be received.

     In April 1994, Greenwich entered into a Development and License Agreement with Irotec Laboratories of Cork, Ireland, pursuant to which the Company granted to Irotec the exclusive right to develop amiprilose HCl in all dosage forms and for all indications and to use the trademark, THERAFECTIN, in the Republic of Ireland and the Netherlands. Under this agreement, the Company will receive from Irotec royalty payments based upon the net sales of THERAFECTIN in the subject territories. In July 1994, Irotec withdrew the THERAFECTIN PLA in the Netherlands after receiving notification of deficiencies in the application which it was unable to address at that time. See "Government Regulation."

COLLABORATIVE RESEARCH AGREEMENTS

     With the exception of the products based on synthetic carbohydrates to treat autoimmune diseases, all of the Company's five other technologies currently under development were invented or discovered by researchers working at Harvard and its Affiliates. With respect to these technologies originating at Harvard and its Affiliates, the Company has funded the research and development of these technologies through a variety of sponsored research and licensing agreements with Harvard and its Affiliates.

     The Company anticipates that it will continue to fund its research and development work in this manner by entering into sponsored research agreements, licensing agreements, and contracts with certain contract research organizations. A description of the sponsored research agreements and licensing agreements associated with each of the Company's technologies can be found in the discussion of each of BLSI's products in the section titled "Products in Clinical Trials and Products Under Development."

COMPETITION

     The pharmaceutical industry is highly competitive, and research on the causes of and possible treatments for cancer, Parkinson's Disease, central nervous system disorders and autoimmune diseases are developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established position in the pharmaceutical industry may be better equipped than the Company to develop and market products based on the application of new technologies for the treatment of these diseases. A significant amount of research in the field is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

     The Company is pursuing areas of product development in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are more effective than those of the Company. Rapid technological change of developments by others may result in the Company's potential products becoming obsolete or non-competitive.

SCIENTIFIC ADVISORY BOARD

     BLSI has organized a Scientific Advisory Board, which currently consists of 19 members (the "Scientific Advisors"). The Scientific Advisors have extensive experience in fields related to BLSI's fields of research. The Scientific Advisors may be asked to review and evaluate the research programs of BLSI, to advise it with respect to technical matters in fields in which it is involved and to recommend personnel to BLSI.

     The Scientific Advisors are employed by or have consulting agreements with other entities, some of which may conflict or compete with BLSI, and they are expected to devote only a portion of their time to BLSI. With the exception of the members of the Scientific Advisory Board who are also consultants to BLSI or its subsidiaries, the Scientific Advisors are not expected to participate actively in BLSI's activities or in the development of BLSI's technologies. Certain of the institutions with which the Scientific Advisors are affiliated may have regulations or policies which limit the ability of such personnel to act as part-time consultants or in other capacities for a commercial enterprise. Regulations or policies not in effect and adopted in the future might limit the ability of the Scientific Advisors to consult with BLSI or its subsidiaries.
The loss of the services of certain of the Scientific Advisors could have a material adverse effect on BLSI.

     Furthermore, no inventions or processes discovered by the Scientific Advisors will become the property of BLSI or its subsidiaries but will remain the property of such persons' full-time employers, other than those inventions or processes that may be covered by consulting agreements between BLSI and such advisors. In addition, the institutions with which the Scientific Advisors are affiliated may make available the research services of their scientific and other skilled personnel, including the Scientific Advisors, to entities other than BLSI pursuant to sponsored research agreements with others. Under such sponsored research agreements, such institutions may be obligated to assign or license patents and other proprietary information which may result from research sponsored by an entity other than BLSI, including research performed by a Scientific Advisor for a competitor of BLSI.

     BLSI's Scientific Advisory Board is divided into areas representing the unique research being conducted by each of BLSI's currently operating subsidiaries. Due to (i) the anticipated initiation of a Phase III clinical trial for THERAFECTIN, (ii) the corporate collaboration with Zeneca for research on MHC Class II Expression and (iii) the early nature of research involving Axogenesis Factor 1, no formal Scientific Advisory Board subcommittee for such programs have been established to date. The Scientific Advisory Board consists of:


Chairman of the Scientific Advisory Board


ROBERT S. LANGER, SC.D. Dr. Langer is the Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology ("MIT"). He is a member of the National Academy of Sciences, the National Academy of Engineering and the Institute of Medicine. Dr. Langer serves on the editorial boards of more than 10 peer-review journals, and is the current Editor of Biomaterials. He is a Director of Alkermes, Inc., a biopharmaceutical company. He is a member of the scientific advisory boards of a number of companies, including Genentech and Cygnus Corp. He has authored over 400 journal articles. Dr. Langer received his Sc.D. in Chemical Engineering from MIT.


Sub-Committee for Cartilage-Derived Inhibitor


HENRY BREM, M.D. Dr. Brem is Professor of Neurosurgery, Ophthalmology, and Oncology at Johns Hopkins University, and Director of Neurosurgical Oncology at Johns Hopkins Hospital. Dr. Brem is on the editorial boards of the Journal of Neuro-Oncology and The International Journal of Drug Targeting, and has been an ad hoc reviewer for approximately 10 peer review journals in the fields of oncology, neurosurgery and drug delivery. He is the principal author of more than 75 articles in peer-reviewed publications. Dr. Brem received his M.D. from Harvard Medical School.


LAURIE H. GLIMCHER, M.D. Dr. Glimcher is the Irene Heinz Given Professor of Immunology, Harvard School of Public Health. Dr. Glimcher has been the recipient of numerous honors and awards in recognition for her work in immunology. She has been Chair of the Rheumatology and Immunology Sections of the American Society of Clinical Investigation. She is past Associate Editor, The Journal of Immunology, and is on the editorial boards of the Journal of Molecular and Cellular Immunology, Arthritis and Rheumatism, Tissue Antigens, The New Biologist, and the Annual Review of Immunology. She is the author of more than 100 papers in peer-reviewed publications. Dr. Glimcher received her M.D. from Harvard Medical School.


ALEXANDER M. KLIBANOV, PH.D. Dr. Klibanov is Professor of Chemistry at MIT. He is a member of the National Academy of Engineering. He has received numerous international honors and awards in the fields of enzymes and proteins. Dr. Klibanov is on the editorial boards of a number of biochemical and chemical engineering publications, including Advances in Biochemical Engineering/Biotechnology, Biocatalysis and Biotechnology Progress. He is the author of more than 150 articles in scientific journals. Dr. Klibanov received his Ph.D. from Moscow University.

MARSHA A. MOSES, PH.D. Dr. Moses is an Assistant Professor of Surgery at the Harvard Medical School. Dr. Moses was the first to purify CDI and is the author of numerous papers related to the structure and function of CDI. Dr. Moses received her Ph.D. from Boston University.

ARTHUR J. SYTKOWSKI, M.D. Dr. Sytkowski is an Associate Professor of Medicine, Harvard Medical School, and Director of the Laboratory for Cell and Molecular Biology, New England Deaconess Hospital. He is an expert on the physical and chemical properties of erythropoietin and molecular basis of erythroid differentiation. Dr. Sytkowski has published more than 50 papers in these fields and is a past recipient of an NIH Career Development Award. Dr. Sytkowski received his M.D. from the Medical College of Wisconsin.

DAVID TAPPER, M.D. Dr. Tapper is Surgeon-in-Chief and Director, Department of Surgery, Children's Hospital & Medical Center, and Professor of Surgery, University of Washington Medical School. He is a member of 20 professional societies, and is author of more than 55 publications. Dr. Tapper is on the editorial board of Journal of Surgical Research. Dr. Tapper received his M.D. from the University of Maryland Medical School.

JOSEPH P. VACANTI, M.D. Dr. Vacanti is Associate Professor of Surgery, Harvard Medical School, and Director of the Laboratory for Transplantation and Tissue Engineering at The Children's Hospital Corporation of Boston. He is a member of a number of professional societies and is the author of more than 60 publications in the areas of transplantation, tissue engineering and pediatric surgery. Dr. Vacanti received his M.D. from the University of Nebraska College of Medicine.


Sub-Committee for Tumor-Targeting

ROBERT W. ATCHER, PH.D. Dr. Atcher is Assistant Professor of Radiation Oncology, University of Chicago, Group Leader, Chemistry Division, Argonne National Laboratory, Argonne, Illinois. Dr. Atcher was President of the Radiopharmaceutical Science Council of the Society of Nuclear Medicine. He is the Chairman of a number of University of Chicago committees dealing with the use of radioisotopes in clinical practice. Dr. Atcher has been or is a consultant for a number of companies developing clinical radiopharmaceutical products. He has authored more than 60 publications in peer-reviewed journals. Dr. Atcher received his Ph.D. from the University of Rochester.


WILLIAM D. BLOOMER, M.D. Dr. Bloomer is Professor of Radiology, Northwestern University Medical School and Chairman of the Department of Radiation Medicine. He is Associate Editor of each of Radiation Research, International Journal of Radiation Oncology, Biology and Physics and Antibody Immunoconjugates and Radiopharmaceuticals. He is a member of a number of professional societies and is the author of more than 125 articles in the fields of oncology and radiation biology. He received his M.D. from Jefferson Medical College.

ALAN L. EPSTEIN, M.D., PH.D. Dr. Epstein is Professor, Department of Pathology, University of Southern California. He is a member of a number of professional societies and is the author of more than 80 peer-reviewed publications in the fields of tumor biology, pathology, and radiation oncology. Dr. Epstein received his M.D. and Ph.D. from Stanford University.

AMIN I. KASSIS, PH.D. Dr. Kassis is an Associate Professor of Radiology at Harvard Medical School and Director of Radiation Biology at Brigham and Women's Hospital. Dr. Kassis is an authority on the clinical use of therapeutic and diagnostic radionuclides in cancer, and has authored more than 50 papers in this field. Dr. Kassis is the holder of nine patents pertaining to radionuclides and their uses. Dr. Kassis received his Ph.D. from McGill University of Montreal.

SCOTT F. ROSEBROUGH, PH.D. Dr. Rosebrough is Assistant Professor of Surgery and Radiology, University of Rochester. He is a member of numerous scientific societies, including the Society of Nuclear Medicine and the American Association for the Advancement of Science. Dr. Rosebrough has been the Principal Investigator on a number of NIH and other grants since 1986. He is the author of more than 10 peer-reviewed publications dealing with radio-imaging. Dr. Rosebrough received his Ph.D. from the State University of New York at Syracuse.

Sub-Committee for Parkinson's Disease

JOSEPH V. BRADY, PH.D. Dr. Brady is Professor of Neuroscience and Behavioral Biology, Johns Hopkins University School of Medicine. Dr. Brady is also the Director of the Behavioral Biology Research Center at Johns Hopkins University and President, Institutes for Behavior Resources, Inc., Washington, D.C. He is Past-President, Behavioral Pharmacology Society, Society of Behavioral Medicine, and the Eastern Psychological Association. Dr. Brady is the author of over 200 publications in the fields of Behavioral Physiology and Behavioral Pharmacology. He received his Ph.D. from the University of Chicago.

BRUCE M. COHEN, M.D., PH.D. Dr. Cohen is Professor of Psychiatry, Harvard Medical School, and attending Psychiatrist, McLean Hospital, Belmont, MA. Dr. Cohen is presently Chairperson, Biological Psychopathology Review Committee, Neuroscience Review Branch, NIMH. He is on the Editorial Board of the Harvard Review of Psychiatry and has authorized more than 180 articles in the fields of neurobiology and the mechanisms of action of antipsychotic drugs.


BERTHA K. MADRAS, PH.D. Dr. Madras is an Associate Professor of Psychobiology in the Department of Psychiatry at Harvard Medical School's New England Regional Primate Research Center. Dr. Madras is an international expert on the pharmacology of the dopamine and cocaine receptors in primate and human brains. Dr. Madras is on the Editorial Board of the journal, Synapse. She is the author of more than 50 papers in peer-review journals pertaining to the mechanisms of Parkinson's Disease and Alzheimer's Disease. Dr. Madras received her Ph.D. from McGill University of Montreal.


JEANNETTE C. MILLER, PH.D. Dr. Miller is Associate Professor of Psychiatry, New York University, School of Medicine. She is on the Editorial Advisory Board of the Journal of Biological Psychiatry. Dr. Miller is the author of more than 25 articles in the area of neuropharmacology. She received her Ph.D. from New York University.


MICHAEL A. MOSKOWITZ, M.D. Dr. Moskowitz is Professor of Neurology, Harvard Medical School, and Associate Neurologist, Massachusetts General Hospital. He is on the editorial boards of more than 10 neurological, medical and physiological journals, including Stroke, American Journal of Physiology, and Clinical Neuropharmacology. Dr. Moskowitz is the author of more than 100 articles in peer-reviewed journals. He received his M.D. from Tufts University School of Medicine.

HYMAN B. NIZNIK, PH.D. Dr. Niznik is Assistant Professor of Psychiatry, University of Toronto, and Section Head, Laboratory of Molecular Neurobiology, Clarke Institute of Psychiatry. Dr. Niznik is a member of a number of neuroscientific societies and has been an ad hoc reviewer for more than 10 neuroscientific journals. He is author of more than 70 papers in peer-reviewed neuroscience journals. Dr. Niznik received his Ph.D. from the University of Toronto.


PHILIP S. PORTOGHESE, PH.D. Dr. Portoghese is Professor of Medicinal Chemistry and Pharmacology, University of Minnesota. Dr. Portoghese has been Editor-In-Chief of the Journal of Medicinal Chemistry since 1972. He has served on numerous national and international panels in the field of medicinal chemistry, particularly the chemistry of opioids and opioid antagonists. He has authored more than 220 peer-reviewed publications. Dr. Portoghese received his Ph.D. from the University of Wisconsin.

MANUFACTURING

     The Company currently has no manufacturing facilities for either clinical trial or commercial quantities of any of its products. To date, the Company has obtained the limited amount of products required for clinical trials from contract manufacturing companies. The Company intends to establish contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and commercial sale. As a result of these contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with all applicable regulations. There can be no assurance that such parties will perform their obligations in a timely fashion and that any failures by such third parties would not cause a delay in clinical trials, commercialization of products, or ability to supply the market.

GOVERNMENT REGULATION

     Before a new drug may be commercially sold in the United States and other countries, clinical trials and other tests on the product must be conducted and results submitted to the appropriate regulatory agencies as part of the approval process. The steps required before a new drug product may be marketed in the United States include (i) preclinical laboratory and animal tests conducted in accordance with FDA's Good Laboratory Practices ("GLP") requirements, (ii) submission to FDA of a Notice of Claimed Investigational Exemption for New Drug ("IND"), which must become effective before human clinical trials may commence,
(iii) well-controlled human clinical trials to establish the safety and efficacy of the new drug product, (iv) submission of an NDA to FDA and (v) FDA approval of the NDA prior to any commercial sale or shipment of the drug. FDA approval must be obtained for each product and for each indication to be treated with each product.

     Preclinical tests include formulation development, laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of a product formulation. Drug products must be manufactured in accordance with FDA's current Good Manufacturing Practices ("cGMP") requirements, preclinical tests must be conducted in accordance with GLP regulations and clinical trials must be conducted in accordance with FDA's Good Clinical Practice ("GCP") requirements. The results of preclinical tests are submitted to FDA as part of the IND along with information on the manufacture of the drug substance and product and are reviewed by FDA prior to authorizing the sponsor to conduct clinical trials in human subjects. Unless FDA objects to an IND, the IND will become effective 30 days following its receipt by FDA. There is no certainty that submission of an IND will result in FDA authorization to commence clinical trials or that authorization of one phase of a clinical trial will result in authorization of other phases or that clinical trials will result in FDA approval. Clinical trials may be placed on hold by FDA at any time for a variety of reasons, particularly if safety concerns exist.

     Clinical trials for investigational drug products are typically conducted in three phases and are subject to specific protocols that are particularly detailed in Phase II and Phase III. Each protocol indicating how the clinical trial will be conducted must be submitted for review to FDA as part of the IND. The FDA's review of a study protocol does not necessarily mean that if the study is successful it will constitute proof of efficacy or safety. Further, each clinical study must be conducted under the auspices of an Investigational Review Board ("IRB"). The IRB considers, among other factors, ethical concerns, patients informed consent requirements and the possible liability of the institution. The IRB or FDA may require changes in a protocol both prior to and after the commencement of a trial. There is no assurance that the IRB or FDA will permit a study to go forward or, once started, to be completed.

     The three phases of clinical trials are generally conducted sequentially, but they may overlap. Phase I testing generally takes one year to complete and involves the initial introduction of the drug into humans for testing the safety, side effects, dosage tolerance, metabolism and clinical pharmacology of the drug. Initial human testing is generally done in healthy volunteers, but in the case of drugs for life-threatening diseases, Phase I may use patients afflicted with the target disease. Phase II testing generally takes one and one-half to two and one-half years and involves well-controlled tests in larger but still limited patient populations to determine the efficacy of the drug for specific indications, to determine optimal dosage and to identify possible side effects and safety risks. If a drug is found to be effective in Phase II evaluations, expanded Phase III trials are undertaken to evaluate the overall risk and benefits of the drug in relation to the treated disease in light of other available therapies. Phase III studies for an indication generally take two and one-half to five years to complete. Phase III clinical studies may be avoided under certain circumstances. For example, under the FDA's expedited approval regulations, FDA may determine that the study is not necessary, especially where no adequate alternative therapy exists, and/or if the disease under examination is life-threatening or seriously debilitating. FDA may suspend clinical trials at any time if the patients are believed to be exposed to a significant health risk.

     Reports of results of the preclinical studies and clinical trials for drug products are submitted to FDA in the form of an NDA for approval of marketing and commercial shipment. The NDA also includes information pertaining to the preparation of the drug substance, analytical methods, drug product formulation, details on the manufacture of finished product and proposed product packaging and labeling. Submission of an NDA does not assure FDA approval for marketing. The application review process is 180 days, but generally takes two to three years, or more, to complete, due to questions or concerns by FDA about the safety and/or efficacy of the product.

     In general, FDA requires at least two adequate and well-controlled studies demonstrating efficacy with sufficient levels of statistical assurance.
However, additional information may be required. Notwithstanding the submission of additional information, FDA ultimately may decide that the application does not satisfy its regulatory criteria for approval. Finally, FDA may require additional clinical tests following NDA approval to confirm product safety and efficacy (Phase IV clinical tests).

     If FDA decides that the application does not satisfy its regulatory criteria for approval, the sponsor must do one of the following: (1) amend, or notify FDA of an intent to amend, the NDA, (2) withdraw the application, (3) for new drugs, not including antibiotics, ask FDA to provide the applicant an opportunity for a hearing on whether grounds exist for denying approval, (4) for an antibiotic, file a petition or notify FDA of an intent to file a petition proposing the issuance, amendment, or repeal of a regulation, or (5) notify FDA that the applicant agrees to a review period extension to give further consideration to which of the previous four options the company will pursue.

     In the case of the THERAFECTIN NDA review, the Company has notified FDA of its intent to conduct another Phase III clinical trial and amend the NDA currently on file with FDA (option 1). There can be no assurance, however, that even if FDA allows the Company to amend the THERAFECTIN NDA that FDA will approve THERAFECTIN.

     Among the requirements for marketing all drugs is the requirement that prospective manufacturers, whether domestic or foreign, also conform to FDA's current cGMP requirements. In complying with cGMP standards, manufacturers must continue to expend time, money and effort in production, record keeping and quality control to ensure that the product meets applicable specifications and other requirements. Failure to comply subjects the manufacturer to possible FDA action, such as the suspension of manufacturing, seizure of the product, or voluntary recall of a product. Manufacturers, whether domestic or foreign, are subject to periodic inspection by FDA or local authorities under agreement with FDA.

     The product testing and approval process is likely to take a substantial number of years and involves expenditure of substantial resources. FDA also may require postmarketing testing and surveillance to monitor the use of the product and continued compliance with regulatory requirements. Upon approval, a drug may be marketed only for the approved indication in the approved dosage form at the approved dosage. Adverse experiences with the product must be reported to FDA. FDA also may require the submission of any lot of the product for inspection and may restrict the release of any lot that does not comply with FDA standards, or may otherwise order the suspension of manufacture, recall or seizure. Product approvals may be withdrawn if compliance with regulatory standards is not maintained or if problems concerning safety or efficacy of the product occur following approval.

       Clinical trials of the Company's product candidates and sales of any of its products in foreign countries are also subject to foreign regulatory authorities. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained prior to the commencement of marketing of the product in those countries. The approval process varies from country to country and the time required may be longer or shorter than that required for FDA approval.

       Prior to the Merger, Greenwich filed Product License Applications ("PLAs") for THERAFECTIN in the United Kingdom, the Republic of Ireland, the Netherlands, France and Switzerland during 1993. Regulatory authorities in the United Kingdom and France have sent notification of deficiencies in the THERAFECTIN PLAs which remain on file pending a response. Preparation of such responses may require substantial resources and, accordingly, has been postponed. In July 1994, Irotec Laboratories received verbal communication of a deficiency notification from regulatory authorities in the Netherlands and, following consultation with the Company, withdrew that PLA. See "Corporate Alliances." In October 1994, in response to a request from the appropriate regulatory agency, the Company withdrew its application to market THERAFECTIN in Switzerland. The PLA in Ireland continues to be reviewed by regulatory authorities, but the Company does not believe that such PLA will be approved without substantial additional work and additional capital investment.

EMPLOYEES

       As of March 15, 1996, the Company employed two individuals part-time and four individuals full-time, of whom two hold Ph.D. or M.D. degrees. None of the Company's employees is covered by collective bargaining agreements.


ITEM 2.PROPERTIES.

       The Company's administrative offices are presently located in Waltham, Massachusetts. The Company leases, in the aggregate, approximately 2,800 square feet of which a lease for approximately 1,800 square feet expires in April 1996 and approximately 1,000 square feet of space is leased month-to-month. The Company is currently exploring its options for new space or renegotiating its current lease, but believes that its facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company builds its own laboratory space or undertakes manufacturing operations. The Company, however, has no present intention to develop such capabilities for its technologies at this time.

ITEM 3.LEGAL PROCEEDINGS.

       For a discussion of legal proceedings of the Company, reference is made to Note 13 to the Company's Consolidated Financial Statements.

       There are no other pending legal proceedings of a material nature to which the Company is party or of which any of its property is the subject.

ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

ITEM 4A.       EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company and their principal positions with the Company. Except for S. David Hillson, Esq. and Marc E. Lanser, M.D. who are employed pursuant to employment agreements, each individual officer serves at the pleasure of the Board of Directors.

Name                      Age      Position
- ----                      ---      --------
Edson D. de Castro        58       Chairman of the Board of Directors
S. David Hillson, Esq.    55       President and Chief Executive Officer
Marc E. Lanser, M.D.      47       Executive Vice President and Chief Scientific Officer
George A. Eldridge        32       Vice President, Corporate Development & Finance, Treasurer
Steve H. Kanzer, Esq.     32       Secretary

EDSON D. DE CASTRO. Mr. de Castro became Chairman of the Board of Directors of the Company on June 15, 1995. Prior to the Merger of BLSI and Greenwich, Mr. de Castro held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since August 1993. Mr. de Castro was one of five founders of Data General Corporation and was responsible for the designs of the original NOVA computers. He served as its President and Chief Executive Officer until 1989 and as its Chairman of the Board of Directors from 1989 to 1990. Mr. de Castro is Chairman of the Board of Directors and Chief Executive Officer of Xenometrix, Inc., a biotechnology testing company in Boulder, Colorado. He is founder and Executive Committee member of the Massachusetts High Tech Council. Mr. de Castro is a Trustee of Boston University. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell, MA.

S. DAVID HILLSON, ESQ. Mr. Hillson became President and Chief Executive Officer of the Company on June 15, 1995. Prior to the Merger of BLSI and Greenwich, Mr. Hillson held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since November 1994. Prior to his responsibilities at BLSI, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross Incorporated in the research and investment banking divisions and from November 1992 to January 1994, Mr. Hillson was the Senior Managing Director, investment banking, at The Stamford Company in New York City. From September 1990 until October 1992, Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities. Prior to his involvement with Mabon Securities, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton where he managed three mutual funds primarily in the emerging growth area for the SLH Asset Management division from 1983 to 1990. He started his career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

STEVE H. KANZER, C.P.A., ESQ. Mr. Kanzer became Secretary of the Company on June 15, 1995. Prior to the Merger of BLSI and Greenwich, Mr. Kanzer held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since October 1992. Mr. Kanzer is a Managing Director of The Castle Group Ltd., a firm specializing in organizing and raising capital for biotechnology acquisitions and start-ups, and a Managing Director of Paramount Capital, Inc., a New York based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, and several privately held biopharmaceutical companies. Prior to joining The Castle Group Ltd. and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.

MARC E. LANSER, M.D. Dr. Lanser became Executive Vice President and Chief Scientific Officer of the Company on June 15, 1995. Prior to the Merger of BLSI and Greenwich, Dr. Lanser held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since November 1994. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of Boston Life Sciences, Inc., the privately-held company existing prior to the Merger. Prior to assuming the position of President and Chief Executive Officer, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed a NIH-funded research project in immunology and received a NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

GEORGE A. ELDRIDGE. Mr. Eldridge became Vice President, Corporate Development & Finance of the Company on June 15, 1995. Prior to the Merger of BLSI and Greenwich, Mr. Eldridge held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since April 1993. Before then, Mr. Eldridge was employed in the investment banking department of Kidder, Peabody & Co. Incorporated. Mr. Eldridge began his career with Kidder, Peabody & Co. Incorporated in 1986 in their New York corporate finance department. During his tenure in New York, Mr. Eldridge worked on a variety of acquisitions and public and private financings. Most recently, Mr. Eldridge was a member of Kidder, Peabody & Co. Incorporated's New England Investment Banking Group, where he focused on raising capital for emerging growth companies in New England. Mr. Eldridge received his M.B.A. from the University of Chicago's Graduate School of Business and his A.B. from Dartmouth College.



                                    PART II



ITEM 5.MARKET FOR REGISTRANT'S COMMON EQUITY
       AND RELATED STOCKHOLDER MATTERS.

       The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol BLSI. Prior to the Merger completed in June 1995 and since October 28, 1994, the Company's Common Stock was traded under the symbol GRPI. Prior to October 28, 1994, the Company's Common Stock was traded on The Nasdaq National Market under the symbol GRPI.

       The following table sets forth the high and low sale prices for the Registrant's Common Stock by quarter for 1994 and 1995, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, mark-downs or other fees of commissions, and may not necessarily represent actual transactions.

                                      High            Low
                                      ----            ---
       1994
                First Quarter     $ 4  1/8         $  7/8
                Second Quarter     1  9/16           7/16
                Third Quarter        15/16            1/4
                Fourth Quarter        9/16           3/32

       1995
                First Quarter      $ 11/32         $  1/8
                Second Quarter     1  9/32            1/4

                Third Quarter       1  1/8           9/16
                Four Quarter             1          11/32

       On March 27, 1996, the closing sales price for the Common Stock was $ 31/32 per share. The number of stockholders of record of BLSI Common Stock on March 27, 1996 was approximately 8,048. BLSI has not paid any dividends and does not expect to pay dividends in the foreseeable future.

ITEM 6.SELECTED FINANCIAL DATA.

       The selected consolidated financial information presented below has been derived from the audited consolidated financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with the Company's Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

                                   Period from                                                                      Period from
                                    Inception                                                                        Inception
                                (October 16, 1992)                       Year Ended                              (October 16, 1992)
                                     Through                                                                          Through
                                                 --------------------------------------------------------------
                                December 31, 1992   December 31, 1993   December 31, 1994   December 31, 1995   December 31, 1995
                                ------------------  ------------------  ------------------  ------------------  ------------------
Statement of Operations Data
     Revenues                     $         0         $         0         $         0        $    416,940        $    416,940
     Operating expenses               294,805           2,260,874           2,609,068          13,462,322          18,627,069
     Net loss                        (295,388)         (2,254,898)         (2,596,872)        (14,149,151)        (19,296,309)
     Net loss per share                 (0.02)              (0.08)              (0.07)              (0.22)
     Weighted average number
       of shares outstanding       15,200,442          28,939,403          39,339,212          63,479,928

                                                                December 31,                                          Pro Forma
                               ------------------------------------------------------------------------------
                                      1992                1993                1994                1995       December 31, 1995
                                      ----                ----                ----                ----       -----------------
Balance Sheet Data
     Total assets                 $   314,136         $   483,835         $   806,502        $  6,585,101        $ 27,371,101
     Working capital                 (262,725)           (145,178)         (1,518,571)           (297,303)         20,553,420
     Long-term debt                         0                   0                   0             658,735             658,735
     Stockholders' equity            (246,663)             42,374            (906,100)          1,185,802          21,971,802
(deficit)

          The Company has paid no cash dividends since its inception.


ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

     Overview

          On June 15, 1995, Greenwich Pharmaceuticals Incorporated ("Greenwich") acquired all of the outstanding common stock of Boston Life Sciences, Inc. ("Old BLSI"). Effective June 15, 1995, the merged company was renamed "Boston Life Sciences, Inc." (the "Company") and the management and Board of Directors of Old BLSI assumed the management of the Company. The acquisition of Old BLSI by Greenwich has been treated as recapitalization of Old BLSI with Old BLSI as the acquiror (reverse acquisition). The historical financial statements prior to June 15, 1995 are those of Old BLSI.

          The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases, such as cancer, central nervous system disorders and autoimmune diseases. The Company anticipates that its (i) research and development and (ii) general and administrative costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At December 31,

1995, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7.


     Year Ended December 31, 1995 and 1994

          The Company's operating loss was $14,149,151 during 1995 as compared with $2,596,872 during 1994. Purchased research and development in-process represented $10,421,544 of the total loss incurred by the Company during the year ended December 31, 1995. Net loss per common share also increased to $.22 per share during 1995 as compared with $.07 per share during 1994. The increase in the Company's cumulative operating loss, as well as on a per share basis, was primarily due to the completion of the Merger, effective June 15, 1995, of Old BLSI with and into Greenwich. In connection with the merger, $3.5 million was ascribed to acquired technology, representing the approximate value of THERAFECTIN. In addition, approximately $10.4 million of the purchase price was ascribed to acquired research and development in-process, whereby appropriate efficacy had not been demonstrated and no alternative future use existed. Based on the lack of available evidence supporting clinical efficacy or safety of all of the compounds acquired from Greenwich, exclusive of THERAFECTIN, and the excessive costs and time estimated to develop these compounds, management does not expect to continue to pursue the research or development of these compounds.

          Revenue was $416,940 during 1995 as compared with zero during 1994. This increase was due to (i) the recognition of $250,000 of previously deferred revenue upon resolution of certain unresolved issues with a potential corporate partner and (ii) the recognition of revenue attributable to the research and development agreement entered into by the Company and Zeneca Pharmaceuticals.

          Research and development expenses were $1,446,298 during 1995 as compared with $1,711,759 in 1994. This decrease was primarily due to the Company decreasing research funding on one of its programs in 1995 while increasing funding for another and incurring pre-clinical development expenses in 1994 for a completed project which did not recur in 1995. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur increased research and development costs in excess of $1.5 million during 1996 as the Company's technologies continue to advance.

          Licensing fees were $71,250 during 1995 as compared with zero during 1994. This increase was due to the Company executing certain licensing agreements during 1995 as compared with not executing any licensing agreement during 1994. Additionally, under its licensing agreements, the Company is obligated to remit certain amounts to its licensors in connection with the recognition of technology specific revenue.

          General and administrative expenses were $1,523,230 during 1995 as compared with $897,309 during 1994. This increase was primarily due to the Company expanding its operations, including its headcount, and incurring higher costs associated with being a publicly traded company during 1995 as compared to 1994. In order to develop a commercially viable product, whereby revenues may be expected to be generated with the technology acquired from Greenwich, the Company anticipates that approximately two million dollars of additional future expense will be necessary. There can be no assurance, however, that the expenditure of an additional two million dollars will result in the approval of any compounds or that approval will ever be able to be obtained by the Company. In addition, the Company anticipates higher general and administrative expenses over the next twelve months due primarily to increases in insurance costs, professional fees, and other ongoing costs associated with the Company operating as a public company for an entire twelve months.

          Net interest income (expense) was $(1,103,769) during 1995 as compared with net interest income of $12,196 during 1994. This increase in interest expense was due to the issuance of (i) $2,175,000 of notes payable in the first quarter of 1995 and (ii) $1,000,000 of convertible subordinated debentures in the fourth quarter of 1995, neither of which were outstanding in 1994. Net interest income (expense) also includes the amortization of debt issuance costs during the period the notes are outstanding. The Company anticipates that it will incur interest expense during the period the $2,175,000 of notes payable and $1,000,000 of convertible debentures remain outstanding but that the Company will also receive interest income due to anticipated higher cash balances associated with the Company raising approximately $24 million in gross proceeds in January and February of 1996.

          At December 31, 1995, the Company has approximately $12.8 million of net deferred tax assets for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, the Company has a history of incurring net operating losses and anticipates incurring additional net operating losses for the foreseeable future. Accordingly, management believes that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets.

     Year Ended December 31, 1994 and  1993

          No revenue was recorded by the Company during the years ended December 31, 1994 and 1993.

          Research and development expenses were $1,711,759 during 1994 as compared with $1,350,908 during 1993. This increase was primarily due to the Company initiating pre-clinical development expenses not incurred in the comparable period during 1993. Approximately half of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals.

          Licensing fees were zero during 1994 as compared with $102,433 during 1993. This decrease was due to the Company not entering into any licensing agreements during 1994 as compared with the comparable period during 1993 when the Company entered into three licensing agreements.

          General and administrative expenses were $897,309 during 1994 as compared with $807,533 during 1993. This increase was primarily due to the Company operating with higher staffing levels and professional fees for the twelve month period ended 1994.

          Net interest income was $12,196 during 1994 as compared with net interest income of $5,976 during 1993. This increase in net interest income was due to an increase in the Company's average outstanding cash balance, resulting from the issuance of Series B Preferred Stock early in 1994, on which interest was earned.

LIQUIDITY AND CAPITAL RESOURCES

          Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In addition, in March 1995, Old BLSI issued $2,175,000 of units consisting of notes payable, common stock and warrants to purchase shares of Old BLSI's Series B Preferred Stock. The $2,175,000 of notes payable became obligations of the Company and the warrants exercisable for shares of Old BLSI Series B Preferred Stock were exchanged for warrants exercisable for shares of the Company's common stock. In the second fiscal quarter of 1996, the Company anticipates repaying all accrued interest plus the remaining principal of $1,525,000 of notes payable. In December 1995, the Company also issued $1,000,000 of convertible subordinated debentures. During the first three months of 1996, the entire $1,000,000 of convertible subordinated debentures
were converted into 1,566,047 shares of common stock.   In the future, the
Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

          At December 31, 1995, the Company had available cash of $2,374,158 and a working capital deficit of $297,303. In January and February 1996, the Company raised approximately $24 million of gross proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock (See Note 15 of Notes to the Consolidated Financial Statements). The Company believes that with the level of financial resources available to it at December 31, 1995 and the additional $24 million of gross proceeds, it will have sufficient working capital to meet its anticipated expenditures for more than twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


       The audited financial statements of the Registrant are incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       Incorporated by reference from the Company's Current Report on Form 8-K dated July 28, 1995, as amended by the Company's Current Report on Form 8-K/A dated September 1, 1995.


                                   PART III


ITEM 10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.


        The table below sets forth the name of each of the Directors and Executive Officers of the Company. Each of the persons listed below has been nominated by the Board of Directors to serve as a Director for the ensuing year.

     Name                    Age                     Position
     ----                    ---                     --------
Colin B. Bier, Ph.D.         50                      Member of the Board of Directors
Edson D. de Castro (2)       57                      Chairman of the Board of Directors
S. David Hillson, Esq.       56                      President, Chief Executive Officer,
                                                        Director
Marc E. Lanser, M.D.         47                      Executive Vice President, Chief
Scientific                                              Officer, Director
Steve H. Kanzer, CPA, Esq.   33                      Secretary
Ira W. Lieberman, Ph.D.      53                      Member of the Board of Directors
E. Christopher Palmer, CPA   55                      Member of the Board of Directors



Colin B. Bier, Ph.D. Dr. Bier has been a member of the Board of Directors of the Company since April 1996. since 1990, Dr. Bier has been the managing director of ABA BioResearch, Inc., a clinical research organization (CRO), located in Montreal, Canada and a special advisor to the clinical laboratories and research area at Mount Sinai Hospital in Montreal, Canada. prior to his association with ABA BioResearch, Inc., Dr. Bier was founder, President and Chief Executive Officer of ITR Laboratories, Inc. Before Founding ITR Laboratories, Inc., Dr. Bier Spent Over Ten Years With Bio-Research Laboratories, A CRO, holding several senior level positions. Dr. Bier has published more than twenty-five scientific articles in his field in peer-reviewed journals and received his Ph.D. from Colorado State University and his B.A. from Sir George Williams University.


Edson D. de Castro. Mr. de Castro became Chairman of the Board of Directors of the Company on June 15, 1995. Prior to the merger of the Company and Greenwich Pharmaceuticals, Inc. (the "Merger"), Mr. de Castro held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since August 1993. Mr. de Castro was one of five founders of data general corporation ("DGC") and was responsible for the designs of the original NOVA Computers. he served as DGC's President and Chief Executive Officer until 1989 and as its Chairman of the Board of Directors from 1989 to 1990. Mr. de Castro is Chairman of the Board of Directors and Chief Executive Officer of Xenometrix, Inc., a biotechnology testing company in Boulder, Colorado. He is founder and Executive Committee member of the Massachusetts High Tech Council and a Trustee of Boston University. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell, MA.


S. David Hillson, Esq. Mr. Hillson became President And Chief Executive Officer of the Company on June 15, 1995. Prior to the Merger, Mr. Hillson held the same position with Boston Life Sciences, Inc., the privately-held Company existing prior to the Merger, since November 1994. Prior to his responsibilities at the former Boston Life Sciences, Inc. from January to November 1994, Mr. Hillson was Senior Vice President Of Josephthal, Lyon & Ross, Incorporated in the research and investment banking divisions and from November 1992 to January 1994, Mr. Hillson was the Senior Managing Director, investment banking, at The Stamford Company in New York City. From September 1990 until October 1992, Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities. Prior to his involvement with Mabon Securities, from 1983 to 1990, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

Steve H. Kanzer, CPA, Esq. Mr. Kanzer became Secretary of the Company on June 15, 1995. Prior to the Merger, Mr. Kanzer held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since October 1992. Mr. Kanzer is a Managing Director of The Castle Group Ltd., a firm specializing in organizing and raising capital for biotechnology acquisitions and start-ups, and a Managing Director of Paramount Capital, Inc., a New York-based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc., a publicly traded biopharmaceutical company, and several privately held biopharmaceutical companies. Prior to joining The Castle Group Ltd. and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.


Marc E. Lanser, M.D. Dr. Lanser became Executive Vice President and Chief Scientific Officer of the Company on June 15, 1995. Prior to the Merger, Dr. Lanser held the same position with Boston Life Sciences, Inc., the privately-held company existing prior to the Merger, since November 1994. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of Boston Life Sciences, Inc., the privately-held company existing prior to the Merger. Prior to assuming the position of President and Chief Executive Officer, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed a NIH funded research project in immunology and received a NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.


Ira W. Lieberman, Ph.D. Dr. Lieberman has been a member of the Board of Directors of the Company since its inception. Dr. Lieberman is currently on the staff of the World Bank and is involved in advising foreign governments on their privatization programs. From 1987 to 1992, Dr. Lieberman was President of LIPAM International, Inc. an international consulting and investment firm. From 1985 to 1987, Dr. Lieberman was on the staff of the World Bank and from 1975 to 1982 he was a senior executive with ICC Industries, Inc., where he served as Chief Financial Officer, Executive Vice President and Chief Executive Officer of Primex Plastics Corp., a subsidiary of ICC Industries, Inc. Dr. Lieberman received his M.B.A. from Columbia University and his Ph.D. from Oxford University.


E. Christopher Palmer, C.P.A. Mr. Palmer has been a member of the Company's Board of Directors since its inception in 1992. Mr. Palmer is a certified public accountant and founder of his own firm, providing tax and financial advisory services to high-net-worth family groups. Prior to 1977, Mr. Palmer was a partner in the accounting firm of Peat Marwick Mitchell & Co. Mr. Palmer is a Director and Chairman of the Trust and Investment Committees of Boston Private Bankcorp, Inc. and Boston Private Bank & Trust Corp., a Director of Coastal International Inc. and a trustee of two private foundations. Mr. Palmer received his M.B.A. from Rutgers University and his A.B. from Dartmouth College.

Item 11.  Executive Compensation.


     The following table sets forth the aggregate cash compensation paid by the Company for the year ended December 31, 1995 for services rendered in all capacities to each of the five most highly compensated executive officers whose aggregate cash compensation for that period exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                                      Long Term
                                                                                    Compensation
                                                  Annual Compensation(3)               Awards
                  Name and                                                                                   All Other
             Principal Position               Year       Salary(1)     Bonus(1)       Options              Compensation (2)
S. David Hillson                              1995       $170,000      $150,000(4)     932,300                 None
   President and  Chief                       1994         21,250(4)       None      1,824,053(6)              None
    Executive Officer                         1993          None           None           None                 None

Marc E. Lanser, M.D.                          1995        158,208        35,000        780,700              $10,366
   Executive Vice                             1994        157,000          None         76,002(6)             7,712
   President and Chief                        1993        150,000          None           None                7,505
    Scientific Officer

George A. Eldridge                            1995         93,542        20,000(5)     342,200                1,606
   Vice President, Corporate                  1994         80,000          None         60,802(6)              None
     Development and Finance                  1993         75,000          None        608,017                 None


_____________________


     (1) Amounts shown represent cash compensation earned by the named Executive Officers in the fiscal years presented.

     (2) All Other Compensation for Dr. Lanser and Mr. Eldridge includes the dollar value of matching contributions made in shares of the Company's Common Stock during the fiscal year under the Company's 401(k) plan, in the amount of $2,449 and $1,606, respectively. All Other Compensation for Dr. Lanser also includes the dollar value of premiums paid by the Company during the last fiscal year with respect to life insurance and disability insurance for the benefit of Dr. Lanser in the amount of $7,917, $7,712 and $7,505 in 1995, 1994 and 1993, respectively.

     (3) Includes compensation only for the period of the year during which the individual was employed by the Company.

     (4) Mr. Hillson received a non-discretionary bonus from the Company based upon the Board's determination that he had met certain performance targets specified in his agreement of employment, dated November 14, 1994, which by its terms expires in November, 1997.

     (5) Such amount was earned by Mr. Eldridge in 1995, but paid by the Company in 1996.

     (6) Represents the number of replacement options issued in conjunction with the Merger.


                       OPTION GRANTS IN LAST FISCAL YEAR



                                           % of Total                                Potential Realizable Value
                                            Options        Exercise                  at Assumed Annual Rates of
                                            Granted to        or                       Stock Appreciation for
                            Options         Employees in   Base Price   Expiration          Option Term (3)
Name                        Granted (#)(1) Fiscal Year      ($/sh)(2)      Date             5%          10%

S. David Hillson, Esq.       932,300         42.5%         0.78125      12/28/05        458,061       1,160,817
Marc  B. Lanser              780,700         35.6%         0.78125      12/28/05        383,577         972,058
George A. Eldridge           342,200         15.6%         0.78125      12/28/05        168,131         426,077
All employees in 1995      2,193,200

____________________


     (1) This table does not include options issued in connection with the Merger in exchange for previously outstanding options to purchase Common Stock of Old BLSI. Options granted to Messrs. Hillson and Eldridge and to Dr. Lanser to purchase 457,300, 167,200 and 505,700 shares of Common Stock, respectively, are exercisable as of January 1, 1996. Options granted to Messrs. Hillson and Eldridge and to Dr. Lanser to purchase 475,000, 175,000 and 275,000 shares of Common Stock, respectively, are 33% exercisable on or after December 30, 1996 and 100% exercisable on or after December 31, 1997.

     (2) The exercise price for each option is equal to the fair market value of the Company's Common Stock on the date of grant.


     (3) Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations required by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the value of the Common Stock.



Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values



                           Shares                                                   Value of Unexercised
                          Acquired       Value        Number of Unexercised        In-the-Money Options at
Name                     on Exercise      Realized   Options at Fiscal Year-End       Fiscal Year-End(1)
                           (#)
                                                    Exercisable   Unexercisable   Exercisable  Unexercisable
S. David Hillson, Esq.    None          None          912,028       1,844,325      $609,021       $609,021
Marc E. Lanser            None          None           38,001         818,701        25,376         25,376
George A. Eldridge        None          None          486,414         524,605       324,811        121,804

____________________


(1) The fair market value of "in-the-money" options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for Common Stock on the Nasdaq SmallCap Market of $.75 on December 29, 1995, multiplied by the number of options held.

Compensation of Directors.


     Annual Retainers


     Independent Directors, that is, those Directors who are not employees of the Company and who have not been employees of the Company for a period of one year previously ("Independent Directors"), receive cash compensation in the amount of $500 per meeting attended in person and $250 per meeting attended telephonically, although all Directors are reimbursed for ordinary and reasonable expenses of attending any board or committee meetings. In addition, Independent Directors were compensated in 1995 with an annual retainer of $5,000 and will be compensated the same amount in 1996. The annual retainer is not paid in cash but is paid to the Independent Directors with options to purchase shares of the Company's Common Stock pursuant to an Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Directors' Plan"). Beginning at the Annual Meeting, each Independent Director elected at an annual meeting of stockholders of the Company will automatically be granted options on the thirteenth trading day after the date of such annual meeting (the "Retainer Grant Date") to purchase a number of shares of the Company equal to the lesser of (a) 25,000 shares and (b) the quotient of the annual retainer for service as an Independent Director of the Company and 80% of the average of the fair market value of a share of the Company's Common Stock on the ten trading days following the third trading day after the date of such annual meeting of stockholders. If the number of shares of the Company's Common Stock calculated pursuant to clause
(b) above exceeds 25,000 shares, each Independent Director will automatically receive on the Retainer Grant Date, in addition to options to purchase 25,000 shares of the Company's common stock, a cash payment equal to the remaining portion of the annual retainer not provided for by the grant of such options.


     Exercise and Vesting


     The options granted to the Independent Directors pursuant to the foregoing terms shall be exercisable at a per share price of 20% of the average fair market value per share of the Company's Common Stock used to calculate such grant. Subject to provisions regarding expiration and termination of options, the options will become exercisable as to 75% of the shares of Common Stock of the Company issuable upon exercise of such options six months after the date of grant and as to 100% of such shares on the later of six months after the date of grant and December 31 of the year in which the grant is made.


     New Director Options


     Each person who is elected or appointed an Independent Director for the first time will automatically upon such election or appointment (the "Automatic Grant Date") be granted an option to purchase 75,000 shares of the Company's Common Stock ("New Director Options"). The exercise price of any New Director Options granted under the Plan may not be less than 100% of the fair market value of shares of the Company's Common Stock subject thereto on the Automatic Grant Date. Subject to provisions regarding expiration and termination of options, any New Director Options will become exercisable as to 20% of the shares of the Company's Common Stock subject thereto on the Automatic Grant Date and shall become exercisable as to an additional 20% of the shares of the Company's Common Stock issuable upon exercise thereof on each of the first, second, third and fourth anniversaries of such Automatic Grant Date. Colin B. Bier, Ph.D. was elected a Director of the Company in April 1996 and received New Director Options as described above.

Compensation Committee Interlocks and Insider Participation


     The compensation committee of the Company's Board of Directors during the last completed fiscal year was composed of Steve Kanzer, Ira Lieberman, and E. Christopher Palmer. Mr. Kanzer was also the Secretary of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


          As of May 9, 1996, the following members of the Company's management were known to the Company to be beneficial owners of the Company's outstanding Common Stock and/or Preferred Stock (on an as converted basis).


                                                     Amount and Nature of
Beneficial Owner                                  Beneficial Ownership (1)(2)            Percent
Colin B. Bier, Ph.D.                                        15,000           (3)         *
Director

Edson D. de Castro                                         456,014           (3)         *
Director

S. David Hillson, Esq.                                   1,384,528           (4)         1.0%
Director, President and Chief Executive
 Officer

Steve H. Kanzer, CPA, Esq.                                 366,759           (5)         *
Director and Secretary

Marc E. Lanser, M.D.                                     2,454,421           (6)         1.9%
Director, Executive Vice President and
 Chief Scientific Officer

Ira W. Lieberman, Ph.D.                                    118,308            (5)        *
Director

E. Christopher Palmer, CPA                                 118,308            (5)        *
Director

All current directors and executive                      4,968,338                       3.6%
 officers as a group

____________________


  *     Represents Less than 1% of the outstanding shares.


 (1) Except as indicated in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned.


 (2) Assumes that all Warrants outstanding prior to the Merger with Greenwich Pharmaceuticals, Inc. are not converted into shares of the Common
        Stock.

 (3) Consists of shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of April 20, 1996.


 (4) Includes 1,369,328 shares of Common Stock issuable upon exercise of options which will become exercisable within 60 days of April 20, 1996.


 (5) Includes 42,306 shares of Common Stock issuable upon exercise of options which will become exercisable within 60 days of April 20, 1996.


 (6) Includes 562,702 shares of Common Stock issuable upon exercise of options which will become exercisable within 60 days of April 20, 1996.


  As of April 20, 1996 the following persons were known to the Company to be beneficial owners of more than five percent of the Company's outstanding Common Stock and/or Preferred Stock (on an as converted basis).


                                    Amount and Nature of
Beneficial Owner                         Beneficial                  Percent
                                      Ownership (1)(2)
Lindsay A. Rosenwald, M.D.              7,107,918               (3)  5.4%
c/o Paramount Capital, Inc.
375 Park Avenue
Suite 1501
New York, NY 10152

____________________


     (1) Except as indicated in footnotes to this table, Dr. Rosenwald has sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned.

     (2) Assumes that all Warrants outstanding prior to the merger with Greenwich Pharmaceuticals, Inc. are not converted into shares of the Common Stock.

     (3) Includes 3,981,181 shares of Common Stock issuable upon exercise of warrants and options which will become exercisable within 60 days of April 20, 1996. Such figure does not include 2,655,268 shares of Common Stock beneficially owned by Dr. Rosenwald's spouse and by trusts for the benefit of his minor children, of which his spouse is the sole trustee.

Item 13.  Certain Relationships and Related Matters.


     Placement Agent Fees

     In connection with the issuance of Senior Bridge Notes, Old BLSI issued warrants to purchase 65,250 shares of Old BLSI common stock at $.04 per share and warrants to purchase 130,500 shares of Old BLSI Series B Preferred Stock at prices ranging from $.99 to $6.60 per share to the placement agent for such placement, who is a related party to BLSI. Lindsay A. Rosenwald, M.D., the Chairman of the Board of Directors, Chief Executive Officer and sole stockholder of the placement agent, is currently the sole holder of more than 5% of the outstanding Common Stock of the Company. Total issuance costs paid to the placement agent for such issuance was approximately $322,000. In addition, warrants to purchase 982,122 shares of Common Stock were issued to designees of the Company's placement agent.

     Costs paid to the placement agent for commissions and expenses related to the Old BLSI Series A Preferred Stock issuance in 1993 and the Old BLSI Series B Preferred Stock issuance in 1994 were approximately $403,000 and $259,000 respectively. In addition, warrants to purchase 1,536,593 shares of Common Stock at an exercise price of $.2110 and warrants to purchase 987,355 shares of Common Stock at an exercise price of $.229 were issued to designees of the Company's placement agent in connection with these offerings. Of these warrants, 138,592 were exchanged for shares of the Company's Common Stock in connection with the Merger.


Service Agreements with Placement Agent


     In August 1995, the Company entered into a two-year financial advisory services agreement with the placement agent involved with certain senior bridge note issuances of Old BLSI and certain of the Company's offerings. In connection with this agreement, the Company issued warrants to the placement agent for the purchase of 250,000 share of the Company's Common Stock.


     In addition, in connection with the Company's January and February 1996 equity offerings, the Company is committed to execute an agreement which will provide that the same placement agent receive a retainer fee of approximately $2,500 per month for a minimum of twenty four months and an as yet to be agreed-upon success fee on corporate partners first introduced to the Company by the placement agent.


                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(A)(1) The response to this portion of Item 14 is incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

(A)(3)   EXHIBITS. The Exhibits are listed in the Exhibit Index appearing below.

(B) REPORTS ON FORM 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 1995 and through March 27, 1996:

         Date of Report                  Item Reported
         --------------                  -------------

         September 22, 1995                   5,7

         November 8, 1995                     5,7

         December 29, 1995                    5,7

         February 23, 1996                    5

         March 7, 1996                        5



(C)      EXHIBITS (numbered in accordance with Item 601 of Regulation S-K).

Exhibit #      Description and Method of Filing
- ---------      --------------------------------

2.1            Amended and Restated Agreement of Merger, dated as of December
               29, 1994, by and between the Company and Greenwich
               Pharmaceuticals Incorporated (1)

2.2 Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (10)

3.1            Amended and Restated Certificate of Incorporation dated March 29,
               1996 (12)

3.2            Amended and Restated By-Laws, effective as of June 26, 1995 (12)

4.1            Rights Agreement between the Company and Chemical Trust Group
               (formerly Manufacturers Hanover Trust Company) as Rights Agent dated September 26, 1991 (3)

10.1           Research Contract, dated as of  January 1, 1983, between the
               Company and  Greenwich Research Company (4)

10.2           Consulting Agreement, dated as of  July 1, 1978, between the
               Company and Dr. Paul Gordon (5)

10.3           Consulting Agreement, dated as of  August 23, 1979, between the
               Company and Dr. Paul Gordon (6)

10.4 Assignment of Consulting Agreement and Guarantee, dated as of August 23, 1979, between the Company and Dr. Paul Gordon (6)

10.5 Second Amendment, dated as of February 25, 1980, to the Consulting Agreement between the Company and Dr. Paul Gordon (6)

10.6 Third Amendment, dated as of June 30, 1983, to the Consulting Agreement between the Company and Dr. Paul Gordon (4)

10.7 Reassignment, Termination, Cancellation and Release of Assignment of Consulting Agreement and Guarantee, dated as of June 29, 1983, between the Company and Dr. Paul Gordon (5)

10.8 Form of Indemnity Agreement to be entered into by the Company and its directors and officers (7)

10.9 Development and License Agreement for Amiprilose HCl dated February 25, 1989 between the Company and Syntex Corporation (8)

10.10 Development and License Agreement, dated as of June 1, 1990, by and between Kissei Pharmaceutical Co., Ltd. and Greenwich Pharmaceuticals International Incorporated (9)

10.11 Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (10)

10.12 Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan (10)

10.14 Agreement dated as of April 1, 1992 between the Company and Pickwick Plaza Associates (11)

21             Subsidiary of the Registrant (12)


23             Consent of Independent Accountants (13)

99             Report of Independent Accountants (13)


___________________

   (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994

   (2) Incorporated by reference to Greenwich's Amendment No. 1 to Registration Statement on S-3, Reg. No. 33-56120

   (3) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991

   (4) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1983

   (5) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1984

   (6) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1980

   (7) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders

   (8) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1988

   (9) Incorporated by reference to Greenwich's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990

   (10) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106

   (11) Incorporated by reference to Greenwich's Registration Statement on Form S-8, Reg. No. 33-38283

   (12) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995

   (13)      Filed herewith

                                  SIGNATURES


     Pursuant to the requirements of Section 12(B)(15) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                         Boston Life Sciences, Inc.
                                         (Registrant)


Date:   May 28, 1996                     BY:   /S/ Marc E. Lanser, M.D.
      ----------------                   ------------------------------























                                              Marc E. Lanser, M.D.
                                              Executive Vice President and
                                              Chief Scientific Officer


 Exhibit Sequential                                                                               Sequential
     Number                  Description and Method of Filing                                     Page Number
     ------                  --------------------------------
2.1                          Amended and Restated Agreement of Merger, dated as of December          --
                             29, 1994, by and between the Company and Greenwich
                             Pharmaceuticals Incorporated (Incorporated by reference to
                             Greenwich's Annual Report on Form 10-K for the year ended
                             December 31, 1994)

2.2                          Amendment No. 1 to Amended and Restated Agreement of Merger,            --
                             dated as of April 6, 1995, by and between the Company and
                             Greenwich Pharmaceuticals Incorporated (Incorporated by
                             reference to the Registration Statement of Greenwich
                             Pharmaceuticals Incorporated on Form S-4, Registration No.
                             33-91106)
                                                                                                     --

3.1                          Amended and Restated Certificate of Incorporation dated March 28,
                             1996 (Incorporated by Reference to BLSI's
                             Annual Report on Form 10-K for the year ended December  31,
                             1995)
                                                                                                      --
3.2                          Amended and Restated By-Laws, effective as of June 26, 1995
                             (Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995)

4.1                          Rights Agreement between the Company and Chemical Trust Group            --
                             (formerly Manufacturers Hanover Trust Company) as Rights Agent
                             dated September 26, 1991 (Incorporated by reference to
                             Greenwich's Current Report on Form 8-K dated September
                             26, 1991)

10.1                         Research Contract, dated as of  January 1, 1983, between the             --
                             Company and  Greenwich Research Company (Incorporated by
                             reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1983)

10.2                         Consulting Agreement, dated as of  July 1, 1978, between the             --
                             Company and Dr. Paul Gordon (Incorporated by reference to
                             Greenwich's Annual Report on Form 10-K for the year ended
                             December 31, 1984)

10.3                         Consulting Agreement, dated as of  August 23, 1979, between the          --
                             Company and Dr. Paul Gordon (Incorporated by reference to
                             Greenwich's Annual Report on Form 10-K for the year ended
                             December 31, 1980)

10.4                         Assignment of Consulting Agreement and Guarantee, dated as of            --
                             August 23, 1979, between the Company and Dr. Paul Gordon
                             (Incorporated by reference to Greenwich's Annual Report on
                             Form 10-K for the year ended December 31, 1980)



  Exhibit Sequential
        Number               Description and Method of Filing                                     Sequential
                             33-38283)                                                           Page Number

10.5                         Second Amendment, dated as of February 25, 1980, to the                 --
                             Consulting Agreement between the Company and Dr. Paul
                             Gordon (Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1980)

10.6                         Third Amendment, dated as of June 30, 1983, to the Consulting           --
                             Agreement  between the Company and Dr. Paul Gordon
                             (Incorporated by reference to Greenwich's Annual Report on
                             Form 10-K for the year ended December 31, 1983)

10.7                         Reassignment, Termination, Cancellation and Release of Assignment       --
                             of Consulting Agreement and Guarantee, dated as of June 29, 1983, between the Company and Dr. Paul Gordon (Incorporated by
                             reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1984)

10.8                         Form of Indemnity Agreement to be  entered into by the Company          --
                             and its directors and officers (Incorporated by reference to
                             Greenwich's proxy statement in connection with its 1987 Annual
                             Meeting of Stockholders)

10.9                         Development and License Agreement for Amiprilose HCl dated              --
                             February 25, 1989 between the Company and Syntex Corporation
                             (Incorporated by reference to Greenwich's Annual Report on Form
                             10-K for the year ended December 31, 1988)

10.10                        Development and License Agreement, dated as of June 1, 1990, by         --
                             and between Kissei Pharmaceutical Co., Ltd. and Greenwich
                             Pharmaceuticals International Incorporated (Incorporated by
                             reference to Greenwich's Quarterly Report on Form 10-Q for the quarter ended June 30, 1990)

10.11                        Boston Life Sciences, Inc. Amended and Restated Omnibus Stock           --
                             Option Plan (Incorporated by reference to the Registration
                             Statement of Greenwich Pharmaceuticals Incorporated on
                             Form S-4, Registration No. 33-91106)

10.12                        Boston Life Sciences, Inc. Amended and Restated 1990                    --
                             Non-Employee Directors' Non-Qualified Stock Option Plan
                             (Incorporated by reference to the Registration Statement of
                             Greenwich Pharmaceuticals Incorporated on Form S-4,
                             Registration No. 33-91106)

10.14                        Agreement dated as of April 1, 1992 between the Company and             --
                             Pickwick Plaza Associates (Incorporated by reference to
                             Greenwich's Registration Statement on Form S-8, Reg. No.
                             33-38283)



  Exhibit Sequential
        Number               Description and Method of Filing
                             33-38283)                                                            Sequential
                                                                                                 Page Number

21                           Subsidiary of the Registrant (Incorporated                               --
                             by reference to BLSI's Annual Report
                             on Form 10-K for the year ended December 31, 1995)

23                           Consent of Independent Accountants (Filed herewith)                      48

99                           Report of Independent Accountants (Filed herewith)                       49