Form 10-Q
period 1996-06-30
BOSTON LIFE SCIENCES INC /DE
filed 1996-08-14
CIK 94784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                  FORM  10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    June 30, 1996
                                    -------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                      to
                                    --------------------    --------------------

Commission File Number                          0-6533
                       ---------------------------------------------------------

                           BOSTON LIFE SCIENCES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                              87-0277826
- --------------------------------------------------------------------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                       Identification No.)

     31 Newbury Street, Suite 300, Boston, Massachusetts        02116
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip code)


                                 (617) 425-0200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
      (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         (X)    Yes          ( )    No

As of August 8, 1996, there were 109,114,142 shares of Common Stock outstanding.

                          BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q

                                                                 Page (s)
                                                                 --------

Part I - Financial Information:

  Item 1 - Financial Statements (unaudited)

    Condensed Consolidated Balance Sheets as of                     1
    June 30, 1996 and December 31, 1995

    Condensed Consolidated Statements of Income                     2
    for the three months ended June 30, 1996 and 1995
    and the six months ended June 30, 1996 and 1995

    Condensed Consolidated Statements of Cash Flows               3 - 4
    for the six months ended June 30, 1996 and 1995

    Notes to Condensed Consolidated Financial Statements          5 - 7

  Item 2 - Management's Discussion and Analysis of                8 - 11
           Financial Condition and Results of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                        12

  Item 2 - Changes in Securities                                    12

  Item 3 - Defaults Upon Senior Securities                          12

  Item 4 - Submission of Matters to a Vote of                       12
           Security Holders

  Item 5 - Other Information                                        12

  Item 6 - Exhibits and Reports on Form 8-K                         13

Signature (s)                                                       14


           PART I -- FINANCIAL INFORMATION

     ITEM 1:     FINANCIAL STATEMENTS

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheet
                          --------------------------
                                  (Unaudited)

                                                                          June 30, 1996                   December 31, 1995
                                                                    ---------------------------       ---------------------------

Assets
Current Assets:
     Cash and cash equivalents                                                    $24,703,409                     $ 2,125,838
     Short-term investments                                                                 0                         248,320
     Prepaid sponsored research & development expenses                                243,277                         117,902
     Other current assets                                                             145,899                         321,201
                                                                                 ------------                    ------------

           Total current assets                                                    25,092,585                       2,813,261

Fixed assets, net                                                                      69,932                          52,046
Stock issuance & deferred financing costs                                                   0                         211,794
Technology acquired                                                                 3,500,000                       3,500,000
Other assets                                                                          107,674                           8,000
                                                                                 ------------                    ------------

           Total assets                                                           $28,770,191                     $ 6,585,101
                                                                                 ============                    ============


Current liabilities:
     Accounts payable and accrued expenses                                           $818,306                       1,026,566
     Accrued merger transaction & stock issuance costs                                475,000                         484,605
     Deferred revenue                                                                 183,607                          83,060
     Notes payable and current portion of long-term debt                               96,486                       1,516,333
                                                                                 ------------                    ------------

           Total current liabilities                                                1,573,399                       3,110,564
                                                                                 ------------                    ------------

Long-term liabilities                                                                  18,496                         658,735
                                                                                 ------------                    ------------

Common stock subject to redemption                                                    186,000                       1,630,000
                                                                                 ------------                    ------------

Stockholders' equity:
     Series A Convertible Preferred stock, $.01 par value                               1,681                               0
           1,000,000 shares authorized
           No shares outstanding on 12/31/95 and
           168,053 shares outstanding on 6/30/96

     Common stock, $0.01 par value;                                                 1,046,997                         833,275
           175,000,000 shares authorized
           83,327,474 shares outstanding on 12/31/95 and
           104,699,668 shares outstanding on 6/30/96

Additional paid-in-capital                                                         48,095,631                      19,915,199

Deferred compensation                                                                (206,371)                       (266,363)

Deficit accumulated during development stage                                      (21,945,642)                    (19,296,309)
                                                                                 ------------                    ------------
           Total stockholders' equity                                              26,992,296                       1,185,802
                                                                                 ------------                    ------------

           Total liabilities and stockholders' equity                             $28,770,191                     $ 6,585,101
                                                                                 ============                    ============


            See notes to consolidated financial statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                                  (Unaudited)



                                                       Three Months Ended              Six Months Ended            From inception
                                                             June 30,                       June 30,             (October 16, 1992)
                                                     ----------------------          ----------------------           to June 30,
                                                     1996             1995            1996            1995               1996
                                                    ------           ------          ------          ------     ------------------

Revenues                                          $ 49,727         $ 16,393          $ 99,454       $ 66,393          $    516,394

Operating Expenses

  Research and development expenses                528,913          316,995           844,286        623,225             5,458,432

  Licensing fees                                    50,000                0            60,000         20,000               303,683

  THERAFECTIN(R) related expenses                  180,117                0           547,379              0               547,379

  General and administrative expenses              630,899          351,705         1,406,320        565,806             4,754,016

  Purchased research and development in-process          0       10,421,544                 0     10,421,544            10,421,544
                                               -----------     ------------       -----------   ------------          ------------

    Loss from operations                        (1,340,202)     (11,073,851)       (2,758,531)   (11,564,182)          (20,968,660)

  Net interest income (expense)                    236,466         (320,282)          109,198       (318,617)             (976,982)
                                               -----------     ------------       -----------   ------------          ------------

    Net loss                                   $(1,103,736)    $(11,394,133)      $(2,649,333)  $(11,882,799)         $(21,945,642)
                                               ===========     ============       ===========   ============          ============


    Net loss per common share                      $ (0.01)         $ (0.23)          $ (0.03)       $ (0.26)
                                               ===========     ============       ===========   ============


    Weighted average shares outstanding         90,996,937       49,683,694        88,037,094     45,665,077
                                               ===========     ============       ===========   ============


                See notes to consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                                                  Period from
                                                                          Six Months Ended June 30             inception (October
                                                                        ----------------------------            16, 1992) through
                                                                          1996                  1995              June 30, 1996
                                                                        ----------          ----------       ---------------------
Cash flows from operating activities:
  Net loss                                                              $ (2,649,333)     $(11,882,799)            $(21,945,642)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Purchased research and development in-process                                  0        10,421,544               10,421,544
    Issuance of stock, stock options and
      warrants to non-employees for services and fees                        158,677                 0                  289,393
    Amortization and depreciation                                            249,368           271,224                1,227,166
    Loss on disposal of fixed assets                                               0                 0                   15,589
    Changes in assets and liabilities:
      (Increase) in prepaid sponsored research & development expense        (125,375)         (137,524)                (243,277)
      Decrease (increase) in other assets                                     75,628           (40,247)                 249,955
      Increase (decrease) in accounts payable and accrued expenses          (208,260)          (66,196)                 355,246
      Increase in deferred revenue                                           100,547           183,607                  183,607
                                                                        ------------      ------------             ------------
      Net cash used for operating activities                              (2,398,748)       (1,250,391)              (9,446,419)
                                                                        ------------      ------------             ------------

Cash flows from investing activities:
  Net cash provided by acquisition of Greenwich Pharmaceuticals                    0         1,758,039                1,758,037
  Increase in fixed assets                                                   (27,150)          (24,816)                (102,457)
  Proceeds from sale of fixed assets                                               0                 0                    9,800
  Increase in other assets                                                         0                 0                   (8,000)
  Purchase of short-term investments                                               0                 0                 (248,320)
  Proceeds from sale of short-term investments                               248,320                 0                  248,320
                                                                        ------------      ------------             ------------
      Net cash provided by investing activities                              221,170         1,733,223                1,657,380
                                                                        ------------      ------------             ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                   5,590,180                 0               12,830,146
  Proceeds from issuance of convertible preferred stock                   23,991,000                 0               23,991,000
  Proceeds from issuance of notes payable                                          0         2,175,000                2,585,000
  Proceeds from issuance of convertible debt                                       0                 0                1,000,000
  Principal payments of notes payable                                     (1,574,832)                0               (2,681,485)
  Payment of note issuance costs                                                   0          (315,702)                (399,702)
  Payment of stock issuance and merger transaction costs                  (3,251,199)         (139,330)              (4,832,511)
                                                                        ------------      ------------             ------------
      Net cash provided by financing activities                           24,755,149         1,719,968               32,492,448
                                                                        ------------      ------------             ------------
Net increase in cash and cash equivalents                                 22,577,571         2,202,800               24,703,409
                                                                        ------------      ------------             ------------
Cash and cash equivalents at beginning of period                           2,125,838           146,832                        0
                                                                        ------------      ------------             ------------
Cash and cash equivalents at end of period                              $ 24,703,409       $ 2,349,632             $ 24,703,409
                                                                        ============      ============             ============


                See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)


              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1996)



Supplemental disclosure of non-cash investing and financing activities:

During the six months ended June 30, 1996:

$98,685 was ascribed to stock options issued to a consultant as partial compensation for services.

The Company issued 472,047 shares of common stock upon the exercise of certain warrant certificates which were net of 69,793 shares with a market value of $118,132 surrendered to satisfy the exercise price of such warrants.

The Company issued 12,602,248 shares of common stock resulting from the conversion of 71,858 shares of preferred stock.

The Company issued 472,741 shares of common stock to the placement agent for the June 28, 1996 private placement as part of the payment for the placement agent's services.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1996)



1. Basis of Presentation

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1995, appearing in the Company's Annual Report on Form 10-K for such year.


2. Issuance of Common Stock, Preferred Stock and Warrants for Common Stock

   In January and February 1996, the Company completed an equity private placement which raised proceeds of approximately $20.7 million net of approximately $3.3 million of issuance costs. In connection with the private placement, the Company issued (i) 239,910 shares of Series A Convertible Preferred Stock and (ii) granted warrants to purchase 5,997,750 shares of common stock at $.6708 per share. Each share of the Series A Convertible Preferred Stock is initially convertible at any time at the option of the holder into shares of common stock at a ratio of 175.3771 shares of common stock for each share of Series A Convertible Preferred Stock. The initial conversion ratio is subject to adjustment in February 1997 if the fair market value (as defined in the related agreements) of the Company's common stock issuable upon conversion of one share of the Series A Convertible Preferred Stock, is less than $130. The warrants may be redeemed at the election of the Company, in whole but not in part, one year after issuance under certain conditions as defined in the warrant agreements.

   In connection with this financing, the Company granted to the placement agent, a related party, options to acquire 23.991 units, each unit consisting of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 25,000 shares of common stock at $.6708 per share, at a per unit exercise price of $110,000. These options expire in February 2006. The Series A Convertible Preferred Stock included as part of the unit purchase options are subject to the same adjustment mechanism in February 1997 as the Series A Convertible Preferred Stock.

   In connection with, and after the completion of, this private placement, the Company filed a Registration Statement on Form S-3 to register approximately 48 million shares of the Company's

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1996)



   common stock as well as warrants to purchase approximately 6 million shares of common stock. This Registration Statement was declared effective by the Securities and Exchange Commission on May 10, 1996. The amount of common stock registered equals the number of shares into which the Series A Convertible Preferred Stock is convertible plus the number of shares issuable upon the exercise of the approximately 6 million warrants issued in January and February 1996. The Preferred Stock and warrants are owned by certain Selling Shareholders who may convert the Preferred Stock or exercise the warrants and sell the common stock received. The net proceeds from the sale of these securities will be received, and any commissions, discounts or other fees incurred in connection with any such sale will be borne, by the Selling Stockholders. The Company will not receive any proceeds from the sale of these securities, although the Company will receive the proceeds of any cash exercise of the warrants.

   On June 28, 1996, the Company completed a private placement of 5,000,000 shares of common stock which raised approximately $5 million in net proceeds. The net proceeds of the sale are expected to be used for research and development of certain of the Company's newest proposed products and programs. In connection with and after completion of this offering, the Company filed a Registration Statement on Form S-3 covering all such shares, which it expects will be declared effective by the Securities and Exchange Commission in mid-August 1996.

3. Conversion of Convertible Debentures

   In February 1996, the holder of all of the Company's 7% convertible debentures elected to convert them into shares of the Company's common stock. As a result, the Company issued 1,566,047 shares of common stock and recorded the carrying value of the related debentures of $578,000 (including accrued interest expense and net of unamortized discount attributable to the conversion feature and unamortized deferred financing fees) as par value of the stock issued and additional paid-in-capital.

4. Repayment of Senior Bridge Notes

   During the first quarter of 1996, the Company repaid accrued interest and $1,400,000 in principal of the $1,525,000 of notes payable. On April 1, 1996, the Company paid the remaining principal of $125,000 and associated accrued interest.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1996)



5. Common Stock Subject to Redemption

   During the six month period ended June 30, 1996, an aggregate value of $1,444,000 of the amount previously recorded as common stock subject to redemption was no longer subject to possible repayment and was reclassified as common equity. The Company has received or will receive approximately $169,000 in additional proceeds from the investors due to the expiration of certain valuation periods as defined in the investment agreements.

6. Net Loss Per Share

   Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

7. Subsequent Events

   On July 26, 1996, the Company filed a Registration Statement on Form S-3 to register approximately 11 million shares of the Company's common stock as well as warrants to purchase approximately 600,000 shares of common stock. These shares, which include the 5 million shares issued in conjunction with the June 28, 1996 private placement described in Note 2, and shares underlying units issued to the placement agents in the January - February 1996 equity private placement may be sold by certain Selling Stockholders from time to time. The net proceeds from the sale of these securities will be received, and any commissions, discounts or other fees incurred in connection with any such sale will be borne, by the Selling Stockholders. The Company will not receive any proceeds from the sale of these securities, although the Company will receive the proceeds of any cash exercise of the warrants.

Item 2.              Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                (June 30, 1996)


     This Quarterly Report on Form 10-Q may contain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, clinical trials and their effect on the FDA regulatory process, uncertainties regarding receipt of approvals for products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the documents referred to under such caption.

Results of Operations

 Overview

     On June 15, 1995, Greenwich Pharmaceuticals Incorporated ("Greenwich") acquired all of the outstanding common stock of Boston Life Sciences, Inc. ("Old BLSI") and Greenwich and Old BLSI merged. Effective June 15, 1995, the merged company was renamed "Boston Life Sciences, Inc." (the "Company") and management and the Board of Directors of Old BLSI assumed management of the Company. The acquisition of Old BLSI by Greenwich has been treated as a recapitalization of Old BLSI with Old BLSI as the acquiror (reverse acquisition). The historical financial statements prior to June 15, 1995 are those of Old BLSI.

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company anticipates that its (i) research and development and (ii) general and administrative costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At June 30, 1996, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended June 30, 1996 and 1995

     The Company's operating loss was $1,340,202 during the three month period ended June 30, 1996 as compared with $11,073,851 during the three month period ended June 30, 1995. Net loss per common share decreased to $.01 per share during the three month period ended June 30, 1996 as compared with $.23 per share during the three month period ended June 30, 1995. The operating loss for the 1995 period included approximately $10.4 million of purchased research and development in-process which was expensed in conjunction with the Company's merger with Greenwich on June 15, 1995. Exclusive of the purchased research and development in-process, the Company's operating loss increased from approximately $652,000 for the three months ended June 30, 1995 to approximately $1.3 million for the three months ended June 30, 1996. The higher loss in the 1996 period was primarily due to (i) costs associated with the Phase III clinical trial for THERAFECTIN/(R)/ (amiprilose HCl) which began in March 1996,
(ii) costs associated with the Company's Phase I/II clinical trial for Altropane/(R)/, and (iii) higher costs associated with being a publicly traded company during the three month period ended June 30, 1996 as compared to the comparable period during 1995.

     Revenue was $49,727 during the three month period ended June 30, 1996 as compared with $16,393 during the comparable 1995 period. Revenue for both periods is attributable to the research and development agreement entered into by the Company and Zeneca Pharmaceuticals in 1995.

     Research and development expenses were $528,913 during the three month period ended June 30, 1996 as compared with $316,995 during the comparable 1995 period. This increase was primarily due to the Company incurring additional clinical development expenses in 1996 for the Company's Altropane/(R)/ product which were not incurred in 1995. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs in excess of $1.5 million during 1996 as the Company's technologies continue to advance.

     Licensing fees were $50,000 during the three month period ended
June 30, 1996 as compared with zero during the comparable 1995 period. This increase was due to the Company executing certain licensing agreements during the three month period ended June 30, 1996 as compared to none during the comparable 1995 period. Additionally, under its licensing agreements, the Company is obligated to remit certain amounts to its licensors in connection with the recognition of technology specific revenue. Future licensing fees will result from the timing and terms of agreements which may be executed for technologies currently being developed or which may be developed in the future.

     THERAFECTIN/(R)/ (amiprilose HCI) related expenses were $180,117 during the three month period ended June 30, 1996 as compared with zero during the comparable 1995 period. This increase was primarily due to the Company incurring costs associated with the Phase III clinical trial for THERAFECTIN which began in March 1996.

  In order to develop a commercially viable product from Therafectin, whereby revenues may be expected to be generated with the technology acquired from Greenwich, the Company anticipates that approximately $1.5 million dollars of additional future expense will be necessary. There can be no assurance, however, that the expenditure of an additional $1.5 million dollars will result in the approval of any compounds or that approval will ever be able to be obtained by the Company.

     General and administrative expenses were $630,899 during the three month period ended June 30, 1996 as compared with $351,705 during the comparable 1995 period. This increase was primarily due to the Company (i) expanding its operations, including the number of its personnel, and (ii) incurring higher costs associated with being a publicly traded company during the three month period ended June 30, 1996 as compared to the comparable 1995 period.

     Net interest income was $236,466 during the three month period ended
June 30, 1996 as compared with net interest expense of $320,282 during the comparable 1995 period. The net interest income recognized during the 1996 period primarily related to higher cash balances associated with the Company raising net proceeds of approximately $20.7 million during a private placement in the first quarter. In addition, the Company paid the remaining principal on its notes payable at the beginning of the quarter. The net interest expense incurred during the 1995 period related to the issuance of $2.175 million of notes payable during that quarter as well as the amortization of the debt issuance costs thereon.

     At June 30, 1996, the Company has net deferred tax assets for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, the Company has a history of incurring net operating losses and anticipates incurring additional net operating losses for the foreseeable future. Accordingly, management believes that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets.

 Six Months Ended June 30, 1996 and 1995

     The Company's operating loss was $2,758,531 during the six month period ended June 30, 1996 as compared with $11,564,182 during the six month period ended June 30, 1995. Net loss per common share decreased to $.03 per share during the six month period ended June 30, 1996 as compared with $.26 per share during the six month period ended June 30, 1995. The operating loss for the 1995 period included approximately $10.4 million of purchased research and development in-process which was expensed in conjunction with the Company's merger with Greenwich on June 15, 1995. Exclusive of the purchased research and development in-process, the Company's operating loss increased from approximately $1.1 million for the six months ended June 30, 1995 to approximately $2.8 million for the six months ended June 30, 1996. The higher loss in the 1996 period was primarily due to (i) costs associated with the preparation and initiation of the Phase III clinical trial for THERAFECTIN/(R)/ (amiprilose HCl) which began in March 1996, (ii) costs associated with the Company's Phase I/II clinical trial for Altropane/(R)/, and (iii) higher costs associated with being a publicly traded company during the six month period ended June 30, 1996 as compared to the comparable period during 1995.

     Revenue was $99,454 during the six month period ended June 30, 1996 as compared with $66,393 during the comparable 1995 period. Revenue for both periods is attributable to the research and development agreement entered into by the Company and Zeneca Pharmaceuticals in 1995.

     Research and development expenses were $844,286 during the six month period ended June 30, 1996 as compared with $623,225 during the comparable 1995 period. This increase was primarily due to the Company incurring additional clinical development expenses in 1996 for the Company's Altropane/(R)/ product which were not incurred in 1995. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur increased research and development costs in excess of $1.5 million during 1996 as the Company's technologies continue to advance.

     Licensing fees were $60,000 during the six month period ended June 30, 1996 as compared with $20,000 during the comparable 1995 period. This increase was due to the Company executing certain licensing agreements during the six month period ended June 30, 1996 for a total amount greater than the licensing agreement executed during the comparable 1995 period. Additionally, under its licensing agreements, the Company is obligated to remit certain amounts to its licensors in connection with the recognition of technology specific revenue. Future licensing fees will result from the timing and terms of agreements which may be executed for technologies currently being developed or which may be developed in the future.

     THERAFECTIN/(R)/ (amiprilose HCI) related expenses were $547,379 during the six month period ended June 30, 1996 as compared with zero during the comparable 1995 period. This increase was primarily due to the Company incurring costs associated with the Phase III clinical trial for THERAFECTIN which began in March 1996.

  In order to develop a commercially viable product from Therafectin, whereby revenues may be expected to be generated with the technology acquired from Greenwich, the Company anticipates that approximately $1.5 million dollars of additional future expense will be necessary. There can be no assurance, however, that the expenditure of an additional $1.5 million dollars will result in the approval of any compounds or that approval will ever be able to be obtained by the Company.

     General and administrative expenses were $1,406,320 during the six month period ended June 30, 1996 as compared with $565,806 during the comparable 1995 period. This increase was primarily due to the Company (i) incurring $175,000 of contractual obligations associated with the employment contract with its Chief Executive Officer, (ii) expanding its operations, including its headcount, and
(iii) incurring higher costs associated with being a publicly traded company during the six month period ended June 30, 1996 as compared to the comparable 1995 period.

     Net interest income was $109,198 during the six month period ended
June 30, 1996 as compared with net interest expense of $318,617 during the comparable 1995 period. The net interest income recognized during the 1996 period primarily related to higher cash balances associated with the Company raising net proceeds of approximately $20.7 million during a private placement in the first quarter of 1996. In addition, the Company paid the remaining principal on its notes payable on April 1, 1996. The net interest expense incurred during the 1995 period related to the issuance of $2.175 million of notes payable during that quarter as well as the amortization of the debt issuance costs thereon.

     At June 30, 1996, the Company has net deferred tax assets for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, the Company has a history of incurring net operating losses and anticipates incurring additional net operating losses for the foreseeable future. Accordingly, management believes that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets.



Liquidity and Capital Resources

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $24 million of gross proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock (See Note 10 and Note 15 of Notes to the Consolidated Financial Statements in the Company's Annual Report filed on Form 10-K). In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 5 million shares of common stock. In the future, the Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

     At June 30, 1996, the Company had available cash of $24.7 million and working capital of $23.5 million. The Company believes that the level of financial resources available at June 30, 1996 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION
                          ----------------------------



ITEM 1:  LEGAL PROCEEDINGS.
         -----------------

         None.

ITEM 2:  CHANGES IN SECURITIES.
         ---------------------

         None.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         The annual meeting of stockholders was held on June 26, 1996. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorom. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative votes set forth below each matter.

         1. Proposal to elect directors, each to serve until the date of the 1997 annual meeting of stockholders and until their successors are elected and qualified:

                                                   For            Withheld
                                                   ---            --------

               Colin B. Bier                   76,186,856          105,357
               Edson D. deCastro               76,186,032          106,181
               S. David Hillson                76,186,632          105,581
               Steven H. Kanzer                76,184,556          105,469
               Marc E. Lanser                  76,186,744          107,657
               Ira W. Lieberman                76,184,956          107,257
               Christopher Palmer              76,187,144          105,069

         2. Proposal to ratify Price Waterhouse as auditors to examine and verify the accounts of the Company and to report thereon to the Board of Directors and the shareholders for the fiscal year ending
         December 31, 1996.

                                                   For             Against
                                                   ---             -------

                                               75,657,093          515,993

ITEM 5:  OTHER INFORMATION.
         -----------------

         None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         ---------------------------------

         (a) Exhibits.

         None.

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1996 and through August 12, 1996.

                 Date of Report                       Item Reported
                 --------------                       -------------

         1.      Form 8-K filed June 26, 1996               5

         2.      Form 8-K filed July 9, 1996                5

         3.      Form 8-K filed July 19, 1996               5

         4.      Form 8-K filed July 26, 1996               5

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Boston Life Sciences, Inc.
                                      --------------------------
                                         (Registrant)


DATE: August 12, 1996                 /s/ S. David Hillson
                                      -----------------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive and Financial
                                        Officer)

                                      /s/ Marc E. Lanser, M.D.
                                      -----------------------------
                                      Marc E. Lanser, M.D.
                                      Executive Vice President & Chief
                                        Scientific Officer