Form 10-Q
period 1996-09-30
BOSTON LIFE SCIENCES INC /DE
filed 1996-11-14
CIK 94784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM  10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    September 30, 1996
                                       ------------------

                                      or


(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  __________________  to  __________________

Commission File Number                0-6533
                                      ------


                           BOSTON LIFE SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                             87-0277826
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)



     31 Newbury Street, Suite 300, Boston, Massachusetts               02116
--------------------------------------------------------------------------------
     (Address of principal executive offices)                        (Zip code)



                                 (617) 425-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



                                 Not Applicable
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (X)    Yes                     (_)    No

As of November 12, 1996, there were 111,014,120 shares of Common Stock outstanding.

                          BOSTON LIFE SCIENCES, INC.

                              INDEX TO FORM 10-Q


                                                                   Page (s)
                                                                   --------

Part I - Financial Information:

  Item 1 - Financial Statements (unaudited)

     Condensed Consolidated Balance Sheets as of                      1
     September 30, 1996 and December 31, 1995

     Condensed Consolidated Statements of Operations                  2
     for the three months ended September 30, 1996 and 1995
     and the nine months ended September 30, 1996 and 1995

     Condensed Consolidated Statements of Cash Flows                3 - 4
     for the nine months ended September 30, 1996 and 1995

     Notes to Condensed Consolidated Financial Statements           5 - 7

  Item 2 - Management's Discussion and Analysis of                  8 - 12
         Financial Condition and Results of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                          13

  Item 2 - Changes in Securities                                      13

  Item 3 - Defaults Upon Senior Securities                            13

  Item 4 - Submission of Matters to a Vote of                         13
           Security Holders

  Item 5 - Other Information                                          13

  Item 6 - Exhibits and Reports on Form 8-K                           13

Signature (s)                                                         14

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheet
                          --------------------------
                                  (Unaudited)



                                                                    September 30, 1996  December 31, 1995
                                                                    ------------------  -----------------
Assets
Current Assets:
   Cash and cash equivalents                                             $  11,233,882    $  2,125,838
   Short-term investments                                                   12,515,900         248,320
   Prepaid sponsored research & development expenses                           273,443         117,902
   Other current assets                                                        110,273         321,201
                                                                         -------------    ------------
     Total current assets                                                   24,133,498       2,813,261

Fixed assets, net                                                              121,454          52,046
Stock issuance & deferred financing costs                                            0         211,794
Technology acquired                                                          3,500,000       3,500,000
Other assets                                                                   115,674           8,000
                                                                         -------------    ------------
     Total assets                                                        $  27,870,626    $  6,585,101
                                                                         =============    ============



Current liabilities:
   Accounts payable and accrued expenses                                 $     828,349    $  1,026,566
   Accrued merger transaction & stock issuance costs                           475,000         484,605
   Deferred revenue                                                            133,607          83,060
   Notes payable and current portion of long-term debt                          88,806       1,516,333
                                                                         -------------    ------------
     Total current liabilities                                               1,525,762       3,110,564
                                                                         -------------    ------------

Long-term liabilities                                                                0         658,735
                                                                         -------------    ------------

Common stock subject to redemption                                                   0       1,630,000
                                                                         -------------    ------------

Stockholders' equity:

   Series A Convertible Preferred stock, $.01 par value                         1,353                0
     1,000,000 shares authorized
     No shares outstanding on 12/31/95 and
     135,342 shares outstanding on 9/30/96

   Common stock, $0.01 par value;                                           1,106,708          833,275
     175,000,000 shares authorized
     83,327,474 shares outstanding on 12/31/95 and
     110,670,848 shares outstanding on 9/30/96

   Additional paid-in-capital                                              48,607,422       19,915,199

   Deferred compensation                                                     (305,747)        (266,363)

   Deficit accumulated during development stage                           (23,064,872)     (19,296,309)
                                                                         ------------     ------------
     Total stockholders' equity                                            26,344,864        1,185,802
                                                                         ------------     ------------
     Total liabilities and stockholders' equity                          $ 27,870,626     $  6,585,101
                                                                         ============     ============

                See notes to consolidated financial statements

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                     ------------------------------------
                                  (Unaudited)

                                                                                                        From inception
                                                   Three Months Ended          Nine Months Ended      (October 16, 1992)
                                                      September 30,              September 30,         to September 30,
                                                  1996         1995           1996            1995           1996
                                              -----------   -----------    -----------    ------------   ------------
Revenues                                      $    50,000   $   300,273    $   149,454    $    366,667   $    566,394

Operating Expenses
 Research and development expenses                614,687       439,677      1,458,973       1,062,901      6,073,119
 Licensing fees                                    30,000        51,250         90,000          71,250        333,683
 THERAFECTIN(R) related expenses                  265,366             0        812,745               0        812,745
 General and administrative expenses              587,871       561,161      1,994,191       1,126,968      5,341,887
 Purchased research and development
  in-process                                            0             0              0      10,421,544     10,421,544
                                              -----------   -----------    -----------    ------------   ------------
   Loss from operations                        (1,447,924)     (751,815)    (4,206,455)    (12,315,996)   (22,416,584)
 Net interest income (expense)                    328,694      (334,643)       437,892        (653,261)      (648,288)
                                              -----------   -----------    -----------    ------------   ------------
   Net loss                                   $(1,119,230)  $(1,086,458)   $(3,768,563)   $(12,969,257)  $(23,064,872)
                                              ===========   ===========    ===========    ============   ============

   Net loss per common share                       $(0.01)       $(0.01)        $(0.04)         $(0.23)
                                              ===========   ===========    ===========    ============

   Weighted average shares outstanding        108,233,306    79,524,031     94,769,165      57,075,420
                                              ===========   ===========    ===========    ============


See notes to consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Cash Flows
                     ------------------------------------
                                  (Unaudited)

                                                                                                                     Period from
                                                                                          Nine Months Ended           inception
                                                                                             September 30,        (October 16, 1992)
                                                                                       -------------------------       through
                                                                                           1996         1995      September 30, 1996
                                                                                       -----------   ------------ ------------------
Cash flows from operating activities
 Net loss                                                                              $(3,768,563)  $(12,969,257)  $(23,064,872)
 Adjustments to reconcile net loss to net cash used for operating activities:
  Purchased research and development in-process                                                  0     10,421,544     10,421,544
  Issuance of stock, stock options and warrants for compensation, services and fees        307,441         24,073        438,157
  Amortization and depreciation                                                            255,068        545,002      1,232,866
  Loss on disposal of fixed assets                                                               0              0         15,589
  Changes in assets and liabilities:
   (Increase) in prepaid sponsored research & development expense                         (155,541)       (87,566)      (273,443)
   Decrease (increase) in other assets                                                     103,254        205,635        277,581
   Increase (decrease) in accounts payable and accrued expenses                           (198,218)      (369,563)       365,288
   Increase (decrease) in deferred revenue                                                  50,547       (116,667)       133,607
                                                                                       -----------   ------------   ------------
   Net cash used for operating activities                                               (3,406,012)    (2,346,799)   (10,453,683)
                                                                                       -----------   ------------   ------------
Cash flows from investing activities:
 Net cash provided by acquisition of Greenwich Pharmaceuticals                                   0      1,758,037      1,758,037
 Increase in fixed assets                                                                  (84,372)       (17,315)      (159,679)
 Proceeds from sale of fixed assets                                                              0              0          9,800
 Increase in other assets                                                                        0              0         (8,000)
 Purchase of short-term investments, net                                               (12,267,580)             0    (12,515,900)
                                                                                       -----------   ------------   ------------
   Net cash (used for) provided by investing activities                                (12,351,952)     1,740,722    (10,915,742)
                                                                                       -----------   ------------   ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                                  5,763,836      1,000,000     13,003,802
 Proceeds from issuance of convertible preferred stock                                  23,991,000              0     23,991,000
 Proceeds from issuance of notes payable                                                         0      2,175,000      2,585,000
 Proceeds from issuance of convertible debt                                                      0              0      1,000,000
 Principal payments of notes payable                                                    (1,601,008)       (22,942)    (2,707,661)
 Payment of note issuance costs                                                                  0       (315,702)      (399,702)
 Payment of stock issuance and merger transaction costs                                 (3,287,820)      (287,760)    (4,869,132)
                                                                                        -----------  ------------   ------------
   Net cash provided by financing activities                                            24,866,008      2,548,596     32,603,307
                                                                                       -----------   ------------   ------------
Net increase in cash and cash equivalents                                                9,108,044      1,942,519     11,233,882
Cash and cash equivalents at beginning of period                                         2,125,838        146,832              0
                                                                                       -----------   ------------   ------------
Cash and cash equivalents at end of period                                             $11,233,882   $  2,089,351   $ 11,233,882
                                                                                       ===========   ============   ============



                See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)



                Consolidated Statement of Cash Flows, Continued



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the nine months ended September 30, 1996:

Approximately $387,000 was ascribed to stock options issued to employees, directors and consultants as partial compensation for services.

The Company issued 472,047 shares of common stock upon the exercise of certain warrant certificates which were net of 69,793 shares with a market value of $118,132 surrendered to satisfy the exercise price of such warrants.

The Company issued 18,339,008 shares of common stock resulting from the conversion of 104,569 shares of preferred stock.

The Company issued 472,741 shares of common stock to the placement agent for the June 28, 1996 private placement as part of the payment for the placement agent's services.

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1996)

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

      The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim periods shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1995, appearing in the Company's Annual Report on Form 10-K, as amended, for such year.


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

      In connection with, and after the completion of, this private placement, the Company filed a Registration Statement on Form S-3 to register approximately 48 million shares of the Company's

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1996)



      common stock as well as warrants to purchase approximately 6 million shares of common stock. This Registration Statement was declared effective by the Securities and Exchange Commission on May 10, 1996. The amount of common stock registered equals the number of shares into which the Series A Convertible Preferred Stock is convertible plus the number of shares issuable upon the exercise of the approximately 6 million warrants issued in January and February 1996. The Preferred Stock and warrants are owned by certain Selling Shareholders who may convert the Preferred Stock or exercise the warrants and sell the common stock received. The net proceeds from the sale of these securities will be received, and any commissions, discounts or other fees incurred in connection with any such sale will be borne, by the Selling Stockholders. The Company will not receive any proceeds from the sale of these securities although the Company will receive the proceeds of any cash exercise of the warrants.

      On June 28, 1996, the Company completed a private placement of 5,000,000 shares of common stock which raised approximately $5 million in net proceeds.

      On July 26, 1996, the Company filed a Registration Statement on Form S-3 to register approximately 11 million shares of the Company's common stock as well as warrants to purchase approximately 600,000 shares of common stock. The registered securities include the 5 million shares issued in conjunction with the June 28, 1996 private placement, the commission shares issued to the placement agent in connection therewith, and the shares and warrants underlying units issued to the placement agent in the January - February 1996 equity private placement. This Registration Statement was declared effective by the Securities and Exchange Commission on August 14, 1996. The common stock and warrants covered by this Registration Statement are owned by certain Selling Shareholders who may sell the common stock or exercise the warrants and sell the common stock received. The net proceeds from the sale of these securities will be received, and any commissions, discounts or other fees incurred in connection with any such sale will be borne, by the Selling Stockholders. The Company will not receive any proceeds from the sale of these securities although the Company will receive the proceeds of any cash exercise of the warrants.

3. CONVERSION OF CONVERTIBLE DEBENTURES

      In February 1996, the holder of the Company's 7% convertible debentures elected to convert them into shares of the Company's common stock. As a result, the Company issued 1,566,047 shares of common stock and recorded the carrying value of the related debentures of $578,000 (including accrued interest expense and net of unamortized discount attributable to the conversion feature and unamortized deferred financing fees) as par value of the stock issued and additional paid-in-capital.

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1996)



4.    REPAYMENT OF SENIOR BRIDGE NOTES

      During the first quarter of 1996, the Company repaid accrued interest and $1,400,000 in principal of the $1,525,000 of notes payable. On April 1, 1996, the Company paid the remaining principal of $125,000 and associated accrued interest.

5.    COMMON STOCK SUBJECT TO REDEMPTION

      During the nine month period ended September 30, 1996, an aggregate value of $1,630,000 of the amount previously recorded as common stock subject to redemption was no longer subject to possible repayment and was reclassified as common equity. The Company has received or will receive approximately $169,000 in additional proceeds from the investors in such common stock due to the expiration of certain valuation periods as defined in the investment agreements.

6.    NET LOSS PER SHARE

      Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                             (September  30, 1996)


     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the FDA regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the documents referred to under such caption.

RESULTS OF OPERATIONS

 Overview
 --------

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

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its (i) research and development and (ii) general and administrative costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At September 30, 1996, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended September 30, 1996 and 1995
 ----------------------------------------------

     The Company's operating loss was $1,447,924 during the three month period ended September 30, 1996 as compared with $751,815 during the three month period ended September 30, 1995. Net loss per common share equaled $.01 per share for each of the three month periods ended September 30, 1996 and 1995. The higher loss in the 1996 period was primarily due to (i) lower revenues, as further described in the next paragraph, (ii) costs associated with the Phase III clinical trial for THERAFECTIN(R) (amiprilose HCl) which began in March 1996,
(iii) an increase in the number of personnel supporting the Company's research and development activities and, (iv) the initiation of Company-sponsored research contracts with its collaborators for the development of the Company's recent programs licensed to the Company by these partners, including one related to a recently discovered transcription factor, C-Maf.

     Revenue was $50,000 during the three month period ended September 30, 1996 as compared with $300,273 during the comparable 1995 period. Revenue for both periods includes approximately $50,000 attributable to a research and development agreement entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995. Revenue for the three months ended September 30, 1996 also includes the recognition of $250,000 of revenue which had previously been deferred until the conclusion of negotiations regarding the treatment of such amounts with a potential corporate partner.

     Research and development expenses were $614,687 during the three month period ended September 30, 1996 as compared with $439,677 during the comparable 1995 period. This increase was primarily due to (i) an increase in the number of personnel supporting the Company's research and development activities, and
(ii) the initiation of Company-sponsored research contracts with its collaborators for the development of the Company's recent programs licensed to the Company by these partners, including one related to a recently discovered transcription factor, C-Maf, which the Company believes may have significant value in the treatment of autoimmune diseases and allergies. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs in excess of $2.3 million during 1996 as the Company pursues the continued advancement of its licensed technologies.

     Licensing fees were $30,000 during the three month period ended September 30, 1996 as compared with $51,250 during the comparable 1995 period. This decrease was due to the Company executing certain licensing agreements during the three months ended September 30, 1995 as compared to no such agreements having been executed during the comparable 1996 period. During the three months ended September 30, 1996, the Company made a $30,000 milestone payment under an existing licensing agreement. Under its current licensing agreements, the Company is obligated to remit certain amounts to its licensors in connection with the recognition of technology specific revenue. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) (amiprilose HCl) related expenses were $265,366 during the three month period ended September 30, 1996 as compared with zero during the comparable 1995 period. This increase was primarily due to the Company incurring costs associated with the Phase III clinical trial for THERAFECTIN(R) which began in March 1996.

  Before any commercially viable product from Therafectin(R) could possibly be developed to the point where any revenue would be generated if any product were to be approved, the Company expects that at least $1.3 million dollars of additional future expense will be necessary. There can be no assurance, however, that the expenditure of an additional $1.3 million dollars will result in the approval of any compounds or that approval will ever be able to be obtained by the Company.

     General and administrative expenses were $587,871 during the three month period ended September 30, 1996 as compared with $561,161 during the comparable 1995 period. This increase was primarily due to the Company expanding its operations including the number of its personnel.

     Net interest income was $328,694 during the three month period ended September 30, 1996 as compared with net interest expense of $334,643 during the comparable 1995 period. The net interest income recognized during the 1996 period primarily related to higher cash balances associated with the Company raising net proceeds of approximately $25.7 million from two private placements completed in 1996. In addition, the Company paid the remaining principal on its notes payable at the beginning of the second quarter. The net interest expense incurred during the 1995 period related to the issuance of $2.175 million of notes payable during the first quarter of 1995 as well as the amortization of the debt issuance costs thereon.

     At September 30, 1996, the Company has net deferred tax assets for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, and Therafectin(R) related expenses, the Company has a history of incurring net operating losses and anticipates incurring additional net operating losses for the foreseeable future. Accordingly, management believes that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets.

 Nine Months Ended September 30, 1996 and 1995
 ---------------------------------------------

     The Company's operating loss was $4,206,455 during the nine month period ended September 30, 1996 as compared with $12,315,996 during the nine month period ended September 30, 1995. Net loss per common share decreased to $.04 per share during the nine month period ended September 30, 1996 as compared with $.23 per share during the nine month period ended September 30, 1995. The operating loss for the 1995 period included approximately $10.4 million of purchased research and development in-process which was expensed in conjunction with the Company's merger with Greenwich on June 15, 1995. Exclusive of the purchased research and development in-process, the Company's operating loss increased from approximately $1.9 million for the nine months ended September 30, 1995 to approximately $4.2 million for the nine months ended September 30, 1996. The higher loss in the 1996 period was primarily due to (i) lower revenues, as further described in the next paragraph, (ii) costs associated with the preparation and initiation of the Phase III clinical trial for THERAFECTIN(R) (amiprilose HCl) which began in March 1996, (iii) costs associated with the Company's Phase I/II clinical trial for Altropane(TM) and,
(iv) higher costs associated with being a publicly traded company during the entire nine month period ended September 30, 1996 as compared to only a portion of the comparable period during 1995.

     Revenue was $149,454 during the nine month period ended September 30, 1996 as compared with $366,667 during the comparable 1995 period. Revenue for both periods includes approximately $150,000 and $117,000, respectively, attributable to the research and development agreement entered into by the Company and Zeneca Pharmaceuticals in 1995. Revenue for the nine months ended September 30, 1995 also includes the recognition of $250,000 of revenue which had previously been deferred until the conclusion of negotiations regarding the treatment of such amounts with a potential corporate partner.

     Research and development expenses were $1,458,973 during the nine month period ended September 30, 1996 as compared with $1,062,901 during the comparable 1995 period. This increase was primarily due to the Company (i) incurring additional clinical development expenses in 1996 for the Company's Altropane(TM) product which were not incurred in 1995, (ii) an increase in the number of personnel supporting the Company's research and development activities, and (iii) the initiation of Company-sponsored research contracts with its collaborators for the development of the Company's recent programs licensed to the Company by these partners, including one related to a recently discovered transcription factor, C-Maf, which the Company believes may have significant value in the treatment of autoimmune diseases and allergies. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur increased research and development costs in excess of $2.3 million during 1996 as the Company pursues the continued advancement of its licensed technologies.

     Licensing fees were $90,000 during the nine month period ended September 30, 1996 as compared with $71,250 during the comparable 1995 period. This increase was primarily due to the Company making a $30,000 milestone payment under an existing licensing agreement. Under its current licensing agreements, the Company is obligated to remit certain amounts to its licensors in connection with the recognition of technology specific revenue. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) (amiprilose HCl) related expenses were $812,745 during the nine month period ended September 30, 1996 as compared with zero during the comparable 1995 period. The Company commenced its Phase III clinical trial for THERAFECTIN(R) in March 1996.

     Before any commercially viable product from Therafectin(R) could possibly be developed to the point where any revenue would be generated if any product were to be approved, the Company expects that at least $1.3 million dollars of additional future expense will be necessary. There can be no assurance, however, that the expenditure of an additional $1.3 million dollars will result in the approval of any compounds or that approval will ever be able to be obtained by the Company.

     General and administrative expenses were $1,994,191 during the nine month period ended September 30, 1996 as compared with $1,126,968 during the comparable 1995 period. This increase was primarily due to the Company (i) incurring $175,000 of contractual obligations associated with the employment contract with its Chief Executive Officer, (ii) expanding its operations, including its headcount, and (iii) incurring higher costs associated with being a publicly traded company during the entire nine month period ended September 30, 1996 as compared with only a portion of the comparable 1995 period.

     Net interest income was $437,892 during the nine month period ended September 30, 1996 as compared with net interest expense of $653,261 during the comparable 1995 period. The net interest income recognized during the 1996 period primarily related to higher cash balances associated with the Company raising net proceeds of approximately $25.7 million from two private placements completed in 1996. In addition, the Company paid the remaining principal on its notes payable on April 1, 1996. The net interest expense incurred during the 1995 period related to the issuance of $2.175 million of notes payable during the first quarter of 1995 as well as the amortization of the debt issuance costs thereon.

     At September 30, 1996, the Company has net deferred tax assets for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, and Therafectin(R) related expenses, the Company has a history of incurring net operating losses and anticipates incurring additional net operating losses for the foreseeable future. Accordingly, management believes that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock (See Note 10 and Note 15 of Notes to the Consolidated Financial Statements in the Company's Annual Report for the year ended December 31, 1995 filed on Form 10-K, as amended). In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 5 million shares of common stock. In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

          At September 30, 1996, the Company had available cash, cash equivalents and short term investments of $23.7 million and working capital of $22.6 million. The Company believes that the level of financial resources available at September 30, 1996 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

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

         None.


ITEM 5:  OTHER INFORMATION.
         -----------------

         None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)   Exhibits.

         None.

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1996 and through November 13, 1996.


                       Date of Report                      Item Reported
              ---------------------------------            -------------

       1      Form 8-K filed July 9, 1996                        5

       2      Form 8-K filed July 16, 1996                       5

       3      Form 8-K filed July 19, 1996                       5

       4      Form 8-K filed July 26 ,1996                       5

       5      Form 8-K filed September 16, 1996                  5

       6      Form 8-K filed October 15, 1996                    5

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


                                      Boston Life Sciences, Inc.
                                      --------------------------
                                         (Registrant)


DATE:    November 13, 1996            /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer


                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer