Form 10-K
period 1996-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1997-03-31
CIK 94784

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                      OR
        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                FOR THE TRANSITION PERIOD FROM ______ TO ______

                         Commission file number 0-6533

                          BOSTON LIFE SCIENCES, INC.
            (Exact name of registrant as specified in its charter)


                  DELAWARE                               87-0277826
        (State or other jurisdiction of              (I.R.S. Employer
        incorporation or organization)               Identification No.)

          31 NEWBURY STREET, SUITE 300                         02116
              BOSTON, MASSACHUSETTS                         (Zip Code)
     (Address of principal executive offices)


Registrant's telephone number, including area code:  (617) 425-0200

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
            WARRANTS TO PURCHASE COMMON STOCK, PAR VALUE $.01 PER SHARE
                               (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation SK ((S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. [_]

     Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq Small Cap Market on March 24, 1997, the aggregate market value of the 117,849,919 outstanding shares of voting stock held by nonaffiliates of the Registrant was $77,339,009.

     As of March 24, 1997, there were 123,833,994 shares of the Registrant's Common Stock issued and outstanding and Warrants to purchase 5,716,502 shares of Common Stock issued and outstanding.

                                    PART I

     Item 1.   BUSINESS.

FORWARD-LOOKING STATEMENTS

     The description of the business of Boston Life Sciences, Inc. ("BLSI" or the "Company") that follows contains certain forward-looking statements on the Company's prospects for its pharmaceutical development activities and results of operations based on current management expectations. For a description of meaningful factors which could cause future results to differ materially from such expectations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

OVERVIEW

     BLSI is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system (CNS) disorders and autoimmune diseases. The Company was incorporated in Delaware in 1972 under the name Greenwich Pharmaceuticals Incorporated ("Greenwich"). Effective June 15, 1995, Greenwich merged with a privately-held company named Boston Life Sciences, Inc. (the "Merger"). Greenwich survived the Merger and changed its name to Boston Life Sciences, Inc. The Company's principal executive offices are located at 31 Newbury Street, Suite 300, Boston, Massachusetts, and its telephone number is (617) 425-0200.

     In general, the Company's corporate strategy is to (i) fund the early development of its compounds in preclinical development and (ii) enter into corporate partnering arrangements with established pharmaceutical or biotechnology companies to support the continued development of its compounds and the marketing of any products as and to the extent they receive government approval. Additionally, since the Company does not currently own any laboratory or manufacturing facilities, it contracts for such services and intends to continue to do so.

     The Company currently has six technologies under development. Therafectin, a potential treatment for rheumatiod arthritis, was acquired as a result of the Merger. The balance of the Company's technologies currently under development were invented or discovered by researchers working at Harvard University and its affiliated hospitals ("Harvard and its Affiliates") and have been licensed to BLSI.

PRODUCTS IN CLINICAL TRIALS

     1.      THERAFECTIN(R) (AMIPRILOSE HCL)

     THERAFECTIN is a synthetic small molecule developed for the treatment of Rheumatoid Arthritis which has undergone extensive preclinical and clinical testing in which the molecule has been demonstrated to be safe and extremely well-tolerated. A New Drug Application ("NDA") was initially filed with the FDA in 1993 by Greenwich. Rheumatoid Arthritis affects approximately 2.5 million individuals in the U.S. It is estimated that the total U.S. market for Rheumatoid Arthritis drug sales is approximately $1.5 billion per year.

     Subsequent to the Merger, the Company completed a review of the THERAFECTIN preclinical and clinical data provided by Greenwich, including the Investigational New Drug ("IND") and New Drug Application ("NDA") filings, correspondence between Greenwich and the Food and Drug Administration ("FDA"), and the transcripts of the Arthritis Advisory Committee meetings. The Company sought input from outside independent regulatory affairs consultants and reviewed such preclinical and clinical data with certain of Greenwich's scientific and regulatory affairs personnel. Based on its preliminary analysis, the Company concluded that there was sufficient evidence of therapeutic efficacy and that further investigation of the clinical strategy of THERAFECTIN was warranted. To this end, the Company assembled a panel comprised of expert academic clinical rheumatologists (the "Expert Panel") and enlisted the aid of medical, regulatory, and statistical consultants to assist in the formulation of a clinical strategy for THERAFECTIN. The Company held a consensus meeting with the entire Expert Panel and other consultants to discuss such strategy (including potential protocols for any possible additional clinical study) for THERAFECTIN.

     Based on input from the Expert Panel as well as its own analysis, the Company initiated a Phase III trial in March 1996. The trial is designed to closely resemble and replicate the successful results of Greenwich's Phase III RA-9 trial. RA-9 was a 200 patient, double-blind trial conducted by Greenwich which demonstrated that THERAFECTIN was more effective than placebo with statistical significance, starting at about week six and extending through the end of the twelve week trial. The Company's longer, 20 week double-blind, placebo-controlled trial is expected to enroll approximately 220 patients. Initially expected to be conducted at approximately 10-15 centers across the United States, the number of sites was increased to 25 centers in January 1997. The Company expects to complete enrollment in March 1997 which should result in completion of the trial in the third quarter of 1997.

     The Company believes that a successful clinical trial will demonstrate, to the extent required, the efficacy of THERAFECTIN. If the trial is successful, the Company intends to submit an amendment to the pending NDA with the goal of attaining marketing approval for THERAFECTIN from the FDA. There can be no assurances, however, that the FDA will approve THERAFECTIN based on successful completion of the current clinical trial, or if THERAFECTIN is approved, that the Company will be able to successfully manufacture, market, and distribute THERAFECTIN.

     2.   ALTROPANE(TM) TO DIAGNOSE PARKINSON'S DISEASE

     Altropane is a /123/I-based nuclear medicine imaging agent that the Company believes may be useful in the diagnosis of Parkinson's Disease prior to the onset of specific symptoms. Since administration of currently available therapies in the early stages of Parkinson's Disease may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. Parkinson's Disease ("PD") afflicts about 250,000-500,000 Americans and about 4 million individuals worldwide. The number of individuals having PD is expected to grow substantially as life expectancy grows worldwide. PD is a chronic, irreversible neurodegenerative disease generally afflicting those over 50. It is caused by a marked decrease in the number of dopamine terminals in specific areas of the brain. Inadequate production of dopamine causes the classic PD symptoms of resting tremor, muscle retardation, and rigidity.

     In July 1996, the Company completed a physician-sponsored Phase I/II study of Altropane. In the Phase I portion of the study, Altropane was administered to ten healthy normal volunteers in order to determine safety and brain image quality. The Phase II portion of the study was designed to test Altropane's ability to detect changes in the number of dopamine transporters in the brain in nine patients with clinically diagnosed PD. The study was carried out at the Massachusetts General Hospital ("MGH") under the guidance of Dr. Alan Fishman, chief of nuclear medicine at the MGH.

     The Company believes that the results from this study showed that Altropane is a safe, accurate, and convenient agent to image the dopamine transporter system in the brain. Quantitative data from this study also showed that the number of dopamine transporters in the affected region of the brain can be obtained within 90 minutes of injection. The use of Altropane together with SPECT brain scanning appeared to demonstrate a greater than 70% loss of dopamine transporters in patients with mild clinical disease and an even greater loss in patients with more severe disease. In one patient in whom the diagnosis of PD was in dispute, physicians using Altropane were able to demonstrate that the patient did not in fact have PD.

     Based upon the results of the physician sponsored Phase I/II study, the Company filed an IND application in November 1996 seeking permission to conduct full scale clinical trials. In January 1997, the FDA notified the Company that it could proceed with the trials. The Company plans to initiate its corporate clinical trial in the second quarter of 1997. The Company plans to perform a small phase I study to confirm the results of the previous physician-sponsored study, and then to proceed with its phase II and phase III studies simultaneously. The Company expects to complete its clinical testing program by the end of 1997 although there can be no assurance that this timing in fact will be met.

     In October 1996, the Company acquired the rights to a technetium-based imaging agent called Technepine for the potential diagnosis of PD. The Company believes that Technepine could eventually supplement Altropane in the PD diagnostic market and thus represents a "second generation" radioimaging agent for the diagnosis of PD. Technetium has potential advantages over 123I as a radioligand for imaging because of its longer half-life, lower production costs, and ease of use. The Company believes that it should attempt to maintain its potential lead position with Altropane in the PD diagnostic market, and therefore has decided to invest in the development of newer and hopefully improved versions of Altropane. Technepine is in the early stages of preclinical development and substantial work needs to be completed prior to the commencement of human clinical testing.

PRECLINICAL DEVELOPMENT PROGRAMS

     1.   INHIBITION OF MHC CLASS II EXPRESSION

     Autoimmune diseases are characterized by the production of antibodies directed against the body's own tissues, and the consequent destruction of those tissues by the body's immune cells. Central to the pathogenesis of these diseases is the expression of MHC (Major Histocompatibility Complex) class II DR molecules on the surface of antigen-presenting cells that are found within the tissues that are attacked in autoimmune disease. The cause of this expression of the MHC DR molecules is not known but it is apparent that the expression of these molecules plays a role in triggering the immune system to attack these tissues. The Company is seeking to develop a means to specifically inhibit MHC DR expression. Inhibition of DR expression might provide a specific treatment for autoimmune diseases, and because of its specificity, this treatment might be relatively free of side effects.

     Currently, the treatment of autoimmune disease consists of administering nonspecific anti-inflammatory drugs, or in the most severe cases, nonspecific immunosuppressives. These drugs, particularly steroids and the immunosuppressives, are dangerous medications. The side effects of steroids are particularly severe, and consist of bloating, muscle wasting, osteoporosis, cataract formation, and psychosis. Therefore, there is a great need for a specific treatment that addresses the underlying pathology in autoimmune diseases.

     In June of 1995, the Company entered into a Research and Development collaboration with the U.K. company, Zeneca Pharmaceuticals, Inc. ("Zeneca") under which Zeneca has been screening its small molecule collection for an inhibitor of the Company's transcription factors. If such an inhibitor is identified, Zeneca will take the compound through its preclinical development program and into the clinic, if warranted. Under the terms of the agreement, the Company has received funding from Zeneca for an initial two year period expiring in June 1997. Zeneca holds a product development option which it may exercise, at a cost of $300,000, at any time prior to the expiration of the agreement. The Company is currently considering a request from Zeneca to extend the option period. If Zeneca exercises its product development option, the Company will receive payments totaling up to $7.5 million if Zeneca attains certain product development milestones, as defined. The Company is also entitled to receive royalties from the sale of any products originating from the collaboration. There can be no assurances, however, that Zeneca will exercise its product development option, or if Zeneca does exercise its option, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

     2.   ANTIANGIOGENESIS FACTOR (TROPONIN)

     Troponin is a naturally occurring factor that inhibits new blood vessel formation. Originally derived from cartilage and, therefore, initially called Cartilage-Derived Inhibitor, this inhibiting factor proved to be a protein called Troponin. Angiogenesis (new blood vessel formation) plays a key role in the growth and spread of solid tumors throughout the body because cancerous tumors require new blood vessels in order to grow and metastasize. The Company intends to develop Troponin for the treatment of solid tumors and other diseases of neovascularization, including rheumatoid arthritis and numerous eye diseases. BLSI's collaborating scientists at The Children's Hospital Corporation of Boston ("Children's") have successfully purified and cloned this protein, and the Company is presently having recombinant Troponin manufactured on a subcontract basis.

     In September 1996, an experiment completed in an animal model of angiogenesis indicated that Troponin appeared to significantly inhibit angiogenesis. In the experiment, fibroblast growth factor (FGF) was implanted into the eyes of mice to stimulate angiogenesis in the cornea. The mice were then treated for six days with subcutaneous injections of Troponin. At the end of the six day experiment, the extent of corneal blood vessel formation was measured in control and treated animals. Compared to control animals, there was significantly less new corneal blood vessel formation in animals treated with Troponin. The Company believes that this experiment demonstrates that subcutaneous administration of its recombinant anti-angiogenic factor is able to inhibit blood vessel formation in a standard animal model of angiogenesis.

     In January 1997, additional testing indicated that Troponin significantly inhibited tumor growth in mice. In the experiment, human prostate tumors were implanted subcutaneously into the backs of mice and allowed to grow to a uniform size. Half the mice were then treated with Troponin for 28 days during which time the growth of the tumors were measured. The other half of the mice served as untreated controls. In the untreated control mice, tumors continued to grow in a linear fashion, reaching approximately four times their original volume after 28 days. In contrast, treated mice exhibited an approximate 75% inhibition in the growth of their tumors. Furthermore, treated mice demonstrated no significant growth in their tumors after approximately fourteen days of treatment, while the tumors in the untreated mice continued to grow at a rapid rate throughout the 28 day period.

     The Company believes that the results of this experiment represent one of the first times that a recombinantly-produced, systemically-administered native human anti-angiogenic protein has inhibited tumor growth, apparently by inhibiting the tumor's blood supply, thereby providing evidence of its potential usefulness as a treatment for metastatic cancer. The Company plans to expand on these results, to optimize the dose and administration schedule, and to initiate the preclinical studies necessary for the filing of an IND. The Company's objective is to file an IND in 1998 and to initiate clinical trials as early as possible thereafter.

     3.   AXOGENESIS FACTOR 1 (AF-1)

     Axogenesis Factor 1 (AF-1) is a nerve growth factor that appears to be the only peptide identified to date that promotes axon outgrowth from central nervous system (CNS) cells. This property is significant since the zone of partial injury surrounding the central necrotic zone of a stroke contains live but damaged nerve cells that have lost their axons. AF-1 would potentially salvage these partially injured cells, resulting in some recovery of function. The same phenomena occurs in brain injury and in spinal cord trauma. The Company hopes that AF-1 could provide the first truly "regenerative" treatment for these conditions.

     Since the discovery of AF-1, the Company's collaborating scientists believe that they have purified AF-1, and are in the process of sequencing the molecule. AF-1 is a peptide made up of six amino acids, which should make it relatively simple to manufacture using conventional peptide production techniques. Following amino acid sequencing of AF-1, the Company believes that quantities sufficient for in vitro and in vivo testing could be made without difficulty and at a reasonable price. This material will then be tested in an animal model of spinal cord injury and stroke. If the animal models are successful, then reformulation to maximize crossing of the blood-brain barrier would have to be done prior to the filing of an IND. The Company believes that an IND could be filed within three years although there can be no assurance to that effect.

     The Company believes that AF-1 could prove effective for the treatment of acute CNS injury such as that occurring after stroke, brain trauma, and spinal cord injury. The rationale for pursuing these indications is that AF-1 acts by promoting growth of nerve cell projections. These projections are the most sensitive to injury and they regress if the nerve cell is stressed but still alive. Thus the cells on the periphery of the injury may still be alive but their axons have regressed. The Company expects that AF-1 might promote the regrowth of these axons and presumably allow them to reestablish physiologic connections with neighboring cells although there can be no assurance that it will do so.

     The annual incidence of stroke in the U.S. is approximately 500,000 with more than 3,000,000 stroke survivors currently alive in the U.S. The incidence of traumatic brain injury is approximately 50,000. The incidence of spinal cord injury is approximately 10,000 cases. Treatment for these conditions is presently limited to hemodynamic support, steroids to reduce inflammation, and, in the case of stroke, the correction of predisposing hematological abnormalities.

     4.   C-MAF

     In June 1996, the Company acquired the rights to a recently-discovered transcription factor called C-MAF which has been shown, in preclinical in vitro tests, to regulate the switching of T helper 1 (Th1) cells into T helper (Th2) cells. The Company believes that the ability to switch Th1 cells into Th2 cells (and vice versa) may be significant in the treatment of autoimmune diseases and allergies.

     The discovery of and potential role for this factor was the subject of a lead article in the June 28, 1996 edition of the prestigious biological journal Cell. When C-MAF was inserted into Th1 cells, they transformed themselves into Th2 cells. The Company's collaborating scientists have since accomplished the stable transfection of a large proportion of T cells in culture, which is the first step in creating a gene therapy product for clinical use. In a "Proof of Principle" experiment, C-MAF was inserted into a fertilized mouse egg. The T cells of the fully developed animal all appeared to be of the Th2 subtype, thereby providing evidence that one can transform an animal's T cells in vivo.

     In addition to C-MAF, a second factor, called NIP-45, has been discovered which appears to synergize with C-MAF and other factors to significantly boost transcription of the IL4 gene in Th2 cells. Thus, a gene therapy strategy focused on either inserting C-MAF alone, or C-MAF together with NIP-45, could potentially yield a powerful therapeutic product for the treatment of severe autoimmune diseases, although there can be no assurance in this regard.

     The approach to the treatment for allergies requires the development of an inhibitor to C-MAF, NIP-45, or both, in order to decrease the number of Th2 cells and to restore the proper balance between the numbers of Th1 and Th2 cells at the site of inflammation. In the case of asthma and hay fever, the optimal formulation would be a small molecule that could be delivered via aerosol to the lung where it would be incorporated into the Th2 cells surrounding the bronchi. The Company expects to identify and collaborate with a corporate partner in the development of such a small molecule inhibitor.

COLLABORATIVE RESEARCH AGREEMENTS

     Most of the Company's technologies currently under development were invented or discovered by researchers working at Harvard and its Affiliates. With respect to all of its technologies, the Company has funded the research and development of these technologies through a variety of sponsored research and licensing agreements with the collaborating institution. The Company anticipates that it will continue to fund its research and development work in this manner by entering into sponsored research agreements, licensing agreements, and contracts with certain contract research organizations.

     Each of the Company's collaborative research agreements, primarily with Harvard and its Affiliates, is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with the collaborating institution. In addition, the Company may enter into consulting, advisory, and related arrangements with other scientific, research and development professionals whom the Company believes can assist the Company in the development of its technologies. A summary of the principal scientific, research and development professionals associated with the Company, and a composite of their professional background and affiliations is as follows:

LARRY I. BENOWITZ, PH.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children's Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School

ALAN J. FISCHMAN, M.D., PH.D., Chief, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School

LAURIE H. GLIMCHER, M.D., Irene Heinz Given Professor of Immunology, Harvard School of Public Health; Professor of Medicine, Harvard Medical School

ALEXANDER M. KLIBANOV, PH.D., Professor of Chemistry, Massachusetts Institute of Technology

ROBERT S. LANGER, SC.D. Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology

BERTHA K. MADRAS, PH.D., Associate Professor of Psychobiology, Harvard Medical School

PETER MELTZER, PH.D., President, Organix, Inc., Woburn, MA

VLADIMIR TORCHILIN, PH.D., Head of the Chemistry Program, Center for Imaging and Pharmaceutical Research and Associate Professor of Radiology, Harvard Medical School

LICENSING AGREEMENTS

     The Company has entered into a number of exclusive worldwide licenses to patent applications covering the technologies currently under development. These licenses are secured through the collaborating institutions where such technologies were invented or discovered, and generally include the right to sublicense, to make, use or sell, products or processes resulting from the development of these technologies. The licensing agreements generally require the payment of an initial licensing fee as well as additional payments upon the attainment of development milestones, as defined in each respective agreement. The licensing agreements also provide for the payment of a royalty to the collaborating institution based upon the sales of any resulting products by the Company or its sublicensees. The Company also has a first option to license additional technologies invented or discovered during the course of any related research programs funded by the Company. There can be no assurance that such research will lead to the discovery of new technologies or that the Company will be able to obtain a license with respect to such newly discovered technologies on acceptable terms, if at all.

PATENTS

     The Company's patent strategy has been to aggressively pursue patent protection for compounds and technologies in the development pipeline. The ultimate goal has been to obtain broad patent protection for the compounds and technologies under development and the relating medical indications of those technologies. BLSI has also aggressively pursued similar international patent protection to the extent available for certain compounds and technologies, and has filed patent applications covering these compounds and technologies in most major industrialized countries.

     There can be no assurance that patent applications owned by, or licensed to, the Company will be issued or that, if issued, the Company's patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company and there can be no assurance that such licenses will be available to the Company, if at all, on terms acceptable to the Company. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed upon or circumvented by others. In particular, if the Company is unable to obtain issuance of a patent with broad claims, a competitor may be able to design a treatment based on a treatment that is covered by valid patent claims.

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

CORPORATE ALLIANCES

     In June of 1995, the Company entered into a Research and Development collaboration with the U.K. company, Zeneca Pharmaceuticals, Inc. ("Zeneca") under which Zeneca has been screening its small molecule collection for an inhibitor of the Company's transcription factors. If such an inhibitor is identified, Zeneca will take the compound through its preclinical development program and into the clinic, if warranted. Under the terms of the agreement, the Company has received funding from Zeneca for an initial two year period expiring in June 1997. Zeneca holds a product development option which it may exercise, at a cost of $300,000, at any time prior to the expiration of the agreement. The Company is currently considering a request from Zeneca to extend the option period. If Zeneca exercises its product development option, the Company will receive payments totaling up to $7.5 million if Zeneca attains certain product development milestones, as defined. The Company is also entitled to receive royalties from the sale of any products originating from the collaboration. There can be no assurances, however, that Zeneca will exercise its product development option, or if Zeneca does exercise its option, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

SCIENTIFIC ADVISORY BOARD

     BLSI has organized a Scientific Advisory Board, which currently consists of six members (the "Scientific Advisors"). The Scientific Advisors have extensive experience in fields related to BLSI's fields of research. The Scientific Advisors may be asked to review and evaluate the research programs of the Company, to advise it with respect to technical matters in fields in which it is involved, and to recommend personnel to the Company.

     The Scientific Advisors are employed by or have consulting agreements with other entities, some of which may conflict or compete with the Company, and they are expected to devote only a portion of their time to the Company. With the exception of the members of the Scientific Advisory Board who are also consultants to the Company or its subsidiaries, the Scientific Advisors are not expected to participate actively in the Company's activities or in the development of its technologies. Certain of the institutions with which the Scientific Advisors are affiliated may have regulations or policies which limit the ability of such personnel to act as parttime consultants or in other capacities for a commercial enterprise. Regulations or policies not in effect and adopted in the future might limit the ability of the Scientific Advisors to consult with the Company. The loss of the services of certain of the Scientific Advisors could have a material adverse effect on the Company.

     Furthermore, no inventions or processes discovered by the Scientific Advisors will become the property of BLSI but will remain the property of such persons' fulltime employers, other than those inventions or processes that may be covered by consulting agreements between the Company and such advisors. In addition, the institutions with which the Scientific Advisors are affiliated may make available the research services of their scientific and other skilled personnel, including the Scientific Advisors, to entities other than the Company pursuant to sponsored research agreements with others. Under such sponsored research agreements, such institutions may be obligated to assign or license patents and other proprietary information which may result from research sponsored by an entity other than BLSI, including research performed by a Scientific Advisor for a competitor of the Company.

The members of the Scientific Advisory Board and a composite of their professional background and affiliations is as follows:

HARRY BREM, M.D. Dr. Brem is Professor of Neurosurgery, Ophthalmology, and Oncology at Johns Hopkins University, and Director of Neurosurgical Oncology at Johns Hopkins Hospital.

JOSEPH P. VACANTI, M.D. Dr. Vacanti is Associate Professor of Surgery, Harvard Medical School, and Director of the Laboratory for Transplantation and Tissue Engineering at the Children's Hospital, Boston.

ALEXANDER M. KLIBANOV, PH.D. Dr. Klibanov is Professor of Chemistry at Massachusetts Institute of Technology.

MICHAEL A. MOSKOWITZ, M.D. Dr. Moskowitz is Professor of Neurology, Harvard Medical School, and Associate Neurologist at Massachusetts General Hospital.

PHILIP S. PORTOGHESE, PH.D. Dr. Portoghese is Professor of Medicinal Chemistry and Pharmacology, University of Minnesota.

VLADIMIR TORCHILIN, PH.D. Dr. Torchilin is the Head of the Chemistry Program at the Center for Imaging and Pharmaceutical Research, and Associate Professor of Radiology at the Harvard Medical School.

MANUFACTURING

     The Company currently has no manufacturing facilities for either clinical trial or commercial quantities of any of its products. To date, the Company has obtained the limited amount of products required for clinical trials from contract manufacturing companies. The Company intends to establish contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and commercial sale. As a result of these contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with all applicable regulations. There can be no assurance that such parties will perform their obligations in a timely fashion and that any failures by such third parties would not cause a delay in clinical trials, commercialization of products, or the ability to supply the market.

OBTAINING FDA AND OTHER GOVERNMENTAL APPROVALS

     The Company's products and its manufacturing and research activities are and will be subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates pharmaceutical products including their manufacture and labeling. Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process which includes preclinical and clinical testing of such product to demonstrate its safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclincal and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval.

     None of the Company's product candidates, preclinical compounds and technologies have been approved for marketing by the FDA or its international equivalent. The Company cannot predict all relevant regulatory requirements or issues that may arise with respect to its current and future products. Changes in existing laws, regulations, policies or interpretations of prior events could prevent the Company or its licensees, licensors or collaborators from, or could affect the timing of, achieving compliance with regulatory requirements including obtaining current and future regulatory clearances, where necessary. Federal and state laws, regulations and policies are always subject to change with possible retroactive effect, and depend heavily on administrative policies and interpretations. There can be no assurance that any changes with respect to Federal and state laws, regulations and policies, and particularly, with respect to FDA and other such regulatory bodies, will not have a material adverse effect on the Company.

     The process of obtaining FDA clearances can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that the FDA review process will not involve delays that materially and adversely affect the testing, marketing and sale of the Company's products. Similar delays may be encountered in foreign countries. Moreover, regulatory clearances for new products, even if granted, may include significant limitations on the uses for which such products may be marketed. In addition, even if regulatory approval is obtained, any marketed product and its manufacturer are subject to continual review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals. There can be no assurance that any clearances that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained to the degree that the Company may have already complied.

COMPETITION

     The pharmaceutical industry is highly competitive and research on the causes of, and possible treatments for, cancer, Parkinson's Disease, central nervous system disorders and autoimmune diseases are developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products based on the application of new technologies for the treatment of these diseases. A significant amount of research in the field is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and will compete with the Company in recruiting highly qualified scientific personnel.

     The Company is pursuing areas of product development in which there is a potential for extensive technological innovation in relatively short periods of time. The Company's competitors may succeed in developing products that are more effective than those of the Company. Rapid technological change or developments by others may result in the Company's potential products becoming obsolete or non-competitive.

EMPLOYEES

     As of March 24, 1997, the Company employed six individuals full-time, of whom two hold Ph.D. or M.D. degrees. None of the Company's employees is covered by a collective bargaining agreement.

     ITEM 2.   PROPERTIES.

     The Company's administrative offices are located in Boston, Massachusetts. The lease on this 3,500 square foot facility expires on June 30, 1999 and can be renewed by the Company for additional three year periods. In addition, the Company has 4,000 square feet of warehouse space in Horsham, Pennsylvania. This lease will terminate on March 31, 1998. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company builds its own laboratory space or undertakes manufacturing operations. The Company, however, has no present intention to develop such capabilities for its technologies.

     ITEM 3.   LEGAL PROCEEDINGS.

     The Company is not a party to any legal proceedings and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial position.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

     ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list of the executive officers of the Company and their principal positions with the Company. Except for S. David Hillson, Esq. and Marc
E. Lanser, M.D., who are employed pursuant to employment agreements, each individual officer serves at the pleasure of the Board of Directors.

Name                     Age               Position
----                     ---               --------

S. David Hillson, Esq.   56   Chairman of the Board of Directors,
                              President and Chief Executive Officer
Marc E. Lanser, M.D.     48   Executive Vice President and Chief
                              Scientific Officer
Steve H. Kanzer, Esq.    34   Secretary
Joseph Hernon, CPA       37   Chief Financial Officer

S. DAVID HILLSON, ESQ. Mr. Hillson has been President and Chief Executive Officer and a member of the Board since the Merger with Greenwich in June 1995. He also has served as Chairman of the Board of Directors since September 1996. Prior to the Merger, Mr. Hillson served as President, Chief Executive Officer and a member of the Board of Directors of Old BLSI from November 1994. Prior to his responsibilities at Old BLSI, from January to November 1994, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross, Incorporated in the research and investment banking divisions and from November 1992 to January 1994, Mr. Hillson was the Senior Managing Director, investment banking, at The Stamford Company in New York City. From October 1990 until October 1992, Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities. Earlier in his career as an investment manager, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton from 1983 to 1990, where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. Prior to his fund management responsibilities, he was the Chairman of the Equity Committee for Hutton Investment Management (1976-
1982). He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

MARC E. LANSER, M.D. Dr. Lanser has been Executive Vice President and Chief Scientific Officer and a member of the Board since June 1995. Prior to the Merger, Dr. Lanser held the same position with Old BLSI from November 1994. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of Old BLSI. Prior to assuming the position of President and Chief Executive Officer of Old BLSI, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed a NIH funded research project in immunology and received a NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

STEVE H. KANZER, CPA, Esq. Mr. Kanzer has been Secretary and a member of the Board since June 1995. Prior to the Merger, Mr. Kanzer held the same position with Old BLSI from October 1992. Mr. Kanzer is a Senior Managing Director - Head of Venture Capital of Paramount Capital Investments, LLC, a firm specializing in organizing and providing capital for biotechnology acquisitions and startups, and Senior Managing Director of Paramount Capital, Inc., a New York-based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc. and Endorex Corporation, both publicly traded biopharmaceutical companies, and Chairman of Discovery Laboratories, Inc., a privately held biopharmaceutical company. From October 1991 until January 1995, Mr. Kanzer was the General Counsel of The Castle Group Ltd., a privately held biotechnology venture capital firm. Prior to joining Paramount Capital Investments, LLC and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.

JOSEPH P. HERNON, CPA. Mr. Hernon has been Chief Financial Officer since August 1996. Prior to joining the Company, Mr. Hernon was a Business Assurance Manager at Coopers & Lybrand where he was employed from January 1987 to August 1996. Mr. Hernon holds a Masters of Science in Accountancy from Bentley College and a Bachelor of Science in Business Administration from the University of Lowell.

                                    PART II



     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol BLSI. From October 28, 1994, until the Merger was completed in June 1995, the Company's Common Stock was traded on the Nasdaq Small Cap Market under the symbol GRPI. Prior to October 28, 1994, the Company's Common Stock was traded on The Nasdaq National Market under the symbol GRPI.

     The following table sets forth the high and low sale prices for the Company's Common Stock by quarter for 1995 and 1996, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

                                       High       Low
                                       ----       ---
        1995
                First Quarter        $  11/32     $  1/8
                Second Quarter        1  9/32        1/4
                Third Quarter          1  1/8       9/16
                Fourth Quarter              1      11/32

        1996
                First Quarter        $      2     $  5/8
                Second Quarter        1 51/64        7/8
                Third Quarter          1  1/4      11/16
                Fourth Quarter          15/16      17/32

     On March 24, 1997, the closing sales price for the Common Stock was $ 21/32 per share. The number of stockholders of record of Common Stock on March 24, 1997 was approximately 7,046. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

     ITEM 6.   SELECTED FINANCIAL DATA.

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


                                         Period from Inception
                                          (October 16, 1992)
                                               Through                               Year Ended
                                                                    ----------------------------------------------
                                          December 31, 1992            December 31, 1993      December 31, 1994
                                          -----------------            -----------------      -----------------
Statement of Operations Data
 Revenues                             $            0                $             0         $               0
 Operating expenses                          294,805                      2,260,874                 2,609,068
 Net loss                                   (295,388)                    (2,254,898)               (2,596,872)
 Net loss per share                            (0.02)                  $      (0.08)            $       (0.07)
 Weighted average number
  of shares outstanding                   15,200,442                     28,939,403                39,339,212

                                                                                                Period from
                                                                                                 Inception
                                                                                             (October 16, 1992)
                                                       Year Ended                                  Through
                                      --------------------------------------------------
                                        December 31, 1995             December 31, 1996        December 31, 1996
                                        -----------------             -----------------        -----------------
Statement of Operations Data
 Revenues                              $     416,940               $     200,000              $    616,940
 Operating expenses                       13,462,322                   7,047,399                25,674,468
 Net loss                                (14,149,151)                 (5,996,147)              (25,292,456)
 Net loss per share                    $       (0.22)              $        (.06)
 Weighted average number
  of shares outstanding                   63,479,928                  98,802,218

                                                                         December 31,
                               --------------------------------------------------------------------------------------------------
                                       1992              1993               1994               1995                1996
                                       ----              ----               ----               ----                ----
Balance Sheet Data
 Total assets                      $    314,136      $    483,835       $    806,502     $    6,585,101   $      26,153,130
 Working capital                       (262,725)         (145,178)        (1,518,571)          (297,303)         20,383,735
 Long-term debt                               0                 0                  0            658,735                   0
 Stockholders' equity
   (deficit)                           (246,663)           42,374           (906,100)         1,185,802          24,100,406

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.

     The Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) the results from the current Phase III clinical trial for THERAFECTIN and the pending Phase I/II/III clinical trial for Altropane, (ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration ("FDA") or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to the commercial sale of any of the Company's proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

RESULTS OF OPERATIONS

     Overview

     On June 15, 1995, Greenwich Pharmaceuticals Incorporated ("Greenwich") acquired all of the outstanding common stock of Boston Life Sciences, Inc. ("Old BLSI") and merged with and into Old BLSI. Effective June 15, 1995, the merged company was renamed "Boston Life Sciences, Inc." (the "Company") and the management and Board of Directors of Old BLSI assumed the management of the Company. The acquisition of Old BLSI by Greenwich has been treated as a recapitalization of Old BLSI with Old BLSI as the acquiror (reverse acquisition). The historical financial statements prior to June 15, 1995 are those of Old BLSI.

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company anticipates that its (i) research and development and (ii) general and administrative costs will continue to increase as the Company attempts to gain regulatory approval for the commercial introduction of its proposed products. At December 31, 1996, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7.


     Year Ended December 31, 1996 and 1995

     The Company's net loss was $5,996,147 during the year ended December 31, 1996 as compared with $14,149,151 during the year ended December 31, 1995. Net loss per common share decreased to $.06 per share during 1996 as compared with $.22 per share during 1995. The Company's operating loss for the year ended December 31, 1995 totaled $13,045,382 which included approximately $10.4 million of purchased research and development in-process which was expensed in conjunction with the Company's Merger with Greenwich on June 15, 1995. Exclusive of the purchased research and development in-process, the Company's operating loss increased from $2,623,838 for the year ended December 31, 1995 to $6,847,399 for the year ended December 31, 1996. The higher operating loss in

1996 was primarily due to (i) lower revenues, as further described in the next paragraph, (ii) costs associated with the preparation and initiation of the Phase III clinical trial for THERAFECTIN(R) (amiprilose HCl) which began in March 1996, (iii) an increase in the number of technologies licensed to the Company by its collaborative partners and the resulting incurrence of licensing fees and research and development expenses, and (iv) higher costs associated with being a publicly traded company during the entire year ended December 31, 1996 as compared to only a portion of 1995.

     Revenue was $200,000 during the year ended December 31, 1996 as compared with $416,940 during the year ended December 31, 1995. Revenue for both periods includes approximately $200,000 and $167,000, respectively, attributable to the research and development agreement entered into by the Company and Zeneca in 1995. Revenue for the year ended December 31, 1995 also includes the recognition of $250,000 of revenue which had previously been deferred until the conclusion of negotiations regarding the treatment of such amounts with a potential corporate partner.

     Research and development expenses were $2,408,734 during the year ended December 31, 1996 as compared with $1,446,298 during the year ended December 31, 1995. This increase was primarily due to (i) the Company incurring a higher level of research and development expenses for its existing technologies in 1996 as compared to 1995 related to the continued advancement of its clinical efforts, (ii) the initiation of new Company sponsored research contracts with its collaborators for the development of technologies licensed to the Company in 1996 by these partners, and (iii) an increase in the number of personnel supporting the Company's research and development activities. The majority of the Company's research and development expenses were, and will continue to be in 1997, sponsored research obligations paid to Harvard University and its affiliated hospitals.

     Licensing fees were $390,000 during the year ended December 31, 1996 as compared with $71,250 during the year ended December 31, 1995. The increase primarily related to $340,000 of licensing fee payments for three new technologies licensed to the Company in 1996 as compared to licensing fee payments of $35,000 for two technologies initially licensed to the Company in 1995. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) (amiprilose HCI) related expenses were $1,546,791 during the year ended December 31, 1996 as compared with zero during the comparable 1995 period. The Company commenced its Phase III clinical trial for THERAFECTIN(R) in March 1996. Before any commercially viable product from Therafectin(R) may be developed, and any revenue generated therefrom, the Company currently expects that approximately $1.5 million dollars of additional future expense will be necessary. There can be no assurance, however, that such expenditure will result in the approval of any compounds or that approval will ever be able to be obtained by the Company.

     General and administrative expenses were $2,701,874 during the year ended December 31, 1996 as compared with $1,523,230 during the year ended December 31, 1995. This increase was primarily due to the Company (i) expanding its operations, including its headcount, and (ii) incurring higher costs, primarily legal, public relations, and other professional services expenses, associated with being a publicly traded company during the entire year ended December 31, 1996 as compared with only a portion of the year ended December 31, 1995.

     Interest income was $1,151,810 during the year ended December 31, 1996 as compared with interest income of $51,120 during the year ended December 31, 1995. The increase in 1996 related to higher average cash and investment balances associated with the Company raising net proceeds of approximately $25.6 million from two private placements completed in 1996. Interest expense totaled $300,558 during the year ended December 31, 1996 as compared to $1,154,889 during the year ended December 31, 1995. Interest expense incurred in 1995 included amounts related to (i) the issuance of $2.175 million of notes payable during the first quarter of 1995,
(ii) the issuance of $1.0 million of convertible subordinated debentures in the fourth quarter of 1995, and (iii) the amortization of the discount and debt issuance costs associated with both debt instruments. Interest expense incurred in 1996 included amounts related to (i) the notes payable, which were fully repaid on April 1, 1996, (ii) the convertible debentures, which were converted to common stock in the first quarter of 1996, and (iii) the amortization of the discount and debt issuance costs on both debt instruments during the period outstanding in 1996.

     At December 31, 1996, the Company had net deferred tax assets of approximately $15.6 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, and Therafectin(R) related expenses, the Company has a history of incurring net operating losses and expects to incur additonal net operating losses for the foreseeable future. Accordingly, management believes that, at the present time, it is appropriate to conclude that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.


        Year Ended December 31, 1995 and 1994

     The Company's net loss was $14,149,151 during the year ended December 31, 1995 as compared with $2,596,872 during the year ended December 31, 1994. Net loss per common share increased to $.22 per share during 1995 as compared with $.07 per share during 1994. The Company's operating loss for the year ended December 31, 1995 totaled $13,045,382 as compared with $2,609,068 for the year ended December 31, 1994. The higher operating loss in 1995 primarily related to the completion of the Merger, effective June 15, 1995, of Old BLSI with and into Greenwich. In connection with the Merger, $10,421,544 of the purchase price was ascribed to purchased research and development in-process. Based on the lack of available evidence supporting that the appropriate clinical efficacy was demonstrated for the compounds acquired from Greenwich, exclusive of THERAFECTIN, and the excessive costs and time estimated to develop these compounds, management does not expect to continue to pursue the research or development of these compounds. Accordingly, the $10,421,544 ascribed to purchased research and development was expensed in the statement of operations for the year ended December 31, 1995. Approximately $3.5 million of the purchase price was ascribed to acquired technology, representing the approximate value of THERAFECTIN, whereby the appropriate efficacy has been demonstrated and management does expect to continue the research and development of such technology.

     Revenue was $416,940 during the year ended December 31, 1995 as compared with zero during the year ended December 31, 1994. This increase was due to (i) the recognition of $250,000 of previously deferred revenue upon the resolution of certain unresolved issues with a potential corporate partner and (ii) the recognition of revenue attributable to the research and development agreement entered into by the Company and Zeneca.

     Research and development expenses were $1,446,298 during the year ended December 31, 1995 as compared with $1,711,759 during the year ended December 31, 1994. This decrease was primarily due to the Company decreasing research funding on one of its programs in 1995 while increasing funding for another, and incurring pre-clinical development expenses in 1994 for a completed project which did not recur in 1995. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals.

     Licensing fees were $71,250 during the year ended December 31, 1995 as compared with zero during 1994. This increase was due to the Company executing certain licensing agreements during 1995 as compared with not executing any licensing agreement during 1994. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products.

     General and administrative expenses were $1,523,230 during the year ended December 31, 1995 as compared with $897,309 during the year ended December 31, 1994. This increase was primarily due to the Company expanding its operations, including its headcount, and incurring higher costs associated with being a publicly traded company during the second half of 1995.

     Interest expense was $1,154,889 during the year ended December 31, 1995 as compared with interest expense of zero during the year ended December 31, 1994. The interest expense in 1995 related to the issuance of (i) $2,175,000 of notes payable in the first quarter of 1995 and (ii) $1,000,000 of convertible subordinated debentures in the fourth quarter of 1995, neither of which were outstanding in 1994. Interest expense also included the amortization of the discount and debt issuance costs associated with both debt transactions. Interest income was $51,120 during the year ended December 31, 1995 as compared to $12,196 during the year ended December 31, 1994. The increase in 1995 related to higher cash balances associated with the Company raising net proceeds of $3,175,000 from debt financing transactions completed in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.6 million of net proceeds by completing a private placement of units consisting of
(i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5.0 million of net proceeds by completing a private placement of 5 million shares of common stock. For additional information related to the private placements, see Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

     In addition, the Company has raised working capital through the issuance of notes payable and convertible debentures. In March 1995, Old BLSI issued $2,175,000 of units consisting of notes payable, common stock and warrants to purchase shares of Old BLSI's Series B Preferred Stock. The $2,175,000 of notes payable became obligations of the Company and the warrants exercisable for shares of Old BLSI Series B Preferred Stock were exchanged for warrants exercisable for shares of the Company's common stock. In the second quarter of 1996, the Company repaid all accrued interest plus the remaining principal of $1,525,000 of the notes payable. In December 1995, the Company also issued $1,000,000 of convertible subordinated debentures. During the first quarter of 1996, the entire $1,000,000 of convertible subordinated debentures were converted into 1,566,047 shares of common stock.

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

     At December 31, 1996, the Company had available cash, cash equivalents, and investments of approximately $22 million and working capital of approximately $20 million. The Company believes that the level of financial resources available at December 31, 1996 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

In our opinion, the accompanying consolidated financial statements listed in the index on page 47 present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. (a development stage enterprise) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (October 16, 1992) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



Price Waterhouse LLP
Boston, Massachusetts
February 18, 1997

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Consolidated Balance Sheets
--------------------------------------------------------------------------------
December 31,

                                                                  1996            1995

ASSETS
Current assets:
   Cash and cash equivalents                                 $   8,580,206    $  2,125,838
   Short-term investments                                       12,995,022         248,320
   Prepaid sponsored research and development expenses             431,000         117,902
   Other current assets                                            430,231         321,201
                                                             -------------    ------------

          Total current assets                                  22,436,459       2,813,261

Fixed assets, net                                                  100,997          52,046
Stock issuance costs and deferred financing fees                         -         211,794
Acquired technology                                              3,500,000       3,500,000
Other assets                                                       115,674           8,000
                                                             -------------    ------------
          Total assets                                       $  26,153,130    $  6,585,101
                                                             =============    ============

Liabilities and Stockholders' Equity
Current liabilities:
   Current portion of notes payable and long-term debt       $      61,752    $  1,516,333
   Accounts payable and accrued expenses                         1,907,912       1,511,171
   Deferred revenue                                                 83,060          83,060
                                                             -------------    ------------
          Total current liabilities                              2,052,724       3,110,564
                                                             -------------    ------------

Long-term debt                                                      -              658,735
                                                             -------------    ------------

Common stock subject to redemption                                  -            1,630,000
                                                             -------------    ------------
Commitments and contingencies (Note 12)

Stockholders' equity:

   Series A Convertible Preferred stock, $.01
      par value, 264,000 shares authorized; 133,610 shares
      outstanding at December 31, 1996                               1,336           -
   Common stock, $.01 par value; 175,000,000 shares
      authorized; 111,048,538 and 83,327,474 shares
      issued and outstanding at December 31, 1996
      and 1995, respectively                                     1,110,485         833,275
   Additional paid-in capital                                   48,521,331      19,915,199
   Deferred compensation                                          (240,290)       (266,363)
   Deficit accumulated during development stage                (25,292,456)    (19,296,309)
                                                             -------------    ------------

          Total stockholders' equity                            24,100,406       1,185,802
                                                             =============    ============

          Total liabilities and stockholders' equity         $  26,153,130    $  6,585,101
                                                             =============    ============

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Operations
--------------------------------------------------------------------------------
For the Year Ended December 31,

                                                                                           From inception
                                                                                             (October 16,
                                                                                               1992) to
                                                                                              December 31,
                                          1996               1995             1994                 1996


Revenues                             $     200,000      $     416,940      $  -               $     616,940
                                     -------------      -------------      -------------      -------------
Operating Expenses

   Research and
     development                         2,408,734          1,446,298          1,711,759          7,022,880

   Licensing fees                          390,000             71,250          -                    633,683

   Therafectin related                   1,546,791             -               -                  1,546,791

   General and
     administrative                      2,701,874          1,523,230            897,309          6,049,570

   Purchased research
     and development
     in-process                             -              10,421,544            -               10,421,544
                                     -------------      -------------      -------------      -------------

                                         7,047,399         13,462,322          2,609,068         25,674,468
                                     -------------      -------------     --------------      -------------

     Loss from operations               (6,847,399)       (13,045,382)        (2,609,068)       (25,057,528)

Interest expense                          (300,558)        (1,154,889)         -                 (1,459,392)

Interest income                          1,151,810             51,120             12,196          1,224,464
                                     -------------      -------------      -------------      -------------
     Net loss                        $  (5,996,147)     $ (14,149,151)     $  (2,596,872)     $ (25,292,456)
                                     =============      =============      =============      =============
     Net loss per
      common share                   $       (0.06)     $       (0.22)     $       (0.07)
                                     =============      =============      =============
     Weighted average
      shares outstanding                98,802,218         63,479,928         39,339,212
                                     =============      =============      =============

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit)
--------------------------------------------------------------------------------
For the period from inception (October 16, 1992) to December 31, 1996

                                                                      Series A
                                                                  Preferred Stock              Common Stock             Additional
                                                          -----------------------------  --------------------------
                                                            Number of                      Number of                     paid-In
                                                             shares         Par value        Shares       Par value      Capital
Issuance of common stock to founders                                                       15,200,442    $  152,004   $  (103,279)
Net loss                                                                                       -              -             -
                                                                                           ----------    ----------   -----------
Balance at December 31, 1992                                                               15,200,442       152,004      (103,279)

Issuance of option to purchase common stock to a licensor                                      -              -            62,433
Issuance of common stock to a consultant                                                       39,132           391         7,109
Issuance of common stock, net issuance costs of $500,988                                   15,457,129       154,572     2,319,430
Net loss                                                                                       -              -             -
                                                                                         ------------   -----------  ------------
Balance at December 31, 1993                                                               30,696,703       306,967     2,285,693

Issuance of common stock, net issuance costs of $406,916                                    9,873,548        98,735     1,549,349
Issuance of common stock upon exercise of option                                              953,779         9,538        (9,224)
Net loss                                                                                       -              -             -
                                                                                         ------------   -----------  ------------
Balance at December 31, 1994                                                               41,524,030       415,240     3,825,818

Issuance of common stock and warrants related to
    bridge financing                                                                        1,983,661        19,837       779,556
Issuance of common stock and warrants upon merger                                          35,197,362       351,973    14,251,975
Issuance of common stock in exchange for minority interest
    in certain subsidiaries                                                                 1,000,000        10,000       (10,000)
Issuance of common stock upon exercise of options                                             375,668         3,757       181,570
Issuance of common stock subject to redemption                                              3,246,753        32,468       (32,468)
Expiration of valuation periods for common stock subject
    to redemption                                                                              -              -           180,600
Issuance of convertible debt                                                                   -              -           411,002
Deferred compensation related to stock options and
    warrants granted                                                                           -              -           327,146
Compensation expense related to stock options and warrants
Net loss                                                       -                -              -              -             -
                                                          ------------     -----------   ------------   -----------  ------------
Balance at December 31, 1995                                   -                -          83,327,474    $  833,275   $19,915,199

                                                                                                        Deficit
                                                                                                      accumulated
                                                                                                       during the       Total
                                                                                      Deferred         development    stockholders'
                                                                                    compensation         stage      equity (deficit)
Issuance of common stock to founders                                                                $    -          $       48,725
Net loss                                                                                                (295,388)         (295,388)
                                                                                     -------------   --------------  --------------
Balance at December 31, 1992                                                                            (295,388)         (246,663)

Issuance of option to purchase common stock to a licensor                                                -                  62,433
Issuance of common stock to a consultant                                                                 -                   7,500
Issuance of common stock, net issuance costs of $500,988                                                 -               2,474,002
Net loss                                                                                              (2,254,898)       (2,254,898)
                                                                                    -------------   --------------  --------------
Balance at December 31, 1993                                                                          (2,550,286)           42,374

Issuance of common stock, net issuance costs of $406,916                                                 -               1,648,084
Issuance of common stock upon exercise of option                                                         -                     314
Net loss                                                                                              (2,596,872)       (2,596,872)
                                                                                    -------------   --------------  --------------
Balance at December 31, 1994                                                                          (5,147,158)         (906,100)

Issuance of common stock and warrants related to bridge financing                                        -                 799,393
Issuance of common stock and warrants upon merger                                                        -              14,603,948
Issuance of common stock in exchange for minority interest in
    certain subsidiaries                                                                                 -                   -
Issuance of common stock upon exercise of options                                                        -                 185,327
Issuance of common stock subject to redemption                                                           -                   -
Expiration of valuation periods for common stock subject
    to redemption                                                                                        -                 180,600
Issuance of convertible debt                                                                             -                 411,002
Deferred compensation related to stock options and warrants granted                 $  (327,146)         -                   -
Compensation expense related to stock options and warrants                               60,783          -                  60,783
Net loss                                                                                 -           (14,149,151)      (14,149,151)
                                                                                    -------------   --------------  --------------
Balance at December 31, 1995                                                        $  (266,363)    $(19,296,309)   $    1,185,802

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Stockholders' Equity (Deficit), Continued
--------------------------------------------------------------------------------
For the Period from inception (October 16, 1992) to December 31, 1996

                                                 SERIES A
                                             PREFERRED STOCK             COMMON STOCK        ADDITIONAL
                                         ---------------------      ----------------------
                                         NUMBER OF                  NUMBER OF                  PAID-IN       DEFERRED
                                          SHARES     PAR VALUE       SHARES      PAR VALUE     CAPITAL       COMPENSATION
Balance at December 31, 1995               -             -         83,327,474   $ 833,275   $ 19,915,199   $  (266,363)

Issuance of preferred stock,
   net issuance costs of $3,397,158       239,911     $  2,399       -             -          20,591,443        -
Conversion of preferred stock into
   common stock                          (106,301)      (1,063)    18,642,761     186,428       (185,365)
Issuance of common stock, net
   issuance costs of $42,537                                        5,472,741      54,727      4,952,236
Issuance of common stock upon
   conversion of convertible debentures                             1,566,047      15,660        561,929
Issuance of common stock upon exercise
   of warrants and options                                          2,039,515      20,395        481,410
Expiration of valuation periods for
   common stock subject to redemption                                                          1,764,872
Deferred compensation related to
   stock options granted                                                                         439,607      (439,607)
Compensation expense related to
   stock options                                                                                               465,680
Net loss
                                         --------     --------    -----------  ----------   ------------    -----------
Balance at December 31, 1996              133,610     $  1,336    111,048,538  $1,110,485   $ 48,521,331    $ (240,290)
                                         ========     ========    ===========  ==========   ============    ===========

                                                 DEFICIT
                                               ACCUMULATED
                                                DURING THE           TOTAL
                                               DEVELOPMENT        STOCKHOLDERS'
                                                 STAGE          EQUITY (DEFICIT)
Balance at December 31, 1995                 $ (19,296,309)       $  1,185,802

Issuance of preferred stock,
   net issuance costs of $3,397,158                -                20,593,842
Conversion of preferred stock into
   common stock                                                         -
Issuance of common stock, net
   issuance costs of $42,537                                         5,006,963
Issuance of common stock upon
   conversion of convertible debentures                                577,589
Issuance of common stock upon exercise
   of warrants and options                                             501,805
Expiration of valuation periods for
   common stock subject to redemption                                1,764,872
Deferred compensation related to
   stock options granted                                                -
Compensation expense related to
   stock options                                                       465,680
Net loss                                        (5,996,147)         (5,996,147)
                                             --------------        ------------
Balance at December 31, 1996                 $ (25,292,456)        $24,100,406
                                             ==============        ============

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------
For the Year Ended December 31,

                                                                                                   From inception
                                                                                                     (October 16,
                                                                                                       1992) to
                                                                                                      December 31,
                                                  1996               1995             1994               1996
Cash flows from operating activities:
   Net loss                                      (5,996,147)    $ (14,149,151)    $ (2,596,872)    $ (25,292,456)

   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Purchased research and development
      in-process                                       -           10,421,544             -           10,421,544
     Compensation charge related to
      options and warrants granted                  465,680            60,783             -              596,396
     Amortization and depreciation                  297,839           962,252            9,557         1,275,637
     Loss on disposal of fixed assets                  -               15,589             -               15,589
     Changes in assets and liabilities:
       (Increase) decrease in prepaid sponsored
        research and development expenses          (313,098)          (86,089)          23,579          (431,000)
       Decrease (increase) in other current
        assets                                     (109,030)          189,713           (4,312)           65,297
       (Decrease) increase in accounts payable
        and accrued expenses                        396,741          (298,896)         554,092           960,247
       (Decrease) Increase in deferred revenue
                                                       -             (166,940)         250,000            83,060
                                               ------------     -------------     ------------     -------------
      Net cash used for operating activities     (5,258,015)       (3,051,195)      (1,763,956)      (12,305,686)
                                               ------------     -------------     ------------     -------------
Cash flows from investing activities:

   Cash acquired through the merger with
     Greenwich Pharmaceuticals, Inc.                   -            1,758,037             -            1,758,037
   Purchase of fixed assets                        (107,384)          (27,115)          (3,247)         (182,691)
   Proceeds from sale of fixed assets                  -                9,800             -                9,800
   Increase in other assets                        (107,674)             -                -             (115,674)
   Short term investments:
     Purchases                                  (22,324,741)         (248,320)            -          (22,573,061)
     Sales and maturities                         9,578,039              -                -            9,578,039
                                               ------------     -------------     ------------     -------------
      Net cash provided by (used for)
      investing activities                      (12,961,760)        1,492,402           (3,247)      (11,525,550)
                                               ------------     -------------     ------------     -------------
Cash flows from financing activities:

   Proceeds from issuance of common stock         5,686,177         2,190,927        2,055,314        12,926,143
   Proceeds from issuance of preferred stock     20,872,170              -                -           20,872,170
   Proceeds from issuance of notes payable             -            2,175,000             -            2,585,000
   Proceeds from issuance of convertible debt          -            1,000,000             -            1,000,000
   Principal payments of notes payable           (1,628,062)         (696,653)            -           (2,734,715)
   Payment of note issuance costs                     -              (399,702)            -             (399,702)
   Payment of stock issuance and merger
     transaction costs                             (256,142)         (731,773)        (371,096)       (1,837,454)
                                               ------------     -------------     ------------     -------------

   Net cash provided by financing activities     24,674,143         3,537,799        1,684,218        32,411,442
                                               ------------     -------------     ------------     -------------

Net increase (decrease) in cash and cash
  equivalents                                     6,454,368         1,979,006          (82,985)        8,580,206

Cash and cash equivalents, beginning of
period                                            2,125,838           146,832          229,817             -
                                               ------------     -------------     ------------     -------------
Cash and cash equivalents, end of period       $  8,580,206        $2,125,838         $146,832        $8,580,206
                                               ============     =============     ============     =============

Supplemental cash flow disclosures:

   Interest paid                               $    198,739        $   66,815           -               268,916

Noncash transactions

   Described in footnotes                           7, 8, 9          2, 7, 10

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

1.   THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Boston Life Sciences, Inc. (the "Company") is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. On June 15, 1995, Greenwich Pharmaceutical Incorporated ("Greenwich") acquired all of the outstanding capital stock of Boston Life Sciences, Inc. ("Old BLSI"). Effective June 15, 1995, the merged company was renamed "Boston Life Sciences, Inc." (the "Company") and the management and Board of Directors of Old BLSI assumed management of the Company (Note 2).

     During the period from inception (October 16, 1992) through December 31, 1996, the Company has devoted substantially all of its efforts to business planning, raising financing, consummating the merger with Greenwich, the research and development of its technologies and corporate partnering activities. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

     A summary of the Company's significant accounting policies is as follows:

     BASIS OF CONSOLIDATION

     The Company's consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. Five of these subsidiaries, Ara Pharmaceutical, Inc., Acumed Pharmaceutical, Inc., Boston Life Sciences International, Inc., Coda Pharmaceutical, Inc. and NeuroBiologics, Inc., are wholly-owned. A minority shareholder owns 10% of the sixth subsidiary, Procell Pharmaceutical, Inc. ("Procell"). For the period from inception (October 16, 1992) through December 31, 1996, each subsidiary has incurred losses which are included in the Company's consolidated statement of operations. All significant intercompany transactions and balances have been eliminated.

     CASH, CASH EQUIVALENTS AND INVESTMENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 1996 and periodically throughout the year, the Company had cash balances in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships. At December 31, 1996, approximately $168,000 of cash was maintained in a restricted escrow account.

     Investments, which are classified as available-for-sale, are recorded at fair value which approximates cost. Investments consist of United States treasury and agency bonds, and domestic and foreign corporate bonds (Note 3). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

     FINANCIAL INSTRUMENTS

     At December 31, 1996, the carrying amounts of cash, cash equivalents, short-term investments and notes payable approximate fair value because of their high credit quality, or the short maturity or holding period of these instruments.

     REVENUE RECOGNITION AND CONCENTRATION OF CUSTOMERS

     In June 1995, the Company entered into a research and development collaboration agreement for a certain specified technology with a certain pharmaceutical company. Under the terms of the agreement, which expires in June 1997, the pharmaceutical company provided funds to support the research and development of the specified technology. Payments received are being recognized as revenue ratably over the term of the agreement which the Company believes corresponds with the manner in which the work is performed.

     In August 1995, the Company resolved the remaining issues associated with the deferral of $250,000 of revenue associated with a potential corporate partner and recognized such revenue in 1995.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     FIXED ASSETS

     Furniture and equipment are stated at cost. Depreciation is provided using the straightline method based on the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred.

     LICENSING FEES, RESEARCH AND DEVELOPMENT EXPENSES, AND CONCENTRATION OF OUTSIDE RESEARCHERS

     The Company has entered into licensing agreements with certain institutions that provide the Company with the rights to certain patents and technologies, and the right to market and distribute any products developed. Obligations under these licensing agreements are recognized and expensed on the date that the Company acquires the rights.

     The Company has entered into sponsored research agreements with certain institutions for the research and development of its licensed technologies. Payments made under these sponsored research agreements are expensed ratably over the term of the agreement which the Company believes corresponds with the manner in which the work is performed.

     The Company currently conducts a substantial portion of its research and development through a certain University and its affiliates pursuant to sponsored research agreements. The majority of the Company's technologies currently under development were invented or discovered by researchers working for this University and its affiliates. A substantial portion of the Company's research is thus dependent upon a continuing business relationship with this University.

     Research and development activities cease when developmental work is substantially complete and when the Company believes appropriate efficacy has been demonstrated. In connection with its merger with Greenwich, the Company acquired technology related to Therafectin, a treatment for rheumatoid arthritis. Greenwich had previously conducted clinical trials which management believes demonstrated the efficacy of the technology. Accordingly, costs incurred in 1996 related to Therafectin have been separately stated in the consolidated statement of operations. The Company did not incur any Therafectin related costs in 1995 subsequent to the Merger.

     ACQUIRED TECHNOLOGY

     In connection with the Merger, $3,500,000 of the purchase price was ascribed to acquired technology. Concurrent with such acquisition, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("FAS 121"). Adoption of the Standard did not have any impact on the Company's financial condition, results of operations, or cash flows. FAS 121 requires the assessment of whether there has been impairment whenever events or changes in circumstances indicate that the carrying amount of the technology may not be recoverable. The Company evaluates potential impairment by comparing anticipated undiscounted future operating income from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment include the expected cost to obtain product approval as well as the effects on expected product sales of demand, competition, and other economic factors. At December 31, 1996, management believes that there has been no impairment in the value of the technology.

     INCOME TAXES

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

     NET LOSS PER SHARE

     Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

     ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock-Based Compensation plans and related equity issuances. Under these standards, no compensation expense is recognized for stock options issued to employees and directors ("qualified employees") provided the exercise price for one share of

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

common stock equals the market price of the Company's common stock at the date of grant. Non-qualified options issued at less than the market price result in the recognition of compensation expense equal to the intrinsic value (difference between market price and exercise price). Options and warrants issued to non-employees are subject to a fair value based method of accounting under which compensation cost is measured at the grant date based on the value of the award. The value is determined using the Black-Scholes pricing model and the resulting expense is recognized over the service period which is usually the vesting period.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"). This standard became effective in 1996 and requires that stock options and related equity instruments issued to qualified employees be valued on the same fair value methodology as applied to issuances to non-employees. The Company has elected to implement FAS 123 on a disclosure basis only (Note 10).

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses for the periods presented. Actual results could differ from those estimates.

     Reclassifications

     Certain reclassifications have been made to the 1995 and 1994 financial statements to conform to the 1996 presentation. These reclassifications had no effect on net loss for 1995 and 1994.

2.   Acquisition and Merger with Greenwich

     The acquisition of Old BLSI by Greenwich (the "Merger") has been treated as a recapitalization of Old BLSI with Old BLSI as the acquiror (reverse acquisition). The historical financial statements prior to June 15, 1995 are those of Old BLSI. Historical stockholders' equity of Old BLSI prior to the Merger has been retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of Greenwich's and Old BLSI's common stock, with an offset to paid-in capital. Under the terms of the Merger, the outstanding shares of common stock of BLSI were exchanged for approximately 43.5 million shares of the Company's common stock. The total purchase price, including approximately 35.2 million shares of the Company's common stock (with a value of approximately $14.3 million), transaction costs, and the value ascribed to outstanding Greenwich stock options and warrants, was approximately $15.5 million. Under the purchase method used to account for this transaction, the purchase price was allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Based upon management's review and the results of an independent appraisal, $3.5 million of the purchase price was ascribed to acquired technology (Note 1). In addition, approximately $10.4 million of the purchase price was allocated to acquired research and development in-process, whereby appropriate efficacy had not been demonstrated and no alternative future use identified. Accordingly, such amount was expensed in the 1995 statement of operations. The results of operations of Greenwich have been consolidated with the Company's results from June 15, 1995.

     The following unaudited pro forma summary presents the consolidated results of operations assuming that the merger of Greenwich and Old BLSI (the "Merger") had occurred on January 1, 1994. No adjustments are required to conform the accounting policies of Old BLSI and Greenwich. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. In addition, for purposes of preparing the pro forma information, the $10.4 million charge for in-process research and development resulting from the acquisition has been excluded.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

                                   YEAR ENDED DECEMBER 31, 1994 (UNAUDITED)

                                 OLD BLSI          GREENWICH          TOTAL

     Revenues                  $      -          $     414,081    $     414,081
                               =============     =============    =============

     Net loss                  $  (2,596,872)    $  (8,158,682)   $ (10,755,554)
                               =============     =============    =============

     Loss per share                                               $       (0.14)
                                                                  =============

                                   YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)

                                 OLD BLSI          GREENWICH          TOTAL
     Revenues                  $     416,940     $     -          $     416,940
                               =============     =============    =============

     Net loss                  $  (3,727,607)    $    (229,984)   $ ( 3,957,591)
                               =============     =============    =============

     Loss per share                                               $       (0.05)
                                                                  =============




3.   INVESTMENTS consist of the following at December 31:

                                                              1996        1995
          U.S. Treasury obligations                        $ 3,003,800  $248,320
          U.S. Agency obligations                            6,987,591         -
          Corporate debt obligations                         3,003,631         -
                                                           -----------  --------
                                                           $12,995,022  $248,320
                                                           ===========  ========

     The contractual maturities of the Company's investments at December 31, 1996 is as follows: less than one year - $3,534,448; one to five years - $5,396,063; six to ten years - $4,064,511. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Realized gains, based on the specific identification method, totaled $28,223 in 1996 and are included in interest income in the statement of operations.

4.   FIXED ASSETS consist of the following at December 31:

                                     Estimated
                                    useful life
                                      (years)                      1996      1995
     Office furniture and equipment     3-5                      $ 85,511  $27,513
     Leasehold improvements              3                         42,924   -
     Computer equipment                 3-5                        31,920   25,919
     Laboratory equipment               3-5                        28,593   28,132
                                                                 --------  -------
                                                                  188,948   81,564
     Less  Accumulated depreciation                                87,951   29,518
                                                                 --------  -------
                                                                 $100,997  $52,046
                                                                 ========  =======

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     Depreciation and amortization expense on fixed assets for the years ended December 31, 1996, 1995 and 1994 was approximately $58,000, $14,000, and
$10,000, respectively, and $88,000 for the period from inception (October 16, 1992) through December 31, 1996.

5.   RESEARCH AND DEVELOPMENT AGREEMENT

     In June 1995, the Company entered into a research and development collaboration agreement with a pharmaceutical company in the United Kingdom to develop small molecule inhibitors of Major Histocompatibilty Complex (MHC) Class II gene transcription to treat autoimmune diseases. Under the terms of the agreement, which expires in June 1997, the pharmaceutical company provided funds to support the research and development of the specified technology. Revenues recognized related to this portion of the agreement totaled $200,000 and $166,940 during 1996 and 1995, respectively. The pharmaceutical company holds a product development option which it may exercise, at a cost of $300,000, at any time prior to the expiration of the agreement. If the pharmaceutical company exercises its product development option and attains certain product development milestones, as defined, the Company will receive milestone payments as defined. The Company is also entitled to receive royalties from the sale of any products originating from the collaboration.


6.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT
     DECEMBER 31:

                                                          1996             1995
     Accrued professional fees                        $  735,639        $  809,120
     Accounts payable and other accrued expenses         388,740           333,925
     Accrued Therafectin related expenses                338,500           -
     Accrued research and development expenses           172,500           228,331
     Accrued licensing fees                              165,000           -
     Accrued payroll related                             107,533           -
     Accrued interest                                          -           139,795
                                                      ----------        ----------
                                                      $1,907,912        $1,511,171
                                                      ==========        ==========

7.   Notes Payable and Debt consists of the
     at December 31:

                                                       1996             1995
     12% senior bridge notes, due March 1996
      unsecured, net of unamortized discount
      of $105,153                                     $     -           $1,419,847

     7% convertible debenture, due December 1997,
      unsecured, net of unamortized discount
      of $409,593                                           -              590,407

     Note payable, imputed interest rate of 13.26%,
      monthly installments of $9,900, expiring on
      July 1997, unsecured                                61,752           164,814
                                                      ----------        ----------
                                                          61,752         2,175,068
     Less - current portion                               61,752         1,516,333
                                                      ----------        ----------
          Total long-term debt                        $     -           $  658,735
                                                      ==========        ==========

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

     SENIOR BRIDGE NOTES

     In March 1995, Old BLSI executed unit purchase agreements with certain investors whereby Old BLSI raised an aggregate amount of $2,175,000 through a bridge loan financing. The unit purchase agreements included 652,500 shares of Old BLSI common stock and warrants to purchase 1,305,000 shares of Old BLSI Series B Preferred Stock. In connection with the Merger, such warrants were exchanged for warrants to purchase 7,837,612 shares of the Company's common stock exercisable at prices ranging from $.15 to $1.00 per share (Note 10).

     In connection with the financing, the placement agent, a related party (Note 13), received fees totaling approximately $320,000 and warrants currently exercisable for 982,122 shares of common stock at prices ranging from $.01 to $1.10 per share (Note 10).

     In connection with the issuance of the notes, approximately $603,000 of the issuance price was ascribed to the common stock and warrants included in the unit purchase and was treated as a discount on the notes. In addition, the warrants issued to the placement agent were ascribed a value of approximately $53,000 and were included in deferred financing fees. The debt discount and deferred financing fees were amortized over the term of the notes which were repaid in full on March 31, 1996.

     In connection with the Company extending the maturity of certain of the notes by approximately 60 days, the Company issued additional warrants to purchase 231,750 shares of the Company's common stock with an exercise price of $.35 per share (Note 10). The ascribed value of approximately $143,000 for these additional warrants was recorded as interest expense in 1995.

     7% CONVERTIBLE SUBORDINATED DEBENTURES

     In December 1995, the Company issued, pursuant to an investment agreement (the "Subscription Agreement") under Regulation S of the Securities Act of 1933, an aggregate of $1 million of 7% convertible subordinated debentures maturing in December 1997. The debentures were convertible, at the option of the holder, into shares of common stock at sixty-five percent of the market price of the common stock at the time of conversion. In addition, the Subscription Agreement contained certain restrictions on the sale of common stock issued upon conversion of the debentures. Because of the significant discount associated with the conversion feature, an estimated value of approximately $411,000 was ascribed to such feature and was recorded as a debt discount and additional paid-in capital. The debt discount was initially being amortized over the period the debentures were expected to be outstanding. In February 1996, the holder elected to convert all of the 7% convertible debentures into 1,566,047 shares of common stock. Approximately $70,000 of the debt discount was amortized and recognized as interest expense in 1996 prior to the conversion. The remaining unamortized discount and related deferred financing fees were included in the carrying amount of the debt upon conversion.

8.   COMMON STOCK

     COMMON STOCK SUBJECT TO REDEMPTION

     In September and November 1995, the Company sold, pursuant to investment agreements (each, individually, the "September Investment Agreements" and the "November Investment Agreements") under Regulation S of the Securities Act of 1933, an aggregate of approximately 3.2 million shares of common stock resulting in net proceeds of approximately $1,805,000. Both agreements provided that, based upon the average price of the Company's common stock through June 1996 and July 1996 for the September Investment Agreements and the November Investment Agreements, respectively, (i) the Company was contingently obligated to issue additional shares of common stock to the investors, (ii) such investors were contingently obligated to make additional payments to the Company for shares purchased, and (iii) the Company was contingently obligated to make repayment to such investors for certain amounts of the investment. If certain conditions were met, the Company could have been required to refund amounts in excess of the net proceeds received. Until the circumstances providing for the possible repayment by the Company of certain amounts of the equity investment no longer existed, the portion of the net proceeds which the Company was contingently obligated to repay was classified as common stock subject to

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

redemption on the Company's balance sheet. The portion of the equity investment that was no longer subject to possible repayment was reclassified to stockholders' equity upon the expiration of the valuation periods as defined in the investment agreements

     In December 1995, $175,000 of the net proceeds subject to redemption was reclassified to equity concurrent with the expiration of the first valuation period. During 1996, the Company received approximately $135,000 in additional payments from the investors based upon the average price of the Company's common stock for certain periods specified in the agreements. In addition, the amount of $1,630,000 previously classified as common stock subject to redemption was reclassified to stockholders' equity.

     COMMON STOCK ISSUANCE

     In June 1996, the Company completed a private placement of 5 million shares of common stock which raised approximately $5 million in net proceeds. In connection with this financing, the Company issued to the placement agent, as payment for its services, 472,741 shares of common stock and warrants to purchase 547,274 shares at a price of $1.10 per share (Note 10).


9.   PREFERRED STOCK

     The Company has authorized 1,000,000 shares of preferred stock of which 264,000 shares have been designated as Series A Convertible Preferred Stock. The remaining authorized shares have not been designated.

     In January and February 1996, the Company raised, through a private placement of its securities, net proceeds of approximately $20.6 million, net of approximately $3.4 million of issuance costs. In connection with the private placement, the Company issued (i) 239,910 shares of Series A Convertible Preferred Stock and (ii) granted warrants to purchase 5,997,750 shares of common stock at $.6708 per share (Note 10). The warrants may be redeemed at the election of the Company, in whole but not in part, one year after issuance under certain conditions as defined in the warrant agreements. In connection with this financing, the Company has granted to the placement agent, a related party (Note
13), options to acquire 23.991 units with each unit consisting of 1,000 shares of Series A Convertible Preferred stock and warrants to purchase 25,000 shares of common stock at a unit exercise price of $110,000. These options expire in February 2006.

     Each share of the Series A Convertible Preferred Stock was initially convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of 175.3771 shares of common stock for each share of Series A Convertible Preferred Stock. The conversion ratio was subject to adjustment on February 28, 1997 if the average fair market value, for the thirty trading days prior to February 28, 1997 (the "valuation period"), of the Company's common stock issuable upon conversion of one share of the Series A Convertible Preferred Stock was worth less than $130. On February 28, 1997, it was determined that there would be no adjustment to the conversion rate. Commencing March 1, 1997, the Company may, under certain conditions defined in the preferred stock agreement, cause the conversion of the preferred stock, in whole or in part, into common stock.

10.  STOCK OPTIONS AND WARRANTS

     STOCK OPTION PLANS

     In connection with the Merger (Note 2), the restated and amended Greenwich Omnibus Stock Option Plan was adopted on June 15, 1995 and renamed the BLSI Amended and Restated Omnibus Stock Plan (the "Omnibus Plan"). In connection with the Merger and in exchange for options to purchase Old BLSI common stock held by certain employees, officers, consultants, directors and members of the Scientific Board of Old BLSI which were outstanding on June 15, 1995, the Omnibus Plan provided for a one-time grant to these individuals of options to purchase, at an exercise price of $.08 per share, up to 3,997,701 shares of the Company's common stock. All options granted prior to the merger under the Greenwich Omnibus Stock Option Plan have expired as of December 31, 1996. In addition, in connection with the Merger, the amended and restated Greenwich 1990 Non-Employee Directors' Non-Qualified Stock Option Plan was adopted on June 15, 1995 and renamed the BLSI Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Director's Plan", and together with the Omnibus

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

Plan, the "Amended and Restated Option Plans"). As a result of the adoption of the Amended and Restated Options Plans, all other stock options plans of Greenwich and Old BLSI were terminated.

     OMNIBUS PLAN

     The Omnibus Plan provides for the issuance of both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Omnibus Plan allows for the issuance of options to purchase up to 9,000,000 shares of the Company's common stock through April 2005. The Compensation Committee of the Company's Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years (five years for options granted to holders of more than 10% of the voting stock of the Company). The exercise price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of grant (110% of fair market value for options granted to holders of more than 10% of the voting stock of the Company). Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Compensation Committee of the Board of Directors which shall not be less than 50% of the fair market value of the Company's common stock on the date of grant.

     In 1995 and 1996, the Company granted, in recognition of services to be performed by certain employees, consultants and scientific advisors, non-qualified stock options under the Omnibus Plan. Options granted totaled 756,000 and 304,000 during 1996 and 1995, respectively. The total value (intrinsic and fair value) of approximately $274,000 and $236,000 ascribed to the options granted in 1996 and 1995, respectively, was recorded as deferred compensation and is being charged to operations over the vesting period of the options which management believes fairly approximates the service period. The charge to operations for the years ended December 31, 1996 and 1995 totaled approximately $292,000 and $13,000, respectively.

     DIRECTORS' PLAN

     The Directors' Plan allows for the issuance of up to 3,000,000 shares of the Company's common stock through April 2005. The Director's Plan provides for an automatic yearly grant of options to all non-employee directors of up to 25,000 options. Non-qualified stock options granted under the Directors' Plan generally vest 75% six months from the grant date and the remaining 25% on the later of six months from the date of grant or December 31st of the year of grant, and have an exercise price equivalent to 20% of the quoted market price of the Company's common stock on the date of grant. For new non-employee Directors, the Directors' Plan also provides for the one-time issuance of options to purchase 75,000 shares of the Company's common stock at fair market value at the time of grant with such options vesting over a period of four years. During 1996, the Directors' Plan was amended to provide for the granting of additional options at the discretion of the Board of Directors. All options granted under the Directors' Plan have a term of ten years. Compensation expense related to the intrinsic value of options issued in 1996 and 1995 totaled approximately $98,000 and $7,500, respectively.

     STOCK-BASED COMPENSATION

     If the Company had valued awards to qualified employees on the fair value methodology proscribed by FAS 123, the Company's net loss and net loss per share would have equaled the pro forma amounts indicated below.

                                                1996            1995
Net income            As reported       $ (5,996,147)  $ (14,149,151)
                      Pro forma         $ (6,507,376)  $ (14,962,786)

Earnings per share    As reported       $      (0.06)  $       (0.22)
                      Pro forma         $      (0.07)  $       (0.24)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions used for grants in 1995 and 1996: dividend yield of zero percent; expected volatility of 80 percent; risk-free interest rates, based on the date of grant, ranging from 5.38% to 6.46%; and expected lives of 5 years.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates [restated for the Merger (Note 2)] is presented below:

                                                1996                        1995                               1994
                                     --------------------------  --------------------------       ---------------------------
                                                   Weighted-                   Weighted-                         Weighted-
                                                    Average                     Average                           Average
                                     Shares      Exercise Price  Shares      Exercise Price          Shares    Exercise Price
Outstanding at beginning of year     6,612,599           $0.23   4,134,520            $0.08               0
Greenwich options outstanding
   at date of merger                                               914,162             1.23
Granted                              1,743,675             .67   2,532,915              .77       4,940,144              $.08
Exercised                             (928,301)            .21    (375,668)             .49               0
Forfeited and expired                 (267,901)           1.91    (593,330)             .97        (805,624)              .08
                                     ---------                   ---------                        ---------

Outstanding at end of year           7,160,072             .43   6,612,599              .40       4,134,520               .08
                                     ---------                   ---------                        ---------

Options exercisable at year-end      4,755,773             .37   2,511,757              .23       1,440,242               .08
                                     ---------                   ---------                        ---------

Weighted-average fair value of
options granted during the year      $    0.57                   $    0.53
                                     ---------                   ---------

The following table summarizes information about stock options outstanding at December 31, 1996:

                                         Options Outstanding                                    Options Exercisable
                         --------------------------------------------------            -------------------------------------
                           Number      Weighted-Average                                  Number
      Range of           Outstanding       Remaining       Weighted-average            Exercisable   Weighted-Average
      Exercise Prices    at 12/31/96   Contractual Life     Exercise Price             at 12/31/96    Exercise Price
       $0.08 - $0.22       3,280,322  7.8 years                $  0.08                  2,676,106         $  0.08

       $0.63 - $0.94       3,879,750  9.3 years                $  0.73                  2,079,667            0.75
                           ---------  ---------                -------                  ---------         -------

       $0.08 - $0.94       7,160,072  8.6 years                $  0.43                  4,755,773            0.37
                           ---------  ---------                -------                  ---------         -------

At December 31, 1996, 453,036 and 2,626,610 shares are available for grant under the Omnibus Plan and the Director's Plan, respectively.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     OTHER STOCK ACTIVITY

     In July 1995, the minority shareholder in certain of the Company's subsidiaries exercised his option to exchange his minority ownership into 1,000,000 shares of common stock of the Company. As a result of this exercise, Ara Pharmaceutical, Inc., Acumed Pharmaceutical, Inc., Coda Pharmaceutical, Inc., and NeuroBiologics, Inc. became wholly-owned subsidiaries of the Company.

     WARRANTS

     In August 1995, the Company granted 250,000 warrants pursuant to a letter agreement between the Company and its financial advisor. Such warrants are not exercisable until January 1, 1997. The warrants were ascribed a value of approximately $150,000 and were recorded as deferred compensation. These fees are being amortized over the two-year term of the advisory agreement. The charge to operations totaled approximately $75,000 and $38,000 in 1996 and 1995, respectively.

     In December 1995, the Company granted 231,750 warrants to certain bridge note holders in connection with the Company extending the maturity of certain bridge notes (Note 7).

     In January and February 1996, the Company granted 6,599,550 warrants in connection with a private placement of its Series A Preferred Stock (Notes 9 and 13).

     In June 1996, the Company granted 547,274 warrants in connection with a private placement of its common stock (Note 8).


     At December 31, 1996, warrants outstanding were as follows:

                               Exercise            Warrants      Warrants
     Date                      Price               Exercised     Outstanding       Expiration
     of Issue                  per Share           in 1996       at 12/31/96       Date
     June 1996                $     1.10                   -         547,274       June 2006
     February 1996                   .67             203,525       6,396,025       February 2006
     December 1995                   .35                   -         231,750       December 2000
     August 1995                     .69                   -         250,000       July 2005
     June 1995                .01 - 1.10              18,241         963,881       March 2000
     June 1995                       .23             411,879         575,476       July 1999
     June 1995                       .21              50,872       1,347,129       April 1998
     June 1995                .15 - 1.00             315,308       7,522,304       March 2000
                                                   ---------     -----------
                                                     999,825      17,833,839
                                                   ---------     -----------

     Each warrant is exercisable into one share of common stock. No warrants were exercised in 1995 or 1994. The weighted average exercise price of warrants outstanding at December 31, 1996 was $0.54. The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations.

     STOCKHOLDER RIGHTS PLAN

     On September 29, 1991, the Board of Directors of Greenwich adopted a Stockholder Rights Plan (the "Rights Plan"), which was amended during 1994 and 1993 and adopted by the Company in connection with the Merger (Note 2). Under the Rights Plan, stockholders received as a dividend, for each share of common stock owned by them, one right (the "Right") to purchase a fractional share of a new class of preferred stock. With certain exceptions, if a person or group (the "Acquirer") acquires 80 percent or more of the outstanding shares of the Company's common stock, the Rights will separate from the shares of common stock and become exercisable. Once the Rights are exercised, and in certain circumstances if additional conditions are met, the Rights Plan allows holders of the Rights (other than the Acquirer) to buy common stock of the Company or the Acquirer at a substantial discount. The Rights dividend was issued to stockholders of record on October 7, 1991. The Rights will expire in ten years unless exercised by the holders or redeemed or exchanged by the Company.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

11.  INCOME TAXES

       Income tax benefit consists of the following for the years ended December 31:

                                                               1996             1995            1994
       Income tax benefit:
          Federal                                         $  2,139,000     $  1,054,000     $  897,000
          State                                                680,000          348,000        319,000
                                                          ------------     ------------     ----------

                                                             2,819,000        1,402,000      1,216,000

       Valuation allowance                                  (2,819,000)      (1,402,000)    (1,216,000)
                                                          ------------     ------------     ----------

                                                          $          -     $          -     $        -
                                                          ============     ============     ==========

Deferred tax assets (liabilities) consist of the following at December 31:

                                                                                   1996           1995
  Net operating loss carryforwards                                             $ 11,955,000   $  7,951,000
  Capitalized research and development expenses                                   4,464,000      5,698,000
  Research and developments credit carryforwards                                    404,000        333,000
  Other                                                                             234,000        256,000
                                                                               ------------   ------------

  Gross deferred tax assets                                                      17,057,000     14,238,000

  Acquired technology                                                            (1,435,000)    (1,435,000)
                                                                               ------------   ------------

  Net deferred tax assets                                                        15,622,000     12,803,000

  Valuation allowance                                                           (15,622,000)   (12,803,000)
                                                                               ------------   ------------

                                                                               $          -   $          -
                                                                               ============   ============


     The Company has provided a full valuation allowance for its deferred tax assets since realization of these future benefits is not sufficiently assured. In the event the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expense. Approximately $7,856,000 of the valuation allowance at December 31, 1996 relates to deferred tax assets acquired in the merger with Greenwich (Note 2). When the valuation allowance related to these assets is released, the credits will first be recorded to reduce the carrying value, if any, of acquired technology purchased in the Merger.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

     A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

                                                               1996                      1995                     1994
      Benefit at statutory rate                             $  (2,099,000)            $  (4,952,000)           $  (909,000)
      State taxes, net of federal benefit                        (420,000)                 (220,000)              (203,000)
      Charge for purchased research and
       development acquired from Greenwich                           -                    3,648,000                   -
      Research and development credit                             (72,000)                  (41,000)               (98,000)
      Non-deductible research and
       development expenses                                          -                       14,000                 34,000
      Other                                                      (228,000)                  149,000                (40,000)
                                                            -------------             -------------            -----------

                                                               (2,819,000)              (1,402,000)            (1,216,000)
      Benefit of loss not recognized,
       increase in valuation allowance                          2,819,000                 1,402,000              1,216,000
                                                            -------------             -------------            -----------

                                                            $        -                $        -               $      -
                                                            =============             =============            ===========

     As of December 31, 1996, the Company has federal net operating loss carryforwards and research and development credits which may be used to offset future federal and state taxable income and tax liabilities as follows:

                                                             Research and
                                           Net               development
              Year of                   operating              credit
             Expiration                   loss        Federal          State

               2007                     $  226,000    $  6,000         $    0
               2008                      1,977,000      83,000          7,000
               2009                     14,172,000     106,000         53,000
               2010                      4,714,000      26,000         33,000
               2011                      8,745,000      72,000         76,000
                                       -----------   ---------       --------
                                       $29,834,000    $293,000       $169,000
                                       ===========   =========       ========

     A portion of the net operating loss carryforwards totaling approximately $758,000 relates to deductions for the exercise of non-qualified options and will be credited to additional paid-in capital upon realization.

     In connection with the Merger (Note 2), the Company acquired approximately $90 million of net operating loss carryforwards of which approximately $11.6 million can be utilized by the Company under the ownership change provisions of the Internal Revenue Code. These net operating losses, which expire in 2009 and 2010, cannot offset the taxable income of any of the subsidiaries of the Company. In addition, ownership changes resulting from the Company's issuance of common stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

12.  COMMITMENTS AND CONTINGENCIES

     OPERATING LEASES

     The Company leases certain office equipment and its office space and warehouse facilities under noncancelable operating leases. Terms of the lease for office space include a renewal option of three years. Approximate future minimum lease commitments at December 31, 1996 are as follows: 1997 - $92,000; 1998 - $85,000 and 1999 - $42,000.

     Total rent expense under noncancelable operating leases was approximately $100,000, $60,000 and $40,000 during the years ended December 31, 1996, 1995, and 1994, respectively, and $226,000 for the period from inception (October 16, 1992) through December 31, 1996.

     SPONSORED RESEARCH AND DEVELOPMENT, AND CONSULTING AGREEMENTS

     Pursuant to sponsored research and development agreements and consulting agreements, the Company is committed to make payments totaling approximately $1.8 million in 1997 and approximately $618,000 in 1998.

     LITIGATION

     At December 31, 1996, the Company is not a party to any legal proceedings and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial position.

13.  RELATED PARTY TRANSACTIONS

     PLACEMENT AGENT FEES

     The Chief Executive Officer and sole stockholder of the placement agent ("Principal Agent") involved with a significant portion of the Company's prior equity and debt financings is a significant common stockholder of the Company. During the three years ended December 31, 1996, compensation to the Principal Agent, including its designees, were as follows (warrants adjusted on a post-merger basis):

                                Warrants          Exercise           Cash
 Description of Financing        Issued             Price          Payments
 Senior Bridge Notes (Note 7)   982,122           $.01-1.10        $322,000
 Old BLSI Series B Preferred
  stock issuance in 1994        987,355           $.23             $259,000

In addition, the Principal Agent received options to acquire 23.991 units in connection with the Company's 1996 private placement of Series A Convertible Preferred Stock (Note 9). Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 25,000 shares of common stock at a unit exercise price of $110,000.

     SERVICE AGREEMENTS WITH PLACEMENT AGENT

     In August 1995, the Company entered into a two-year financial advisory services agreement with the Principal Agent. In connection with the agreement, the Company issued warrants to the Principal Agent for the purchase of 250,000 shares of the Company's common stock (Note 10).

     In addition, effective February 1996, the Principal Agent receives a monthly retainer fee of $2,500 per month and will also receive standard success fees, on terms to be determined, for corporate partners first introduced to the Company by the Principal Agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Incorporated by reference from the Company's Current Report on Form 8-K dated July 28, 1995, as amended by the Company's Current Report on Form 8-K/A dated September 1, 1995.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The table below sets forth the name of each of the Directors and Executive Officers of the Company. Each of the persons listed below, except for Mr. Hernon, has been nominated by the Board of Directors to serve as a Director for the ensuing year.

     Name                          Age                    Position
     ----                          ---                    --------
Colin B. Bier, Ph.D.               51         Member of the Board of Directors
Edson D. de Castro                 58         Member of the Board of Directors
Joseph P. Hernon                   37         Chief Financial Officer
S. David Hillson, Esq.             57         Chairman of the Board of
                                               Directors, President,
                                               Chief Executive Officer,
Marc E. Lanser, M.D.               48         Executive Vice President, Chief
                                              Scientific Officer, Director
Steve H. Kanzer, CPA, Esq.         34         Secretary, Director
Ira W. Lieberman, Ph.D.            54         Member of the Board of Directors
E. Christopher Palmer, CPA         55         Member of the Board of Directors

COLIN B. BIER, PH.D. Dr. Bier has been a member of the Board since February 1996. Since 1990, Dr. Bier has been the Managing Director of ABA BioResearch, Inc., an independent bioregulatory consulting firm, located in Montreal, Canada. Dr. Bier is a special advisor to the Mount Sinai Hospital in Montreal, Canada and is a Lecturer in Pathology, Faculty of Medicine, McGill University. Dr. Bier is also a member of the Board of Directors of Sparta Pharmaceuticals, Inc. and Maxim Pharmaceuticals. Prior to his association with ABA BioResearch, Inc., Dr. Bier was founder, President and Chief Executive Officer of ITR Laboratories, Inc. Before founding ITR Laboratories, Inc., Dr. Bier spent over ten years with Bio-Research Laboratories, a clinical research organization, where he was Vice President and Director of Experimental Toxicology and Clinical Pathology. Dr. Bier has published more than twenty-five scientific articles. Dr. Bier received his Ph.D. from Colorado State University.

EDSON D. DE CASTRO. Mr. de Castro has been a member of the Board since June 1995, and served as Chairman of the Board until September 1996. Prior to the Merger, Mr. de Castro held the same position with Old BLSI from August 1993. Mr. de Castro was one of five founders of Data General Corporation ("DGC") and was responsible for the designs of the original NOVA computers. He served as DGC's President and Chief Executive Officer until 1989 and as its Chairman of the Board of Directors from 1989 to 1990. Mr. de Castro is Chairman of the Board of Directors, and until January 1996, was Chief Executive Officer, of Xenometrix, Inc., a biotechnology testing company in Boulder, Colorado. He is a Trustee of Boston University. Mr. de Castro received his B.S. in Electrical Engineering from the University of Lowell, MA.

JOSEPH P. HERNON, CPA. Mr. Hernon has been Chief Financial Officer since August 1996. Prior to joining the Company, Mr. Hernon was a Business Assurance Manager at Coopers & Lybrand where he was employed from January 1987 to August 1996.
Mr. Hernon holds a Masters of Science in Accountancy from Bentley College and a Bachelor of Science in Business Administration from the University of Lowell.

S. DAVID HILLSON, ESQ. Mr. Hillson has been President and Chief Executive Officer and a member of the Board since the Merger with Greenwich in June 1995. He also has served as Chairman of the Board of Directors since September 1996. Prior to the Merger, Mr. Hillson served as President, Chief Executive Officer and a member of the Board of Directors of Old BLSI from November 1994, Prior to his responsibilities at Old BLSI, from January to November 1994, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross, Incorporated in the research and investment banking divisions and from November 1992 to January 1994, Mr. Hillson was the Senior Managing Director, investment banking, at The Stamford Company in New York City. From October 1990 until October 1992, Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities. Earlier in his career as an investment manager, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton from 1983 to 1990, where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. Prior to his fund management responsibilities, he was the Chairman of the Equity Committee for Hutton Investment Management (1976-1982). He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

STEVE H. KANZER, CPA, ESQ. Mr. Kanzer has been Secretary and a member of the Board since June 1995. Prior to the Merger, Mr. Kanzer held the same position with Old BLSI from October 1992. Mr. Kanzer is a Senior Managing Director - Head of Venture Capital of Paramount Capital Investments, LLC, a firm specializing in organizing and providing capital for biotechnology acquisitions and startups, and Senior Managing Director of Paramount Capital, Inc., a New York-based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc. and Endorex Corporation, both publicly traded biopharmaceutical companies, and Chairman of Discovery Laboratories, Inc., a privately held biopharmaceutical company. From October 1991 until January 1995, Mr. Kanzer was the General Counsel of The Castle Group Ltd., a privately held biotechnology venture capital firm. Prior to joining Paramount Capital Investments, LLC and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.

MARC E. LANSER, M.D. Dr. Lanser has been Executive Vice President and Chief Scientific Officer and a member of the Board since June 1995. Prior to the Merger, Dr. Lanser held the same position with Old BLSI from November 1994.
From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of Old BLSI. Prior to assuming the position of President and Chief Executive Officer of Old BLSI, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed a NIH funded research project in immunology and received a NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

IRA W. LIEBERMAN, PH.D. Dr. Lieberman has been a member of the Board since the inception of Old BLSI in 1992. Dr. Lieberman is currently on the staff of the World Bank and is involved in advising foreign governments on their privatization programs. From 1987 to 1992, Dr. Lieberman was President of LIPAM International, Inc. an international consulting and investment firm. From 1985 to 1987, Dr. Lieberman was on the staff of the World Bank and from 1975 to 1982 he was a senior executive with ICC Industries, Inc., where he served as Chief Financial Officer, Executive Vice President and Chief Executive Officer of Primex Plastics Corp., a subsidiary of ICC Industries, Inc. Dr. Lieberman received his M.B.A. from Columbia University and his Ph.D. from Oxford University.

E. CHRISTOPHER PALMER, CPA Mr. Palmer has been a member of the Board since the inception of Old BLSI in 1992. Mr. Palmer is a Certified Public Accountant and founder of his own firm, providing tax and financial advisory services to high net-worth family groups. Prior to 1977, Mr. Palmer was a partner in the accounting firm of Peat Marwick Mitchell & Co. Mr. Palmer is a Director of Boston Private Bancorp, Inc., Director and Chairman of the Trust and Investment Committee of Boston Private Bank & Trust Company, a Director of Coastal International Inc. and a trustee of two private foundations. Mr. Palmer received his M.B.A. from Rutgers University and his A.B. from Dartmouth College.


ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 1996 for services rendered in all capacities to each of the most highly compensated executive officers whose total annual salary and bonus for that period exceeded $100,000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE


                                                                       Long Term
                                                                      Compensation
                                    Annual Compensation(1)               Awards
                              -------------------------------           -------
                                                                         Common
                                                                         Stock
Name and                                                               Underlying        All Other
Principal Position            Year     Salary(2)      Bonus(2)          Options       Compensation(3)
------------------            ---      ---------      --------          -------       ---------------
S. David Hillson              1996      $170,000      $200,000(4)       250,000            None
  Chairman of the Board,      1995       170,000       150,000          932,300            None
  President and               1994        21,250         None         1,824,053(5)         None
  Chief Executive Officer

Marc E. Lanser, M.D           1996       166,000        50,000(6)       250,000          $ 8,849
  Executive Vice President    1995       158,208        35,000          780,700           10,366
  and Chief Scientific        1994       157,000         None            76,002(5)         7,712
  Officer

____________________

(1) Includes compensation only for the period of the applicable year during which the individual was employed by the Company.

(2) Amounts shown represent cash compensation earned by the Named Executive Officers in the fiscal years presented even if paid in subsequent years.

(3) All Other Compensation for Dr. Lanser includes the following amounts for fiscal 1996, 1995 and 1994, respectively: the dollar value of matching contributions during the fiscal year under the Company's 401(k) plan, in the amount of $4,500, $2,449 and $0, respectively; and the dollar value of premiums paid by the Company during the fiscal year with respect to life insurance and disability insurance for the benefit of Dr. Lanser in the amount of $6,749, $7,917 and $7,712, respectively. In addition, in fiscal 1996 All Other Compensation for Dr. Lanser includes $2,100 attributable to parking reimbursement in excess of the limits permitted under the Internal Revenue Code.

(4) Mr. Hillson received a non-discretionary bonus from the Company based upon the Board's determination that he had met certain performance targets specified in his agreement of employment, dated November 7, 1994, which by its terms expires in December 1998.

(5) Represents the number of replacement options issued in conjunction with the Merger.

(6) Such amount was earned by Dr. Lanser in 1996, but $45,000 was paid by the Company in January 1997.


Stock Option Information

The following table sets forth, for each of the Named Executive Officers, certain information concerning the grant of options to such persons in fiscal 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                    Potential Realizable Value
                                                                                                      At Assumed Annual Rates
                                                                                                     of Stock Appreciation for
                                  Individual Grants                                                         Option Term (3)
-----------------------------------------------------------------------------------------            --------------------------
                              Number of        % of Total
                             Securities          Options
                             Underlying         Granted to      Exercise or
                              Options          Employees in     Base Price       Expiration
Name                       Granted (#)(1)       Fiscal Year      ($/sh)(2)       Date                  5%                10%
----                       --------------      ------------     -----------      -----------           ---------       --------
S. David Hillson, Esq.        250,000             22.16%          $0.6563        11/21/06              $103,186        $261,493
Marc  E. Lanser               250,000             22.16            0.6563        11/21/06               103,186         261,493

____________________

(1) Options granted to each of Mr. Hillson and Dr. Lanser to purchase 250,000 shares of Common Stock are 33% exercisable on or after November 19, 1996, 67% exercisable on or after November 19, 1997 and 100% exercisable on or after November 19, 1998.

(2) The exercise price for each option is equal to the fair market value of the Company's Common Stock on the date of grant.

(3) Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations at the 5% and 10% assumed rates established by the SEC and are not intended to forecast possible future appreciation, if any, of the value of the Common Stock.

     Neither of the Named Executive Officers exercised any options in fiscal 1996. The following table sets forth, for each of the Named Executive Officers, certain information concerning the value of unexercised options at December 31, 1996.

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                    VALUES

                                                              Number of Securities
                                                                   Underlying
                                                                   Unexercised           Value of Unexercised In-
                                                                Options at Fiscal          the-Money Options at
                                                                  Year-End (#)            Fiscal Year-End ($)(1)
                                                            ------------------------     -------------------------
                          Shares
                          Acquired on      Value
Name                      Exercise (#)   Realized($)        Exercisable/Unexercisable     Exercisable/Unexercisable
----                      ------------   -----------        -------------------------     -------------------------
S. David Hillson, Esq.       None           None                  2,067,009/939,344             $830,675/$281,224
Marc E. Lanser               None           None                    737,702/369,000                 37,103/16,701

___________________
(1) The fair market value of "in-the-money" options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for Common Stock on the Nasdaq SmallCap Market of $0.6875 on December 31, 1996, multiplied by the number of options held.

Compensation of Directors.
-------------------------

     Annual Retainers
     ----------------

     Independent directors, that is, those directors who are not employees of the Company ("Independent Directors") receive cash compensation in the amount of $500 per meeting attended in person and $250 per meeting attended telephonically, although all directors are reimbursed for ordinary and reasonable expenses of attending any board or committee meetings. In addition, Independent Directors were compensated in fiscal 1996 with an annual retainer with a value of $5,000 and will receive the same amount in fiscal 1997. The annual retainer is not paid in cash but is paid to the Independent Directors through options to purchase shares of the Company's Common Stock pursuant to an Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Directors' Plan"), valued as described below. Each Independent Director elected at an annual meeting of stockholders of the Company will automatically be granted options on the thirteenth trading day after the date of such annual meeting (the "Retainer Grant Date") to purchase a number of shares of the Company equal to the lesser of (a) 25,000 shares and (b) the quotient of the value of the annual retainer for service as an Independent Director of the Company and 80% of the average of the fair market value of a share of the Company's Common Stock on the ten trading days following the third trading day after the date of such annual meeting of stockholders. If the number of shares of the Company's Common Stock calculated pursuant to clause (b) above exceeds 25,000 shares, each Independent Director will automatically receive on the Retainer Grant Date, in addition to options to purchase 25,000 shares of the Company's common stock, a cash payment equal to the remaining portion of the value of the annual retainer not provided for by the grant of such options. Additionally, pursuant to the Directors' Plan, discretionary option grants were made in 1996 to each Independent Director. In fiscal 1996, Dr. Bier received a discretionary grant of options to purchase 18,750 shares and each of Messrs. Kanzer and Palmer and Dr. Lieberman received a grant of options to purchase 75,000 shares of the Company's Common Stock.

     In addition, each director who serves as Chairman of a committee of the Board receives an annual retainer of $1,000. The Chairmen of the Audit Committee, the Compensation Committee and the Press Release Review Committee who received this annual retainer in fiscal 1996 were Mr. Palmer, Mr. Kanzer and Dr. Lieberman, respectively.

     Exercise and Vesting
     --------------------

     The options granted to the Independent Directors pursuant to the foregoing terms are exercisable at a per share price of 20% of the average fair market value per share of the Company's Common Stock used to calculate such grant. Subject to provisions regarding expiration and termination of options, the options will become exercisable as to 75% of the shares of Common Stock of the Company issuable upon exercise of such options six months after the date of grant and as to 100% of such shares on the later of six months after the date of grant and December 31 of the year in which the grant is made.

        New Director Options

        Each person who is elected or appointed an Independent Director for the first time will automatically upon such election or appointment (the "Automatic Grant Date") be granted an option to purchase 75,000 shares of the Company's Common Stock ("New Director Options"). The exercise price of any New Director Options granted under the Directors' Plan may not be less than 100% of the fair market value of shares of the Company's Common Stock subject thereto on the Automatic Grant Date. Subject to provisions regarding expiration and termination of options, any New Director Options will become exercisable as to 20% of the shares of the

Company's Common Stock subject thereto on the Automatic Grant Date and shall become exercisable as to an additional 20% of the shares of the Company's Common Stock issuable upon exercise thereof on each of the first, second, third and fourth anniversaries of such Automatic Grant Date.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     The Compensation Committee of the Company's Board during the last completed fiscal year was composed of Steve Kanzer, Ira Lieberman, and E. Christopher Palmer. Mr. Kanzer was also the Secretary of the Company.

     Boston Private Bank & Trust Company (the "Bank") is the Company's primary banking institution. E. Christopher Palmer, CPA, a director of the Company, is a Director and Chairman of the Trust and Investment Committee of the Bank and a director of Boston Private Bancorp, Inc., which is an affiliate of the Bank. Fees paid to the Bank during fiscal 1996, primarily for investment management advisory services, totalled approximately $25,000.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

MANAGEMENT

     As of March 24, 1997, the following members of the Company's management were known to the Company to be beneficial owners (as defined in regulations issued by the Securities and Exchange Commission (the "SEC")) of the amounts of the Company's outstanding Common Stock set forth below.

Name of                                  Amount and Nature of                Percent
Beneficial Owner                       Beneficial Ownership (1)            Of Class (2)
---------------                        ------------------------            -----------
Colin B. Bier, Ph.D.
Director                                       50,434(3)                        *

Edson D. de Castro
Director                                      641,351(3)                        *

Joseph P. Hernon
Chief Financial Officer                        30,000(3)                        *

S. David Hillson, Esq.
Chairman of the Board,
President and Chief
Executive Officer                           2,082,208(4)                      1.6%

Steve H. Kanzer, CPA, Esq.
Director and Secretary                        462,706(5)                        *

Marc E. Lanser, M.D.
Director, Executive Vice President
and Chief Scientific Officer                2,583,423(6)                      1.9%

Ira W. Lieberman, Ph.D.
Director                                      214,256(5)                        *

E. Christopher Palmer, CPA
Director                                      214,256(5)                        *

All directors and executive
officers as a group (8 persons)             6,278,634(7)                     4.7%

___________________

*    Represents Less than 1% of the outstanding shares.

(1) Except as otherwise specified in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock owned. The information in the table was furnished by the owners listed.

(2) The percentages in this table are based on the number of shares of Common Stock and Preferred Stock (on an as converted basis) outstanding as of March 24, 1997.

(3) Consists of shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.

(4) Includes 2,067,007 shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.

(5) Includes 138,254 shares of Common Stock issuable upon exercise of options which are exercisable or will which become exercisable within 60 days of March 24, 1997.

(6) Includes 756,702 shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.

(7) Includes 3,960,256 shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.


     As of March 24, 1997 the following persons were known to the Company to be beneficial owners (as defined in regulations issued by the SEC) of more than five percent of the Company's outstanding Common Stock and/or Preferred Stock (on an as converted basis).

                                   Name and Address                   Amount and Nature of           Percent
Title of Class                     of Beneficial Owner                Beneficial Ownership(1)        of Class (2)
--------------                     ------------------                 -----------------------        ------------

Common Stock                       Lindsay A. Rosenwald, M.D.                6,960,096(3)                5.2%
and                                c/o Paramount Capital, Inc.
Preferred Stock(3)                 787 Seventh Avenue
                                   New York, NY  10019

Common Stock                       Strome-Susskind Investment               12,804,300(4)                9.5%
and                                Management, L.P.
Preferred Stock(4)                 100 Wilshire Blvd., 15th Floor
                                   Santa Monica, CA  90401

____________________

(1) Except as otherwise specified in footnotes to this table, the persons named have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned. The information in the table was furnished by the owners listed by reports to the Company and by filings with the SEC or through information otherwise available in documents held by the Company.

(2) The percentages in this table are based on the number of shares of Common Stock and Preferred Stock (on an as converted basis) outstanding as of March 24, 1997.

(3) Includes 2,629,407 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable and 6.69115 units of the Company (which consist of 6,691 shares of Preferred Stock (which are convertible into approximately 1,173,448 shares of Common Stock and represent approximately 0.87% of the Common Stock on a fully diluted basis) and warrants to purchase 167,279 shares of Common Stock) issuable upon exercise of a unit purchase option which is currently exercisable. Such figure does not include 2,655,271 shares of Common Stock beneficially owned by Dr. Rosenwald's spouse and by trusts for the benefit of his minor children, of which his spouse is the sole trustee and as to which he disclaims beneficial ownership. The information relating to Dr. Rosenwald that appears in the table represents his entire beneficial ownership and is based on information that was furnished by Dr. Rosenwald in a Schedule 13G filed with the Securities and Exchange Commission (the "SEC") pursuant to
     Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), dated February 1, 1996 and other information available to the Company .

(4) Includes 1,193,751 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable and 1.07438 units of the Company (which consist of 1,074 shares of Preferred Stock (which are convertible into approximately 188,355 shares of Common Stock and represent approximately 0.14% of the Common Stock on a fully diluted basis) and warrants to purchase 26,859 shares of Common Stock) issuable upon exercise of a unit purchase option which is currently exercisable. According to its filings under Sections 13(d) or 13(g) of the 1934 Act, Strome-Susskind Investment Management, L.P. ("SSIM") is the sole general partner of and investment adviser to two investment limited partnerships, and is also the investment advisor to two offshore investment corporations. The investment limited partnerships and the offshore investment corporations beneficially own the securities of the Company set forth in the table. SSIM has voting control over these securities. SSCO, Inc. is the sole general partner of SSIM. The Strome Family Trust dated 12/9/93, of which Mark E. Strome is a settlor and trustee, is the controlling shareholder of SSCO, Inc. The information relating to Strome-Susskind Investment Management, L.P. that appears in the table represents its entire beneficial ownership and is based on information that was furnished by SSIM, SSCO, Inc. and Mark E. Strome in a Schedule 13G that was filed with the SEC on September 11, 1996, and other information available to the Company.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In connection with the Company's January and February 1996 equity offerings, the Company paid a fee to Paramount Capital, Inc. ("Paramount"), as the placement agent involved with such offerings, consisting of 23.991 units (each unit consisting of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 25,000 shares of Common Stock). Lindsay A. Rosenwald, M.D., the Chairman of the Board of Directors, Chief Executive Officer and sole stockholder of Paramount, is currently one of two holders of more than 5% of the outstanding Common Stock of the Company. Additionally, the Company executed an agreement which provides that, effective February 1996, Paramount will receive a retainer fee of $2,500 per month, for a minimum of twenty four months, and an as yet to be agreed-upon success fee with respect to corporate partners first introduced to the Company by Paramount.

     In August 1995, the Company entered into a two-year financial advisory services agreement with Paramount. In connection therewith, the Company issued warrants to Paramount for the purchase of 250,000 shares of the Company's Common Stock which were 50% exercisable at the time of issuance and 100% exercisable in August 1996.

     Boston Private Bank & Trust Company (the "Bank") is the Company's primary banking institution. E. Christopher Palmer, CPA, a director of the Company, is a Director and Chairman of the Trust and Investment Committee of the Bank and a director of Boston Private Bancorp, Inc., which is an affiliate of the Bank. Fees paid to the Bank during fiscal 1996, primarily for investment management advisory services, totaled approximately $25,000.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)    CONSOLIDATED FINANCIAL STATEMENTS OF THE COMPANY

          Financial Statements of the Registrant and Report of Independent Accountants thereon

          Consolidated Balance Sheets at December 31, 1996 and 1995

          Consolidated Statements of Operations for the fiscal years ended December 31, 1996, 1995 and 1994 and for the period from inception (October 16, 1992) through December 31, 1996

          Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 1996, 1995 and 1994 and for the period from inception (October 16, 1992) through December 31, 1996

          Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1996, 1995 and 1994, and for the period from inception (October 16, 1992) through December 31, 1996

          Notes to Consolidated Financial Statements

(a)(2)    FINANCIAL STATEMENT SCHEDULES

          Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)    EXHIBITS.

          The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

          EXHIBIT #      DESCRIPTION AND METHOD OF FILING
          ---------      --------------------------------

          2.1 Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)

          2.2 Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (4)

          3.1 Amended and Restated Certificate of Incorporation dated March 29, 1996 (6)

          3.2            Amended and Restated ByLaws, effective
                         as of June 26, 1995 (6)

          4.1 Rights Agreement between the Company and Chemical Trust Group (formerly Manufacturers Hanover Trust Company) as Rights Agent dated September 26, 1991 (2)

          10.1 Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)

          10.2 Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (4)

          10.3 Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' NonQualified Stock Option Plan
                         (4)

          10.4 Agreement dated as of April 1, 1992 between the Company and Pickwick Plaza Associates (5)

          21.1           Subsidiaries of the Registrant (7)

          23.1           Consent of Independent Accountants (7)

          27.1           Financial Data Schedule (7)
================================================================================

                 (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994

                 (2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991

                 (3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders

                 (4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106

                 (5) Incorporated by reference to Greenwich's Registration Statement on Form S-8, Reg. No. 33-38283

                 (6) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995

                 (7)     Filed herewith

(b) REPORTS ON FORM 8K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 1996 and through March 24, 1997:

          Date of Report                Item Reported
          --------------                -------------
          October 15, 1996                   5,7

          January 13, 1997                   5,7

          January 23, 1997                   5,7

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  Boston Life Sciences, Inc.
                                                  (Registrant)


March 31, 1997                                        By:/s/Joseph P. Hernon
                                                         -----------------------
                                                         Joseph P. Hernon
                                                         Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                    Title                              Date
          ---------                                    -----                              ----
      /s/David S. Hillson                      Chairman, President &                 March 31, 1997
-------------------------------------
         David S. Hillson                      Chief Executive Officer
                                               (Principal Executive Officer)

      /s/Marc E. Lanser, M.D.                  Executive Vice President &            March 31, 1997
-------------------------------------
         Marc E. Lanser, M.D.                  Chief Scientific Officer

      /s/Joseph P. Hernon                      Chief Financial Officer               March 31, 1997
-------------------------------------
        Joseph P. Hernon                       (Principal Financial and
                                               Accounting Officer)

      /s/Colin B. Bier, M.D.                   Director                              March 31, 1997
-------------------------------------
         Colin B. Bier, M.D.

      /s/Edson D. de Castro                    Director                              March 31, 1997
-------------------------------------
         Edson D. de Castro

      /s/Steve H. Kanzer, Esq.                 Director                              March 31, 1997
-------------------------------------
         Steve H. Kanzer, Esq.

      /s/Ira W. Lieberman, Ph.D.               Director                              March 31, 1997
-------------------------------------
         Ira W. Lieberman, Ph.D.

      /s/E. Christopher Palmer                 Director                              March 31, 1997
-------------------------------------
         E. Christopher Palmer

                                 Exhibit Index

Exhibit #               Description and Method of Filing                             Page Number
---------               --------------------------------                             -----------
2.1            Amended and Restated Agreement of Merger, dated as of December
               29, 1994, by and between the Company and Greenwich
               Pharmaceuticals Incorporated (1)

2.2 Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (4)

3.1            Amended and Restated Certificate of Incorporation dated
               March 29, 1996 (6)

3.2            Amended and Restated ByLaws, effective as of June 26, 1995 (6)

4.1            Rights Agreement between the Company and Chemical Trust Group
               (formerly Manufacturers Hanover Trust Company) as Rights Agent dated September 26, 1991 (2)

10.1 Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)

10.2           Boston Life Sciences, Inc. Amended and Restated Omnibus Stock
               Option Plan (4)

10.3           Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee
               Directors' NonQualified Stock Option Plan (4)

10.4 Agreement dated as of April 1, 1992 between the Company and Pickwick Plaza Associates (5)

21.1           Subsidiaries of the Registrant (7)

23.1           Consent of Independent Accountants (7)

27.1           Financial Data Schedule (7)

================================================================================


          (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994

          (2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991

          (3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders

          (4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106

          (5) Incorporated by reference to Greenwich's Registration Statement on Form S-8, Reg. No. 33-38283

          (6) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995

          (7)  Filed herewith