Form 10-Q
period 1997-03-31
BOSTON LIFE SCIENCES INC /DE
filed 1997-05-15
CIK 94784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


         For the quarterly period ended          March 31, 1997
                                         ----------------------------

                                       or

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------   -------------------

Commission File Number            0-6533
                      ----------------------------------------------------------

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

                                 (X)  Yes  ( )  No

As of May 12, 1997 there were 124,645,990 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.


INDEX TO FORM 10-Q

                                                                        Page(s)
                                                                        -------
Part I - Financial Information:

         Item 1 - Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets as of                      1
         March 31, 1997 and December 31, 1996

         Condensed Consolidated Statements of Income                      2
         for the three months ended March 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows                  3
         for the three months ended March 31, 1997 and 1996

         Notes to Condensed Consolidated Financial Statements            4-5

    Item 2 - Management's Discussion and Analysis of                     6-8
             Financial Condition and Results of Operations


Part II - Other Information
     Item 1 - Legal Proceedings                                            9

     Item 2 - Changes in Securities                                        9

     Item 3 - Defaults Upon Senior Securities                              9

     Item 4 - Submission of Matters to a Vote of                           9
                 Security Holders

     Item 5 - Other Information                                            9

     Item 6 - Exhibits and Reports on Form 8-K                             9

Signature (s)                                                             10

Part I -- Financial Information
Item 1 -- Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheet
                           --------------------------
                                   (Unaudited)


                                                                                       March 31, 1997            December 31, 1996
                                                                                      ----------------          -------------------
Assets
Current Assets:
     Cash and cash equivalents                                                           $ 6,643,311                  $ 8,580,206
     Short-term investments                                                               13,603,700                   12,995,022
     Prepaid sponsored research & development expenses                                        40,000                      431,000
     Other current assets                                                                    129,196                      430,231
                                                                                         ------------                 ------------
          Total current assets                                                            20,416,207                   22,436,459

Fixed assets, net                                                                             95,743                      100,997
Technology acquired                                                                        3,500,000                    3,500,000
Other assets                                                                                 115,674                      115,674
                                                                                         ------------                 ------------
          Total assets                                                                  $ 24,127,624                 $ 26,153,130
                                                                                         ============                 ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                 1,638,476                    1,907,912
     Deferred revenue                                                                         33,060                       83,060
     Notes payable                                                                            24,266                       61,752
                                                                                         ------------                 ------------
          Total current liabilities                                                        1,695,802                    2,052,724
                                                                                         ------------                 ------------

Stockholders' equity:
     Series A Convertible Preferred stock, $.01 par value                                        611                        1,336
          1,000,000 shares authorized
          61,123 shares outstanding on March 31, 1997 and
          133,610 shares outstanding on December 31, 1996
     Common stock, $0.01 par value;                                                        1,239,324                    1,110,485
          175,000,000 shares authorized
          123,932,386 shares outstanding on March 31, 1997 and
          111,048,538 shares outstanding on December 31, 1996
     Additional paid-in-capital                                                           48,467,777                   48,521,331
     Unrealized losses on investments                                                       (150,256)                           0
     Deferred compensation                                                                  (168,290)                    (240,290)
     Deficit accumulated during development stage                                        (26,957,344)                 (25,292,456)
                                                                                         ------------                 ------------
          Total stockholders' equity                                                      22,431,822                   24,100,406
                                                                                         ------------                 ------------
          Total liabilities and stockholders' equity                                    $ 24,127,624                 $ 26,153,130
                                                                                         ============                 ============

                See Notes to Consolidated Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations
                      ------------------------------------
                                   (Unaudited)

                                                                                                  From inception
                                                              Three Months Ended               (October 16, 1992)
                                                                  March 31,                       to March 31,
                                                    ---------------------------------------
                                                          1997                 1996                   1997
                                                    ------------------  -------------------    --------------------
Revenues                                                     $ 50,000             $ 49,727            $    666,940

Operating Expenses

  Research and development expenses                           973,992              315,373               7,996,872

  Licensing fees                                                    0               10,000                 633,683

  THERAFECTIN(R) related expenses                             551,045              367,262               2,097,836

  General and administrative expenses                         517,000              775,421               6,566,570

  Purchased research and development in-process                     0                    0              10,421,544
                                                          ------------         ------------           -------------

     Loss from operations                                  (1,992,037)          (1,418,329)            (27,049,565)

  Net interest income (expense)                               327,149             (127,267)                 92,221
                                                          ------------         ------------           -------------

     Net loss                                             $(1,664,888)         $(1,545,596)           $(26,957,344)
                                                          ============         ============           =============


     Net loss per common share                                $ (0.01)             $ (0.02)
                                                          ============         ============


     Weighted average shares outstanding                  116,212,247           85,077,251
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

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Cash Flows
                     ------------------------------------
                                  (Unaudited)



                                                                                                            Period from
                                                                       Three Months Ended March 31,       inception (October
                                                                     ---------------------------------    16, 1992) through
                                                                             1997              1996        March 31, 1997
                                                                     ---------------   ---------------    -----------------
Cash flows from operating activities:
  Net loss                                                              $(1,664,888)      $(1,545,596)       $ (26,957,344)
  Adjustments to reconcile net loss to net cash
  used for operating activities:
     Purchased research and development in-process                                0                 0           10,421,544
     Compensation charge related to options and warrants granted             72,000            79,590              668,396
     Amortization and depreciation                                           20,000           244,593            1,295,637
     Loss on disposal of fixed assets                                             0                 0               15,589
     Changes in operating assets and liabilities:
      Prepaid sponsored research & development expenses                     391,000            81,201              (40,000)
      Other current assets                                                  301,035            99,589              366,332
      Accounts payable and accrued expenses                                (269,436)          174,338              690,811
      Deferred revenue                                                      (50,000)          150,273               33,060
                                                                        ------------     ------------         ------------
      Net cash used for operating activities                             (1,200,289)         (716,012)         (13,505,975)
                                                                        ------------     ------------         ------------

Cash flows from investing activities:
  Net cash provided by acquisition of Greenwich Pharmaceuticals                   0                 0            1,758,037
  Increase in fixed assets                                                  (14,746)           (2,444)            (197,437)
  Proceeds from sale of fixed assets                                              0                 0                9,800
  Increase in other assets                                                        0                 0             (115,674)
  Short term investments:
      Purchases                                                          (3,626,417)                0          (26,199,478)
      Sales and maturities                                                2,867,483           248,320           12,445,522
                                                                        ------------     ------------         ------------
       Net cash provided by (used in) investing activities                 (773,680)          245,876          (12,299,230)
                                                                        ------------     ------------         ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                     74,560           328,985           13,000,703
  Proceeds from issuance of convertible preferred stock                           0        23,991,000           20,872,170
  Proceeds from issuance of notes payable                                         0                 0            2,585,000
  Proceeds from issuance of convertible debt                                      0                 0            1,000,000
  Principal payments of notes payable                                       (37,486)       (1,424,506)          (2,772,201)
  Payment of note issuance costs                                                  0                 0             (399,702)
  Payment of stock issuance and merger transaction costs                          0        (3,163,409)          (1,837,454)
                                                                        ------------     ------------         ------------
       Net cash provided by financing activities                             37,074        19,732,070           32,448,516
                                                                        ------------     ------------         ------------
Net increase (decrease) in cash and cash equivalents                     (1,936,895)       19,261,934            6,643,311
Cash and cash equivalents at beginning of period                          8,580,206         2,125,838                    0
                                                                        ------------     ------------         ------------
Cash and cash equivalents at end of period                              $ 6,643,311      $ 21,387,772          $ 6,643,311
                                                                        ============     ============         ============




                See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (March 31, 1997)



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

      The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1996, appearing in the Company's Annual Report on Form 10-K for such year.


2.    Net Loss Per Share

      Net loss per share has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.


3.    Supplemental disclosure of non-cash investing and financing activities:

      During the three months ended March 31, 1997, the Company issued 12,712,560 shares of common stock resulting from the conversion of 72,487 shares of preferred stock.

      During the three months ended March 31, 1996, $1 million of convertible subordinated debentures were converted into 1,566,047 shares of common stock. Also, $98,685 was ascribed to stock options issued to a consultant as partial compensation for services. In addition, the Company issued 29,262 shares of common stock upon the exercise of a certain warrant which was net of 5,305 shares with a market value of $7,293 surrendered to satisfy the exercise price of such warrant.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (March 31, 1997)



4.    Investments

      At March 31, 1996, the cost basis of short-term investments exceeded their fair value by approximately $150,000. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized loss excluded from the statement of operations and reported as a separate component of stockholders' equity.


5.    New Accounting Standard

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". The standard will be effective for the Company's fiscal year ending December 31, 1997. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

Item 2.           Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                (March 31, 1997)


         This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the FDA regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the documents referred to under such caption.

Results of Operations

  Overview

         The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At March 31, 1997, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


Three Months Ended March 31, 1997 and 1996

         The Company's net loss was $1,664,888 during the three months ended March 31, 1997 as compared with $1,545,596 during the three months ended March 31, 1996. Net loss per common share equaled $.01 per share for the 1997 period as compared to $.02 per share for the 1996 period. The higher net loss in the 1997 period was primarily due to increased research and development expenses, and higher costs associated with the Phase III clinical trial for THERAFECTIN(R). These increased expenses were partially offset by lower general and administrative expenses, and the recognition of net interest income in the 1997 period as compared to net interest expense in the 1996 period.

         Revenue was $50,000 during the three months ended March 31, 1997 as compared with $49,727 during the comparable 1996 period. Revenue for both periods was attributable to a research and development agreement entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995.

         Research and development expenses were $973,992 during the three months ended March 31, 1997 as compared with $315,373 during the three months ended March 31, 1996. The increase was primarily attributable to an expansion in the number of technologies under development as well as an increased level of expenditures for technologies which were under development during both periods. During the 1997 period, the Company incurred expenses totaling $359,000 for two technologies which had not yet been licensed to the Company during the comparable 1996 period. In addition, the Company increased the funding for one of its programs from approximately $90,000 during the 1996 period to approximately $320,000 during the 1997 period. Finally, the Company increased the number of personnel supporting its research and development activities from two to four. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $5 million to $6 million during 1997.

         Licensing fees were zero during the three months ended March 31, 1997 as compared with $10,000 during the three months ended March 31, 1996. The Company did not execute any new licensing agreements during the 1997 period or incur any obligations under its existing licensing agreements. The Company entered into one new licensing agreement during the 1996 period. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

         THERAFECTIN(R) related expenses were $551,045 during the three months ended March 31, 1997 as compared with $367,262 during the three months ended March 31, 1996. This increase was primarily due to the higher number of patients enrolled in the Phase III clinical trial for Therafectin(R) during the 1997 period as compared to the 1996 period. Enrollment in the trial, which began in March 1996, was completed in March 1997. Before any commercially viable product from Therafectin(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $1 million to $1.5 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company.

         General and administrative expenses were $517,000 during the three months ended March 31, 1997 as compared with $775,421 during the comparable 1996 period. This decrease was primarily due to (i) the incurrence, during the 1996 period, of contractual obligations totaling $175,000 associated with the employment contract between the Company and its Chief Executive Officer and (ii) lower professional services costs.

         Net interest income was $327,149 during the three months ended March 31, 1997 as compared with net interest expense of $127,267 during the three months ended March 31, 1996. The net interest income recognized during the 1997 period primarily related to higher cash balances associated with the Company raising net proceeds of approximately $25.7 million from two private placements completed in 1996. The net interest expense incurred during the 1996 period related to (i) the issuance of $2.175 million of notes payable during the first quarter of 1995, (ii) the issuance of $1.0 million of convertible subordinated debentures during the fourth quarter of 1995, and (iii) the amortization of the debt issuance costs associated with both financings. The debentures were converted into common stock in February 1996 and the Company paid the remaining principal on its notes payable at the beginning of the second quarter of 1996.


     Liquidity and Capital Resources
         Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of units consisting of
(i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 5 million shares of common stock (See Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996). In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

         At March 31, 1997, the Company had available cash, cash equivalents and short term investments of approximately $20.2 million and working capital of approximately $18.7 million. The Company believes that the level of financial resources available at March 31, 1997 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

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

              None.

ITEM 5:       OTHER INFORMATION.
              -----------------

              None.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K.
              --------------------------------

              (a)   Exhibits.

              None.

              (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1997 and through May 14, 1997.

                           Date of Report                       Item Reported
                           --------------                       -------------

              1            Form 8-K filed January 13, 1997          5, 7

              2            Form 8-K filed January 23, 1997          5, 7

                                  SIGNATURE(S)
                                  ------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Boston Life Sciences, Inc.
                                         --------------------------
                                              (Registrant)


DATE:    May 14, 1997                    /s/ S. David Hillson
                                         ---------------------------
                                         S. David Hillson
                                         President and Chief Executive Officer

                                          /s/ Joseph Hernon
                                          --------------------------
                                         Joseph Hernon
                                         Chief Financial Officer