Form 10-Q
period 1997-06-30
BOSTON LIFE SCIENCES INC /DE
filed 1997-08-14
CIK 94784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended            June 30, 1997
                                    -----------------------------------

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


                                (617) 425-0200
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 (X) Yes ( ) No

As of August 8, 1997 there were 12,574,444 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                                         Page(s)
                                                                         -------
Part I - Financial Information:

      Item 1 - Financial Statements (unaudited)

            Condensed Consolidated Balance Sheets as of                      1
            June 30, 1997 and December 31, 1996

            Condensed Consolidated Statements of Income                      2
            for the three and six months ended June 30, 1997 and 1996, and for the period from inception (October 16, 1992) to
            June 30, 1997

            Condensed Consolidated Statements of Cash Flows                  3
            for the six months ended June 30, 1997 and 1996,
            and for the period from inception (October 16, 1992) to
            June 30, 1997

            Notes to Condensed Consolidated Financial Statements          4 - 5

      Item 2 - Management's Discussion and Analysis of                    6 - 9
                    Financial Condition and Results of Operations


Part II - Other Information

      Item 1 - Legal Proceedings                                             10

      Item 2 - Changes in Securities                                         10

      Item 3 - Defaults Upon Senior Securities                               10

      Item 4 - Submission of Matters to a Vote of                            10
                    Security Holders

      Item 5 - Other Information                                             11

      Item 6 - Exhibits and Reports on Form 8-K                              11

Signature (s)                                                                12

Part I -- Financial Information
Item 1 -- Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheet
                          --------------------------
                                  (Unaudited)

                                                                  June 30, 1997     December 31, 1996
                                                                  -------------     -----------------
Assets
Current Assets:
    Cash and cash equivalents                                     $  4,730,185         $  8,580,206
    Short-term investments                                          13,442,893           12,995,022
    Prepaid sponsored research & development expenses                   40,000              431,000
    Other current assets                                                99,644              430,231
                                                                  ------------      ---------------
        Total current assets                                        18,312,722           22,436,459

Fixed assets, net                                                       84,373              100,997
Technology acquired                                                  3,500,000            3,500,000
Other assets                                                           115,674              115,674
                                                                  ------------      ---------------
        Total assets                                              $ 22,012,769         $ 26,153,130
                                                                  ============      ===============



Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                            1,440,846            1,907,912
    Deferred revenue                                                         0               83,060
    Notes payable                                                        4,466               61,752
                                                                  ------------      ---------------
        Total current liabilities                                    1,445,312            2,052,724
                                                                  ------------      ---------------


Stockholders' equity:
    Series A Convertible Preferred stock, $.01 par value                   541                1,336
        1,000,000 shares authorized
        54,123 shares outstanding on June 30, 1997 and
        133,610 shares outstanding on December 31, 1996
    Common stock, $0.01 par value;                                     125,172              111,049
        25,000,000 shares authorized
        12,517,237 shares outstanding on June 30, 1997 and
        11,104,854 shares outstanding on December 31, 1996
    Additional paid-in-capital                                      49,676,419           49,520,767
    Unrealized losses on investments                                   (33,905)                   0
    Deferred compensation                                              (95,290)            (240,290)
    Deficit accumulated during development stage                   (29,105,480)         (25,292,456)
                                                                  ------------      ---------------
        Total stockholders' equity                                  20,567,457           24,100,406
                                                                  ------------      ---------------
        Total liabilities and stockholders' equity                $ 22,012,769         $ 26,153,130
                                                                  ============      ===============

                See Notes to Consolidated Financial Statements

                          Boston Life Sciences, Inc.

                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                     ------------------------------------
                                  (Unaudited)



                                                            Three Months Ended              Six Months Ended         From inception
                                                                  June 30,                      June 30,           (October 16, 1992
                                                      ----------------------------    ----------------------------     to June 30,
                                                           1997           1996            1997            1996            1997
                                                      ------------    ------------    ------------    ------------    ------------
  Revenues                                               $ 33,060        $ 49,727        $ 83,060        $ 99,454      $  700,000


  Operating Expenses

     Research and development expenses                  1,355,762         528,913       2,329,754         844,286       9,352,634

     Licensing fees                                             0          50,000               0          60,000         633,683

     THERAFECTIN(R)related expenses                       629,087         180,117       1,180,132         547,379       2,726,923

     General and administrative expenses                  479,580         630,899         996,580       1,406,320       7,046,150

     Purchased research and development in-process              0               0               0               0      10,421,544
                                                     ------------    ------------    ------------    ------------    ------------

        Loss from operations                           (2,431,369)     (1,340,202)     (4,423,406)     (2,758,531)    (29,480,934)

     Net interest income                                  283,233         236,466         610,382         109,198         375,454
                                                     ------------    ------------    ------------    ------------    ------------

        Net loss                                     $ (2,148,136)   $ (1,103,736)   $ (3,813,024)   $ (2,649,333)   $(29,105,480)
                                                     ============    ============    ============    ============    ============

        Net loss per common share                    $      (0.17)   $      (0.12)   $      (0.32)   $      (0.30)
                                                     ============    ============    ============    ============

        Weighted average shares outstanding            12,454,621       9,099,694      12,037,923       8,803,709
                                                     ============    ============    ============    ============

                See notes to consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)
                     Consolidated Statement of Cash Flows
                     ------------------------------------
                                  (Unaudited)

                                                                                                            Period from
                                                                       Six Months Ended June 30           inception (October
                                                                  -----------------------------------     16, 1992) through
                                                                       1997                1996             June 30, 1997
                                                                  ----------------   ----------------    ---------------------
Cash flows from operating activities:
   Net loss                                                         $ (3,813,024)      $ (2,649,333)       $(29,105,480)
   Adjustments to reconcile net loss to net cash
      used for operating activities:
      Purchased research and development in-process                            0                  0          10,421,544
      Compensation charge related to options and warrants granted        185,144            158,677             781,540
      Amortization and depreciation                                       40,000            249,368           1,315,637
      Loss on disposal of fixed assets                                         0                  0              15,589
      Changes in assets and liabilities:
        Prepaid sponsored research & development expenses                391,000           (125,375)            (40,000)
        Other current assets                                             330,587             75,628             395,884
        Accounts payable and accrued expenses                           (467,066)          (208,260)            493,181
        Deferred revenue                                                 (83,060)           100,547                   0
                                                                     -----------       ------------         -----------
        Net cash used for operating activities                        (3,416,419)        (2,398,748)        (15,722,105)
                                                                     -----------       ------------         -----------
Cash flows from investing activities:
   Net cash provided by acquisition of Greenwich Pharmaceuticals               0                  0           1,758,037
   Increase in fixed assets                                              (23,376)           (27,150)           (206,067)
   Proceeds from sale of fixed assets                                          0                  0               9,800
   Increase in other assets                                                    0                  0            (115,674)
   Short term investments:
        Purchases                                                     (5,983,119)                 0         (28,556,180)
        Sales and maturities                                           5,501,343            248,320          15,079,382
                                                                     -----------       ------------         -----------
        Net cash provided by (used in) investing activities             (505,152)           221,170         (12,030,702)
                                                                     -----------       ------------         -----------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                128,836          5,590,180          13,054,979
   Proceeds from issuance of convertible preferred stock                       0         23,991,000          20,872,170
   Proceeds from issuance of notes payable                                     0                  0           2,585,000
   Proceeds from issuance of convertible debt                                  0                  0           1,000,000
   Principal payments of notes payable                                   (57,286)        (1,574,832)         (2,792,001)
   Payment of note issuance costs                                              0                  0            (399,702)
   Payment of stock issuance and merger transaction costs                      0         (3,251,199)         (1,837,454)
                                                                     -----------       ------------         -----------
        Net cash provided by financing activities                         71,550         24,755,149          32,482,992
                                                                     -----------       ------------         -----------
Net increase (decrease) in cash and cash equivalents                  (3,850,021)        22,577,571           4,730,185
Cash and cash equivalents at beginning of period                       8,580,206          2,125,838                   0
                                                                     -----------       ------------         -----------
Cash and cash equivalents at end of period                           $ 4,730,185       $ 24,703,409         $ 4,730,185
                                                                     ===========       ============         ===========


                See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                 (June 30, 1997)



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


3.      Reverse Stock Split

        On June 6, 1997, the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. All share and per share amounts have been retroactively restated to reflect the terms of the split.


4.      New Accounting Standard

        In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". The standard will be effective for both interim and annual periods, beginning with the Company's fiscal year ending December 31, 1997. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                 (June 30, 1997)




5.      Investments

        At June 30, 1997, the cost basis of short-term investments exceeded their fair value by approximately $34,000. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized loss excluded from the statement of operations and reported as a separate component of stockholders' equity.


6.      Supplemental disclosure of non-cash investing and financing activities:

        During the six months ended June 30, 1997, the Company issued 1,394,020 shares of common stock resulting from the conversion of 79,487 shares of preferred stock.

        During the six months ended June 30, 1996, $1 million of convertible subordinated debentures were converted into 156,605 shares of common stock.

Item 2.                 Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 (June 30, 1997)


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

Results of Operations

   Overview

      The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At June 30, 1997, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


   Three Months Ended June 30, 1997 and 1996

      The Company's net loss was $2,148,136 during the three months ended
June 30, 1997 as compared with $1,103,736 during the three months ended June 30, 1996. Net loss per common share equaled $.17 per share for the 1997 period as compared to $.12 per share for the 1996 period. The higher net loss in the 1997 period was primarily due to increased research and development expenses, and higher costs associated with the Phase III clinical trial for THERAFECTIN(R). These increased expenses were partially offset by lower general and administrative expenses.

      Revenue was $33,060 during the three months ended June 30, 1997 as compared with $49,727 during the comparable 1996 period. Revenue for both periods was attributable to a research and development agreement (the "Agreement") entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995. The Agreement expired in June 1997. The parties are presently discussing an extension of the Agreement, the terms and conditions of which are under negotiation.

      Research and development expenses were $1,355,762 during the three months ended June 30, 1997 as compared with $528,913 during the three months ended June 30, 1996. The increase was primarily attributable to an expansion in the number of technologies under development as well as an increased level of expenditures for technologies which were under development during both periods. During the 1997 period, the Company incurred expenses totaling $276,000 for a technology which had not yet been licensed to the Company during the comparable 1996 period. In addition, the Company increased the funding for two of its programs from approximately $152,000 during the 1996 period to approximately $573,000 during the 1997 period. Finally, the Company increased the number of personnel supporting its research and development activities from two to four. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $5 million and $6 million during 1997.

            Licensing fees were zero during the three months ended June 30, 1997 as compared with $50,000 during the three months ended June 30, 1996. The Company did not execute any new licensing agreements during the 1997 period or incur any obligations under its existing licensing agreements. The Company entered into two new licensing agreements during the 1996 period. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

            THERAFECTIN(R) related expenses were $629,087 during the three months ended June 30, 1997 as compared with $180,117 during the three months ended June 30, 1996. This increase was primarily due to the higher number of patients enrolled in the Phase III clinical trial for THERAFECTIN(R) during the 1997 period as compared to the 1996 period. Enrollment in the trial, which began in March 1996, was completed in March 1997 and the trial is expected to be completed in August 1997 with results available at the end of September 1997. Before any commercially viable product from THERAFECTIN(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $500,000 to $1.0 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the current Phase III trial for THERAFECTIN(R) provides unsatisfactory or disappointing results, the Company may be required to write off all or some portion of the $3.5 million asset value represented by the THERAFECTIN(R) technology acquired in the Merger with Greenwich Pharmaceuticals, Inc. as reflected on the Company's balance sheet.

     General and administrative expenses were $479,580 during the three months ended June 30, 1997 as compared with $630,899 during the comparable 1996 period. This decrease was primarily due to lower professional services costs.

            Net interest income was $283,233 during the three months ended June 30, 1997 as compared with net interest income of $236,466 during the three months ended June 30, 1996. The higher net interest income recognized during the 1997 period primarily related to a decrease in interest expense which totaled approximately $1,000 during the 1997 period as compared to approximately $41,000 during the 1996 period. The higher net interest expense incurred during the 1996 period related to the issuance of $2.175 million of notes payable during the first quarter of 1995 and the amortization of the debt issuance costs thereon. The Company paid the remaining principal on the notes payable at the beginning of the second quarter of 1996.


   Six Months Ended June 30, 1997 and 1996
            The Company's net loss was $3,813,024 during the six months ended June 30, 1997 as compared with $2,649,333 during the six months ended June 30, 1996. Net loss per common share equaled $.32 per share for the 1997 period as compared to $.30 per share for the 1996 period. The higher net loss in the 1997 period was primarily due to increased research and development expenses, and higher costs associated with the Phase III clinical trial for THERAFECTIN(R). These increased expenses were partially offset by lower general and administrative expenses, and a greater amount of net interest income in the 1997 period as compared to the 1996 period.

            Revenue was $83,060 during the six months ended June 30, 1997 as compared with $99,454 during the comparable 1996 period. Revenue for both periods was attributable to the Agreement entered into with Zeneca in 1995. The Agreement expired in June 1997. The parties are presently discussing an extension of the Agreement, the terms and conditions of which are under negotiation.

            Research and development expenses were $2,329,754 during the six months ended June 30, 1997 as compared with $844,286 during the six months ended June 30, 1996. The increase was primarily attributable to an expansion in the number of technologies under development as well as an increased level of expenditures for technologies which were under development during both periods. During the 1997 period, the Company incurred expenses totaling approximately $485,000 for a technology which had not yet been licensed to the Company during the comparable 1996 period. In addition, the Company increased the funding for two of its programs from approximately $247,000 during the 1996 period to approximately $1,042,000 during the 1997 period. Finally, the Company increased the number of personnel supporting its research and development activities from two to four. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $5 million and $6 million during 1997.

            Licensing fees were zero during the six months ended June 30, 1997 as compared with $60,000 during the six months ended June 30, 1996. The Company did not execute any new licensing agreements during the 1997 period or incur any obligations under its existing licensing agreements. The Company entered into two new licensing agreements during the 1996 period and made a contractual payment under an existing licensing agreement. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

            THERAFECTIN(R) related expenses were $1,180,132 during the six months ended June 30, 1997 as compared with $547,379 during the six months ended June 30, 1996. This increase was primarily due to the higher number of patients enrolled in the Phase III clinical trial for THERAFECTIN(R) during the 1997 period as compared to the 1996 period. Enrollment in the trial, which began in March 1996, was completed in March 1997 and the trial is expected to be completed in August 1997 with results available at the end of September 1997. Before any commercially viable product from THERAFECTIN(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $500,000 to $1.0 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the current Phase III trial for THERAFECTIN(R) provides unsatisfactory or disappointing results, the Company may be required to write off all or some portion of the $3.5 million asset value represented by the THERAFECTIN(R) technology acquired in the Merger with Greenwich Pharmaceuticals, Inc. as reflected on the Company's balance sheet.

            General and administrative expenses were $996,580 during the six months ended June 30, 1997 as compared with $1,406,320 during the comparable 1996 period. This decrease was primarily due to (i) the incurrence, during the 1996 period, of contractual obligations totaling $175,000 associated with the employment contract between the Company and its Chief Executive Officer and (ii) lower professional services costs.

            Net interest income was $610,382 during the six months ended June 30, 1997 as compared with net interest income of $109,198 during the six months ended June 30, 1996. Interest income totaled approximately $612,000 during the 1997 period as compared to approximately $436,000 during the comparable 1996 period. Interest expense totaled approximately $3,000 during the 1997 period as compared to approximately $327,000 in the comparable 1996 period. The higher amount of interest income recognized during the 1997 period primarily related to higher average cash balances associated with the Company raising net proceeds of approximately $25.7 million from two private placements completed in the first half of 1996. The interest expense incurred during the 1996 period related to
(i) the issuance of $2.175 million of notes payable during the first quarter of 1995, (ii) the issuance of $1.0 million of convertible subordinated debentures during the fourth quarter of 1995, and (iii) the amortization of the debt issuance costs associated with both financings. The debentures were converted into common stock in February 1996 and the Company paid the remaining principal on the notes payable at the beginning of the second quarter of 1996.

      Liquidity and Capital Resources
            Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of units consisting of
(i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 500,000 shares of common stock (See Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996). In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

            At June 30, 1997, the Company had available cash, cash equivalents and short term investments of approximately $18.2 million and working capital of approximately $16.9 million. The Company believes that the level of financial resources available at June 30, 1997 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION



ITEM 1:           LEGAL PROCEEDINGS.

                  None.

ITEM 2:           CHANGES IN SECURITIES.

                  On June 6, 1997, the Company's stockholders approved a one-for-ten reverse common stock split, which became effective on June 9, 1997.

ITEM 3:           DEFAULTS UPON SENIOR SECURITIES.

                  None.

ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  The annual meeting of stockholders was held on June 6, 1997. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorom. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and witheld or negative ("withheld") votes set forth below each matter.

                         1. Proposal to elect directors each to serve until the
date of the 1997 annual meeting of stockholders and until their successors are elected and qualified:

                                              For                     Withheld

                Colin B. Bier, Ph.D.       87,265,084                  627,399
                 Edson D. de Castro        87,058,980                  833,503
               S. David Hillson, Esq.      87,196,055                  696,427
             Steve H. Kanzer, CPA, Esq.    86,048,838                1,843,645
                Marc E. Lanser, M.D.       87,258,227                  634,256
              Ira W. Lieberman, Ph.D.      87,262,284                  630,199
               E. Christopher Palmer       87,256,829                  635,654

                         2. Proposal to amend the Company's Certificate of
Incorporation to effectuate a one-for-ten reverse common stock split:

                            For                                 Withheld

                        84,712,362                              3,180,120

ITEM 5:  OTHER INFORMATION.

         (a)      Exhibits.

                  None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

         3.1 Certificate of Amendment of Certificate of Incorporation of Boston Life Sciences, Inc., as amended.


         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1997 and through August 12, 1997.

                 Date of Report                                Item Reported

         1       Form 8-K filed June 5, 1997                       5, 7

         2       Form 8-K filed June 9, 1997                       5, 7

         3       Form 8-K filed June 13, 1997                       5,7

         4       Form 8-K filed July 7, 1997                        5,7

         5       Form 8-K filed July 16, 1997                       5,7

                                    SIGNATURE


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            BOSTON LIFE SCIENCES, INC.
                                                  (Registrant)


DATE:         August 12, 1997               /s/ S. David Hillson
                                            --------------------
                                            S. David Hillson
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)

                                             /s/ Joseph Hernon
                                            Joseph Hernon
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                             Officer)