Form 10-K/A
period 1996-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1997-11-19
CIK 94784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________________ TO ____________________

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

  As of March 24, 1997, there were 123,833,944 shares of the Registrant's Common Stock issued and outstanding and Warrants to purchase 5,716,502 shares of Common Stock issued and outstanding.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

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


 4. C-MAF

  In June 1996, the Company acquired the rights to a recently-discovered transcription factor called C-MAF which has been shown, in preclinical in vitro tests, to regulate the switching of T helper 1 (Th1) cells into T helper 2 (Th2) cells. The Company believes that the ability to switch Th1 cells into Th2 cells (and vice versa) may be significant in the treatment of autoimmune diseases and allergies.

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

RESTATEMENT OF 1996 NET LOSS PER COMMON SHARE TO REFLECT RECENT SEC ANNOUNCEMENT REGARDING CERTAIN TREATMENT OF PREFERRED STOCK TRANSACTIONS.

  In a recent 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. In January and February 1996, the Company issued 239,910 shares of Series C Convertible Preferred Stock and warrants to purchase 599,775 shares of common stock at $6.708 per share resulting in net proceeds of approximately $20.6 million. The preferred stock was immediately convertible and the warrants were immediately exercisable. Based on the market price of the Company's common stock on the various dates of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 at such point in time. In addition, the warrants had a fair value of $5,998,107. The beneficial conversion feature and the value attributable to the warrants was not included in the calculation of net loss per common share in the Company's previously filed Form 10-K for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 net loss per common share information to reflect such announcement. The net effect of the restatement represents a non-cash charge in the determination of net loss available to common shareholders.

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

  Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

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

   NAME                   AGE                       POSITION
   ----                   ---                       --------
S. David Hillson, Esq...   56 Chairman of the Board of Directors, President
                               and Chief Executive Officer
Marc E. Lanser, M.D.....   48 Executive Vice President and Chief Scientific Officer
Steve H. Kanzer, Esq....   34 Secretary
Joseph Hernon, CPA......   37 Chief Financial Officer

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

  STEVE H. KANZER, CPA, ESQ. Mr. Kanzer has been Secretary and a member of the Board since June 1995. Prior to the Merger, Mr. Kanzer held the same position with Old BLSI from October 1992. Mr. Kanzer is a Senior Managing Director-- Head of Venture Capital of Paramount Capital Investments, LLC, a firm specializing in organizing and providing capital for biotechnology acquisitions and startups, and Senior Managing Director of Paramount Capital, Inc., a New York-based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc. and Endorex Corporation, both publicly traded biopharmaceutical companies, and Chairman of Discovery Laboratories, Inc., a privately held biopharmaceutical company. From October 1991 until January 1995, Mr. Kanzer was the General Counsel of The Castle Group Ltd., a privately held biotechnology venture capital firm. Prior to joining Paramount Capital Investments, LLC and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.

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

                                                               HIGH      LOW
                                                               ----      ---
      1995
        First Quarter......................................... $  11/32    1/8
        Second Quarter........................................  1 9/32     1/4
        Third Quarter.........................................  1 1/8       9/16
        Fourth Quarter........................................   1          11/32
      1996
        First Quarter.........................................  $2       $  5/8
        Second Quarter........................................  1 51/64     7/8
        Third Quarter.........................................  1 1/4       11/16
        Fourth Quarter........................................    15/16     17/32

  On March 24, 1997, the closing sales price for the Common Stock was $ 21/32 per share. The number of stockholders of record of Common Stock on March 24, 1997 was approximately 7,046. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

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

                                                              YEAR ENDED
                                                      --------------------------
                                PERIOD FROM INCEPTION
                                 (OCTOBER 16, 1992)
                                       THROUGH        DECEMBER 31,  DECEMBER 31,
                                  DECEMBER 31, 1992       1993          1994
                                --------------------- ------------  ------------
Statement of Operations Data
  Revenues.....................      $         0      $         0   $         0
  Operating expenses...........          294,805        2,260,874     2,609,068
  Net loss.....................         (295,388)      (2,254,898)   (2,596,872)
  Net loss per share...........            (0.02)     $     (0.08)  $     (0.07)
  Weighted average number of
   shares outstanding..........       15,200,442       28,939,403    39,339,212

                                         YEAR ENDED
                                  --------------------------
                                                                 PERIOD FROM
                                                                  INCEPTION
                                                              (OCTOBER 16, 1992)
                                                                   THROUGH
                                  DECEMBER 31,  DECEMBER 31,     DECEMBER 31,
                                      1995          1996             1996
                                  ------------  ------------  ------------------
Statement of Operations Data
  Revenues....................... $    416,940  $   200,000      $    616,940
  Operating expenses.............   13,462,322    7,047,399        25,674,468
  Net loss (*)...................  (14,149,151)  (5,996,147)      (25,292,456)
  Net loss per share (*)......... $      (0.22) $      (.06)
  Weighted average number of
   shares outstanding............   63,479,928   98,802,218

  *The net loss available to common shareholders for 1996, including preferred stock preferences of $34,387,953, totaled $40,384,100. Net loss per common share for 1996, including $0.35 attributable to preferred stock preferences, totaled $0.41 (see Note 9 to Financial Statements).

                                              DECEMBER 31,
                         ----------------------------------------------------------
                           1992       1993        1994         1995        1996
                         ---------  ---------  -----------  ----------  -----------
Balance Sheet Data
  Total assets.......... $ 314,136  $ 483,835  $   806,502  $6,585,101  $26,153,130
  Working capital.......  (262,725)  (145,178)  (1,518,571)   (297,303)  20,383,735
  Long-term debt........         0          0            0     658,735            0
  Stockholders' equity
   (deficit)............  (246,663)    42,374     (906,100)  1,185,802   24,100,406

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

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

Restatement of 1996 Net Loss per Common Share to Reflect Recent SEC Announcement Regarding Certain Treatment of Preferred Stock Transactions.

  In a recent 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. In January and February 1996, the Company issued 239,910 shares of Series A Convertible Preferred Stock and warrants to purchase 599,775 share of common stock at $6.708 per share resulting in net proceeds of approximately $20.6 million. The preferred stock was immediately convertible and the warrants were immediately exercisable. Based on the market price of the Company's common stock on the various dates of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 at such point in time. In addition, the warrants had a fair value of $5,998,107. The beneficial conversion feature and the value attributable to the warrants was not included in the calculation of net loss per common share in the Company's previously filed Form 10-K for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 net loss per common share information to reflect such announcement. The net effect of the restatement represents a non-cash charge in the determination of net loss available to common shareholders.

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

  The net loss available to common shareholders for the 1996 period, including preferred stock preferences of $34,387,953, totaled $40,384,100. Net loss per common share for the 1996 period, including $0.35 attributable to preferred stock preferences, totaled $0.41. In January and February 1996, the Company completed a private placement of Series A Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 and the warrants had a fair value of $5,998,107.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

  In our opinion, the accompanying consolidated financial statements listed in the index on page 44 present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. (a development stage enterprise) and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 and for the period from inception (October 16, 1992) through December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

  As discussed in Note 9 to the consolidated financial statements, the Company has restated its 1996 net loss per common share calculation to comply with a recently announced Securities and Exchange Commission Staff position on accounting for convertible securities having beneficial conversion features.

PRICE WATERHOUSE LLP

Boston, Massachusetts

February 18, 1997, except as to the last paragraph of Note 9, which is as of November 19, 1997

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,
                                                --------------------------
                                                    1996          1995
                                                ------------  ------------
                    ASSETS
Current assets:
  Cash and cash equivalents.................... $  8,580,206  $  2,125,838
  Short-term investments.......................   12,995,022       248,320
  Prepaid sponsored research and development
   expenses....................................      431,000       117,902
  Other current assets.........................      430,231       321,201
                                                ------------  ------------
    Total current assets.......................   22,436,459     2,813,261
Fixed assets, net..............................      100,997        52,046
Stock issuance costs and deferred financing
 fees..........................................          --        211,794
Acquired technology............................    3,500,000     3,500,000
Other assets...................................      115,674         8,000
                                                ------------  ------------
    Total assets............................... $ 26,153,130  $  6,585,101
                                                ============  ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of notes payable and long-
   term debt................................... $     61,752  $  1,516,333
  Accounts payable and accrued expenses........    1,907,912     1,511,171
  Deferred revenue.............................       83,060        83,060
                                                ------------  ------------
    Total current liabilities..................    2,052,724     3,110,564
                                                ------------  ------------
Long-term debt.................................          --        658,735
                                                ------------  ------------
Common stock subject to redemption.............          --      1,630,000
                                                ------------  ------------
Commitments and contingencies (Note 12)
Stockholders' equity:
  Series A Convertible Preferred stock, $.01
   par value, 264,000 shares authorized;
   133,610 shares outstanding at December 31,
   1996........................................        1,336           --
  Common stock, $.01 par value; 175,000,000
   shares authorized; 111,048,538 and
   83,327,474 shares issued and outstanding at
   December 31, 1996 and 1995, respectively....    1,110,485       833,275
Additional paid-in capital.....................   48,521,331    19,915,199
Deferred compensation..........................     (240,290)     (266,363)
Deficit accumulated during development stage...  (25,292,456)  (19,296,309)
                                                ------------  ------------
    Total stockholders' equity.................   24,100,406     1,185,802
                                                ============  ============
    Total liabilities and stockholders' equi-
     ty........................................ $ 26,153,130  $  6,585,101
                                                ============  ============

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                           FOR THE YEAR ENDED DECEMBER 31,
                         --------------------------------------
                                                                 FROM INCEPTION
                                                                  (OCTOBER 16,
                                                                    1992) TO
                                                                  DECEMBER 31,
                            1996          1995         1994           1996
                         -----------  ------------  -----------  --------------
Revenues................ $   200,000  $    416,940  $       --    $    616,940
                         -----------  ------------  -----------   ------------
Operating Expenses
  Research and develop-
   ment.................   2,408,734     1,446,298    1,711,759      7,022,880
  Licensing fees........     390,000        71,250          --         633,683
  Therafectin related...   1,546,791           --           --       1,546,791
  General and adminis-
   trative..............   2,701,874     1,523,230      897,309      6,049,570
  Purchased research and
   development
   in-process...........         --     10,421,544          --      10,421,544
                         -----------  ------------  -----------   ------------
                           7,047,399    13,462,322    2,609,068     25,674,468
                         -----------  ------------  -----------   ------------
    Loss from opera-
     tions..............  (6,847,399)  (13,045,382)  (2,609,068)   (25,057,528)
Interest expense........    (300,558)   (1,154,889)         --      (1,459,392)
Interest income.........   1,151,810        51,120       12,196      1,224,464
                         -----------  ------------  -----------   ------------
  Net loss.............. $(5,996,147) $(14,149,151) $(2,596,872)  $(25,292,456)
                         ===========  ============  ===========   ============
  Net loss per common
   share................ $     (0.06) $      (0.22) $     (0.07)
                         ===========  ============  ===========
  Weighted average
   shares outstanding...  98,802,218    63,479,928   39,339,212
                         ===========  ============  ===========
Calculation of net loss
  available to common
  shareholders (restated
  Note 9)...............
  Net loss.............. $(5,996,147) $(14,149,151) $(2,596,872)
  Preferred stock
   preferences (Note 9). (34,387,953)          --           --
                         -----------  ------------  -----------
  Net loss available to
   common shareholders.. $40,384,100) $(14,149,151) $(2,596,872)
                         ===========  ============  ===========

Calculation of net loss
  per common share
  (restated Note 9)
  Net loss.............. $     (0.06) $      (0.22) $     (0.07)
  Preferred stock
   preferences (Note 9).       (0.35)          --           --
                         -----------  ------------  -----------
  Net loss per common
   share................ $     (0.41) $      (0.22) $     (0.07)
                         ===========  ============  ===========
  Weighted average
   common shares
   outstanding..........  98,802,218    63,479,928   39,339,212
                         ===========  ============  ===========


                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 1992) TO DECEMBER 31, 1996

                                                                SERIES A
                                                             PREFERRED STOCK
                                                           --------------------
                                                           NUMBER OF
                                                            SHARES    PAR VALUE
                                                           ---------  ---------
Issuance of common stock to founders.....................
Net loss.................................................
Balance at December 31, 1992.............................
Issuance of option to purchase common stock to a
 licensor................................................
Issuance of common stock to a consultant.................
Issuance of common stock, net issuance costs of
 $500,988................................................
Net loss.................................................
Balance at December 31, 1993.............................
Issuance of common stock, net issuance costs of
 $406,916................................................
Issuance of common stock upon exercise of option.........
Net loss.................................................
Balance at December 31, 1994.............................
Issuance of common stock and warrants related to bridge
 financing...............................................
Issuance of common stock and warrants upon merger........
Issuance of common stock in exchange for minority
 interest in certain subsidiaries........................
Issuance of common stock upon exercise of options........
Issuance of common stock subject to redemption...........
Expiration of valuation periods for common stock subject
 to redemption...........................................
Issuance of convertible debt.............................
Deferred compensation related to stock options and
 warrants granted........................................
Compensation expense related to stock options and
 warrants................................................
Net loss.................................................
                                                           --------    -------
Balance at December 31, 1995.............................       --         --
Issuance of preferred stock, net issuance costs of
 $3,397,158..............................................   239,911      2,399
Conversion of preferred stock into common stock..........  (106,301)    (1,063)
Issuance of common stock, net issuance costs of $42,537..
Issuance of common stock upon conversion of convertible
 debentures..............................................
Issuance of common stock upon exercise of warrants and
 options.................................................
Expiration of valuation periods for common stock subject
 to redemption...........................................
Deferred compensation related to stock options granted...
Compensation expense related to stock options............
Net loss.................................................
                                                           --------    -------
Balance at December 31, 1996.............................   133,610    $ 1,336
                                                           ========    =======

                                                    DEFICIT
     COMMON STOCK                                 ACCUMULATED       TOTAL
----------------------- ADDITIONAL                 DURING THE   STOCKHOLDERS'
 NUMBER OF                PAID IN      DEFERRED   DEVELOPMENT      EQUITY
  SHARES     PAR VALUE    CAPITAL    COMPENSATION    STAGE        (DEFICIT)
-----------  ---------- -----------  ------------ ------------  -------------
 15,200,442  $  152,004 $  (103,279)              $        --   $     48,725
        --          --          --                    (295,388)     (295,388)
-----------  ---------- -----------               ------------  ------------
 15,200,442     152,004    (103,279)                  (295,388)     (246,663)
        --          --       62,433                        --         62,433
     39,132         391       7,109                        --          7,500
 15,457,129     154,572   2,319,430                        --      2,474,002
        --          --          --                  (2,254,898)   (2,254,898)
-----------  ---------- -----------               ------------  ------------
 30,696,703     306,967   2,285,693                 (2,550,286)       42,374
  9,873,548      98,735   1,549,349                        --      1,648,084
    953,779       9,538      (9,224)                       --            314
        --          --          --                  (2,596,872)   (2,596,872)
-----------  ---------- -----------               ------------  ------------
 41,524,030     415,240   3,825,818                 (5,147,158)     (906,100)
  1,983,661      19,837     779,556                                  799,393
 35,197,362     351,973  14,251,975                               14,603,948
  1,000,000      10,000     (10,000)                                     --
    375,668       3,757     181,570                                  185,327
  3,246,753      32,468     (32,468)                                     --
                            180,600                                  180,600
                            411,002                                  411,002
                            327,146   $(327,146)                         --
                                --       60,783                       60,783
                                --          --     (14,149,151)  (14,149,151)
-----------  ---------- -----------   ---------   ------------  ------------
 83,327,474     833,275  19,915,199    (266,363)   (19,296,309)    1,185,802
        --          --   20,591,443         --             --     20,593,842
 18,642,761     186,428    (185,365)                                     --
  5,472,741      54,727   4,952,236                                5,006,963
  1,566,047      15,660     561,929                                  577,589
  2,039,515      20,395     481,410                                  501,805
                          1,764,872                                1,764,872
                            439,607    (439,607)                         --
                                        465,680                      465,680
                                                    (5,996,147)   (5,996,147)
-----------  ---------- -----------   ---------   ------------  ------------
111,048,538  $1,110,485 $48,521,331   $(240,290)  $(25,292,456) $ 24,100,406
===========  ========== ===========   =========   ============  ============

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                             FOR THE YEAR ENDED DECEMBER 31,
                          ----------------------------------------
                                                                    FROM INCEPTION
                                                                     (OCTOBER 16,
                                                                       1992) TO
                                                                     DECEMBER 31,
                             1996          1995           1994           1996
                          -----------  -------------  ------------  --------------
Cash flows from
 operating activities:
 Net loss...............   (5,996,147) $ (14,149,151) $ (2,596,872) $ (25,292,456)
 Adjustments to
  reconcile net loss to
  net cash used for
  operating activities:
 Purchased research and
  development in-
  process...............          --      10,421,544           --      10,421,544
 Compensation charge
  related to options and
  warrants granted......      465,680         60,783           --         596,396
 Amortization and
  depreciation..........      297,839        962,252         9,557      1,275,637
 Loss on disposal of
  fixed assets..........          --          15,589           --          15,589
 Changes in assets and
  liabilities:
  (Increase) decrease in
   prepaid sponsored
   research and
   development
   expenses.............     (313,098)       (86,089)       23,579       (431,000)
  Decrease (increase) in
   other current
   assets...............     (109,030)       189,713        (4,312)        65,297
  (Decrease) increase in
   accounts payable and
   accrued expenses.....      396,741       (298,896)      554,092        960,247
  (Decrease) Increase in
   deferred revenue.....          --        (166,940)      250,000         83,060
                          -----------  -------------  ------------  -------------
 Net cash used for
  operating activities..   (5,258,015)    (3,051,195)   (1,763,956)   (12,305,686)
                          -----------  -------------  ------------  -------------
Cash flows from
 investing activities:
 Cash acquired through
  the merger with
  Greenwich
  Pharmaceuticals,
  Inc...................          --       1,758,037           --       1,758,037
 Purchase of fixed
  assets................     (107,384)       (27,115)       (3,247)      (182,691)
 Proceeds from sale of
  fixed assets..........          --           9,800           --           9,800
 Increase in other
  assets................     (107,674)           --            --        (115,674)
 Short term investments:
 Purchases..............  (22,324,741)      (248,320)          --     (22,573,061)
 Sales and maturities...    9,578,039            --            --       9,578,039
                          -----------  -------------  ------------  -------------
 Net cash provided by
  (used for) investing
  activities............  (12,961,760)     1,492,402        (3,247)   (11,525,550)
                          -----------  -------------  ------------  -------------
Cash flows from
 financing activities:
 Proceeds from issuance
  of common stock.......    5,686,177      2,190,927     2,055,314     12,926,143
 Proceeds from issuance
  of preferred stock....   20,872,170            --            --      20,872,170
 Proceeds from issuance
  of notes payable......          --       2,175,000           --       2,585,000
 Proceeds from issuance
  of convertible debt...          --       1,000,000           --       1,000,000
 Principal payments of
  notes payable.........   (1,628,062)      (696,653)          --      (2,734,715)
 Payment of note
  issuance costs........          --        (399,702)          --        (399,702)
 Payment of stock
  issuance and merger
  transaction costs.....     (256,142)      (731,773)     (371,096)    (1,837,454)
                          -----------  -------------  ------------  -------------
 Net cash provided by
  financing activities..   24,674,143      3,537,799     1,684,218     32,411,442
                          -----------  -------------  ------------  -------------
Net increase (decrease)
 in cash and cash
 equivalents............    6,454,368      1,979,006       (82,985)     8,580,206
Cash and cash
 equivalents, beginning
 of period..............    2,125,838        146,832       229,817            --
                          -----------  -------------  ------------  -------------
Cash and cash
 equivalents, end of
 period.................  $ 8,580,206  $   2,125,838  $    146,832  $   8,580,206
                          ===========  =============  ============  =============
Supplemental cash flow
 disclosures:
 Interest paid..........  $   198,739  $      66,815           --         268,916
Noncash transactions
 Described in
  footnotes.............      7, 8, 9       2, 7, 10

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

specified technology. Payments received are being recognized as revenue ratably over the term of the agreement which the Company believes corresponds with the manner in which the work is performed.

  In August 1995, the Company resolved the remaining issues associated with the deferral of $250,000 of revenue associated with a potential corporate partner and recognized such revenue in 1995.

 Fixed Assets

  Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred.

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

 Net Loss Per Share

  Net loss per share has been calculated by dividing net loss, after giving effect to the beneficial conversion feature and warrants issued in connection with convertible preferred stock (Note 9), by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

 Accounting for Stock-Based Compensation

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its Stock-Based Compensation plans and related equity issuances. Under these standards, no compensation expense is recognized for stock options issued to employees and directors ("qualified employees") provided the exercise price for one share of common stock equals the market price of the Company's common stock at the date of grant. Non-qualified options issued at less than the market price result in the recognition of compensation expense equal to the intrinsic value (difference between market price and exercise price). Options and warrants issued to non- employees are subject to a fair value based method of accounting under which compensation cost is measured at the grant date based on the value of the award. The value is determined using the Black-Scholes pricing model and the resulting expense is recognized over the service period which is usually the vesting period.

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

                                                YEAR ENDED DECEMBER
                                               31, 1994 (UNAUDITED)
                                      -----------------------------------------
                                        OLDBLSI      GREENWICH        TOTAL
                                      ------------  ------------  -------------
      Revenues....................... $        --   $    414,081  $     414,081
                                      ============  ============  =============
      Net loss....................... $ (2,596,872) $ (8,158,682) $ (10,755,554)
                                      ============  ============  =============
      Loss per share.................                             $       (0.14)
                                      ============  ============  =============
                                                YEAR ENDED DECEMBER
                                               31, 1995 (UNAUDITED)
                                      -----------------------------------------
                                        OLDBLSI      GREENWICH        TOTAL
                                      ------------  ------------  -------------
      Revenues....................... $    416,940  $        --   $     416,940
                                      ============  ============  =============
      Net loss....................... $ (3,727,607) $   (229,984) $ ( 3,957,591)
                                      ============  ============  =============
      Loss per share.................                             $       (0.05)
                                      ============  ============  =============

3. INVESTMENTS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                              1996       1995
                                                           ----------- --------
      U.S. Treasury obligations........................... $ 3,003,800 $248,320
      U.S. Agency obligations.............................   6,987,591      --
      Corporate debt obligations..........................   3,003,631      --
                                                           ----------- --------
                                                           $12,995,022 $248,320
                                                           =========== ========

  The contractual maturities of the Company's investments at December 31, 1996 is as follows: less than one year--$3,534,448; one to five years--$5,396,063; six to ten years--$4,064,511. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Realized gains, based on the specific identification method, totaled $28,223 in 1996 and are included in interest income in the statement of operations.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


4. FIXED ASSETS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                    ESTIMATED
                                                   USEFUL LIFE
                                                     (YEARS)     1996    1995
                                                   ----------- -------- -------
      Office furniture and equipment..............     3-5     $ 85,511 $27,513
      Leasehold improvements......................       3       42,924     --
      Computer equipment..........................     3-5       31,920  25,919
      Laboratory equipment........................     3-5       28,593  28,132
                                                               -------- -------
                                                                188,948  81,564
      Less Accumulated depreciation...............               87,951  29,518
                                                               -------- -------
                                                               $100,997 $52,046
                                                               ======== =======

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

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT DECEMBER
31:

                                                             1996       1995
                                                          ---------- ----------
Accrued professional fees................................ $  735,639 $  809,120
Accounts payable and other accrued expenses..............    388,740    333,925
Accrued Therafectin related expenses.....................    338,500        --
Accrued research and development expenses................    172,500    228,331
Accrued licensing fees...................................    165,000        --
Accrued payroll related..................................    107,533        --
Accrued interest.........................................        --     139,795
                                                          ---------- ----------
                                                          $1,907,912 $1,511,171
                                                          ========== ==========

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


7. NOTES PAYABLE AND DEBT CONSISTS OF THE FOLLOWING AT DECEMBER 31:

                                                              1996      1995
                                                             ------- ----------
12% senior bridge notes, due March 1996 unsecured,
 net of unamortized discount of $105,153.................... $  ---  $1,419,847
7% convertible debenture, due December 1997, unsecured,
 net of unamortized discount of $409,593....................     --     590,407
Note payable, imputed interest rate of 13.26%, monthly
 installments
 of $9,900, expiring on July 1997, unsecured................  61,752    164,814
                                                             ------- ----------
                                                              61,752  2,175,068
Less-current portion........................................  61,752  1,516,333
                                                             ------- ----------
  Total long-term debt...................................... $   --  $  658,735
                                                             ======= ==========

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

amortized and recognized as interest expense in 1996 prior to the conversion. The remaining unamortized discount and related deferred financing fees were included in the carrying amount of the debt upon conversion.

8. COMMON STOCK

 Common Stock Subject to Redemption

  In September and November 1995, the Company sold, pursuant to investment agreements (each, individually, the "September Investment Agreements" and the "November Investment Agreements") under Regulation S of the Securities Act of 1933, an aggregate of approximately 3.2 million shares of common stock resulting in net proceeds of approximately $1,805,000. Both agreements provided that, based upon the average price of the Company's common stock through June 1996 and July 1996 for the September Investment Agreements and the November Investment Agreements, respectively, (i) the Company was contingently obligated to issue additional shares of common stock to the investors, (ii) such investors were contingently obligated to make additional payments to the Company for shares purchased, and (iii) the Company was contingently obligated to make repayment to such investors for certain amounts of the investment. If certain conditions were met, the Company could have been required to refund amounts in excess of the net proceeds received. Until the circumstances providing for the possible repayment by the Company of certain amounts of the equity investment no longer existed, the portion of the net proceeds which the Company was contingently obligated to repay was classified as common stock subject to redemption on the Company's balance sheet. The portion of the equity investment that was no longer subject to possible repayment was reclassified to stockholders' equity upon the expiration of the valuation periods as defined in the investment agreements.

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


  In January and February 1996, the Company raised, through a private placement of its securities, net proceeds of approximately $20.6 million, net of approximately $3.4 million of issuance costs. In connection with the private placement, the Company issued (i) 239,910 shares of Series A Convertible Preferred Stock and (ii) granted warrants to purchase 5,997,750 shares of common stock at $.6708 per share (Note 10). The preferred stock was immediately convertible and the warrants were immediately exercisable. The warrants may be redeemed at the election of the Company, in whole but not in part, one year after issuance under certain conditions as defined in the warrant agreements. In connection with this financing, the Company has granted to the placement agent, a related party (Note 13), options to acquire 23.991 units with each unit consisting of 1,000 shares of Series A Convertible Preferred stock and warrants to purchase 25,000 shares of common stock at a unit exercise price of $110,000. These options expire in February 2006.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


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

  In a recent 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock on the various dates of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 at such point in time. In addition, the warrants had a fair value of $5,998,107. The beneficial conversion feature and the value attributable to the warrants was not included in the calculations of net loss per common share in the Company's previously filed Form 10-K for the year ended December 31, 1996. Because of the SEC announcement, the Company has restated its 1996 net loss per common share information to reflect such announcement. The net effect of the restatement represents a non-cash charge in the determination of net loss available to common shareholders.

10. STOCK OPTIONS AND WARRANTS

 Stock Option Plans

  In connection with the Merger (Note 2), the restated and amended Greenwich Omnibus Stock Option Plan was adopted on June 15, 1995 and renamed the BLSI Amended and Restated Omnibus Stock Plan (the "Omnibus Plan"). In connection with the Merger and in exchange for options to purchase Old BLSI common stock held by certain employees, officers, consultants, directors and members of the Scientific Board of Old BLSI which were outstanding on June 15, 1995, the Omnibus Plan provided for a one-time grant to these individuals of options to purchase, at an exercise price of $.08 per share, up to 3,997,701 shares of the Company's common stock. All options granted prior to the merger under the Greenwich Omnibus Stock Option Plan have expired as of December 31, 1996. In addition, in connection with the Merger, the amended and restated Greenwich 1990 Non-Employee Directors' Non-Qualified Stock Option Plan was adopted on June 15, 1995 and renamed the BLSI Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Director's Plan", and together with the Omnibus Plan, the "Amended and Restated Option Plans"). As a result of the adoption of the Amended and Restated Options Plans, all other stock options plans of Greenwich and Old BLSI were terminated.

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

                                                        1996          1995
                                                    ------------  -------------
      Net income....................... As reported $ (5,996,147) $ (14,149,151)
                                        Pro forma   $ (6,507,376) $ (14,962,786)
      Earnings per share............... As reported $      (0.06) $       (0.22)
                                        Pro forma   $      (0.07) $       (0.24)

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

  A summary of the status of the Company's stock option plans as of December 31, 1996, 1995 and 1994 and changes during the years ending on those dates [restated for the Merger (Note 2)] is presented below:

                                    1996                      1995                      1994
                          ------------------------- ------------------------- -------------------------
                                       WEIGHTED-                 WEIGHTED-                 WEIGHTED-
                                        AVERAGE                   AVERAGE                   AVERAGE
                          SHARES     EXERCISE PRICE  SHARES    EXERCISE PRICE  SHARES    EXERCISE PRICE
                          ---------  -------------- ---------  -------------- ---------  --------------
Outstanding at beginning
 of year................  6,612,599      $0.23      4,134,520      $0.08              0
Greenwich options
 outstanding at date of
 merger.................                              914,162       1.23
Granted.................  1,743,675        .67      2,532,915        .77      4,940,144       $.08
Exercised...............   (928,301)       .21       (375,668)       .49              0
Forfeited and expired...   (267,901)      1.91       (593,330)       .97       (805,624)       .08
                          ---------                 ---------                 ---------
Outstanding at end of
 year...................  7,160,072        .43      6,612,599        .40      4,134,520        .08
                          =========      =====      =========      =====      =========       ====
Options exercisable at
 year-end...............  4,755,773        .37      2,511,757        .23      1,440,242        .08
                          =========      =====      =========      =====      =========       ====
Weighted-average fair
 value of options
 granted during the
 year...................  $    0.57                 $    0.53
                          =========                 =========

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  The following table summarizes information about stock options outstanding at December 31, 1996:

                                        OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                            ------------------------------------------- --------------------------
                              NUMBER    WEIGHTED-AVERAGE   WEIGHTED-      NUMBER      WEIGHTED-
    RANGE OF                OUTSTANDING    REMAINING        AVERAGE     EXERCISABLE    AVERAGE
 EXRCISE PRICESE            AT 12/31/96 CONTRACTUAL LIFE EXERCISE PRICE AT 12/31/96 EXERCISE PRICE
---------------             ----------- ---------------- -------------- ----------- --------------
   $0.08--$0.22............  3,280,322     7.8 years         $ 0.08      2,676,106      $ 0.08
   $0.63--$0.94............  3,879,750     9.3 years         $ 0.73      2,079,667        0.75
                             ---------                                   ---------
   $0.08--$0.94............  7,160,072     8.6 years         $ 0.43      4,755,773        0.37
                             =========                                   =========

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

  At December 31, 1996, warrants outstanding were as follows:

                                   EXERCISE  WARRANTS   WARRANTS
  DATE                               PRICE   EXERCISED OUTSTANDING  EXPIRATION
 F ISSUEO                          PER SHARE  IN 1996  AT 12/31/96     DATE
--------                           --------- --------- ----------- -------------
    June 1996..................... $    1.10      --      547,274  June 2006
    February 1996.................       .67  203,525   6,396,025  February 2006
    December 1995.................       .35      --      231,750  December 2000
    August 1995...................       .69      --      250,000  July 2005
    June 1995..................... .01--1.10   18,241     963,881  March 2000
    June 1995.....................       .23  411,879     575,476  July 1999
    June 1995.....................       .21   50,872   1,347,129  April 1998
    June 1995..................... .15--1.00  315,308   7,522,304  March 2000
                                              -------  ----------
                                              999,825  17,833,839
                                              =======  ==========

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

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

11. INCOME TAXES

    Income tax benefit consists of the following for the years ended December
  31:

                                              1996         1995         1994
                                           -----------  -----------  ----------
      Federal............................. $ 2,139,000  $ 1,054,000  $  897,000
      State...............................     680,000      348,000     319,000
                                           -----------  -----------  ----------
                                             2,819,000    1,402,000   1,216,000
      Valuation allowance.................  (2,819,000)  (1,402,000) (1,216,000)
                                           -----------  -----------  ----------
                                           $       --   $       --   $      --
                                           ===========  ===========  ==========

  Deferred tax assets (liabilities) consist of the following at December 31:

                                                        1996         1995
                                                    ------------  -----------
      Net operating loss carryforwards............. $ 11,955,000  $ 7,951,000
      Capitalized research and development ex-
       penses......................................    4,464,000    5,698,000
      Research and development credit
       carryforwards...............................      404,000      333,000
      Other........................................      234,000      256,000
                                                    ------------  -----------
      Gross deferred tax assets....................   17,057,000   14,238,000
      Acquired technology..........................   (1,435,000)  (1,435,000)
                                                    ------------  -----------
      Net deferred tax assets......................   15,622,000   12,803,000
      Valuation allowance..........................  (15,622,000) (12,803,000)
                                                    ------------  -----------
                                                    $        --   $       --
                                                    ============  ===========

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

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

                                           1996          1995         1994
                                           ----          ----         ----
   Benefit at statutory rate.......... $ (2,099,000) $ (4,952,000) $ (909,000)
   State taxes, net of federal bene-
    fit...............................     (420,000)     (220,000)   (203,000)
   Charge for purchased research and
    development acquired from Green-
    wich..............................          --      3,648,000         --
   Research and development credit....      (72,000)      (41,000)    (98,000)
   Non-deductible research and devel-
    opment expenses...................          --         14,000      34,000
   Other..............................     (228,000)      149,000     (40,000)
                                       ------------  ------------  ----------
                                         (2,819,000)   (1,402,000) (1,216,000)
   Benefit of loss not recognized,
    increase in valuation allowance...    2,819,000     1,402,000   1,216,000
                                       ------------  ------------  ----------
                                       $        --   $        --   $      --
                                       ============  ============  ==========

  As of December 31, 1996, the Company has federal net operating loss carryforwards and research and development credits which may be used to offset future federal and state taxable income and tax liabilities as follows:

                                                               RESEARCH AND
                                                            DEVELOPMENT CREDIT
                                                            -------------------
                                                    NET
       YEAR OF                                   OPERATING
     EXPIRATION                                    LOSS      FEDERAL    STATE
     ----------                                 ----------- -------------------
        2007................................... $   226,000 $   6,000 $       0
        2008...................................   1,977,000    83,000     7,000
        2009...................................  14,172,000   106,000    53,000
        2010...................................   4,714,000    26,000    33,000
        2011...................................   8,745,000    72,000    76,000
                                                ----------- --------- ---------
                                                $29,834,000 $ 293,000 $ 169,000
                                                =========== ========= =========

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


12. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain office equipment and its office space and warehouse facilities under noncancelable operating leases. Terms of the lease for office space include a renewal option of three years. Approximate future minimum lease commitments at December 31, 1996 are as follows: 1997--$92,000; 1998--$85,000 and 1999--$42,000.

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

13. RELATED PARTY TRANSACTIONS

 Placement Agent Fees

  The Chief Executive Officer and sole stockholder of the placement agent ("Principal Agent") involved with a significant portion of the Company's prior equity and debt financings is a significant common stockholder of the Company. During the three years ended December 31, 1996, compensation to the Principal Agent, including its designees, were as follows (warrants adjusted on a post-merger basis):

                                                   WARRANTS EXERCISE    CASH
              DESCRIPTION OF FINANCING              ISSUED    PRICE   PAYMENTS
              ------------------------             -------- --------- --------
   Senior Bridge Notes (Note 7)................... 982,122  $.01-1.10 $322,000
   Old BLSI Series B Preferred stock issuance in
    1994.......................................... 987,355  $     .23 $259,000

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

          NAME           AGE                                POSITION
          ----           ---                                --------
Colin B. Bier, Ph.D.....  51 Member of the Board of Directors
Edson D. de Castro......  58 Member of the Board of Directors
Joseph P. Hernon........  37 Chief Financial Officer
S. David Hillson,
 Esq. ..................  57 Chairman of the Board of Directors, President, Chief Executive Officer
Marc E. Lanser, M.D. ...  48 Executive Vice President, Chief Scientific Officer, Director
Steve H. Kanzer, CPA,
 Esq. ..................  34 Secretary, Director
Ira W. Lieberman,
 Ph.D. .................  54 Member of the Board of Directors
E. Christopher Palmer,
 CPA....................  55 Member of the Board of Directors

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

  STEVE H. KANZER, CPA, ESQ. Mr. Kanzer has been Secretary and a member of the Board since June 1995. Prior to the Merger, Mr. Kanzer held the same position with Old BLSI from October 1992. Mr. Kanzer is a Senior Managing Director-- Head of Venture Capital of Paramount Capital Investments, LLC, a firm specializing in organizing and providing capital for biotechnology acquisitions and startups, and Senior Managing Director of Paramount Capital, Inc., a New York-based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc. and Endorex Corporation, both publicly traded biopharmaceutical companies, and Chairman of Discovery Laboratories, Inc., a privately held biopharmaceutical company. From October 1991 until January 1995, Mr. Kanzer was the General Counsel of The Castle Group Ltd., a privately held biotechnology venture capital firm. Prior to joining Paramount Capital Investments, LLC and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.

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

  E. CHRISTOPHER PALMER, CPA. Mr. Palmer has been a member of the Board since the inception of Old BLSI in 1992. Mr. Palmer is a Certified Public Accountant and founder of his own firm, providing tax and financial advisory services to high net-worth family groups. Prior to 1977, Mr. Palmer was a partner in the accounting firm of Peat Marwick Mitchell & Co. Mr. Palmer is a Director of Boston Private Bancorp, Inc., Director and Chairman of the Trust and Investment Committee of Boston Private Bank & Trust Company, a Director of Coastal International Inc. and a trustee of two private foundations. Mr. Palmer received his M.B.A. from Rutgers University and his A.B. from Dartmouth College.

ITEM 11. EXECUTIVE COMPENSATION

  The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 1996 for services rendered in all capacities to each of the most highly compensated executive officers whose total annual salary and bonus for that period exceeded $100,000 (collectively, the "Named Executive Officers").

                          SUMMARY COMPENSATION TABLE

                                                     LONG TERM
                                                    COMPENSATION
                         ANNUAL COMPENSATION(1)        AWARDS
                         -----------------------    ------------
                                                       COMMON
                                                       STOCK
        NAME AND                                     UNDERLYING       ALL OTHER
   PRINCIPAL POSITION    YEAR SALARY(2) BONUS(2)      OPTIONS      COMPENSATION(3)
   ------------------    ---- --------- --------    ------------   ---------------
S. David Hillson........ 1996 $170,000  $200,000(4)    250,000            None
 Chairman of the Board,
  President              1995  170,000   150,000       932,300            None
 and Chief Executive Of-
  ficer                  1994   21,250      None     1,824,053(5)         None
Marc E. Lanser, M.D..... 1996  166,000    50,000(6)    250,000         $ 8,849
 Executive Vice Presi-
  dent                   1995  158,208    35,000       780,700          10,366
 and Chief Scientific
  Officer                1994  157,000      None        76,002(5)        7,712

--------
(1) Includes compensation only for the period of the applicable year during which the individual was employed by the Company.
(2) Amounts shown represent cash compensation earned by the Named Executive Officers in the fiscal years presented even if paid in subsequent years.
(3) All Other Compensation for Dr. Lanser includes the following amounts for fiscal 1996, 1995 and 1994, respectively: the dollar value of matching contributions during the fiscal year under the Company's 401(k) plan, in the amount of $4,500, $2,449 and $0, respectively; and the dollar value of premiums paid by the Company during the fiscal year with respect to life insurance and disability insurance for the benefit of Dr. Lanser in the amount of $6,749, $7,917 and $7,712, respectively. In addition, in fiscal 1996 All Other Compensation for Dr. Lanser includes $2,100 attributable to parking reimbursement in excess of the limits permitted under the Internal Revenue Code.
(4) Mr. Hillson received a non-discretionary bonus from the Company based upon the Board's determination that he had met certain performance targets specified in his agreement of employment, dated November 7, 1994, which by its terms expires in December 1998.
(5) Represents the number of replacement options issued in conjunction with the Merger.
(6) Such amount was earned by Dr. Lanser in 1996, but $45,000 was paid by the Company in January 1997.

STOCK OPTION INFORMATION

  The following table sets forth, for each of the Named Executive Officers, certain information concerning the grant of options to such persons in fiscal 1996.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                             POTENTIAL REALIZABLE VALUE
                                                                               AT ASSUMED ANNUAL RATES
                                                                              OF STOCK APPRECIATION FOR
                                          INDIVIDUAL GRANTS                        OPTION TERM (3)
                          -------------------------------------------------- ---------------------------
                            NUMBER OF     % OF TOTAL
                            SECURITIES     OPTIONS
                            UNDERLYING    GRANTED TO  EXERCISE OR
                             OPTIONS     EMPLOYEES IN BASE PRICE  EXPIRATION
          NAME            GRANTED (#)(1) FISCAL YEAR   ($/SH)(2)     DATE         5%            10%
          ----            -------------- ------------ ----------- ---------- ------------- -------------
S. David Hillson, Esq...     250,000        22.16%      $0.6563    11/21/06  $     103,186 $     261,493
Marc E. Lanser..........     250,000        22.16        0.6563    11/21/06        103,186       261,493

--------
(1) Options granted to each of Mr. Hillson and Dr. Lanser to purchase 250,000 shares of Common Stock are 33% exercisable on or after November 19, 1996, 67% exercisable on or after November 19, 1997 and 100% exercisable on or after November 19, 1998.
(2) The exercise price for each option is equal to the fair market value of the Company's Common Stock on the date of grant.
(3) Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations at the 5% and 10% assumed rates established by the SEC and are not intended to forecast possible future appreciation, if any, of the value of the Common Stock.

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

  AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
                                    VALUES

                                                     NUMBER OF SECURITIES
                                                          UNDERLYING
                                                          UNEXERCISED        VALUE OF UNEXERCISED IN-
                                                       OPTIONS AT FISCAL       THE-MONEY OPTIONS AT
                                                         YEAR-END (#)         FISCAL YEAR-END ($)(1)
                                                   ------------------------- -------------------------
                             SHARES
                          ACQUIRED ON     VALUE
          NAME            EXERCISE (#) REALIZED($) EXERCISABLE/UNEXERCISABLE EXERCISABLE/UNEXERCISABLE
          ----            ------------ ----------- ------------------------- -------------------------
S. David Hillson, Esq...      None        None         2,067,009/939,344         $830,675/$281,224
Marc E. Lanser..........      None        None           737,702/369,000             37,103/16,701

--------
(1) The fair market value of "in-the-money" options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for Common Stock on the Nasdaq SmallCap Market of $0.6875 on December 31, 1996, multiplied by the number of options held.

COMPENSATION OF DIRECTORS

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

  NAME OF                                    AMOUNT AND NATURE OF     PERCENT
BENEFICIAL OWNER                            BENEFICIAL OWNERSHIP(1) OF CLASS(2)
----------------                            ----------------------- -----------
Colin B. Bier, Ph.D........................          50,434(3)            *
 Director
Edson D. de Castro.........................         641,351(3)            *
 Director
Joseph P. Hernon...........................          30,000(3)            *
 Chief Financial Officer
S. David Hillson, Esq......................       2,082,208(4)          1.6%
Chairman of the Board, President
 and Chief Executive Officer
Steve H. Kanzer, CPA, Esq..................         462,706(5)            *
 Director and Secretary
Marc E. Lanser, M.D........................       2,583,423(6)          1.9%
 Director, Executive Vice President
 and Chief Scientific Officer
Ira W. Lieberman, Ph.D.....................         214,256(5)            *
 Director
E. Christopher Palmer, CPA.................         214,256(5)            *
 Director
All directors and executive
 officers as a group (8 persons)                  6,278,634(7)          4.7%

--------
 * Represents Less than 1% of the outstanding shares.
(1) Except as otherwise specified in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock owned. The information in the table was furnished by the owners listed.
(2) The percentages in this table are based on the number of shares of Common Stock and Preferred Stock (on an as converted basis) outstanding as of March 24, 1997.
(3) Consists of shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.
(4) Includes 2,067,007 shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.
(5) Includes 138,254 shares of Common Stock issuable upon exercise of options which are exercisable or will which become exercisable within 60 days of March 24, 1997.
(6) Includes 756,702 shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.
(7) Includes 3,960,256 shares of Common Stock issuable upon exercise of options which are exercisable or which will become exercisable within 60 days of March 24, 1997.

  As of March 24, 1997 the following persons were known to the Company to be beneficial owners (as defined in regulations issued by the SEC) of more than five percent of the Company's outstanding Common Stock and/or Preferred Stock (on an as converted basis).

                              NAME AND ADDRESS         AMOUNT AND NATURE OF     PERCENT
   TITLE OF CLASS           OF BENEFICIAL OWNER       BENEFICIAL OWNERSHIP(1) OF CLASS (2)
   --------------      ------------------------------ ----------------------- ------------
Common Stock and Pre-
 ferred Stock(3)       Lindsay A. Rosenwald, M.D.           6,960,096(3)          5.2%
                       c/o Paramount Capital, Inc.
                       787 Seventh Avenue
                       New York, NY 10019
Common Stock and Pre-
 ferred Stock(4)       Strome-Susskind Investment          12,804,300(4)          9.5%
                       Management, L.P.
                       100 Wilshire Blvd., 15th Floor
                       Santa Monica, CA 90401

--------
(1) Except as otherwise specified in footnotes to this table, the persons named have sole voting and investment power with respect to all shares of Common Stock or Preferred Stock owned. The information in the table was furnished by the owners listed by reports to the Company and by filings with the SEC or through information otherwise available in documents held by the Company.
(2) The percentages in this table are based on the number of shares of Common Stock and Preferred Stock (on an as converted basis) outstanding as of March 24, 1997.
(3) Includes 2,629,407 shares of Common Stock issuable upon the exercise of warrants which are currently exercisable and 6.69115 units of the Company (which consist of 6,691 shares of Preferred Stock (which are convertible into approximately 1,173,448 shares of Common Stock and represent approximately 0.87% of the Common Stock on a fully diluted basis) and warrants to purchase 167,279 shares of Common Stock) issuable upon exercise of a unit purchase option which is currently exercisable. Such figure does not include 2,655,271 shares of Common Stock beneficially owned by Dr. Rosenwald's spouse and by trusts for the benefit of his minor children, of which his spouse is the sole trustee and as to which he disclaims beneficial ownership. The information relating to Dr. Rosenwald that appears in the table represents his entire beneficial ownership and is based on information that was furnished by Dr. Rosenwald in a Schedule 13G filed with the Securities and Exchange Commission (the "SEC") pursuant to Section 13(d) or 13(g) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), dated February 1, 1996 and other information available to the Company.

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

  (a)(1)Consolidated Financial Statements of the Company

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

  (a)(2)Financial Statement Schedules

      Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

  (a)(3)Exhibits.

  The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

 EXHIBIT #                   DESCRIPTION AND METHOD OF FILING
 ---------                   --------------------------------
  2.1      Amended and Restated Agreement of Merger, dated as of December 29,
           1994, by and between the Company and Greenwich Pharmaceuticals
           Incorporated(1)
  2.2      Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
           Pharmaceuticals Incorporated(4)
  3.1      Amended and Restated Certificate of Incorporation dated March 29,
           1996(6)
  3.2      Amended and Restated ByLaws, effective as of June 26, 1995(6)
  4.1      Rights Agreement between the Company and Chemical Trust Group
           (formerly Manufacturers Hanover Trust Company) as Rights Agent dated
           September 26, 1991(2)
 10.1      Form of Indemnity Agreement to be entered into by the Company and its directors and officers(3)
 10.2      Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option
           Plan(4)
 10.3      Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee
           Directors' NonQualified Stock Option Plan(4)
 10.4      Agreement dated as of April 1, 1992 between the Company and Pickwick
           Plaza Associates(5)
 21.1      Subsidiaries of the Registrant(7)
 23.1      Consent of Independent Accountants(7)
 27.1      Financial Data Schedule(7)

--------
(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991

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

  (b) REPORTS ON FORM 8K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 1996 and through March 24, 1997:

      DATE OF REPORT                                               ITEM REPORTED
      --------------                                               -------------
      October 15, 1996............................................      5,7
      January 13, 1997............................................      5,7
      January 23, 1997............................................      5,7

                                  SIGNATURES

     Pursuant to the requirements of Section 12(b)(15) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BOSTON LIFE SCIENCES, INC.
                                        (REGISTRANT)


November 19, 1997                         By  /s/ JOSEPH P. HERNON
                                          --------------------------------------
                                                Joseph P. Hernon
                                            Chief Financial Officer

                                 EXHIBIT INDEX

   EXHIBIT
   NUMBER  DESCRIPTION AND METHOD OF FILING                             PAGE NUMBER
   ------- --------------------------------                             -----------
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

--------
(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to Greenwich's Registration Statement on Form S-8, Reg. No. 33-38283
(6) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
(7) Filed herewith