Form 10-Q
period 1997-09-30
BOSTON LIFE SCIENCES INC /DE
filed 1997-11-19
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM  10-Q


(MARK ONE)


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the quarterly period ended   September 30, 1997
                                   ---------------------


                                      or



[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



     For the transition period from ____________________  to ___________________



Commission File Number                0-6533
                       ---------------------------------------------------------


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



                   [x]    Yes                     [_]    No


As of November 12, 1997 there were 12,719,394 shares of common stock outstanding.

                          BOSTON LIFE SCIENCES, INC.

                              INDEX TO FORM 10-Q



                                                            Page (s)
                                                            --------

Part I - Financial Information:


  Item 1 - Financial Statements (unaudited)


      Condensed Consolidated Balance Sheets as of                     1
      September 30, 1997 and December 31, 1996

      Condensed Consolidated Statements of Operations for the         2
      three and nine months ended September 30, 1997 and 1996, and for the period from inception (October 16, 1992) to September 30, 1997

      Condensed Consolidated Statements of Cash Flows                 3
      for the nine months ended September 30, 1997 and 1996, and for the period from inception (October 16, 1992) to September 30, 1997

      Notes to Condensed Consolidated Financial Statements          4 - 7


  Item 2 - Management's Discussion and Analysis of                  8 - 12
       Financial Condition and Results of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                          13

  Item 2 - Changes in Securities                                      13

  Item 3 - Defaults Upon Senior Securities                            13

  Item 4 - Submission of Matters to a Vote of                         13
        Security Holders

  Item 5 - Other Information                                          13

  Item 6 - Exhibits and Reports on Form 8-K                           13

Signature (s)                                                         14

Part I -- Financial Information
Item 1 -- Financial Statements
                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)
                           Consolidated Balance Sheet
                           --------------------------
                                   (Unaudited)

                                                                                     September 30, 1997          December 31, 1996
                                                                                     ------------------          -----------------
Assets
Current Assets:
     Cash and cash equivalents                                                           $ 4,155,938                  $ 8,580,206
     Short-term investments                                                               11,949,518                   12,995,022
     Prepaid sponsored research & development expenses                                             0                      431,000
     Other current assets                                                                    258,564                      430,231
                                                                                        -------------                -------------
          Total current assets                                                            16,364,020                   22,436,459

Fixed assets, net                                                                             91,725                      100,997
Technology acquired                                                                        3,500,000                    3,500,000
Other assets                                                                                 115,674                      115,674
                                                                                        -------------                -------------
          Total assets                                                                  $ 20,071,419                 $ 26,153,130
                                                                                         ============                =============


Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                                 1,445,047                    1,907,912
     Deferred revenue                                                                              0                       83,060
     Notes payable                                                                                 0                       61,752
                                                                                        -------------                -------------
          Total current liabilities                                                        1,445,047                    2,052,724
                                                                                        -------------                -------------


Stockholders' equity:
     Series A Convertible Preferred stock, $.01 par value                                        480                        1,336
          1,000,000 shares authorized
          48,009 shares outstanding on September 30, 1997 and
          133,610 shares outstanding on December 31, 1996
     Common stock, $0.01 par value;                                                          126,418                      111,049
          25,000,000 shares authorized
          12,641,835 shares outstanding on September 30, 1997 and
          11,104,854 shares outstanding on December 31, 1996
     Additional paid-in-capital                                                           49,675,235                   49,520,767
     Unrealized gains on investments                                                          82,125                            0
     Deferred compensation                                                                   (66,290)                    (240,290)
     Deficit accumulated during development stage                                        (31,191,596)                 (25,292,456)
                                                                                        -------------                -------------
          Total stockholders' equity                                                      18,626,372                   24,100,406
                                                                                        -------------                -------------
          Total liabilities and stockholders' equity                                    $ 20,071,419                 $ 26,153,130
                                                                                        =============                =============

                 See Notes to Consolidated Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statement of Operations
                      ------------------------------------
                                  (Unaudited)

                                                          Three Months Ended            Nine Months Ended          From inception
                                                             September 30,                September 30,          (October 16, 1992)
                                                    ---------------------------    ---------------------------     to September 30,
                                                        1997           1996            1997          1996              1997
                                                    -------------   -----------    ------------   ------------   ----------------
Revenues                                            $          0   $     50,000    $     83,060   $    149,454     $    700,000

Operating Expenses
  Research and development expenses                    1,191,702        614,687       3,521,456      1,458,973       10,544,336
  Licensing fees                                          20,000         30,000          20,000         90,000          653,683
  THERAFECTIN(R)related expenses                         581,830        265,366       1,761,962        812,745        3,308,753
  General and administrative expenses                    554,370        587,871       1,550,950      1,994,191        7,600,520
  Purchased research and development in-process                0              0               0              0       10,421,544
                                                    ------------   ------------    ------------   ------------     ------------
     Loss from operations                             (2,347,902)    (1,447,924)     (6,771,308)    (4,206,455)     (31,828,836)
  Net interest income                                    261,786        328,694         872,168        437,892          637,240
                                                    ------------   ------------    ------------   ------------     ------------
     Net loss                                       $ (2,086,116)  $ (1,119,230)   $ (5,899,140)  $ (3,768,563)    $(31,191,596)
                                                    ============   ============    ============   ============     ============


  Calculation of net loss available
     to common shareholders
     Net loss                                         (2,086,116)    (1,119,230)     (5,899,140)    (3,768,563)
     Preferred stock preferences (Note 8)                      0              0               0    (34,387,953)
                                                    ------------   ------------    ------------   ------------
     Net loss available to common shareholders      ($ 2,086,116)  ($ 1,119,230)   ($ 5,899,140)  ($38,156,516)
                                                    ============   ============    ============   ============


  Calculation of net loss per common share
     Net loss                                        $    (0.17)    $     (0.10)    $     (0.48)  $      (0.40)
     Preferred stock preferences (Note 8)                      0              0               0   $     ($3.63)
                                                    ------------   -------------   ------------   ------------
     Net loss per common share                      $      (0.17)   $      (0.10)  $      (0.48)  $      (4.03)
                                                    ============    ============   ============   ============

     Weighted average common shares outstanding       12,578,134     10,823,331      12,217,993      9,476,917
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)

                                                                                                                      Period from
                                                                               Nine Months Ended September 30     inception (October
                                                                           -------------------------------------- 16, 1992) through
                                                                                 1997                 1996        September 30, 1997
                                                                           ------------------   ----------------- ------------------
Cash flows from operating activities:
  Net loss                                                                   $ (5,899,140)        $ (3,768,563)        $(31,191,596)
  Adjustments to reconcile net loss to net cash
      used for operating activities:
     Purchased research and development in-process                                      0                    0           10,421,544
     Compensation charge related to options and warrants granted                  192,330              307,441              788,726
     Amortization and depreciation                                                 56,693              255,068            1,332,330
     Loss on disposal of fixed assets                                                   0                    0               15,589
     Changes in assets and liabilities:
       Prepaid sponsored research & development expenses                          431,000             (155,541)                   0
       Other current assets                                                       413,667              103,254              478,964
       Accounts payable and accrued expenses                                     (462,865)            (198,218)             497,382
       Deferred revenue                                                           (83,060)              50,547                    0
                                                                             ------------         ------------         ------------
       Net cash used for operating activities                                  (5,351,375)          (3,406,012)         (17,657,061)
                                                                             ------------         ------------         ------------
Cash flows from investing activities:
  Net cash provided by acquisition of Greenwich Pharmaceuticals                         0                    0            1,758,037
  Increase in fixed assets                                                        (47,421)             (84,372)            (230,112)
  Proceeds from sale of fixed assets                                                    0                    0                9,800
  Increase in other assets                                                              0                    0             (115,674)
  Short term investments:
       Purchases                                                               (7,346,130)         (12,267,580)         (29,919,191)
       Sales and maturities                                                     8,231,759                    0           17,809,798
                                                                             ------------         ------------         ------------
       Net cash provided by (used in) investing activities                        838,208          (12,351,952)         (10,687,342)
                                                                             ------------         ------------         ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                                          150,651            5,763,836           13,076,794
  Proceeds from issuance of convertible preferred stock                                 0           23,991,000           20,872,170
  Proceeds from issuance of notes payable                                               0                    0            2,585,000
  Proceeds from issuance of convertible debt                                            0                    0            1,000,000
  Principal payments of notes payable                                             (61,752)          (1,601,008)          (2,796,467)
  Payment of note issuance costs                                                        0                    0             (399,702)
  Payment of stock issuance and merger transaction costs                                0           (3,287,820)          (1,837,454)
                                                                             ------------         ------------         ------------
       Net cash provided by financing activities                                   88,899           24,866,008           32,500,341
                                                                             ------------         ------------         ------------
Net increase (decrease) in cash and cash equivalents                           (4,424,268)           9,108,044            4,155,938

Cash and cash equivalents at beginning of period                                8,580,206            2,125,838                    0
                                                                             ------------         ------------         ------------
Cash and cash equivalents at end of period                                   $  4,155,938         $ 11,233,882         $  4,155,938
                                                                             ============         ============         ============

                 See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)


              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1997)



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


2. Net Loss Per Share

   Net loss per share has been calculated by dividing net loss, (after giving effect, where applicable, to the beneficial conversion feature and warrants issued in connection with the convertible preferred stock (Note 8)), by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.


3. Reverse Stock Split

   On June 6, 1997, the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. All share and per share amounts have been retroactively restated to reflect the terms of the split.



4. New Accounting Standard

   In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share". The standard will be effective for both interim and annual periods, ending after December 15, 1997. The adoption of this standard is not expected to have a material effect on the Company's financial statements.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)


              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1997)


5. Investments

   At September 30, 1997, the fair value of short-term investments exceeded their cost basis by approximately $82,500. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized gain excluded from the statement of operations and reported as a separate component of stockholders' equity.


6. Technology Acquired

   The Company completed its Phase III clinical trial for Therafectin in August 1997. On September 30, 1997, the Company announced the results of the trial. An analysis of the trial data indicated that a statistically significant difference between Therafectin and placebo in the percentage of patients achieving the overall composite efficacy index had not been realized. However, in an important secondary efficacy variable, there was a highly statistically significant difference between Therafectin and placebo in reducing the number of swollen joints in patients. Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the overall composite efficacy index. Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for "meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consequently, the Company believes that these results, combined with those of two previous Phase III trials, one of which was statistically significant on an overall basis, demonstrate the therapeutic capabilities of Therafectin. The Company plans to convene a panel of independent rheumatologists to provide input to management in determining the future strategy for Therafectin. The Company will consider the submission to the FDA of an amendment to the previously submitted New Drug Application ("NDA") seeking marketing approval for Therafectin and/or whether to engage in an additional Phase III clinical trial. Before any commercially viable product from Therafectin may be developed, and any revenue generated therefrom, the Company currently expects that between $1.0 million and $3.0 million of additional future expense will be necessary (depending upon whether an additional trial is conducted). There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company.

   The Company's balance sheet at September 30, 1997 includes a $3.5 million asset representing the value assigned to Therafectin technology acquired in connection with the Company's 1995 merger with Greenwich Pharmaceuticals. As required by Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" ("FAS 121"), the Company has completed an assessment of whether the asset has been impaired by comparing the anticipated undiscounted future operating income from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment include the expected cost to obtain product approval and to possibly conduct another clinical trial, the expected likelihood of obtaining product approval, and the effects on expected product sales of demand, competition, and other

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)


              Notes to Unaudited Consolidated Financial Statements

                              (September 30, 1997)



   economic factors. At September 30, 1997, management believes that there has been no impairment in the value of the asset reflected on the balance sheet. However, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.


7. Supplemental disclosure of non-cash investing and financing activities:

   During the nine months ended September 30, 1997, the Company issued 1,501,246 shares of common stock resulting from the conversion of 85,601 shares of preferred stock.

   During the nine months ended September 30, 1996, $1 million of convertible subordinated debentures were converted into 156,605 shares of common stock.


8. Restatement of 1996 quarterly financial information

   In a recent 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. In January and February 1996, the Company issued 239,910 shares of Series A Convertible Preferred Stock and warrants to purchase 599,775 shares of common stock at $6.708 per share resulting in net proceeds of approximately $20.6 million. The preferred stock was immediately convertible and the warrants were immediately exercisable. Based on the market price of the Company's common stock on the various dates of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 at such point in time. In addition, the warrants had a fair value of $5,998,107. The beneficial conversion feature and the value attributable to the warrants was not included in the calculation of net loss per common share for certain periods presented in the financial statements included in the Company's previously filed Form 10-Q for the quarterly periods ended March 31, 1996, June 30, 1996 and September 30, 1996. Because of the SEC announcement, the Company has restated its quarterly net loss per common share information for these periods to reflect such announcement. Although there was no change in net loss per common share for each of the individual three month periods ended June 30, 1996 and September 30, 1996, the March 31, 1996 and subsequent 1996 year-to-date net loss per common share amounts were affected by adherence to the SEC announcement. There was no effect on any of the quarterly or year-to-date 1997 financial statements. The impact of the restatements is as follows:

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)


              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1997)




                                                     Fiscal 1996
                        -------------------------------------------------------------------
                           First Quarter            Second Quarter         Third Quarter
                        -------------------      --------------------   -------------------
                            Three Months              Six Months            Nine Months
                                 Ended                  Ended                 Ended
                           March 31, 1996            June 30, 1996      September 30, 1996
                        -------------------------------------------------------------------
Net loss available to
common stockholders:
   As reported             $    (1,545,596)         $    (2,649,333)    $    (3,768,563)
   As restated             $   (35,933,549)         $   (37,037,286)    $   (38,156,516)

Net loss per common
 share available to
 common shareholders:
   As reported             $         (0.18)         $         (0.30)    $         (0.40)
   As restated             $         (4.22)         $         (4.21)    $         (4.03)

The net effect of the restatement represents a non-cash charge in the determination of net loss available to common shareholders.

Item 2.              Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                              (September 30, 1997)


Forward Looking Statements

     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the FDA regulatory process, uncertainties regarding receipt of approvals for any possible products (particularly Therafectin after its most recent clinical trial) and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and the documents referred to under such caption.


Results of Operations

 Overview


     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At September 30, 1997, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.



 Three Months Ended September 30, 1997 and 1996

     The Company's net loss was $2,086,116 during the three months ended September 30, 1997 as compared with $1,119,230 during the three months ended September 30, 1996. Net loss per common share equaled $0.17 per share for the 1997 period as compared to $0.10 per share for the 1996 period. The higher net loss in the 1997 period was primarily due to increased research and development expenses, and higher costs associated with the Phase III clinical trial for Therafectin.

     Revenue was zero during the three months ended September 30, 1997 as compared with $50,000 during the three months ended September 30, 1996.
Revenue for the 1996 period was attributable to a research and development agreement (the "Agreement") entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca") in 1995. Under the terms of the Agreement, which formally expired in June 1997, Zeneca provided funds to support the research and development of certain technology. These funds were recognized as revenue ratably over the original term of the Agreement. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enables Zeneca to acquire the product development rights to the Company's technology at a cost of $300,000. Zeneca requested, and was granted, a six-month extension, until January 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. If Zeneca exercises its option and achieves certain product development milestones, the Company will receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration.

     Research and development expenses were $1,191,702 during the three months ended September 30, 1997 as compared with $614,687 during the three months ended September 30, 1996. The increase was primarily attributable to an expansion in the number of technologies under development as well as an increased level of expenditures for technologies which were under development during both periods. During the 1997 period, the Company incurred expenses totaling $166,000 for a technology which had not yet been licensed to the Company during the comparable 1996 period. In addition, the Company increased the funding for two of its programs from approximately $220,000 during the 1996 period to approximately $562,000 during the 1997 period. Finally, the Company increased the number of personnel supervising and supporting its research and development activities. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company currently expects to incur research and development costs between $4 million and $5 million during 1997.

     Licensing fees were $20,000 during the three months ended September 30, 1997 as compared with $30,000 during the three months ended September 30, 1996. The Company entered into one new licensing agreement during the 1997 period as compared to no new licensing agreements during the 1996 period, although the Company did make a $30,000 milestone payment under an existing licensing agreement during the 1996 period. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements for technologies which may be licensed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing fee payments or agreements.

     Therafectin (R) related expenses were $581,830 during the three months ended September 30, 1997 as compared with $265,366 during the three months ended September 30, 1996. This increase was primarily due to the higher number of patients enrolled in the Phase III clinical trial for Therafectin (R) during the 1997 period as compared to the 1996 period.

     The Company completed its Phase III clinical trial for Therafectin (R) in August 1997. On September 30, 1997, the Company announced the results of the trial. An analysis of the trial data indicated that a statistically significant difference between Therafectin (R) and placebo in the percentage of patients achieving the overall composite efficacy index had not been realized. However, in an important secondary efficacy variable, there was a highly statistically significant difference between Therafectin (R) and placebo in reducing the number of swollen joints in patients. Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the overall composite efficacy index. Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for "meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consequently, the Company believes that these results, combined with those of two previous Phase III trials, one of which was statistically significant on an overall basis, demonstrate the therapeutic capabilities of Therafectin (R). The Company plans to convene a panel of independent rheumatologists to provide input to management in determining the future strategy for Therafectin. The Company will consider the submission to the FDA of an amendment to the previously submitted New Drug Application ("NDA") seeking marketing approval for Therafectin (R) and/or whether to engage in an additional Phase III clinical trial. Before any commercially viable product from Therafectin (R) may be developed, and any revenue generated therefrom, the Company currently expects that between $1.0 million and $3.0 million of additional future expense will be necessary (depending upon whether an additional trial is conducted). There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin (R), the Company may be required to write off all or some portion of the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

     General and administrative expenses were $554,370 during the three months ended September 30, 1997 as compared with $587,871 during the comparable 1996 period. This decrease was primarily due to lower professional services costs.

     Net interest income was $261,786 during the three months ended September 30, 1997 as compared with net interest income of $328,694 during the three months ended September 30, 1996. Interest income totaled approximately $262,110 during the 1997 period as compared to approximately $332,218 during the comparable 1996 period. Interest expense totaled $324 during the 1997 period as compared to $3,524 in the comparable 1996 period. The higher amount of interest income recognized during the 1996 period primarily related to higher average cash and investment balances associated with the Company raising net proceeds of approximately $25.7 million from two private placements completed in the first half of 1996.


 Nine Months Ended September 30, 1997 and 1996

     The Company's net loss was $5,899,140 during the nine months ended September 30, 1997 as compared with $3,768,563 during the nine months ended September 30, 1996. Net loss per common share equaled $0.48 per share for the 1997 period as compared to $0.40 per share for the 1996 period. The higher net loss in the 1997 period was primarily due to increased research and development expenses, and higher costs associated with the Phase III clinical trial for Therafectin. These increased expenses were partially offset by lower general and administrative expenses, and a greater amount of net interest income in the 1997 period as compared to the 1996 period.

  The net loss available to common shareholders for the 1996 period, including preferred stock preferences of $34,387,953, totaled $38,156,516. Net loss per common share for the 1996 period, including $3.63 attributable to preferred stock preferences, totaled $4.03. In January and February 1996, the Company completed a private placement of Series A Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 and the warrants had a fair value of $5,998,107.

     Revenue was $83,060 during the nine months ended September 30, 1997 as compared with $149,454 during the comparable 1996 period. Revenue for both periods was attributable to the Agreement entered into with Zeneca in 1995. Under the terms of the Agreement, which formally expired in June 1997, Zeneca provided funds to support the research and development of certain technology. These funds were recognized as revenue ratably over the original term of the Agreement. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enables Zeneca to acquire the product development rights to the Company's technology at a cost of $300,000. Zeneca requested, and was granted, a six-month extension, until January 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. If Zeneca exercises its option and achieves certain product development milestones, the Company will receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration.

     Research and development expenses were $3,521,456 during the nine months ended September 30, 1997 as compared with $1,458,973 during the nine months ended September 30, 1996. The increase was primarily attributable to an expansion in the number of technologies under development as well as an increased level of expenditures for technologies which were under development during both periods. During the 1997 period, the Company incurred expenses totaling approximately $651,000 for a technology which had not yet been licensed to the Company during the comparable 1996 period. In addition, the Company increased the funding for two of its programs from approximately $610,000 during the 1996 period to approximately $1,500,000 during the 1997 period. Finally, the Company increased the number of personnel supporting its research and development activities. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company currently expects to incur research and development costs between $4 million and $5 million during 1997.

     Licensing fees were $20,000 during the nine months ended September 30, 1997 as compared with $90,000 during the nine months ended September 30, 1996. The Company executed one new licensing agreement during the 1997 period but did not incur any obligations under its existing licensing agreements. The Company entered into two new licensing agreements during the 1996 period and made three separate contractual payments under existing licensing agreements. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements for technologies which may be licensed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing fee payments or agreements.

     Therafectin (R) related expenses were $1,761,962 during the nine months ended September 30, 1997 as compared with $812,745 during the nine months ended September 30, 1996. This increase was primarily due to the higher number of patients enrolled in the Phase III clinical trial for Therafectin (R) during the 1997 period as compared to the 1996 period.

     The Company completed its Phase III clinical trial for Therafectin (R) in August 1997. On September 30, 1997, the Company announced the results of the trial. An analysis of the trial data indicated that a statistically significant difference between Therafectin (R) and placebo in the percentage of patients achieving the overall composite efficacy index had not been realized. However, in an important secondary efficacy variable, there was a highly statistically significant difference between Therafectin (R) and placebo in reducing the number of swollen joints in patients. Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the overall composite efficacy index. Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for "meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consequently, the Company believes that these results, combined with those of two previous Phase III trials, one of which was statistically significant on an overall basis, demonstrate the therapeutic capabilities of Therafectin (R). The Company plans to convene a panel of independent rheumatologists to provide input to management in determining the future strategy for Therafectin. The Company will consider the submission to the FDA of an amendment to the previously submitted New Drug Application ("NDA") seeking marketing approval for Therafectin (R) and/or whether to engage in an additional Phase III clinical trial. Before any commercially viable product from Therafectin (R) may be developed, and any revenue generated therefrom, the Company currently expects that between $1.0 million and $3.0 million of additional future expense will be necessary (depending upon whether an additional trial is conducted). There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin (R), the Company may be required to write off all or some portion of the $3.5 million asset value attributable to Therafectin (R) as reflected on the Company's balance sheet.
     General and administrative expenses were $1,550,950 during the nine months ended September 30, 1997 as compared with $1,994,191 during the comparable 1996 period. This decrease was primarily due to (i) the incurrence, during the 1996 period, of contractual obligations totaling $175,000 associated with the employment contract between the Company and its Chief Executive Officer and (ii) lower professional services costs.

     Net interest income was $872,168 during the nine months ended September 30, 1997 as compared with net interest income of $437,892 during the nine months ended September 30, 1996. Interest income totaled approximately $874,606 during the 1997 period as compared to approximately $768,411 during the comparable 1996 period. Interest expense totaled approximately $2,438 during the 1997 period as compared to approximately $330,519 in the comparable 1996 period. The higher amount of interest income recognized during the 1997 period primarily related to higher average cash and investment balances associated with the Company raising net proceeds of approximately $25.7 million from two private placements completed in the first half of 1996. The interest expense incurred during the 1996 period related to (i) the issuance of $2.175 million of notes payable during the first quarter of 1995, (ii) the issuance of $1.0 million of convertible subordinated debentures during the fourth quarter of 1995, and (iii) the amortization of the debt issuance costs associated with both financings.
The debentures were converted into common stock in February 1996 and the Company paid the remaining principal on the notes payable at the beginning of the second quarter of 1996.

  Liquidity and Capital Resources

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 500,000 shares of common stock (See Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1996). In the future, the Company's ability to meet, and the level of, its working capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies. All of these factors involve risk, can not be predicted with accuracy, and are not entirely in the Company's control.


  At September 30, 1997, the Company had available cash, cash equivalents and short term investments of approximately $16.1 million and working capital of approximately $14.9 million. The Company believes that the level of financial resources available at September 30, 1997 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

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

             (a) Exhibits.

                 None.


ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K.
             --------------------------------

             (a) Exhibits.

                 None.


             (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1997 and through November 12, 1997.


                    Date of Report    Item rreported
                    --------------    -------------

               1     July 7, 1997          5, 7

               2     July 16, 1997         5, 7

               3     August 18, 1997       5, 7

               4     September 30, 1997    5, 7

               5     October 20, 1997      5, 7

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



                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE: November 12, 1997               /S/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)