Form 10-K405
period 1997-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1998-03-31
CIK 94784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-6533

                          BOSTON LIFE SCIENCES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              87-0277826
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

 31 NEWBURY STREET, SUITE 300 BOSTON,
             MASSACHUSETTS                              02116
    (ADDRESS OF PRINCIPAL EXECUTIVE                  (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (617) 425-0200

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    COMMON STOCK, PAR VALUE $.01 PER SHARE
          WARRANTS TO PURCHASE COMMON STOCK, PAR VALUE $.01 PER SHARE
                   SERIES A PREFERRED STOCK PURCHASE RIGHTS
                               (TITLE OF CLASS)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (((S)) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq Small Cap Market on March 24, 1998, the aggregate market value of the 12,969,718 outstanding shares of voting stock held by nonaffiliates of the Registrant was $25,128,829.

  As of March 24, 1998, there were 13,024,489 shares of the Registrant's Common Stock issued and outstanding, and Warrants to purchase 5,716,502 shares of Common Stock issued and outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference in this report on Form 10-K: The Company's Definitive Proxy Statement dated April 24, 1998 for the Company's Annual Meeting of Stockholders to be held on May 22, 1998 (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

  The description of the business of Boston Life Sciences, Inc. ("BLSI" or the "Company") that follows contains certain forward-looking statements on the Company's prospects for its pharmaceutical development activities and results of operations based on current management expectations. For a description of meaningful factors which could cause future results to differ materially from such expectations, see "Business--Products under FDA Review", "Business-- Products in Clinical Trials", "Business--Preclinical Development Programs", "Business--Licensing Agreements", "Business--Patents", "Business--Corporate Alliances", "Business--Obtaining FDA and Other Governmental Approvals", and "Other Business Risks" in Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

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

  In general, the Company's corporate strategy is to seek to (i) fund the early development of its compounds in preclinical development and (ii) enter into corporate partnering arrangements with established pharmaceutical or biotechnology companies to support the continued development of its compounds and the marketing of any products as and to the extent they receive government approval. Additionally, since the Company does not currently own any laboratory or manufacturing facilities, it contracts for such services and intends to continue to do so.

  The Company currently is developing six technologies in its product portfolio. Therafectin, a potential treatment for rheumatoid arthritis, was acquired as a result of the Merger. The balance of the Company's technologies currently under development were invented or discovered by researchers working at Harvard University and its affiliated hospitals ("Harvard and its Affiliates") and have been licensed to BLSI.

PRODUCTS UNDER FDA REVIEW

 1. Therafectin (R) (AMIPRILOSE HCL)

  Therafectin is a synthetic molecule developed for the treatment of Rheumatoid Arthritis which affects approximately 2.5 million individuals in the U.S. It has been estimated that the total U.S. market for Rheumatoid Arthritis drug sales is approximately $2.0 billion per year. Therafectin has undergone extensive preclinical and clinical testing in which the molecule has been demonstrated to be safe and well-tolerated. A New Drug Application ("NDA") was initially filed with the Food and Drug Administration ("FDA") in 1993 by Greenwich.

  The Company's latest 20 week, double-blind, placebo-controlled Phase III trial included approximately 220 patients, and was conducted at 25 centers across the United States. The trial was designed to closely resemble Greenwich's 200 patient Phase III RA-9 trial which demonstrated with statistical significance that Therafectin was more effective than placebo. The trial was completed in August 1997, and on September 30, 1997, the Company announced preliminary results. The primary efficacy variable (similar to the Greenwich RA-9 trial) was "Therapeutic Success", defined as a return to baseline or better in the number of painful joints, swollen joints, and global assessments at the final visit. The secondary efficacy variables were the number of painful joints, the number of swollen joints, the patient's global assessment, and the physician's global assessment (among others). The results were analyzed on an Intent to Treat (ITT), Last Observation Brought Forward (LOBF) basis.

  The preliminary analysis of the results did not demonstrate a statistically significant difference between Therafectin and placebo in the percentage of patients achieving "Therapeutic Success". These results indicated that 40% of patients receiving Therafectin and 33% of patients receiving placebo achieved "Therapeutic Success". However, in centers that enrolled at least ten patients (about half of the patient population), 48% of Therafectin patients achieved "Therapeutic Success" as compared to 29% of placebo patients. Further, among the secondary efficacy variables, the improvement in the number of swollen joints in patients receiving Therafectin was highly statistically significantly better than in those patients receiving placebo (p<0.007). Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the primary efficacy variable (Therapeutic Success). Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for "meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consistent with the previously established excellent safety profile of Therafectin, there were no significant adverse events attributable to Therafectin during the course of the study. In view of the excellent safety profile of Therafectin, and the previous statistically significant successful trial combined with at least three supportive trials (previously completed by Greenwich), the Company convened an advisory panel of clinical rheumatologists to seek input and advice regarding whether to proceed with the submission of an amendment to the pending NDA seeking approval for the drug.

  In January 1998, the Company announced its intention to seek marketing approval for Therafectin based upon the cumulative data obtained from the trial and the input provided by its advisory panel of clinical rheumatologists. The consensus of the advisory panel was that the cumulative safety and efficacy data on Therafectin justified its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. The Company also reported that further analysis of the trial data strongly suggested the therapeutic efficacy of Therafectin. Applying the widely-accepted "Paulus" criteria of therapeutic efficacy (at least a 20% improvement in 4 of 6 measures: joint tenderness scores, joint swelling scores, physician's and patient's global assessment, erythrocyte sedimentation rate (ESR), and morning stiffness), there was a highly statistically significant difference in the percentage of Therafectin patients meeting the Paulus criteria for therapeutic efficacy as compared to the percentage of placebo patients meeting the Paulus criteria (p<0.02). Among the predefined secondary efficacy variables, the reduction in the number of swollen joints, the ESR results, Functional Class scores, and the CLINHAQ (a quality of life measurement) were statistically significant in favor of Therafectin. In addition, after withdrawing non-steroidal medication, clinical secondary variables returned to baseline or better in the Therafectin group, while remaining statistically significantly worse than baseline in the placebo group. Applying the American College of Rheumatology (ACR) "50% improvement" criteria to the number of swollen joints, 36% of Therafectin patients experienced at least a 50% decrease in the number of swollen joints compared to 23% of placebo patients resulting in a statistically significant difference (p<0.04). Finally, in the subgroup of patients (about half the total number) entering the study with greater than the median number of swollen joints
(ten), the primary and secondary variables specified in the trial protocol were statistically significant. The Company believes that statistically significant improvement in the important clinical variables related to joint swelling, functional class, and "quality of life" experienced by the Therafectin patients demonstrates the clinical efficacy of Therafectin. Because the beneficial effect is most obvious on joint swelling, the Company believes that the other improvements are secondary to Therafectin's apparent ability to favorably impact the underlying disease. A scientific manuscript summarizing the data from the trial has been submitted to a premier peer-review medical journal for consideration for publication.

  The Company believes that the efficacy and safety of Therafectin as demonstrated in several clinical trials merit FDA approval. The Company plans to file an amendment to the NDA for Therafectin in the second quarter of 1998 and hopes to meet with the FDA's Arthritis Advisory Committee in the fourth quarter of 1998. The Company expects to receive a decision from the FDA in late 1998 or early 1999, although there can be no assurance that a decision will be rendered by such time. If approved, the Company expects to seek to commence product sales within six months of receiving approval. The Company also expects that after such approval, the Company would be able to enter into a marketing, manufacturing, and distribution agreement with an established pharmaceutical or biotechnology company to support the sale of Therafectin. Under such an agreement, the Company would receive royalties based upon product sales. There can be no assurance, however, that the FDA will approve Therafectin, or if Therafectin is approved, that the Company will be able to successfully manufacture, market, and distribute Therafectin, or to enter into a licensing and strategic alliance on acceptable terms.

PRODUCTS IN CLINICAL TRIALS

 1. Altropane(TM)

  Parkinson's Disease is a chronic, irreversible, neurodegenerative disease generally afflicting those over 50. It is caused by a marked decrease in the number of dopamine terminals in specific areas of the brain. Inadequate production of dopamine causes the classic PD symptoms of resting tremor, muscle retardation, and rigidity. Altropane is a /123/I-based nuclear medicine imaging agent that the Company believes may be useful in the diagnosis of PD in its early stages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. PD afflicts about 250,000-500,000 Americans and about 4 million individuals worldwide. The number of individuals having PD is expected to grow substantially as life expectancy grows worldwide.

  In July 1996, the Company completed a physician-sponsored Phase I/II study of Altropane. In the Phase I portion of the study, Altropane was administered to ten healthy normal volunteers in order to determine safety and brain image quality. The Phase II portion of the study was designed to test Altropane's ability to detect changes in the number of dopamine transporters in the brain in nine patients with clinically diagnosed PD. The study was carried out at the Massachusetts General Hospital ("MGH") under the guidance of Dr. Alan Fischman, chief of nuclear medicine at the MGH.

  The Company believes that the results from this study provided substantial evidence that Altropane is a safe, accurate, and convenient agent to image the dopamine transporter system in the brain. Quantitative data from this study also indicated that the number of dopamine transporters in the affected region of the brain can be obtained within 90 minutes of injection. The use of Altropane together with SPECT brain scanning appeared to demonstrate a greater than 70% loss of dopamine transporters in patients with mild clinical disease and an even greater loss in patients with more severe disease. In one patient in whom the diagnosis of PD was in dispute, physicians using Altropane were able to demonstrate that the patient did not in fact have PD.

  Based upon the results of the physician-sponsored Phase I/II study, the Company filed an IND application in November 1996 seeking permission to conduct full scale clinical trials of Altropane. In January 1997, the FDA notified the Company that it could proceed with the trials. The Company initiated its Phase I clinical trial in the second quarter of 1997 and completed the Phase I trial in February 1998. The Company expects to commence Phase II studies in April 1998 and to complete its Phase III trial by the end of 1998, although there can be no assurance that this timing in fact will be met.

  In June 1997, three separate scientific papers pertaining to the use of Altropane in the diagnosis of Parkinson's Disease were presented by scientific collaborators of the Company at the 44th Annual Meeting of the Society of Nuclear Medicine in San Antonio, Texas. The first two papers presented, "Clinical Evaluation of Parkinson's Disease by SPECT with I-123 Altropane," and "Rapid Detection of Parkinson's Disease by SPECT with Altropane: A Selective Ligand for Dopamine Transporters," detailed the results of clinical studies conducted with 15 subjects, seven of whom were healthy volunteers and eight of whom suffered from Parkinson's Disease. In the healthy volunteers, the studies demonstrated that Altropane accumulated rapidly and selectively in the dopamine transporters in the brain and yielded high quality images within an hour after injection. In patients suffering from Parkinson's Disease, the studies showed that the accumulation of Altropane was markedly reduced which is consistent with a diagnosis of the disease. The results of these studies provide further evidence that I-123 Altropane is a highly useful SPECT ligand for imaging dopamine receptors in the human brain. The results of the studies also indicate that the high selectivity and rapid accumulation of Altropane in the dopamine transporters appears to allow for the accurate diagnosis of Parkinson's Disease in less than two hours after injection. The third paper, "The SPECT Ligand Altropane Effectively Detects Parkinson's Disease in Human Putamen," detailed scientists' work with Altropane in post mortem human brains, evidencing its ability to bind to dopamine transporters. Altropane binding sites were reduced by more than 80 percent in the putamen of persons who had Parkinson's Disease thereby supporting the Company's belief in the selectivity of Altropane for the dopamine transporter in the human brain.

  In October 1996, the Company acquired the rights to a technetium-based imaging agent, Technepine, together with supporting technology, also for the potential diagnosis of PD. The Company believes that such a technetium-based agent could eventually supplement Altropane in the PD diagnostic market and thus could potentially represent a "second generation" radioimaging agent for the diagnosis of PD. Technepine is in the early stages of preclinical development and substantial additional work needs to be completed prior to the commencement of human clinical testing.

PRECLINICAL DEVELOPMENT PROGRAMS

 1. MHC Class II Expression

  Autoimmune diseases are characterized by the production of antibodies directed against the body's own tissues, and the consequent destruction of those tissues by the body's immune cells. Central to the pathogenesis of these diseases is the expression of MHC (Major Histocompatibility Complex) class II DR molecules on the surface of antigen-presenting cells that are found within the tissues that are attacked in autoimmune disease. The cause of this expression of the MHC DR molecules is not known but it appears that the expression of these molecules plays a role in triggering the immune system to attack these tissues. The Company is seeking to develop a means to specifically inhibit MHC DR expression. Inhibition of DR expression might provide a specific treatment for autoimmune diseases, and because of its specificity, this treatment might be relatively free of side effects.

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

  In June 1995, the Company entered into a research and development collaboration agreement (the "Agreement") with the U.K. company, Zeneca Pharmaceuticals, Inc. ("Zeneca"). Under the terms of the Agreement, which originally would have expired in June 1997, Zeneca provided funds for a two year period to support the research and development of this technology. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enables Zeneca to acquire the product development rights to the Company's technology. Zeneca requested, and was granted, an extension, until May 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. Zeneca has indicated that it has identified a number of potential inhibitors from its small molecule collection and expects to further narrow its selection of potential lead compounds during the second quarter of 1998. If Zeneca elects to continue product development following completion of screening, the Company will receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration. There can be no assurance, however, that Zeneca will exercise its product development option, or if Zeneca does exercise its option, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

 2. Troponin

  Troponin is a naturally occurring protein that appears to inhibit new blood vessel formation. Angiogenesis (new blood vessel formation) plays a key role in the growth and spread of solid tumors throughout the body because cancerous tumors require new blood vessels in order to grow and metastasize. The Company intends to develop Troponin for the treatment of solid tumors and other diseases of neovascularization, including rheumatoid arthritis and numerous eye diseases. BLSI's collaborating scientists at The Children's Hospital Corporation of Boston ("Children's") have successfully purified and cloned this protein.

  In January 1997, the Company reported that Troponin appears to significantly inhibit tumor growth in mice. In the animal model laboratory experiment, human prostate tumors were implanted subcutaneously into the backs of mice and allowed to grow to a uniform size. Half the mice were then treated with Troponin for 28 days during which time the growth of the tumors were measured. The other half of the mice served as untreated controls. In the untreated control mice, tumors continued to grow in a linear fashion, reaching approximately four times their original volume after 28 days. In contrast, treated mice exhibited a very significant inhibition in the growth of their tumors. Furthermore, treated mice demonstrated no significant growth in their tumors after approximately fourteen days of treatment, while the tumors in the untreated mice continued to grow at a rapid rate throughout the 28-day period. Additional experiments were completed in June 1997 with similar results. In these studies, human breast cancer was implanted into nude mice and recombinant Troponin was then administered subcutaneously over a 28-day period. The results again indicated that tumor growth in the treated animals was significantly inhibited compared to tumor growth in the control mice.

  In July 1997, the Company completed studies which also demonstrated Troponin's effectiveness in animal models of corneal neovascularization. Based on these results, the Company plans to expand its preclinical development program to include potential ophthalmic indications for Troponin. The Company plans to review additional animal models of corneal and retinal neovascularization to work on clarifying dosing and formulation issues.

  The Company has completed a "scale-up" manufacturing process for Troponin and, as a result, should be able to produce sufficient quantities of material using the FDA-required "current good manufacturing processes" ("GMP") for clinical trials of Troponin. The material will also be used for the final preclinical studies necessary for the filing of an Investigational New Drug
(IND) application with the FDA. The Company's objective is to file an IND in 1998 and to initiate clinical trials as early as possible thereafter. A scientific paper detailing the discovery of Troponin I as a native, cartilage-derived, anti-angiogenic factor has been submitted for publication by the Company's collaborating scientists in a leading peer-review journal.

 3. Axogenesis Factor 1 (AF-1)

  Axogenesis Factor 1 (AF-1) is a nerve growth factor that the Company believes promotes axon outgrowth from central nervous system (CNS) cells. This property is significant, since the zone of partial injury surrounding the central necrotic zone contains live but damaged nerve cells that have lost their axons. AF-1 would potentially salvage these partially injured cells, thereby resulting in some recovery of function. The Company hopes that AF-1 could provide a "regenerative" treatment for stroke, spinal cord injury and other CNS degenerative diseases. The rationale for pursuing these indications is that AF-1 acts by promoting growth of nerve cell projections. These projections are the most sensitive to injury and they regress if the nerve cell is stressed but still alive. Thus the cells on the periphery of the injury may still be alive but with axons that have regressed. The Company expects that AF-1 might promote the regrowth of these axons and presumably allow them to reestablish physiologic connections with neighboring cells.

  The annual incidence of stroke in the U.S. is approximately 500,000 with more than 3,000,000 stroke survivors currently alive. The incidence of traumatic brain injury is approximately 50,000 annually. The incidence of spinal cord injury is approximately 10,000 cases annually. Treatment for these conditions is presently limited to hemodynamic support, steroids to reduce inflammation, and, in the case of stroke, the correction of predisposing hematological abnormalities.

  Since the discovery of AF-1, the Company's collaborating scientists believe that they have purified AF-1, and are in the process of sequencing the molecule.

  In October 1997, the Company announced that in initial in vivo experiments, AF-1 appeared to stimulate regeneration of the optic nerve in mice. In these experiments, two weeks following surgical transection of the optic nerve, the eyes were dissected and examined for optic nerve regeneration. In the group treated with AF-1, all eyes showed evidence of optic nerve axon regeneration, whereas in the control group, none of the eyes showed evidence of optic nerve regeneration. These results, though preliminary, represent an extremely important "Proof of Principle" milestone in confirming the potential of AF-1 to promote in vivo regeneration in the CNS. The Company believes that this is the first time that a single, naturally-occurring nerve growth factor has been reported to regenerate CNS axons in an animal model of CNS injury.

  In December 1997, the Company announced that its collaborating scientists had discovered a second axonal growth factor in connection with its nerve regeneration program. The Company believes that the discovery of this naturally occuring molecule provides further evidence that neurons in the central nervous system may be capable of regenerating axonal connections between cells.

 4. C-MAF

  In June 1996, the Company acquired the rights to a transcription factor called C-MAF which has been shown, in preclinical in vitro tests, to regulate the switching of T helper 1 (Th1) cells into T helper 2 (Th2) cells. The Company believes that the ability to switch Th1 cells into Th2 cells (and vice versa) may be significant in the treatment of autoimmune diseases and allergies.

  The discovery of and potential role for this factor was the subject of a lead article in the June 28, 1996 edition of Cell. When C-MAF was inserted into Th1 cells, they transformed themselves into Th2 cells. The Company's collaborating scientists have since accomplished the stable transfection of a large proportion of T cells in culture, which is the first step in creating a gene therapy product for clinical use. In a "Proof of Principle" experiment, C-MAF was inserted into a fertilized mouse egg. The T cells of the fully developed animal all appeared to be of the Th2 subtype, thereby providing evidence that one can transform an animal's T cells in vivo. Animal experiments are currently underway in an attempt to demonstrate that autoimmune disease might be successfully treated using this approach. In addition, the Company's scientists believe that they have identified the C-MAF promoter, which could represent an ideal target for the development for small molecule inhibition of the allergic/autoimmune response. A product based upon a successful program in this area would potentially address a large cross-section of autoimmune and allergic diseases.

  In addition to C-MAF, a second factor, called NIP-45, has been discovered which appears to synergize with C-MAF and other factors to significantly boost transcription of the IL4 gene in Th2 cells. Thus, a gene therapy strategy focused on either inserting C-MAF alone, or C-MAF together with NIP-45, could potentially yield a powerful therapeutic product for the treatment of severe autoimmune diseases, although results to date are preliminary.

  The approach to the treatment for allergies requires the development of an inhibitor to C-MAF, NIP-45, or both, in order to decrease the number of Th2 cells and to restore the proper balance between the numbers of Th1 and Th2 cells at the site of inflammation. In the case of asthma and hay fever, the optimal formulation would be a small molecule that could be delivered via aerosol to the lung where it would be incorporated into the Th2 cells surrounding the bronchi. The Company expects to identify and collaborate with a corporate partner in the development of such a small molecule inhibitor, although there can be no assurances in that regard.

COLLABORATIVE RESEARCH AGREEMENTS

  Most of the Company's technologies currently under development were invented or discovered by researchers working at Harvard and its Affiliates. With respect to all of its technologies, the Company has funded the research and development of these technologies through a variety of sponsored research and licensing agreements with the collaborating institution. The Company anticipates that, to the extent funds are available, it will continue to fund its research and development work in this manner by entering into sponsored research agreements, licensing agreements, and contracts with certain contract research organizations.

  Each of the Company's collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with the collaborating institution, primarily Harvard and its Affiliates. In addition, the Company may enter into consulting, advisory, and related arrangements with other scientific, research and development professionals whom the Company believes can assist the Company in the development of its technologies. A summary of the principal scientific, research and development professionals associated with the Company, and a composite of their professional background and affiliations is as follows:

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

  The Company has entered into a number of exclusive worldwide licenses of patent applications covering the technologies currently under development. These licenses are secured through the collaborating institutions where such technologies were invented or discovered (generally Harvard and its Affiliates), and generally include the right to sublicense, to make, use or sell, products or processes resulting from the development of these technologies. The licensing agreements generally require the payment of an initial licensing fee as well as additional payments upon the attainment of development milestones, as defined in each respective agreement. The licensing agreements also provide for the payment of a royalty to the collaborating institution based upon the sales of any resulting products by the Company or its sublicensees. The Company also usually has a first option to license additional technologies invented or discovered during the course of related research programs funded by the Company. There can be no assurance that such research will lead to the discovery of new technologies or that the Company will be able to obtain a license with respect to such newly discovered technologies on acceptable terms, if at all.

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

  There can be no assurance that patent applications owned by, or licensed to, the Company will be issued or that, if issued, the Company's patents will be valid or that they will provide the Company with meaningful protection against competitors or with a competitive advantage. There can be no assurance that the Company will not need to acquire licenses under patents belonging to others for technology potentially useful or necessary to the Company and there can be no assurance that such licenses will be available to the Company on acceptable terms, if at all. Moreover, there can be no assurance that any patent issued to or licensed by the Company will not be infringed upon or circumvented by others. In particular, if the Company is unable to obtain issuance of a patent with broad claims, a competitor may be able to design an alternative treatment that is covered by valid patent claims.

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

CORPORATE ALLIANCES

  In June 1995, the Company entered into a research and development collaboration agreement (the "Agreement") with the U.K. company, Zeneca Pharmaceuticals, Inc. ("Zeneca"). Under the terms of the Agreement, which originally would have expired in June 1997, Zeneca provided funds for a two year period to support the research and development of this technology. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enables Zeneca to acquire the product development rights to the Company's technology. Zeneca requested, and was granted, until May 1998, an extension to complete the screening of its molecule collection before deciding if it will exercise its product development rights. Zeneca has indicated that it has identified a number of potential inhibitors from its small molecule collection and expects to further narrow its selection of potential lead compounds during the second quarter of 1998. If Zeneca elects to continue product development following completion of screening, the Company will receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration. There can be no assurance, however, that Zeneca will exercise its product development option, or if Zeneca does exercise its option, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

SCIENTIFIC ADVISORY BOARD

  BLSI has organized a Scientific Advisory Board, which currently consists of five members (the "Scientific Advisors"). The Scientific Advisors have extensive experience in fields related to BLSI's fields of research. The Scientific Advisors may be asked to review and evaluate the research programs of the Company, to provide advice with respect to technical matters in fields in which it is involved, and to recommend personnel to the Company.

  The Scientific Advisors are employed by or have consulting agreements with other entities, some of which may conflict or compete with the Company, and the Scientific Advisors are expected to devote only a minor portion of their time to the Company. With the exception of the members of the Scientific Advisory Board who are also consultants to the Company or its subsidiaries, the Scientific Advisors are not expected to participate actively in the Company's activities or in the development of its technologies. Certain of the institutions with which the Scientific Advisors are affiliated may have regulations or policies which limit the ability of such personnel to act as consultants or in other capacities for a commercial enterprise. Regulations or policies not in effect and adopted in the future might limit the ability of the Scientific Advisors to consult with the Company.

  Furthermore, no inventions or processes discovered by the Scientific Advisors will become the property of BLSI but will remain the property of such persons' full-time employers, other than those inventions or processes that may be covered by consulting agreements between the Company and such advisors. In addition, the institutions with which the Scientific Advisors are affiliated may make available the research services of their scientific and other skilled personnel, including the Scientific Advisors, to entities other than the Company pursuant to sponsored research agreements with others. Under such sponsored research agreements, such institutions may be obligated to assign or license patents and other proprietary information which may result from research sponsored by an entity other than BLSI, including research performed by a Scientific Advisor for a competitor of the Company.

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

MANUFACTURING

  The Company currently has no manufacturing facilities for either clinical trial or commercial quantities of any of its products. To date, the Company has obtained the limited amount of quantities required for clinical trials from contract manufacturing companies. The Company intends to continue to utilize contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and commercial sale. As a result of these contract manufacturing arrangements, the Company will depend upon third parties to produce and deliver products in accordance with all applicable FDA and other governmental regulations. There can be no assurance that such parties will perform their obligations in a timely fashion and that any failures by such third parties would not cause a delay in clinical trials, commercialization of products, or the ability to supply the market.

OBTAINING FDA AND OTHER GOVERNMENTAL APPROVALS

  The Company's products and its manufacturing and research activities are and will be subject to varying degrees of regulation by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates pharmaceutical products, including their manufacture and labeling. Prior to marketing, any product developed by the Company must undergo an extensive regulatory approval process which includes preclinical and clinical testing of such product to demonstrate its safety and efficacy. This regulatory process can require many years and the expenditure of substantial resources. Data obtained from preclinical and clinical trials are subject to varying interpretations, which can delay, limit or prevent FDA approval.

  None of the Company's product candidates, preclinical compounds or other technologies have been approved for marketing by the FDA or its international equivalent. The Company cannot predict all relevant regulatory requirements or issues that may arise with respect to its current and future products. Changes in existing laws, regulations, policies or interpretations of prior events could prevent the Company or its licensees, licensors or collaborators from, or could affect the timing of, achieving compliance with regulatory requirements including obtaining current and future regulatory clearances, where necessary. Federal and state laws, regulations and policies are subject to change with possible retroactive effect, and depend heavily on administrative policies and interpretations. There can be no assurance that any changes with respect to Federal and state laws, regulations and policies, and particularly, with respect to FDA and other such regulatory bodies, will not have a material adverse effect on the Company.

  The process of obtaining FDA clearances can be time-consuming and expensive, and there is no assurance that such clearances will be granted or that the FDA review process will not involve delays that materially and adversely affect the testing, marketing and sale of the Company's products. Similar delays may be encountered in foreign countries. Moreover, regulatory clearances for new products, even if granted, may include significant limitations on the uses for which such products may be marketed. In addition, even if regulatory approval is obtained, any marketed product and its manufacturer are subject to continual review and any discovery of previously unrecognized problems with a product or manufacturer could result in the suspension or limitation of approvals. There can be no assurance that any clearances that are required, once obtained, will not be withdrawn or that compliance with other regulatory requirements can be maintained to the degree that the Company may have already complied.

COMPETITION

  The pharmaceutical industry is highly competitive and research on the causes of, and possible treatments for, rheumatoid arthritis, cancer, Parkinson's Disease, central nervous system disorders and autoimmune diseases are developing rapidly. The Company competes with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than those of the Company. Some companies with established positions in the pharmaceutical industry may be better equipped than the Company to develop and market products based on the application of new technologies for the treatment of these diseases. A significant amount of research in the field is also being carried out at universities and other not-for-profit research organizations. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These institutions may also market competitive commercial products on their own or through joint ventures and may compete with the Company in recruiting highly qualified scientific personnel.

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

ADDITIONAL BUSINESS RISKS

 Early Stage of Development; History of Operating Losses; Anticipation of Future Losses

  The Company is a development stage company. It has generated no revenues from product sales, and it does not expect to generate revenue from product sales. As of December 31, 1997, the Company's accumulated deficit was approximately $33 million. To date, the Company has dedicated most of its financial resources to the research and development of products, general and administrative expenses, and the prosecution of patents and patent applications. The Company expects to incur significant operating losses for at least the next twelve months, and possibly longer, primarily due to the expansion of its research and development programs, including preclinical studies and clinical trials, and costs associated with the commercialization of its products, if regulatory approvals are received. The Company's ability to achieve profitability will depend, among other things, on successfully completing development of its products, obtaining regulatory approvals, establishing manufacturing, sales and marketing capabilities or collaborative arrangements, and raising sufficient funds to finance its activities. There can be no assurance that the Company will be able to achieve profitability or that profitability, if achieved, can be sustained. See "Selected Financial Data" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Future Capital Needs; Uncertainty of Additional Funding

  The Company has experienced negative cash flows from operations since its inception and has funded its activities to date primarily from equity financings. The Company has expended, and will continue to require, substantial funds to continue research and development, including preclinical studies and clinical trials of its products, and to commence sales and marketing efforts if FDA and other regulatory approvals are obtained. The Company expects that its existing capital resources will be sufficient to fund its capital requirements through at least the next twelve months, and possibly longer. Thereafter, the Company may need to raise substantial additional capital to fund its operations. The Company's capital requirements will depend on many factors, including the problems, delays, expenses and complications frequently encountered by development stage companies; the progress of the Company's research, development and clinical trial programs; the Company's ability to satisfy the extent and terms of any future collaborative research, manufacturing, marketing or other funding arrangements; the costs and timing of seeking regulatory approvals of the Company's products; the Company's ability to obtain regulatory approvals; the success of the Company's sales and marketing programs; costs of filing, prosecuting and defending and enforcing any patent claims and other intellectual property rights; and changes in economic, regulatory or competitive conditions of the Company's planned business. Estimates about the adequacy of funding for the Company's activities are based on certain assumptions, including the assumption that testing and regulatory procedures relating to the Company's products can be conducted at projected costs. There can be no assurance that changes in the Company's research and development plans, acquisitions, or other events will not result in accelerated or unexpected expenditures. To satisfy its capital requirements, the Company may seek to raise additional funds in the public or private capital markets. The Company's ability to raise additional funds in the public or private markets will be adversely affected if the results of its current or future clinical trials are not favorable. The Company may seek additional funding through corporate collaborations and other financing vehicles. There can be no assurance that any such funding will be available to the Company on favorable terms, if at all. If adequate funds are not available, the Company may be required to significantly curtail one or more of its research or development programs, or it may be required to obtain funds through arrangements with future collaborative partners or others that may require the Company to relinquish rights to some or all of its technologies or products. If the Company is successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of the holders of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Potential Product Liability; Availability of Insurance

  The Company risks exposure to product liability claims if the use of its products is alleged to have an adverse effect on subjects or patients. This risk exists for products tested in human clinical trials as well as products that are sold commercially. There can be no assurance that product liability claims, if made, would not result in a recall of the Company's products or a change in the indications for which they may be used. The Company maintains product liability insurance coverage for claims arising from the use of its products in clinical trials. There can be no assurance that this coverage will be adequate to cover claims. Product liability insurance is becoming increasingly expensive, and no assurance can be given that the Company will be able to maintain such insurance, obtain additional insurance, or obtain insurance at a reasonable cost or in sufficient amounts to protect the Company against losses that could have a material adverse effect on the Company.

 Dependence on Key Personnel

  The success of the Company depends in large part on the Company's ability to attract and retain highly qualified scientific and management personnel. The Company faces competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no assurance that the Company will be successful in hiring or retaining key personnel.

 Year 2000 Compliance

  The Company does not use computers extensively in its operations. To the extent that the Company uses software applications which contain source code that is unable to interpret appropriately the upcoming calendar year "2000", some level of modification or, more likely, the replacement of such applications will be necessary. The Company is currently in the process of completing the identification of software applications that are not "Year 2000" compliant and expects to make appropriate responses to address any issue identified. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations.

EMPLOYEES

  As of March 24, 1998, the Company employed 12 individuals full-time, of whom four hold Ph.D. or M.D. degrees. None of the Company's employees is covered by a collective bargaining agreement. The Company believes its employee relations are good.

ITEM 2. PROPERTIES.

  The Company's administrative offices are located in Boston, Massachusetts. The lease on this 3,500 square foot facility expires on June 30, 1999 and can be renewed by the Company for additional three year periods. In addition, the Company has 4,000 square feet of warehouse space in Horsham, Pennsylvania. This lease will terminate on March 31, 1999. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company builds its own laboratory space or undertakes manufacturing operations. The Company, however, has no present intention to develop such capabilities for its technologies.

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

   NAME                       AGE                     POSITION
   ----                       ---                     --------
S. David Hillson, Esq. ...... 57  Chairman of the Board of Directors, President
                                   and Chief Executive Officer
Marc E. Lanser, M.D. ........ 49  Executive Vice President and Chief Scientific
                                   Officer
Steve H. Kanzer, Esq. ....... 35  Secretary
Joseph Hernon, CPA........... 38  Chief Financial Officer

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

  MARC E. LANSER, M.D. Dr. Lanser has been Executive Vice President and Chief Scientific Officer and a member of the Board since June 1995. Prior to the Merger, Dr. Lanser held the same position with Old BLSI from November 1994. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of Old BLSI. Prior to assuming the position of President and Chief Executive Officer of Old BLSI, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed an NIH funded research project in immunology and received an NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

  STEVE H. KANZER, CPA, ESQ. Mr. Kanzer has been Secretary and a member of the Board since June 1995. Prior to the Merger, Mr. Kanzer held the same position with Old BLSI from October 1992. Mr. Kanzer is a Senior Managing Director-- Head of Venture Capital of Paramount Capital Investments, LLC, a firm specializing in organizing and providing capital for biotechnology acquisitions and startups, and Senior Managing Director of Paramount Capital, Inc., a New York-based investment banking firm. Mr. Kanzer is also a member of the board of directors of Atlantic Pharmaceuticals, Inc. and Endorex Corporation, both publicly traded biopharmaceutical companies, and Chairman of Discovery Laboratories, Inc., a privately held biopharmaceutical company. Due to the demands of these activities, Mr. Kanzer informed the Board that he wished to allow his term as a director to expire at the Company's 1998 Annual Meeting of Stockholders. He has also indicated that he will resign as the Company's Secretary as soon as a replacement is designated by the Board. From October 1991 until January 1995, Mr. Kanzer was the General Counsel of The Castle Group Ltd., a privately held biotechnology venture capital firm. Prior to joining Paramount Capital Investments, LLC and Paramount Capital, Inc. in 1991, Mr. Kanzer was an associate at Skadden, Arps, Slate, Meagher & Flom in New York City from 1988 to 1991. Mr. Kanzer received his J.D. from New York University School of Law and a B.B.A. from Baruch College.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol BLSI. From October 28, 1994, until the Merger was completed in June 1995, the Company's Common Stock was traded on the Nasdaq SmallCap Market under the symbol GRPI. Prior to October 28, 1994, the Company's Common Stock was traded on The Nasdaq National Market under the symbol GRPI.

  The following table sets forth the high and low sale prices for the Company's Common Stock by quarter for 1996 and 1997, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

                                                                HIGH      LOW
                                                              --------- --------
      1996
        First Quarter........................................ $20       $6 1/4
        Second Quarter.......................................  17 31/32  8 3/4
        Third Quarter........................................  12 1/2    6 7/8
        Fourth Quarter.......................................   9 3/8    5 5/16
      1997
        First Quarter........................................ $10       $6 1/4
        Second Quarter.......................................   7 1/2    4 13/16
        Third Quarter........................................   9        4 3/8
        Fourth Quarter.......................................   4 1/8    1 31/32

  On March 24, 1998, the closing sales price for the Common Stock was $1 15/16 per share. The number of stockholders of record of Common Stock on March 24, 1998 was approximately 6,763. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

  Recent sales of unregistered securities: During the year ended December 31, 1997, the Company issued 18,018 shares of common stock related to the exercise of outstanding warrants for which the Company received consideration in the amount of $31,500. In addition, the Company issued 13,761 shares of common stock related to the exercise of 14,100 warrants, of which 339 warrants were surrendered to finance the exercise price of the warrants. All such outstanding warrants had been issued prior to the year ended December 31, 1997, in transactions not involving a public offering.

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

                              PERIOD FROM INCEPTION        YEAR ENDED
                               (OCTOBER 16, 1992)   --------------------------
                                     THROUGH        DECEMBER 31,  DECEMBER 31,
                                DECEMBER 31, 1992       1993          1994
                              --------------------- ------------  ------------
STATEMENT OF OPERATIONS DATA
Revenues.....................       $       0       $         0   $         0
Operating expenses...........         294,805         2,260,874     2,609,068
Net loss.....................        (295,388)       (2,254,898)   (2,596,872)
Net loss per share...........       $   (0.19)      $     (0.78)  $     (0.66)
Weighted average number of
 shares outstanding..........       1,520,044         2,893,940     3,933,921

                                                                       PERIOD FROM
                                                                        INCEPTION
                                        YEAR ENDED                  (OCTOBER 16, 1992)
                          ----------------------------------------        THROUGH
                          DECEMBER 31,  DECEMBER 31,  DECEMBER 31,     DECEMBER 31,
                              1995          1996          1997             1997
                          ------------  ------------  ------------  ------------------
STATEMENT OF OPERATIONS
 DATA
Revenues................  $    416,940  $    200,000  $    83,060      $    700,000
Operating expenses......    13,462,322     7,047,399    9,202,664        34,877,132
Net loss, before
 preferred stock
 preferences............   (14,149,151)   (5,996,147)  (7,974,016)      (33,266,472)
Preferred stock
 preferences............           --   $(34,387,953)         --
Net loss available to
 common shareholders....   (14,149,151)  (40,384,100)         --
Basic and diluted net
 loss per share, before
 preferred stock
 preferences............  $      (2.23) $      (0.61) $     (0.64)
Per share effect of
 preferred stock
 preferences............           --          (3.48)         --
Basic and diluted net
 loss per share
 available to common
 shareholders...........  $      (2.23) $      (4.09) $     (0.64)
Weighted average number
 of shares outstanding..     6,347,993     9,880,222   12,378,219

                                                    DECEMBER 31,
                         ----------------------------------------------------------------------
                           1992       1993        1994         1995        1996        1997
                         ---------  ---------  -----------  ----------  ----------- -----------
BALANCE SHEET DATA
Total assets............ $ 314,136  $ 483,835  $   806,502  $6,585,101  $26,153,130 $18,578,969
Working capital.........  (262,725)  (145,178)  (1,518,571)   (297,303)  20,383,735  12,718,875
Long-term debt..........         0          0            0     658,735            0           0
Stockholders' equity
 (deficit)..............  (246,663)    42,374     (906,100)  1,185,802   24,100,406  16,587,165

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) the results from the Phase II/III clinical trials for Altropane, (ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration ("FDA") or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval of the amendment to the NDA for Therafectin, and to the commercial sale of any of the Company's proposed products, including Therafectin, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale,
(vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and
(vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

RESULTS OF OPERATIONS

 Overview

  On June 15, 1995, Greenwich Pharmaceuticals Incorporated ("Greenwich") acquired all of the outstanding common stock of Boston Life Sciences, Inc. ("Old BLSI") and merged with and into Old BLSI. Effective June 15, 1995, the merged company was renamed "Boston Life Sciences, Inc." (the "Company") and the management and Board of Directors of Old BLSI assumed management of the Company. The acquisition of Old

BLSI by Greenwich has been treated as a recapitalization of Old BLSI with Old BLSI as the acquiror (reverse acquisition). The historical financial statements prior to June 15, 1995 are those of Old BLSI.

  The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as rheumatoid arthritis, cancer, central nervous system disorders and autoimmune diseases. The Company anticipates that its (i) research and development and (ii) general and administrative costs will continue to increase as the Company attempts to gain regulatory approval for the commercial introduction of its proposed products. At December 31, 1997, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7.

 Year Ended December 31, 1997 and 1996

  The Company's net loss was $7,974,016 for the year ended December 31, 1997 as compared with $5,996,147, excluding preferred stock preferences of $34,387,953, for the year ended December 31, 1996. Net loss per common share totaled $.64 per share for 1997 as compared with $.61 per share, excluding the effect of preferred stock preferences which equaled $3.48 per share, for 1996. The higher loss in 1997 was primarily due to (i) lower revenues, (ii) increased research and development expenses, and (iii) higher costs associated with the completion of the Phase III clinical trial for Therafectin which began in March 1996 and ended in August 1997. The effect of these items were partially offset by (i) lower licensing fees, (ii) decreased general and administrative expenses and (iii) a reduction in interest expense.

  The net loss available to common shareholders for the 1996 period, including preferred stock preferences of $34,387,953, totaled $40,384,100. Net loss per common share for 1996, including $3.48 attributable to preferred stock preferences, totaled $4.09. In January and February 1996, the Company completed a private placement of Series A Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 and the warrants had a fair value of $5,998,107.

  Revenue was $83,060 during the year ended December 31, 1997 as compared with $200,000 during the year ended December 31, 1996. Revenue for both periods was attributable to the Agreement entered into with Zeneca in 1995. Under the terms of the Agreement, which originally would have expired in June 1997, Zeneca provided funds to support the research and development of certain technology. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enables Zeneca to acquire the product development rights to the Company's technology. Zeneca requested, and was granted, an extension until May 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. If Zeneca exercises its option and achieves certain product development milestones, the Company will receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration.

  Research and development expenses were $4,874,233 during the year ended December 31, 1997 as compared with $2,408,734 during the year ended December 31, 1996. This increase was primarily due to the Company incurring a higher level of research and development expenses for its existing technologies in 1997 as compared to 1996 related to the continued advancement of its clinical efforts, and, to a lesser degree, to an increase in the number of personnel supporting the Company's research and development activities. The majority of the Company's research and development expenses were, and will continue to be in 1998, sponsored research obligations paid to Harvard University and its affiliated hospitals.

  Licensing fees were $20,000 during the year ended December 31, 1997 as compared with $390,000 during the year ended December 31, 1996. The decrease primarily related to a decrease in the number of new technologies licensed to the Company in 1997 as compared to 1996, as well as lower costs to obtain such licenses. During 1997, the Company paid $20,000 to license one new technology as compared to $340,000 paid in 1996 for the rights to three new technologies. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During 1996, the Company made a milestone payment of $30,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

  Therafectin related expenses were $2,190,040 during the year ended December 31, 1997 as compared with $1,546,791 during the year ended December 31, 1996. The increased level of expenses in 1997 related to the higher average number of patients enrolled in the Company's Phase III clinical trial for Therafectin in 1997 as compared to 1996. The Company commenced its Phase III clinical trial in March 1996 and completed the trial in August 1997. On September 30, 1997, the Company announced the preliminary results of the trial. An analysis of the trial data indicated that a statistically significant difference between Therafectin and placebo in the percentage of patients achieving the overall composite efficacy index had not been realized. However, in an important secondary efficacy variable, there was a highly statistically significant difference between Therafectin and placebo in reducing the number of swollen joints in patients. Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the overall composite efficacy index. Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for "meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consistent with the previously established excellent safety profile of Therafectin, there were no significant adverse events attributable to Therafectin during the course of the study. In view of the excellent safety profile of Therafectin, and the previous statistically significant successful trial combined with at least three supportive trials (previously completed by Greenwich), the Company convened an advisory panel of rheumatologists to seek input and advice regarding whether to proceed with the submission of an amendment to the pending NDA seeking approval for the drug.

  In January 1998, the Company announced its intention to seek marketing approval for Therafectin based upon the cumulative data obtained from the trial and the input provided by its special panel of clinical rheumatologists. The consensus of this special advisory panel was that the cumulative safety and efficacy data on Therafectin justified its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. The Company also reported that further analysis of the trial data strongly suggested the therapeutic efficacy of Therafectin. Applying the widely-accepted "Paulus" criteria of therapeutic efficacy (at least a 20% improvement in 4 of 6 measures: joint tenderness scores, joint swelling scores, physician's and patient's global assessment, erythrocyte sedimentation rate (ESR), and morning stiffness), there was a highly statistically significant difference in the percentage of Therafectin patients meeting the Paulus criteria for therapeutic efficacy as compared to the percentage of placebo patients meeting the Paulus criteria (p<0.02). Among the predefined secondary efficacy variables, the reduction in the number of swollen joints, the ESR results, Functional Class scores, and the CLINHAQ (a quality of life measurement) were statistically significant in favor of Therafectin. In addition, after withdrawing non-steroidal medication, clinical secondary variables returned to baseline or better in the Therafectin group, while remaining statistically significantly worse than baseline in the placebo group. Applying the American College of Rheumatology (ACR) "50% improvement" criteria to the number of swollen joints, 36% of Therafectin patients experienced at least a 50% decrease in the number of swollen joints compared to 23% of placebo patients resulting in a statistically significant difference (p<0.04). Finally, in the subgroup of patients (about half the total number) entering the study with greater than the median number of swollen joints
(ten), the primary and secondary variables specified in the trial protocol were statistically significant. The Company believes that statistically significant improvement in the important clinical variables related to joint swelling, functional class, and "quality of life" experienced by the Therafectin patients demonstrates the clinical efficacy of Therafectin. Because the beneficial effect is most obvious on joint swelling, the Company believes that the other improvements are secondary to Therafectin's apparent ability to favorably impact the underlying disease.

  Before any commercially viable product from Therafectin may be developed, and any revenue generated therefrom, the Company currently expects that between $1.0 million and $2.0 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

  General and administrative expenses were $2,118,391 during the year ended December 31, 1997 as compared with $2,701,874 during the year ended December 31, 1996. This decrease was primarily due to lower professional services expenses.

  Interest income was $1,148,025 during the year ended December 31, 1997 as compared with interest income of $1,151,810 during the year ended December 31, 1996. Average cash and investment balances during 1997 were comparable to 1996. The interest income realized during both periods related to the Company raising net proceeds of approximately $25.6 million from two private placements completed in 1996. Interest expense totaled $2,437 during the year ended December 31, 1997 as compared to $300,558 during the year ended December 31, 1996. Interest expense incurred in 1996 included amounts related to (i) $2.175 million of notes payable, which were fully repaid on April 1, 1996,
(ii) $1.0 million of convertible debentures, which were converted to common stock in the first quarter of 1996, and (iii) the amortization of the discount and debt issuance costs on both debt instruments during the period outstanding in 1996.

  At December 31, 1997, the Company had net deferred tax assets of approximately $19.5 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development and Therafectin related expenses, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management believes that, at the present time, it is appropriate to conclude that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

 Year Ended December 31, 1996 and 1995

  The Company's net loss was $5,996,147, excluding preferred stock preferences of $34,387,953, for the year ended December 31, 1996 as compared with $14,149,151 during the year ended December 31, 1995. Net loss per common share totaled $.61 per share for 1996, excluding the effect of preferred stock preferences which equaled $3.48 per share, for 1996, as compared with $2.23 per share for 1995. The Company's operating loss for the year ended December 31, 1995 totaled $13,045,382 which included approximately $10.4 million of purchased research and development in-process which was expensed in conjunction with the Company's Merger with Greenwich on June 15, 1995. Exclusive of the purchased research and development in-process, the Company's operating loss increased from $2,623,838 for the year ended December 31, 1995 to $6,847,399 for the year ended December 31, 1996. The higher operating loss in 1996 was primarily due to (i) lower revenues, (ii) costs associated with the preparation and initiation of the Phase III clinical trial for Therafectin which began in March 1996, (iii) an increase in the number of technologies licensed to the Company by its collaborative partners and the resulting incurrence of licensing fees and research and development expenses, and (iv) higher costs associated with being a publicly traded company during all of 1996 as compared to only a portion of 1995.

  The net loss available to common shareholders for the 1996 period, including preferred stock preferences of $34,387,953, totaled $40,384,100. Net loss per common share for 1996, including $3.48 attributable to preferred stock preferences, totaled $4.09. In January and February 1996, the Company completed a private placement of Series A Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 and the warrants had a fair value of $5,998,107.

  Revenue was $200,000 during the year ended December 31, 1996 as compared with $416,940 during the year ended December 31, 1995. Revenue for both periods includes approximately $200,000 and $167,000, respectively, attributable to the Agreement with Zeneca. Revenue for 1995 also includes the recognition of $250,000 of revenue which had previously been deferred until the conclusion of negotiations regarding the treatment of such amounts with a potential corporate partner.

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

  Licensing fees were $390,000 during the year ended December 31, 1996 as compared with $71,250 during the year ended December 31, 1995. The increase primarily related to $340,000 of licensing fee payments for three new technologies licensed to the Company in 1996 as compared to licensing fee payments of $35,000 for two technologies initially licensed to the Company in 1995. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During 1996, the Company made a milestone payment of $30,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

  Therafectin related expenses were $1,546,791 during the year ended December 31, 1996 as compared with zero during the comparable 1995 period. The Company commenced its Phase III clinical trial for Therafectin in March 1996.

  General and administrative expenses were $2,701,874 during the year ended December 31, 1996 as compared with $1,523,230 during the year ended December 31, 1995. This increase was primarily due to the Company (i) expanding its operations, including its headcount, and (ii) incurring higher costs, primarily legal, public relations, and other professional services expenses, associated with being a publicly traded company during all of 1996 as compared with only a portion of 1995.

  Interest income was $1,151,810 during the year ended December 31, 1996 as compared with interest income of $51,120 during the year ended December 31, 1995. The increase in 1996 related to higher average cash and investment balances associated with the Company raising net proceeds of approximately $25.6 million from two private placements completed in 1996. Interest expense totaled $300,558 during 1996 as compared to $1,154,889 during 1995. Interest expense incurred in 1995 included amounts related to (i) the issuance of $2.175 million of notes payable during the first quarter of 1995, (ii) the issuance of $1.0 million of convertible subordinated debentures in the fourth quarter of 1995, and (iii) the amortization of the discount and debt issuance costs associated with both debt instruments. Interest expense incurred in 1996 included amounts related to (i) the notes payable, which were fully repaid on April 1, 1996, (ii) the convertible debentures, which were converted to common stock in the first quarter of 1996, and (iii) the amortization of the discount and debt issuance costs on both debt instruments during the period outstanding in 1996.

  At December 31, 1996, the Company had net deferred tax assets of approximately $15.6 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, and Therafectin related expenses, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management believed that it was appropriate to conclude that it was more likely than not that the future benefits related to the deferred tax assets would not be realized and, therefore, provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.6 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5.0 million of net proceeds by completing a private placement of 500,000 shares of common stock. For additional information related to the private placements, see Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

  In addition, the Company has raised working capital through the issuance of notes payable and convertible debentures. In March 1995, Old BLSI issued $2,175,000 of units consisting of notes payable, common stock and warrants to purchase shares of Old BLSI's Series B Preferred Stock. The $2,175,000 of notes payable became obligations of the Company and the warrants exercisable for shares of Old BLSI Series B Preferred Stock were exchanged for warrants exercisable for shares of the Company's common stock. In the second quarter of 1996, the Company repaid all accrued interest plus the remaining principal of $1,525,000 of the notes payable. In December 1995, the Company also issued $1,000,000 of convertible subordinated debentures. During the first quarter of 1996, the entire $1,000,000 of convertible subordinated debentures were converted into 156,605 shares of common stock.

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

  At December 31, 1997, the Company had available cash, cash equivalents, and investments of approximately $14.1 million and working capital of approximately $12.7 million. The Company believes that the level of financial resources available at December 31, 1997 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

  In our opinion, the accompanying consolidated financial statements listed in the index on page 43 present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. (a development stage enterprise) and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 and for the period from inception (October 16, 1992) through December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          Price Waterhouse LLP

Boston, Massachusetts
February 12, 1998

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                          DECEMBER 31,
                                                    --------------------------
                                                        1997          1996
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents........................ $  1,713,975  $  8,411,821
  Short-term investments...........................   12,338,496    12,995,022
  Prepaid sponsored research and development
   expenses........................................      150,000       431,000
  Other current assets.............................      508,208       598,616
                                                    ------------  ------------
    Total current assets...........................   14,710,679    22,436,459
Fixed assets, net..................................       95,061       100,997
Acquired technology................................    3,500,000     3,500,000
Other assets.......................................      273,229       115,674
                                                    ------------  ------------
    Total assets................................... $ 18,578,969  $ 26,153,130
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Notes payable.................................... $        --   $     61,752
  Accounts payable and accrued expenses............    1,991,804     1,907,912
  Deferred revenue.................................          --         83,060
                                                    ------------  ------------
    Total current liabilities......................    1,991,804     2,052,724
                                                    ------------  ------------
Commitments and contingencies (Note 13)
Stockholders' equity:
  Series A convertible preferred stock, $.01 par
   value, 1,000,000 shares authorized; 28,372 and
   133,610 shares issued and outstanding at
   December 31, 1997 and 1996, respectively........          284         1,336
  Common stock, $.01 par value; 25,000,000 shares
   authorized; 12,993,838 and 11,104,854 shares
   issued and outstanding at December 31, 1997 and
   1996, respectively..............................      129,938       111,049
Additional paid-in capital.........................   49,624,386    49,520,767
Deferred compensation..............................          --       (240,290)
Unrealized gains on investments....................       99,029           --
Deficit accumulated during development stage.......  (33,266,472)  (25,292,456)
                                                    ------------  ------------
    Total stockholders' equity.....................   16,587,165    24,100,406
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 18,578,969  $ 26,153,130
                                                    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   FROM INCEPTION
                                                                    (OCTOBER 16,
                             FOR THE YEAR ENDED DECEMBER 31,          1992) TO
                          ---------------------------------------   DECEMBER 31,
                             1997          1996          1995           1997
                          -----------  ------------  ------------  --------------
Revenues................  $    83,060  $    200,000  $    416,940   $    700,000
                          -----------  ------------  ------------   ------------
Operating Expenses:
  Research and
   development..........    4,874,233     2,408,734     1,446,298     11,897,113
  Licensing fees........       20,000       390,000        71,250        653,683
  Therafectin related...    2,190,040     1,546,791           --       3,736,831
  General and
   administrative.......    2,118,391     2,701,874     1,523,230      8,167,961
  Purchased research and
   development
   in-process...........          --            --     10,421,544     10,421,544
                          -----------  ------------  ------------   ------------
                            9,202,664     7,047,399    13,462,322    (34,877,132)
                          -----------  ------------  ------------   ------------
    Loss from
     operations.........   (9,119,604)   (6,847,399)  (13,045,382)   (34,177,132)
Interest expense........       (2,437)     (300,558)   (1,154,889)    (1,461,829)
Interest income.........    1,148,025     1,151,810        51,120      2,372,489
                          -----------  ------------  ------------   ------------
  Net loss..............  $(7,974,016) $ (5,996,147) $(14,149,151)  $(33,266,472)
                          ===========  ============  ============   ============
Calculation of net loss
 available to common
 shareholders:
  Net loss..............  $(7,974,016) $ (5,996,147) $(14,149,151)
  Preferred stock
   preferences (Note
   10)..................          --    (34,387,953)          --
                          -----------  ------------  ------------
  Net loss available to
   common shareholders..  $(7,974,016) $(40,384,100) $(14,149,151)
                          ===========  ============  ============
Calculation of basic and
 diluted net loss per
 share available to
 common shareholders:
  Net loss..............  $     (0.64) $      (0.61) $      (2.23)
  Preferred stock
   preferences (Note
   10)..................          --          (3.48)          --
                          -----------  ------------  ------------
  Basic and diluted net
   loss per share
   available to common
   shareholders.........  $     (0.64) $      (4.09) $      (2.23)
                          ===========  ============  ============
Weighted average shares
 outstanding............   12,378,219     9,880,222     6,347,993
                          ===========  ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

     FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 1992) TO DECEMBER 31, 1997

                                                                SERIES A
                                                             PREFERRED STOCK
                                                           --------------------
                                                           NUMBER OF
                                                            SHARES    PAR VALUE
                                                           ---------  ---------
Issuance of common stock to founders.....................
Net loss.................................................
                                                           --------    -------
Balance at December 31, 1992.............................
Issuance of option to purchase common stock to a
 licensor................................................
Issuance of common stock to a consultant.................
Issuance of common stock, net issuance costs of
 $500,988................................................
Net loss.................................................
                                                           --------    -------
Balance at December 31, 1993.............................
Issuance of common stock, net issuance costs of
 $406,916................................................
Issuance of common stock upon exercise of option.........
Net loss.................................................
                                                           --------    -------
Balance at December 31, 1994.............................
Issuance of common stock and warrants related to bridge
 financing...............................................
Issuance of common stock and warrants upon merger........
Issuance of common stock in exchange for minority
 interest in certain Subsidiaries........................
Issuance of common stock upon exercise of options........
Issuance of common stock subject to redemption...........
Expiration of valuation periods for common stock subject
 to redemption...........................................
Issuance of convertible debt.............................
Deferred compensation related to stock options and
 warrants granted........................................
Compensation expense related to stock options and
 warrants................................................
Net loss.................................................
                                                           --------    -------
Balance at December 31, 1995.............................       --         --
Issuance of preferred stock, net issuance costs of
 $3,397,158..............................................   239,911      2,399
Conversion of preferred stock into common stock..........  (106,301)    (1,063)
Issuance of common stock, net issuance costs of $42,537..
Issuance of common stock upon conversion of convertible
 debentures..............................................
Issuance of common stock upon exercise of warrants and
 options.................................................
Expiration of valuation periods for common stock subject
 to redemption...........................................
Deferred compensation related to stock options granted...
Compensation expense related to stock options............
Net loss.................................................       --         --
                                                           --------    -------
Balance at December 31, 1996.............................   133,610    $ 1,336
Conversion of preferred stock into common stock..........  (105,238)    (1,052)
Issuance of common stock upon exercise of warrants and
 options.................................................
Expiration of valuation periods for common stock subject
 to redemption...........................................
Deferred compensation related to stock options granted...
Compensation expense related to stock options............
Unrealized gains on investments..........................
Net loss.................................................       --         --
                                                           --------    -------
Balance at December 31, 1997.............................    28,372    $   284
                                                           ========    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                                                               DEFICIT
     COMMON STOCK                                            ACCUMULATED       TOTAL
 ---------------------  ADDITIONAL                UNREALIZED     DURING     STOCKHOLDERS'
 NUMBER OF               PAID IN      DEFERRED    GAINS ON   DEVELOPMENT      EQUITY
   SHARES    PAR VALUE   CAPITAL    COMPENSATION INVESTMENTS    STAGE        (DEFICIT)
 ----------  --------- -----------  ------------ ----------- ------------  -------------
  1,520,044  $ 15,200  $    33,525                           $        --    $    48,725
        --        --           --                                (295,388)     (295,388)
 ----------  --------  -----------   ---------     -------   ------------   -----------
  1,520,044    15,200       33,525                               (295,388)     (246,663)

        --        --        62,433                                    --         62,433
      3,913        40        7,460                                    --          7,500

  1,545,713    15,457    2,458,545                                    --      2,474,002
        --        --           --                              (2,254,898)   (2,254,898)
 ----------  --------  -----------   ---------     -------   ------------   -----------
  3,069,670    30,697    2,561,963                             (2,550,286)       42,374

    987,355     9,873    1,638,211                                    --      1,648,084
     95,378       954         (640)                                   --            314
        --        --           --                              (2,596,872)   (2,596,872)
 ----------  --------  -----------   ---------     -------   ------------   -----------
  4,152,403    41,524    4,199,534                             (5,147,158)     (906,100)

    198,366     1,984      797,409                                              799,393
  3,519,736    35,197   14,568,751                                           14,603,948

    100,000     1,000       (1,000)                                                 --
     37,567       375      184,952                                              185,327
    324,675     3,247       (3,247)                                                 --

                           180,600                                              180,600
                           411,002                                              411,002

                           327,146   $(327,146)                                     --

                               --       60,783                                   60,783
        --        --           --          --                 (14,149,151)  (14,149,151)
 ----------  --------  -----------   ---------     -------   ------------   -----------
  8,332,747    83,327   20,665,147    (266,363)               (19,296,309)    1,185,802

        --        --    20,591,443         --                         --     20,593,842
  1,864,276    18,643      (17,580)                                                 --
    547,274     5,473    5,001,490                                            5,006,963

    156,605     1,566      576,023                                              577,589

    203,952     2,040      499,765                                              501,805

                         1,764,872                                            1,764,872
                           439,607    (439,607)                                     --
                                       465,680                                  465,680
        --        --           --          --                  (5,996,147)   (5,996,147)
 ----------  --------  -----------   ---------     -------   ------------   -----------
 11,104,854   111,049   49,520,767    (240,290)               (25,292,456)   24,100,406

  1,845,634    18,456      (17,404)                                                 --

     43,350       433       54,283                                               54,716
                            28,886                                               28,886
                            37,854     (37,854)                                     --
                                       278,144                                  278,144
                                                   $99,029                       99,029
        --        --           --          --          --      (7,974,016)   (7,974,016)
 ----------  --------  -----------   ---------     -------   ------------   -----------
 12,993,838  $129,938  $49,624,386   $     --      $99,029   $(33,266,472)  $16,587,165
 ==========  ========  ===========   =========     =======   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            FROM INCEPTION
                                                                             (OCTOBER 16,
                                      FOR THE YEAR ENDED DECEMBER 31,          1992) TO
                                   ---------------------------------------   DECEMBER 31,
                                      1997          1996          1995           1997
                                   -----------  ------------  ------------  --------------
Cash flows from operating
 activities:
 Net loss......................... $(7,974,016) $ (5,996,147) $(14,149,151)  $(33,266,472)
 Adjustments to reconcile net loss
  to net cash used for
  operating activities:
 Purchased research and
  development in-process..........         --            --     10,421,544     10,421,544
 Compensation charge related to
  options and warrants granted....     278,144       465,680        60,783        874,540
 Amortization and depreciation....      79,946       297,839       962,252      1,355,583
 Loss on disposal of fixed
  assets..........................         --            --         15,589         15,589
 Changes in assets and
  liabilities:
  (Increase) decrease in prepaid
   sponsored research and
   development expenses...........     281,000      (313,098)      (86,089)      (150,000)
  Decrease (increase) in other
   current assets.................      90,408      (277,415)      189,713        (12,680)
  (Decrease) increase in accounts
   payable and accrued expenses...      83,892       396,741      (298,896)     1,044,139
  (Decrease) increase in deferred
   revenue........................     (83,060)          --       (166,940)           --
                                   -----------  ------------  ------------   ------------
   Net cash used for operating
    activities....................  (7,243,686)   (5,426,400)   (3,051,195)   (19,717,757)
                                   -----------  ------------  ------------   ------------
Cash flows from investing
 activities:
 Cash acquired through the merger
  with
  Greenwich Pharmaceuticals, Inc...        --            --      1,758,037      1,758,037
 Purchase of fixed assets.........     (74,010)     (107,384)      (27,115)      (256,701)
 Proceeds from sale of fixed
  assets..........................         --            --          9,800          9,800
 Increase in other assets.........    (157,555)     (107,674)          --        (273,229)
 Short term investments:
 Purchases........................  (8,984,893)  (22,324,741)     (248,320)   (31,557,954)
 Sales and maturities.............   9,740,448     9,578,039           --      19,318,487
                                   -----------  ------------  ------------   ------------
   Net cash provided by (used for)
    investing activities..........     523,990   (12,961,760)    1,492,402    (11,001,560)
                                   -----------  ------------  ------------   ------------
Cash flows from financing
 activities:
 Proceeds from issuance of common
  stock...........................      83,602     5,686,177     2,190,927     13,009,745
 Proceeds from issuance of
  preferred stock.................         --     20,872,170           --      20,872,170
 Proceeds from issuance of notes
  payable.........................         --            --      2,175,000      2,585,000
 Proceeds from issuance of
  convertible debt................         --            --      1,000,000      1,000,000
 Principal payments of notes
  payable.........................     (61,752)   (1,628,062)     (696,653)    (2,796,467)
 Payment of note issuance costs...         --            --       (399,702)      (399,702)
 Payment of stock issuance and
  merger transaction costs........         --       (256,142)     (731,773)    (1,837,454)
                                   -----------  ------------  ------------   ------------
   Net cash provided by financing
    activities....................      21,850    24,674,143     3,537,799     32,433,292
                                   -----------  ------------  ------------   ------------
Net increase (decrease) in cash
 and cash equivalents.............  (6,697,846)    6,285,983     1,979,006      1,713,975
Cash and cash equivalents,
 beginning of period..............   8,411,821     2,125,838       146,832            --
                                   -----------  ------------  ------------   ------------
Cash and cash equivalents, end of
 period........................... $ 1,713,975  $  8,411,821  $  2,125,838   $  1,713,975
                                   ===========  ============  ============   ============
Supplemental cash flow
 disclosures:
 Interest paid.................... $     2,437  $    198,739  $     66,815
Noncash transactions
 Described in footnotes...........          10      8, 9, 10      2, 8, 11

   The accompanying notes are an integral part of the consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

  Boston Life Sciences, Inc. (the "Company"), founded in October 1992, is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. On June 15, 1995, Greenwich Pharmaceutical Incorporated ("Greenwich") acquired (the "Merger") all of the outstanding capital stock of Boston Life Sciences, Inc. ("Old BLSI"). Effective June 15, 1995, the merged company was renamed "Boston Life Sciences, Inc." (the "Company") and the management and Board of Directors of Old BLSI assumed management of the Company (Note 2).

  During the period from inception through December 31, 1997, the Company has devoted substantially all of its efforts to business planning, raising financing, consummating the merger with Greenwich, the research and development of its technologies, Therafectin related activities and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

  A summary of the Company's significant accounting policies is as follows:

 Basis of Consolidation

  The Company's consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. Five of these subsidiaries, Ara Pharmaceutical, Inc., Acumed Pharmaceutical, Inc., Boston Life Sciences International, Inc., Coda Pharmaceutical, Inc. and NeuroBiologics, Inc., are wholly-owned. A minority shareholder owns 10% of the sixth subsidiary, Procell Pharmaceutical, Inc. ("Procell"). For the period from inception (October 16, 1992) through December 31, 1997, each subsidiary has incurred losses, all of which are included in the Company's consolidated statement of operations. All significant intercompany transactions and balances have been eliminated.

 Cash, Cash Equivalents and Investments

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 1997 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

  Investments, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized but are reflected as a component of stockholders' equity until realized. Investments consist of United States treasury and agency bonds, and domestic and foreign corporate bonds (Note 3). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

  Other assets include approximately $160,000 of cash maintained in a restricted escrow account. In April 1997, the Company's primary banking institution loaned $150,000 to an officer of the Company (the "Loan"). As a condition to and as security for the Loan, the Bank requested that the Company pledge to the Bank a certificate of deposit. Such funds will be maintained in the escrow account until the Loan is repaid.

 Financial Instruments

  At December 31, 1997 and 1996, the carrying amounts of cash equivalents and short-term investments approximate fair value because of their high credit quality, or the short maturity or holding period of these instruments.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Revenue Recognition and Concentration of Customers

  In June 1995, the Company entered into a research and development collaboration agreement for a certain specified technology with a pharmaceutical company. Under the terms of the agreement, which originally would have expired in June 1997, the pharmaceutical company provided funds to support the research and development of the specified technology. Payments received were recognized as revenue ratably over the original term of the agreement which the Company believes corresponded with the manner in which the work was performed.

 Fixed Assets

  Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets. Maintenance and repair expenditures are charged to expense as incurred.

 Licensing Fees, Research and Development Expenses, and Concentration of Outside Researchers

  The Company has entered into licensing agreements with certain institutions that provide the Company with the rights to certain patents and technologies, and the right to market and distribute any products developed. Obligations initially incurred to acquire these rights are recognized and expensed on the date that the Company acquires the rights.

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

  Research and development activities cease when developmental work is substantially complete and when the Company believes appropriate efficacy has been demonstrated. In connection with its merger with Greenwich, the Company acquired technology related to Therafectin, a treatment for rheumatoid arthritis. Greenwich had previously conducted clinical trials which management believes demonstrated the efficacy of the technology. Accordingly, costs related to Therafectin have been separately stated in the consolidated statement of operations.

 Acquired Technology

  In connection with the Merger, $3,500,000 of the purchase price was ascribed to acquired technology. The Company assesses whether there has been impairment whenever events or changes in circumstances indicate that any portion of the carrying amount of the technology may not be recoverable. The Company evaluates potential impairment by comparing anticipated undiscounted future cash flows from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment include the expected cost to obtain product approval as well as the effects on expected product sales of competition, demand, and other economic factors. At December 31, 1997, management believes that there has been no impairment in the value of the technology.

 Income Taxes

  The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized.

 Reverse Stock Split

  On June 6, 1997, the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. All share and per share amounts have been retroactively restated to reflect the terms of the split.

 Net Loss Per Share

  In February 1997, The Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 128, "Earnings per Share". FAS 128 specifies the computation, presentation and disclosure requirements for earnings per share and is designed to improve earnings per share information by simplifying the existing computational guidelines, revising the disclosure requirements, and increasing the comparability of per share data on an international basis. FAS 128 simplifies the existing computational guidelines by replacing primary EPS with basic EPS, with the principal difference being that common stock equivalents are not considered in computing basic EPS. As long as the Company continues to experience net losses, there will be no impact to its net loss per share computation since its common stock equivalents are anti-dilutive and are excluded in computing loss per share, as noted above. FAS 128 became effective for annual and interim financial statements issued for periods ending after December 15, 1997 with prior period EPS data required to be restated. Due to the losses recorded to date, there was no impact on prior year financial statements as a result of the adoption of FAS 128.

  Basic and diluted net loss per share available to common shareholders has been calculated by dividing net loss, adjusted for preferred stock preferences, by the weighted average number of common shares outstanding during the period. All common stock equivalents have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

 Accounting for Stock-Based Compensation

  The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock-based compensation plans and related equity issuances. Under these standards, no compensation expense is recognized for stock options issued to employees and directors ("qualified employees") provided the exercise price for one share of common stock equals the market price of the Company's common stock at the date of grant. Non-qualified options issued at less than the market price result in the recognition of compensation expense equal to the intrinsic value (difference between market price and exercise price). Options and warrants issued to non-employees are subject to a fair value based method of accounting under which compensation cost is generally measured at the vesting date based on the value of the award. The value is determined using the Black-Scholes pricing model and the resulting expense is recognized over the vesting period.

  In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123). The Company has elected to implement FAS 123 on a disclosure basis only (Note 11).

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

 Risks and Uncertainties

  The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (i) results from current and planned clinical trials, (ii) scientific data collected on technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration ("FDA") or other regulatory bodies with respect to the initiation of human clinical trials and the commercial sale of any proposed products, (iv) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, and (v) the outcome of any current or future collaborations or alliances with pharmaceutical or other biotechnology companies.

 Reclassifications

  Certain reclassifications have been made to the 1996 and 1995 financial statements to conform to the 1997 presentation. These reclassifications had no effect on net loss for 1996 and 1995.

2. ACQUISITION AND MERGER WITH GREENWICH

  The acquisition of Old BLSI by Greenwich (the "Merger") has been treated as a recapitalization of Old BLSI with Old BLSI as the acquiror (reverse acquisition). The historical financial statements prior to June 15, 1995 are those of Old BLSI. Historical stockholders' equity of Old BLSI prior to the Merger has been retroactively restated for the equivalent number of shares received in the Merger after giving effect to any difference in par value of Greenwich's and Old BLSI's common stock, with an offset to paid-in capital. Under the terms of the Merger, the outstanding shares of common stock of BLSI were exchanged for approximately 4.35 million shares of the Company's common stock. The total purchase price, including approximately 3.52 million shares of the Company's common stock (with a value of approximately $14.3 million), transaction costs, and the value ascribed to outstanding Greenwich stock options and warrants, was approximately $15.5 million. Under the purchase method used to account for this transaction, the purchase price was allocated based on the estimated fair value of the assets and liabilities acquired at the date of acquisition. Based upon management's review and the results of an independent appraisal, $3.5 million of the purchase price was ascribed to acquired technology (Notes 1 and 5). In addition, approximately $10.4 million of the purchase price was allocated to acquired research and development in-process, whereby appropriate efficacy had not been demonstrated and no alternative future use identified. Accordingly, such amount was expensed in the 1995 statement of operations. The results of operations of Greenwich have been consolidated with the Company's results from June 15, 1995.

  The following unaudited pro forma summary presents the consolidated results of operations assuming that the merger of Greenwich and Old BLSI (the "Merger") had occurred on January 1, 1995. No adjustments are required to conform the accounting policies of Old BLSI and Greenwich. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the transaction been effected on the date indicated above or of results which may occur in the future. In addition, for purposes of preparing the pro forma information, the $10.4 million charge for in-process research and development resulting from the acquisition has been excluded.

                                  YEAR ENDED DECEMBER 31, 1995 (UNAUDITED)
                                 --------------------------------------------
                                    OLD BLSI      GREENWICH        TOTAL
                                 --------------  ----------------------------
   Revenues..................... $      416,940  $        --   $      416,940
                                 ==============  ============  ==============
   Net Loss..................... $   (3,727,607) $   (229,984) $   (3,957,591)
                                 ==============  ============  ==============
   Basic and diluted net loss
    per share...................                               $        (0.50)
                                                               ==============

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


3. INVESTMENTS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                           1997        1996
                                                        ----------- -----------
   U.S. Treasury obligations........................... $ 3,515,469 $ 3,003,800
   U.S. Agency obligations.............................   6,002,267   6,987,591
   Corporate debt obligations..........................   2,820,760   3,003,631
                                                        ----------- -----------
                                                        $12,338,496 $12,995,022
                                                        =========== ===========

  The contractual maturities of the Company's investments at December 31, 1997 is as follows: less than one year--$2,856,313; one to five years--$4,018,246; six to ten years--$4,766,826; ten to fifteen years--$697,111. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Net realized gains (losses), based on the specific identification method, totaled $(3,768) and $28,223 in 1997 and 1996, respectively, and are included in interest income in the statement of operations.

4. FIXED ASSETS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                   ESTIMATED
                                                  USEFUL LIFE
                                                    (YEARS)     1997     1996
                                                  ----------- -------- --------
Office furniture and equipment...................     3-5     $112,006 $ 85,511
Leasehold improvements...........................      3        59,424   42,924
Computer equipment...............................     3-5       58,510   31,920
Laboratory equipment.............................     3-5       33,018   28,593
                                                              -------- --------
                                                               262,958  188,948
Less accumulated depreciation....................              167,897   87,951
                                                              -------- --------
                                                              $ 95,061 $100,997
                                                              ======== ========

  Depreciation and amortization expense on fixed assets for the years ended December 31, 1997, 1996 and 1995 was approximately $80,000, $58,000, and
$14,000, respectively, and $168,000 for the period from inception (October 16, 1992) through December 31, 1997.

5. ACQUIRED TECHNOLOGY

  In connection with the Merger, a $3.5 million asset was established representing the appraised value assigned to Therafectin technology acquired from Greenwich Pharmaceuticals. The Company completed a Phase III clinical trial for Therafectin in August 1997. On September 30, 1997, the Company reported that a preliminary analysis of the results indicated that a statistically significant difference between Therafectin(R) and placebo in the percentage of patients achieving the overall composite efficacy index had not been realized. However, further analysis of the trial data using more modern measurement criteria supports the therapeutic efficacy of Therafectin. Based upon evaluation of all of the trial data on Therafectin, including data from previous Greenwich trials, and the advice obtained from a special panel of clinical rheumatologists, the Company announced, in January 1998, its intent to seek marketing approval for Therafectin. If the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. RESEARCH AND DEVELOPMENT AGREEMENT

  In June 1995, the Company entered into a research and development collaboration agreement with a pharmaceutical company in the United Kingdom to develop small molecule inhibitors of Major Histocompatibilty Complex (MHC) Class II gene transcription to treat autoimmune diseases. Under the terms of the agreement, which formally expired in June 1997, the pharmaceutical company provided funds to support the research and development of the specified technology. These funds were recognized as revenue ratably over the original term of the Agreement, and totaled $83,060, $200,000 and $166,940 during 1997, 1996 and 1995, respectively. In addition to providing funding, the pharmaceutical company has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The pharmaceutical company holds a product development option which it may exercise, at a cost of $300,000, at any time prior to the expiration of the agreement. The pharmaceutical company requested, and was granted, an extension until May 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. If the pharmaceutical company exercises its product development option and attains certain product development milestones, as defined, the Company will receive milestone payments as defined. The Company is also entitled to receive royalties from the sale of any products originating from the collaboration.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT
   DECEMBER 31:

                                                             1997       1996
                                                          ---------- ----------
   Accrued professional fees............................. $  668,620 $  735,639
   Accounts payable and other operating expenses.........    613,897    388,740
   Accrued research and development......................    449,000    172,500
   Accrued Therafectin related...........................    203,293    338,500
   Accrued payroll related...............................     56,994    107,533
   Accrued licensing fees................................        --     165,000
                                                          ---------- ----------
                                                          $1,991,804 $1,907,912
                                                          ========== ==========

8. NOTES PAYABLE AND DEBT

 Notes Payable

  In July 1997, the Company made the final $9,900 monthly payment on a note with an imputed annual interest rate of 13.26%.

 Senior Bridge Notes

  In March 1995, Old BLSI executed unit purchase agreements with certain investors whereby Old BLSI raised an aggregate amount of $2,175,000 through a bridge loan financing. The unit purchase agreements included 65,250 shares of Old BLSI common stock and warrants to purchase 130,500 shares of Old BLSI Series B Preferred Stock. In connection with the Merger, such warrants were exchanged for warrants to purchase 783,761 shares of the Company's common stock exercisable at prices ranging from $1.50 to $10.00 per share (Note 11).

  In connection with the financing, the placement agent, a related party (Note
14), received fees totaling approximately $320,000 and warrants currently exercisable for 98,212 shares of common stock at prices ranging from $0.10 to $11.00 per share (Note 11).

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

  In connection with the Company extending the maturity of certain of the notes by approximately 60 days, the Company issued additional warrants to purchase 23,175 shares of the Company's common stock with an exercise price of $3.50 per share (Note 11). The ascribed value of approximately $143,000 for these additional warrants was recorded as interest expense in 1995.

 7% Convertible Subordinated Debentures

  In December 1995, the Company issued, pursuant to an investment agreement (the "Subscription Agreement") under Regulation S of the Securities Act of 1933, an aggregate of $1 million of 7% convertible subordinated debentures maturing in December 1997. The debentures were convertible, at the option of the holder, into shares of common stock at sixty-five percent of the market price of the common stock at the time of conversion. In addition, the Subscription Agreement contained certain restrictions on the sale of common stock issued upon conversion of the debentures. Because of the significant discount associated with the conversion feature, an estimated value of approximately $411,000 was ascribed to such feature and was recorded as a debt discount and additional paid-in capital. The debt discount was initially being amortized over the period the debentures were expected to be outstanding. In February 1996, the holder elected to convert all of the 7% convertible debentures into 156,605 shares of common stock. Approximately $70,000 of the debt discount was amortized and recognized as interest expense in 1996 prior to the conversion. The remaining unamortized discount and related deferred financing fees were included in the carrying amount of the debt upon conversion.

9. COMMON STOCK

 Common Stock Subject to Redemption

  In September and November 1995, the Company sold, pursuant to investment agreements (each, individually, the "September Investment Agreements" and the "November Investment Agreements") under Regulation S of the Securities Act of 1933, an aggregate of approximately 320,000 shares of common stock resulting in net proceeds of approximately $1.8 million. Both agreements provided that, based upon the average price of the Company's common stock through June 1996 and July 1996 for the September Investment Agreements and the November Investment Agreements, respectively, (i) the Company was contingently obligated to issue additional shares of common stock to the investors, (ii) such investors were contingently obligated to make additional payments to the Company for shares purchased, and (iii) the Company was contingently obligated to make repayment to such investors for certain amounts of the investment. Until the circumstances providing for the possible repayment by the Company of certain amounts of the equity investment no longer existed, the portion of the net proceeds which the Company was contingently obligated to repay was classified as common stock subject to redemption on the Company's balance sheet. The portion of the equity investment that was no longer subject to possible repayment was reclassified to stockholders' equity upon the expiration of the valuation periods as defined in the investment agreements.

  In December 1995, $175,000 of the net proceeds subject to redemption was reclassified to equity concurrent with the expiration of the first valuation period. During 1997 and 1996, the Company received approximately $29,000 and $135,000, respectively, in additional payments from the investors based upon the average price of the Company's common stock for certain periods specified in the agreements. Also in 1996, the amount of $1,630,000 previously classified as common stock subject to redemption was reclassified to stockholders' equity.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Common Stock Issuance

  In June 1996, the Company completed a private placement of 500,000 shares of common stock which raised approximately $5 million in net proceeds. In connection with this financing, the Company issued to the placement agent, as payment for its services, 47,274 shares of common stock and warrants to purchase 54,727 shares at a price of $11.00 per share (Note 11).

10. PREFERRED STOCK

  The Company has authorized 1,000,000 shares of preferred stock of which 264,000 shares have been designated as Series A Convertible Preferred Stock. The remaining authorized shares have not been designated.

  In January and February 1996, the Company raised, through a private placement of its securities, net proceeds of approximately $20.6 million, net of approximately $3.4 million of issuance costs. In connection with the private placement, the Company issued (i) 239,910 shares of Series A Convertible Preferred Stock and (ii) granted warrants to purchase 599,775 shares of common stock at $6.71 per share (Note 11). The warrants may be redeemed at the election of the Company, in whole but not in part, under certain conditions as defined in the warrant agreements. In connection with this financing, the Company granted to the placement agent, a related party (Note 14), options to acquire 23.991 units with each unit consisting of 1,000 shares of Series A Convertible Preferred stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000. These options expire in February 2006.

  Each share of the Series A Convertible Preferred Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. The Company may, under certain conditions defined in the preferred stock agreement, cause the conversion of the preferred stock, in whole or in part, into common stock. The Company issued 1,845,634 and 1,864,276 shares of common stock during 1997 and 1996, respectively, related to the conversion of 105,238 and 106,301 shares of preferred stock, respectively.

  In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when preferred stock is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield , e.g. a "beneficial conversion feature", which should be recognized as a return to the preferred shareholders. Based on the market price of the Company's common stock on the various dates of issuance, the preferred stock had a beneficial conversion feature of $28,389,846 at such point in time. In addition, the warrants had a fair value of $5,998,107. The beneficial conversion feature and the value attributable to the warrants totaled $34,387,953 which was included in calculating the net loss available to common shareholders for the year ended December 31, 1996. These preferred stock preferences represent a non-cash charge in the determination of net loss available to common shareholders.

11. STOCK OPTIONS AND WARRANTS

 Stock Option Plans

  In connection with the Merger (Note 2), the restated and amended Greenwich Omnibus Stock Option Plan was adopted on June 15, 1995 and renamed the BLSI Amended and Restated Omnibus Stock Plan (the "Omnibus Plan"). In connection with the Merger and in exchange for options to purchase Old BLSI common stock held by certain employees, officers, consultants, directors and members of the Scientific Board of Old BLSI which were outstanding on June 15, 1995, the Omnibus Plan provided for a one-time grant to these individuals of options to purchase, at an exercise price of $.80 per share, up to 399,770 shares of the Company's common

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

stock. All options granted prior to the Merger under the Greenwich Omnibus Stock Option Plan expired as of December 31, 1996. In addition, in connection with the Merger, the amended and restated Greenwich 1990 Non-Employee Directors' Non-Qualified Stock Option Plan was adopted on June 15, 1995 and renamed the BLSI Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan (the "Director's Plan", and together with the Omnibus Plan, the "Amended and Restated Option Plans"). As a result of the adoption of the Amended and Restated Option Plans, all other stock option plans of Greenwich and Old BLSI were terminated.

 Omnibus Plan

  The Omnibus Plan provides for the issuance of both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Omnibus Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company's common stock through April 2005. The Company's Board of Directors determines the term of each option, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company's common stock on the date of grant.

  In 1995 and 1996, the Company granted, in recognition of services to be performed by certain employees, consultants and scientific advisors, non-qualified stock options under the Omnibus Plan. Options granted totaled 75,600 and 30,400 during 1996 and 1995, respectively. The total value (intrinsic and fair value) of approximately $274,000 and $236,000 ascribed to the options granted in 1996 and 1995, respectively, was recorded as deferred compensation and is being charged to operations over the vesting period of the options which management believes fairly approximates the service period. The charge to operations for the years ended December 31, 1997, 1996 and 1995 totaled approximately $182,000, $292,000 and $13,000, respectively.

 Directors' Plan

  The Directors' Plan allows for the issuance of up to 300,000 shares of the Company's common stock through April 2005. The Director's Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options granted under the Directors' Plan generally vest 75% six months from the grant date and the remaining 25% on the later of six months from the date of grant or December 31st of the year of grant, and have an exercise price equivalent to 20% of the quoted market price of the Company's common stock on the date of grant. For new non-employee Directors, the Directors' Plan also provides for the one-time issuance of options to purchase 7,500 shares of the Company's common stock at fair market value at the time of grant with such options vesting over a period of four years. During 1996, the Directors' Plan was amended to provide for the granting of additional options at the discretion of the Board of Directors. All options granted under the Directors' Plan have a term of ten years. Compensation expense related to the intrinsic value of options issued in 1997, 1996 and 1995 totaled approximately $18,000, $98,000 and $7,500, respectively.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Stock-Based Compensation

  If the Company had valued awards to qualified employees on the fair value methodology prescribed by FAS 123, the Company's net loss, and basic and diluted net loss per share would have equaled the pro forma amounts indicated below.

                                         1997          1996          1995
                                      -----------  ------------  ------------
Net loss available to common
 shareholders
 As reported, including preferred
  stock preferences.................. $(7,974,016) $(40,384,100) $(14,149,151)
 Pro forma, including preferred stock
  preferences........................ $(8,711,431) $(40,895,329) $(14,962,786)
Basic and diluted loss per share
 available to common shareholders
 As reported, including preferred
  stock preferences.................. $     (0.64) $      (4.09) $      (2.23)
 Pro forma, including preferred stock
  preferences........................ $     (0.70) $      (4.14) $      (2.36)

  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 80 percent; risk-free interest rates, based on the date of grant, ranging from 5.38% to 6.46%; and expected lives of 5 years.

  A summary of the status of the Company's stock option plans as of December 31, 1997, 1996, and 1995 and changes during the years ending on those dates [restated for the Merger (Note 2)] is presented below:

                                 1997                1996               1995
                          -------------------- ------------------ ------------------
                                     WEIGHTED-          WEIGHTED-          WEIGHTED-
                                      AVERAGE            AVERAGE            AVERAGE
                                     EXERCISE           EXERCISE           EXERCISE
                           SHARES      PRICE   SHARES     PRICE   SHARES     PRICE
                          ---------  --------- -------  --------- -------  ---------
Outstanding at beginning
 of year................    716,008    $4.30   661,260   $ 2.30   413,452   $ 0.80
Greenwich options out-
 standing at date of
 merger.................                                           91,416    12.30
Granted.................    409,640     4.43   174,368     6.70   253,292     7.70
Exercised...............    (28,280)    0.82   (92,830)    2.10   (37,567)    4.90
Forfeited and expired...    (57,700)    7.03   (26,790)   19.10   (59,333)    9.70
                          ---------            -------            -------
Outstanding at end of
 year...................  1,039,668     4.33   716,008     4.30   661,260     4.00
                          =========            =======            =======
Options exercisable at
 year-end...............    690,720     4.12   475,577     3.70   251,176     2.30
                          =========            =======            =======
Weighted-average fair
 value of options
 granted During the
 year...................              $ 3.07             $ 5.70             $ 5.30

  The following table summarizes information about stock options outstanding at December 31, 1997:

                                     OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                         ------------------------------------------- --------------------------
                                        WEIGHTED-
                                         AVERAGE        WEIGHTED-                  WEIGHTED-
        RANGE OF           NUMBER       REMAINING        AVERAGE       NUMBER       AVERAGE
     EXERCISE PRICES     OUTSTANDING CONTRACTUAL LIFE EXERCISE PRICE EXERCISABLE EXERCISE PRICE
    ----------------     ----------- ---------------- -------------- ----------- --------------
$.80-$2.20..............    304,993     6.8 years         $0.84        300,443       $0.84
$4.47...................    404,400     9.5 years          4.47        108,135        4.47
$6.30-$9.40.............    330,275     8.3 years          7.37        282,142        7.43
                          ---------                                    -------
                          1,039,668     8.4 years          4.33        690,720        4.10
                          =========                                    =======

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  At December 31, 1997, 94,236 and 207,419 shares are available for grant under the Omnibus Plan and the Director's Plan, respectively.

 Other Stock Activity

  In July 1995, the minority shareholder in certain of the Company's subsidiaries exercised his option to exchange his minority ownership into 100,000 shares of common stock of the Company. As a result of this exercise, Ara Pharmaceutical, Inc., Acumed Pharmaceutical, Inc., Coda Pharmaceutical, Inc., and NeuroBiologics, Inc. became wholly-owned subsidiaries of the Company.

 Warrants

  In August 1995, the Company granted 25,000 warrants pursuant to a letter agreement between the Company and its financial advisor. The warrants were ascribed a value of approximately $150,000 and were recorded as deferred compensation. These fees were amortized over the two-year term of the advisory agreement. The charge to operations totaled approximately $37,000, $75,000 and $38,000 in 1997, 1996 and 1995, respectively. In December 1995, the Company granted 23,175 warrants to certain bridge note holders in connection with the Company extending the maturity of certain bridge notes (Note 8).

  In January and February 1996, the Company granted 659,955 warrants in connection with a private placement of its Series A Preferred Stock (Notes 10 and 14). In June 1996, the Company granted 54,727 warrants in connection with a private placement of its common stock (Note 9). In September 1996, the Company issued 5,000 warrants to its public relations advisor as partial compensation for its services.

  In January 1997, the Company issued 20,000 warrants pursuant to a letter agreement between the Company and a shareholder.

  At December 31, 1997, warrants outstanding were as follows:

                                                       WARRANTS
                                            EXERCISE  OUTSTANDING
    DATE                                     PRICE        AT        EXPIRATION
    OF ISSUE                               PER SHARE    12/31/97       DATE
   ---------                               ---------- ----------- --------------
   January 1997........................... $    15.00     20,000  January 2007
   September 1996.........................       6.30      5,000  September 2006
   June 1996..............................      11.00     54,727  June 2006
   February 1996..........................       6.70    639,603  February 2006
   December 1995..........................       3.50     23,175  December 2000
   August 1995............................       6.90     25,000  July 2005
   June 1995..............................  .10-11.00     91,298  March 2000
   June 1995..............................       2.30     57,548  July 1999
   June 1995..............................       2.10    134,713  April 1998
   June 1995.............................. 1.50-10.00    716,194  March 2000
                                                       ---------
                                                       1,767,258
                                                       =========

  Each warrant is exercisable into one share of common stock. The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Stockholder Rights Plan

  On September 29, 1991, the Board of Directors of Greenwich adopted a Stockholder Rights Plan (the "Rights Plan"), which was amended during 1994 and 1993 and adopted by the Company in connection with the Merger (Note 2). Under the Rights Plan, stockholders received as a dividend, for each share of common stock owned by them, one right (the "Right") to purchase a fractional share of a new class of preferred stock. With certain exceptions, if a person or group (the "Acquirer") acquires 15 percent (the "trigger point") or more of the outstanding shares of the Company's common stock, the Rights will separate from the shares of common stock and become exercisable. Once the Rights are exercised, and in certain circumstances if additional conditions are met, the Rights Plan allows holders of the Rights (other than the Acquirer) to buy common stock of the Company or the Acquirer at a substantial discount. The Rights dividend was issued to stockholders of record on October 7, 1991. The Rights will expire in ten years unless exercised by the holders or redeemed or exchanged by the Company.

12. INCOME TAXES

  Income tax benefit consists of the following for the years ended December
31:

                                              1997        1996         1995
                                           ----------  -----------  -----------
   Federal................................ $2,543,000  $ 2,139,000  $ 1,054,000
   State..................................  1,346,000      680,000      348,000
                                           ----------  -----------  -----------
                                            3,889,000    2,819,000    1,402,000
   Valuation allowance.................... (3,889,000)  (2,819,000)  (1,402,000)
                                           ----------  -----------  -----------
                                           $      --   $       --   $       --
                                           ==========  ===========  ===========

  Deferred tax assets (liabilities) consist of the following at December 31:

                                                        1997          1996
                                                    ------------  ------------
   Net operating loss carryforwards................ $ 15,817,000  $ 11,955,000
   Capitalized research and development expenses...    3,637,000     4,464,000
   Research and development credit carryforwards...      717,000       404,000
   Other...........................................      774,000       234,000
                                                    ------------  ------------
   Gross deferred tax assets.......................   20,945,000    17,057,000
   Acquired technology.............................   (1,435,000)   (1,435,000)
                                                    ------------  ------------
   Net deferred tax assets.........................   19,510,000    15,622,000
   Valuation allowance.............................  (19,510,000)  (15,622,000)
                                                    ------------  ------------
                                                    $        --   $        --
                                                    ============  ============

  The Company has provided a full valuation allowance for its deferred tax assets since realization of these future benefits is not sufficiently assured. In the event the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expense. Approximately $7 million of the valuation allowance at December 31, 1997 relates to deferred tax assets acquired in the merger with Greenwich (Note 2). When the valuation allowance related to these assets is released, the credits will first be recorded to reduce the carrying value, if any, of acquired technology purchased in the Merger.

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

                                          1997          1996          1995
                                      ------------  ------------  ------------
   Benefit at statutory rate........  $ (2,825,000) $ (2,099,000) $ (4,952,000)
   State taxes, net of federal bene-
    fit.............................      (587,000)     (420,000)     (220,000)
   Charge for purchased research and
    development acquired from Green-
    wich............................           --            --      3,648,000
   Research and development credit..      (206,000)      (72,000)      (41,000)
   Non-deductible research and
    development expenses............           --            --         14,000
   Other............................      (271,000)     (228,000)      149,000
                                      ------------  ------------  ------------
                                        (3,889,000)   (2,819,000)   (1,402,000)
   Benefit of loss not recognized,
    increase in valuation
    allowance.......................     3,889,000     2,819,000     1,402,000
                                      ------------  ------------  ------------
                                      $        --   $        --   $        --
                                      ============  ============  ============

  As of December 31, 1997, the Company has federal net operating loss carryforwards and research and development credits which may be used to offset future federal and state taxable income and tax liabilities as follows:

                                                             RESEARCH AND
     YEAR OF                                                  DEVELOPMENT
   EXPIRATION                                      NET          CREDIT
   ----------                                   OPERATING  ----------------- ---
                                                  LOSS     FEDERAL   STATE
                                               ----------- -------- --------
   2008....................................... $ 1,977,000 $ 83,000 $  7,000
   2009.......................................  14,172,000  106,000   53,000
   2010.......................................   4,714,000   26,000   33,000
   2011.......................................   7,989,000   72,000   76,000
   2012.......................................   9,529,000  206,000  158,000
                                               ----------- -------- --------
                                               $38,381,000 $493,000 $327,000
                                               =========== ======== ========

  A portion of the net operating loss carryforwards totaling approximately $864,000 relates to deductions for the exercise of non-qualified options and will be credited to additional paid-in capital upon realization.

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

13. COMMITMENTS AND CONTINGENCIES

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

Approximate future minimum lease commitments at December 31, 1997 are as follows: 1998--$118,000 and 1999--$46,000.

  Total rent expense under noncancelable operating leases was approximately $131,000, $100,000 and $60,000 during the years ended December 31, 1997, 1996, and 1995, respectively, and approximately $357,000 for the period from inception (October 16, 1992) through December 31, 1997.

 Sponsored Research and Development, and Consulting Agreements

  Pursuant to sponsored research and development agreements and consulting agreements, the Company is committed to make payments totaling approximately $2.1 million in 1998.

 Litigation

  At December 31, 1997, the Company is not a party to any legal proceedings and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, results of operations or financial position.

14. RELATED PARTY TRANSACTIONS

 Placement Agent Fees

  The Chief Executive Officer and sole stockholder of the placement agent ("Principal Agent") involved with a significant portion of the Company's prior equity and debt financings is a significant common stockholder of the Company. During the three years ended December 31, 1997, compensation to the Principal Agent, including its designees, were as follows (warrants adjusted on a post-merger basis):

                                                   WARRANTS  EXERCISE    CASH
      DESCRIPTION OF FINANCING                      ISSUED    PRICE    PAYMENTS
      ------------------------                     -------- ---------- --------
      Senior Bridge Notes (Note 8)................  98,212  $.10-11.00 $322,000

  In addition, the Principal Agent received options to acquire 23.991 units in connection with the Company's 1996 private placement of Series A Convertible Preferred Stock (Note 10). Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000.

 Service Agreements with Placement Agent

  In August 1995, the Company entered into a two-year financial advisory services agreement with the Principal Agent. In connection with the agreement, the Company issued warrants to the Principal Agent for the purchase of 25,000 shares of the Company's common stock (Note 11).

  In February 1996, the Company entered into a two-year agreement under which the Principal Agent receives a monthly retainer fee of $2,500 per month. The Principal Agent will also receive standard success fees, on terms to be determined, for corporate partners first introduced to the Company by the Principal Agent.

  In April 1997, the Bank loaned $150,000 to Dr. Lanser, the Company's Executive Vice President and Chief Scientific Officer (the "Loan"). The Loan bears interest at prime and matures in its entirety on September 15, 1998. As a condition to and as security for the Loan, the Bank requested that the Company pledge to the Bank a

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

certificate of deposit in the amount of $155,000 (the "Company Pledge"). In recognition of Dr. Lanser's past and expected future contributions to the Company and as an additional motivation and incentive to Dr. Lanser, which the Company's Board of Directors determined would reasonably benefit the Company, the Company agreed to provide the Company Pledge. As security for the Company, however, in the event Dr. Lanser defaults on the Loan and the Bank forecloses on the Company Pledge, Dr. Lanser has executed and delivered to the Company his contingent note in the amount of $150,000, bearing interest identical to the Loan (the "Contingent Note") and a perfected pledge of 50,000 shares of Common Stock of the Company which he beneficially owns. The Company will demand payment of the Contingent Note only in the event that the Bank forecloses on the Company Pledge as a result of Dr. Lanser's defaulting on his payment of the Loan.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Incorporated by reference from the Company's Current Report on Form 8-K dated July 28, 1995, as amended by the Company's Current Report on Form 8-K/A dated September 1, 1995.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Principal Stockholders and Management" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1)Consolidated Financial Statements of the Company

      Financial Statements of the Registrant and Report of Independent Accountants thereon

      Consolidated Balance Sheets at December 31, 1997 and 1996

      Consolidated Statements of Operations for the fiscal years ended December 31, 1997, 1996 and 1995 and for the period from inception (October 16, 1992) through December 31, 1997

      Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 1997, 1996 and 1995 and for the period from inception (October 16, 1992) through December 31, 1997

      Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1997, 1996 and 1995, and for the period from inception (October 16, 1992) through December 31, 1997

      Notes to Consolidated Financial Statements

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

  (a)(3)Exhibits.

  The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

 EXHIBIT #                     DESCRIPTION AND METHOD OF FILING
 ---------                     --------------------------------
  2.1      Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated(1)
  2.2      Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of
           April 6, 1995, by and between the Company and Greenwich Pharmaceuticals
           Incorporated(4)
  3.1      Amended and Restated Certificate of Incorporation dated March 29, 1996, as amended on June 9, 1997(6)
  3.2      Amended and Restated ByLaws, effective as of June 26, 1995(5)
  4.1      Rights Agreement between the Company and Chemical Trust Group (formerly
           Manufacturers Hanover Trust Company) as Rights Agent dated September 26,
           1991(2)
 10.1      Form of Indemnity Agreement to be entered into by the Company and its directors and officers(3)
 10.2      Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option
           Plan(4)
 10.3      Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee
           Directors' NonQualified Stock Option Plan(4)
 21.1      Subsidiaries of the Registrant(6)
 23.1      Consent of Independent Accountants(6)
 27.1      Financial Data Schedule(6)

--------
(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994

(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Filed herewith

    (b) REPORTS ON FORM 8K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 1997 and through March 24, 1998:

                                                                           ITEM
    DATE OF REPORT                                                       REPORTED
    --------------                                                       --------
    October 23, 1997....................................................   5,7
    December 29, 1997...................................................   5,7
    January 20, 1998....................................................   5,7
    March 9, 1998.......................................................   5,7

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Boston Life Sciences, Inc.
                                          (Registrant)

March 31, 1998                                     /s/ S. David Hillson
                                          By __________________________________
                                                     S. DAVID HILLSON
                                                Chairman, President & Chief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

        /s/ S. David Hillson           Chairman, President      March 31, 1998
-------------------------------------   & Chief Executive
          S. DAVID HILLSON              Officer (Principal
                                        Executive Officer)

      /s/ Marc E. Lanser, M.D.         Executive Vice           March 31, 1998
-------------------------------------   President & Chief
        MARC E. LANSER, M.D.            Scientific Officer

        /s/ Joseph P. Hernon           Chief Financial          March 31, 1998
-------------------------------------   Officer (Principal
          JOSEPH P. HERNON              Financial and
                                        Accounting Officer)

       /s/ Colin B. Bier, M.D.         Director                 March 31, 1998
-------------------------------------
         COLIN B. BIER, M.D.

       /s/ Edson D. de Castro          Director                 March 31, 1998
-------------------------------------
         EDSON D. DE CASTRO

      /s/ Steve H. Kanzer, Esq.        Director                 March 31, 1998
-------------------------------------
        STEVE H. KANZER, ESQ.

     /s/ Ira W. Lieberman, Ph.D.       Director                 March 31, 1998
-------------------------------------
       IRA W. LIEBERMAN, PH.D.

      /s/ E. Christopher Palmer        Director                 March 31, 1998
-------------------------------------
        E. CHRISTOPHER PALMER

                                 EXHIBIT INDEX

 EXHIBIT                                                                    PAGE
  NUMBER                DESCRIPTION AND METHOD OF FILING                    NUMBER
 -------                --------------------------------                   -------
  2.1    Amended and Restated Agreement of Merger, dated as of December
         29, 1994, by and between the Company and Greenwich
         Pharmaceuticals Incorporated (1)
  2.2    Amendment No. 1 to Amended and Restated Agreement of Merger,
         dated as of April 6, 1995, by and between the Company and
         Greenwich Pharmaceuticals Incorporated (4)
  3.1    Amended and Restated Certificate of Incorporation dated March
         29, 1996, as amended on June 9, 1997(6)
  3.2    Amended and Restated By Laws, effective as of June 26, 1995 (5)
  4.1    Rights Agreement between the Company and Chemical Trust Group
         (formerly Manufacturers Hanover Trust Company) as Rights Agent
         dated September 26, 1991 (2)
 10.1    Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)
 10.2    Boston Life Sciences, Inc. Amended and Restated Omnibus Stock
         Option Plan (4)
 10.3    Boston Life Sciences, Inc. Amended and Restated 1990 Non-
         Employee Directors' NonQualified Stock Option Plan (4)
 21.1    Subsidiaries of the Registrant (6)
 23.1    Consent of Independent Accountants (6)
 27.1    Financial Data Schedule (6)

--------
(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Filed herewith