Form 10-Q
period 1998-03-31
BOSTON LIFE SCIENCES INC /DE
filed 1998-05-14
CIK 94784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM  10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     FOR THE QUARTERLY PERIOD ENDED    MARCH 31, 1998
                                   ----------------------

                                      OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ____________________  TO _________________

COMMISSION FILE NUMBER                0-6533
                       --------------------------------------------------------

                          BOSTON LIFE SCIENCES, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


             DELAWARE                                         87-0277826
-------------------------------------------------------------------------------
   (STATE OR OTHER JURISDICTION OF                         (IRS EMPLOYER
   INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)


31 NEWBURY STREET, SUITE 300, BOSTON, MASSACHUSETTS            02116
-------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)


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

                   (X)    YES                     (  )    NO

AS OF MAY 11, 1998 THERE WERE 13,036,855 SHARES OF COMMON STOCK OUTSTANDING.

                           BOSTON LIFE SCIENCES, INC.
                               INDEX TO FORM 10-Q
                                                            PAGE (s)
                                                            --------
PART I - FINANCIAL INFORMATION:

   ITEM 1 - FINANCIAL STATEMENTS (UNAUDITED)

   CONDENSED CONSOLIDATED BALANCE SHEETS AS OF                 1
   MARCH 31, 1998 AND DECEMBER 31, 1997

   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS             2
   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS             3
   FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

   NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      4 - 5

 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF            6 - 8
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II - OTHER INFORMATION

 ITEM 1 - LEGAL PROCEEDINGS                                    9

 ITEM 2 - CHANGES IN SECURITIES                                9

 ITEM 3 - DEFAULTS UPON SENIOR SECURITIES                      9

 ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF                   9
          SECURITY HOLDERS

 ITEM 5 - OTHER INFORMATION                                    9

 ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K                     9

SIGNATURE (s)                                                 10

Part I -- Financial Information
Item 1 -- Financial Statements


                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheet
                          --------------------------
                                  (Unaudited)



                                                                               31-Mar-98                31-Dec-97
                                                                          -------------------      -------------------
Assets
Current Assets:
  Cash and cash equivalents                                                    $ 1,504,096              $ 1,713,975
  Short-term investments                                                        10,533,383               12,338,496
  Prepaid sponsored research & development expenses                                190,000                  150,000
  Other current assets                                                             446,939                  508,208
                                                                          -------------------      -------------------

    Total current assets                                                        12,674,418               14,710,679

Fixed assets, net                                                                   76,126                   95,061
Technology acquired                                                              3,500,000                3,500,000
Other assets                                                                       273,229                  273,229
                                                                          -------------------      -------------------

    Total assets                                                              $ 16,523,773             $ 18,578,969
                                                                          ===================      ===================


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                          1,528,859                1,991,804
                                                                          -------------------      -------------------
    Total current liabilities                                                    1,528,859                1,991,804
                                                                          -------------------      -------------------

Stockholders' equity:
  Series A Convertible Preferred stock, $.01 par value                                 271                      284
    1,000,000 shares authorized
    27,145 shares outstanding on March 31, 1998 and
    28,372 shares outstanding on December 31, 1997
  Common stock, $0.01 par value;                                                   130,269                  129,938
    25,000,000 shares authorized
    13,026,929 shares outstanding on March 31, 1998 and
    12,993,838 shares outstanding on December 31, 1997
  Additional paid-in-capital                                                    49,753,572               49,624,386
  Unrealized gains on investments                                                   25,179                   99,029
  Deficit accumulated during development stage                                 (34,914,377)             (33,266,472)
                                                                          -------------------      -------------------
    Total stockholders' equity                                                  14,994,914               16,587,165
                                                                          -------------------      -------------------
    Total liabilities and stockholders' equity                                $ 16,523,773             $ 18,578,969
                                                                          ===================      ===================


                See Notes to Consolidated Financial Statements

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                                  (Unaudited)



                                                                         Three Months Ended                        From inception
                                                                               March 31,                         (October 16, 1992)
                                                             --------------------------------------------           to March 31,
                                                                    1998                     1997                       1998
                                                             -------------------      -------------------       --------------------

Revenues                                                                  $ 0                  $ 50,000               $    700,000

Operating Expenses
 Research and development expenses                                   1,117,644                   973,992                13,014,757
 Licensing fees                                                         55,000                         0                   708,683
 THERAFECTIN/R/ related expenses                                       127,000                   551,045                 3,863,831
 General and administrative expenses                                   599,311                   517,000                 8,767,272
 Purchased research and development in-process                               0                         0                10,421,544
                                                             -------------------      -------------------       --------------------


  Loss from operations                                             (1,898,955)               (1,992,037)               (36,076,087)

 Net interest income (expense)                                         251,050                   327,149                 1,161,710
                                                             -------------------      -------------------       --------------------


  Net loss                                                         $(1,647,905)              $(1,664,888)              $(34,914,377)

                                                             ===================      ===================       ====================


  Basic and diluted net loss per common share                          $ (0.13)                  $ (0.14)
                                                             ===================      ===================

  Weighted average shares outstanding                               13,010,383                11,621,225
                                                             ===================      ===================



                See notes to consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Cash Flows
                                  (Unaudited)




                                                                                                                    Period from
                                                             Three Months Ended March 31,                        inception (October
                                                             --------------------------------------------        16, 1992) through
                                                                    1998                     1997                    31-Mar-98
                                                             -------------------      -------------------       --------------------

Cash flows from operating activities:
 Net loss                                                         $(1,647,905)              $(1,664,888)            $ (34,914,377)
 Adjustments to reconcile net loss to net cash
 used for operating activities:
  Purchased research and development in-process                            0                         0                 10,421,544
  Compensation charge related to options and warrants granted        125,000                    72,000                    999,540
  Amortization and depreciation                                       20,000                    20,000                  1,375,583
  Loss on disposal of fixed assets                                         0                         0                     15,589
  Changes in operating assets and liabilities:
   Prepaid sponsored research & development expenses                 (40,000)                  391,000                   (190,000)
   Other current assets                                               61,269                   301,035                     48,589
   Accounts payable and accrued expenses                            (462,945)                 (269,436)                   581,194
   Deferred revenue                                                        0                   (50,000)                         0
                                                             -------------------      -------------------       --------------------

   Net cash used for operating activities                         (1,944,581)               (1,200,289)               (21,662,338)
                                                             -------------------      -------------------       --------------------

Cash flows from investing activities:
 Net cash provided by acquisition of Greenwich Pharmaceutical              0                         0                  1,758,037
 Increase in fixed assets                                             (1,065)                  (14,746)                  (257,766)
 Proceeds from sale of fixed assets                                        0                         0                      9,800
 Increase in other assets                                                  0                         0                   (273,229)
 Short term investments:
  Purchases                                                       (4,890,671)               (3,626,417)               (36,448,625)
  Sales and maturities                                             6,621,934                 2,867,483                 25,940,421
                                                             -------------------      -------------------       --------------------

   Net cash provided by (used in) investing activities             1,730,198                  (773,680)                (9,271,362)
                                                             -------------------      -------------------       --------------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                                4,504                    74,560                 13,014,249
 Proceeds from issuance of convertible preferred stock                     0                         0                 20,872,170
 Proceeds from issuance of notes payable                                   0                         0                  2,585,000
 Proceeds from issuance of convertible debt                                0                         0                  1,000,000
 Principal payments of notes payable                                       0                   (37,486)                (2,796,467)
 Payment of note issuance costs                                            0                         0                   (399,702)
 Payment of stock issuance and merger transaction costs                    0                         0                 (1,837,454)
                                                             -------------------      -------------------       --------------------

   Net cash provided by financing activities                           4,504                    37,074                 32,437,796
                                                             -------------------      -------------------       --------------------

Net increase (decrease) in cash and cash equivalents                (209,879)               (1,936,895)                 1,504,096
Cash and cash equivalents at beginning of period                   1,713,975                 8,580,206                          0
                                                             -------------------      -------------------       --------------------

Cash and cash equivalents at end of period                       $ 1,504,096               $ 6,643,311                $ 1,504,096
                                                             ===================      ===================       ====================




                See notes to consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

         Notes to Unaudited Condensed Consolidated Financial Statements
                                (March 31, 1998)



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

             The interim unaudited condensed consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1997, appearing in the Company's Annual Report on Form 10-K for such year.


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


3. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

   During the three months ended March 31, 1998, the Company issued 21,519 shares of common stock resulting from the conversion of 1,227 shares of preferred stock.


4.  INVESTMENTS

   At March 31, 1998, the fair value of short-term investments exceeded their cost basis by approximately $25,179. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized gain excluded from the statement of operations and reported as a separate component of stockholders' equity.

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (March 31, 1998)


5. COLLABORATIVE AGREEMENT

   In June 1995, the Company entered into a research and development collaboration agreement (the "Agreement") with the U.K. company, Zeneca
   Pharmaceuticals, Inc. ("Zeneca").   Under the terms of the Agreement, which
   originally would have expired in June 1997, Zeneca provided funds for a two-year period to support the research and development of certain technology. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enabled Zeneca to acquire the product development rights to the Company's technology. Zeneca requested, and was granted, an extension, until January 1, 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. Zeneca has informed the Company that its screening process will not be completed until May 31, 1998 and proposed a second extension which has not been granted by the Company. If Zeneca desires to continue product development following completion of screening, the Company could receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration. However, there can be no assurance that Zeneca will decide to continue product development, that Zeneca and the Company will reach a renegotiated development agreement, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

6. COMPREHENSIVE NET LOSS

   The Company adopted FASBF Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. Comprehensive net loss for the three months ended March 31, was as follows:

                                           1998            1997
     Net loss                        $(1,647,905)     $(1,664,888)
     Unrealized loss on investments   (   73,850)      (  150,256)
     Comprehensive net loss          $(1,721,755)     $(1,815,144)

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                of Financial Condition and Results of Operations
                                (March 31, 1998)


     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the FDA regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the documents referred to under such caption.

RESULTS OF OPERATIONS
 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At March 31, 1998, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended March 31, 1998 and 1997

     The Company's net loss was $1,647,905 during the three months ended March 31, 1998 as compared with $1,664,888 during the three months ended March 31, 1997. Net loss per common share equaled $.13 per share for the 1998 period as compared to $.14 per share for the 1997 period. The lower net loss in the 1998 period was primarily due to lower Therafectin related expenses partially offset by increased research and development expenses, a higher level of general and administrative costs, and a decrease in net interest income.

     Revenue was zero during the three months ended March 31, 1998 as compared with $50,000 during the comparable 1997 period. Revenue for the 1997 period was attributable to a research and development agreement (the "Agreement") entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995. Under the terms of the Agreement, which originally would have expired in June 1997, Zeneca provided funds for a two year period to support the research and development of this technology. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. Zeneca requested, and was granted, an extension, until January 1, 1998, to complete the screening of its molecule collection before deciding if it will exercise its product development rights. Zeneca has informed the Company that its screening process will not be completed until May 31, 1998 and proposed a second extension which has not been granted by the Company. If Zeneca desires to continue product development following completion of screening, the Company could receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration. However, there can be no assurance that Zeneca will decide to continue product development, that Zeneca and the Company will reach a renegotiated development agreement, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

     Research and development expenses were $1,117,644 during the three months ended March 31, 1998 as compared with $973,992 during the three months ended March 31, 1997. The increase was primarily attributable to an increased level of expenditures for technologies under development as well as an increase in the number of personnel supporting research and development activities. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $5 million to $6 million during 1998.

     Licensing fees were $55,000 during the three months ended March 31, 1998 as compared with zero during the three months ended March 31, 1997. During the 1998 period, the Company paid $15,000 to license one new technology as compared to no new licensing agreements during the 1997 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During the 1998 period, the Company made a milestone payment of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) related expenses were $127,000 during the three months ended March 31, 1998 as compared with $551,045 during the three months ended March 31, 1997. This decrease reflects differences in the status of the Phase III clinical trial for Therafectin during each respective period. Enrollment in the trial, which began in March 1996, was completed in March 1997. Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the trial in which fewer patients were enrolled, and per-patient clinical costs were lower. Before any commercially viable product from Therafectin may be developed, and any revenue generated therefrom, the Company currently expects that at least $0.5 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company.

     General and administrative expenses were $599,311 during the three months ended March 31, 1998 as compared with $517,000 during the comparable 1997 period. This increase was primarily due to the overall growth of the Company as reflected in the increased level of research and development expenses and an increase in the number of personnel employed by the Company.

     Net interest income was $251,050 during the three months ended March 31, 1998 as compared with net interest income of $327,149 during the three months ended March 31, 1997. The higher level of interest income recognized during the 1997 period primarily related to higher average short term investment, cash and cash equivalent balances.


  LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 5 million shares of common stock (See Notes 9 and 10 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1997). In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

  At March 31, 1998, the Company had available cash, cash equivalents and short term investments of approximately $12.0 million and working capital of approximately $11.1 million. The Company believes that the level of financial resources available at March 31, 1998 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION
                          ----------------------------



ITEM 1:      LEGAL PROCEEDINGS.
             -----------------

             NONE.

ITEM 2:      CHANGES IN SECURITIES.
             ---------------------

             DURING THE QUARTER ENDED MARCH 31, 1998, THE COMPANY ISSUED 5,480 SHARES OF COMMON STOCK RELATED TO THE EXERCISE OF OUTSTANDING WARRANTS FOR WHICH THE COMPANY RECEIVED CONSIDERATION TOTALING $4,504.

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

             NONE.

ITEM 5:      OTHER INFORMATION.
             -----------------

             NONE.

ITEM 6:      EXHIBITS AND REPORTS ON FORM 8-K.
             --------------------------------

             (a)   Exhibits included with this filing:

               27   Financial Data Schedule

             (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1998 and through May 14, 1998.


                            Date of Report           Item Reported
                    -------------------------------  -------------

               1    Form 8-K filed January 20, 1998          5,7

               2    Form 8-K filed March 9, 1998             5,7

               3    Form 8-K filed April 30, 1998            5,7

               3    Form 8-K filed May 7, 1998               5,7

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


                                      Boston Life Sciences, Inc.
                                      --------------------------
                                         (Registrant)


DATE:    May 14, 1998                 /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer

                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer