Form 10-K405/A
period 1997-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1998-05-19
CIK 94784

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

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

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference in this report on Form 10-K/A: The Company's Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 12, 1998 (Part III).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

FORWARD-LOOKING STATEMENTS

  The description of the business of Boston Life Sciences, Inc. ("BLSI" or the "Company") that follows contains certain forward-looking statements on the Company's prospects for its pharmaceutical development activities and results of operations based on current management expectations. For a description of meaningful factors which could cause future results to differ materially from such expectations, see "Business--Products under FDA Review", "Business-- Products in Clinical Trials", "Business--Preclinical Development Programs", "Business--Licensing Agreements", "Business--Patents", "Business--Corporate Alliances", "Business--Obtaining FDA and Other Governmental Approvals", and "Other Business Risks" in Part I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997.

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

CORPORATE ALLIANCES

  In June 1995, the Company entered into a research and development collaboration agreement (the "Agreement") with the U.K. company, Zeneca Pharmaceuticals, Inc. ("Zeneca"). Under the terms of the Agreement, which originally would have expired in June 1997, Zeneca provided funds for a two year period to support the research and development of this technology. In addition to providing funding, Zeneca has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The Agreement enabled Zeneca to acquire the product development rights to the Company's technology. Zeneca requested, and was granted, until January 1, 1998, an extension to complete the screening of its molecule collection before deciding if it will exercise its product development rights. Zeneca has informed the Company that its screening process will not be completed until May 31, 1998 and proposed a second extension which has not been granted by the Company. If Zeneca desires to continue product development following completion of screening, the Company could receive additional milestone payments as well as royalties from the sale of any products originating from the collaboration. However, there can be no assurance that Zeneca will decide to continue product development, that Zeneca and the Company will reach a renegotiated development agreement, that the Company will receive any milestone or royalty payments, or that any products will result from the collaboration.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.6 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5.0 million of net proceeds by completing a private placement of 500,000 shares of common stock. For additional information related to the private placements, see Notes 9 and 10 of the Notes to the Consolidated Financial Statements included in this Form 10-K/A.

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

                          BOSTON LIFE SCIENCES, INC.
                       (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. RESEARCH AND DEVELOPMENT AGREEMENT

  In June 1995, the Company entered into a research and development collaboration agreement with a pharmaceutical company in the United Kingdom (Zeneca) to develop small molecule inhibitors of Major Histocompatibilty Complex (MHC) Class II gene transcription to treat autoimmune diseases. Under the terms of the agreement, which formally expired in June 1997, the pharmaceutical company provided funds to support the research and development of the specified technology. These funds were recognized as revenue ratably over the original term of the Agreement, and totaled $83,060, $200,000 and $166,940 during 1997, 1996 and 1995, respectively. In addition to providing funding, the pharmaceutical company has been screening its molecule collection, seeking to identify an inhibitor of the Company's transcription factor. The pharmaceutical company holds a product development option which it may exercise, at a cost of $300,000, at any time prior to the expiration of the agreement. The pharmaceutical company requested, and was granted, an extension until January 1, 1998, to complete the screening of its molecule collection before deciding if it desires to continue product development rights. Zeneca has informed the Company that its screening process will not be completed until May 31, 1998 and proposed a second extension which has not been granted by the Company. If the pharmaceutical company desires to continue product development and attains certain product development milestones, as defined, the Company could receive milestone payments as defined provided that the development agreement is reinstated or renegotiated by the parties. The Company would also be entitled to receive royalties from the sale of any products originating from the collaboration depending upon whether it is renegotiated or reinstated.

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

                                          Boston Life Sciences, Inc.
                                          (Registrant)

                                                   /s/ S. David Hillson
May 18, 1998                              By __________________________________
                                                     S. DAVID HILLSON
                                                Chairman, President & Chief
                                                     Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

        /s/ S. David Hillson           Chairman, President
-------------------------------------   & Chief Executive        May 18, 1998
          S. DAVID HILLSON              Officer (Principal
                                        Executive Officer)

      /s/ Marc E. Lanser, M.D.         Executive Vice
-------------------------------------   President & Chief        May 18, 1998
        MARC E. LANSER, M.D.            Scientific Officer

        /s/ Joseph P. Hernon           Chief Financial
-------------------------------------   Officer (Principal       May 18, 1998
          JOSEPH P. HERNON              Financial and
                                        Accounting Officer)

       /s/ Colin B. Bier, M.D.         Director
-------------------------------------                            May 18, 1998
         COLIN B. BIER, M.D.

       /s/ Edson D. de Castro          Director
-------------------------------------                            May 18, 1998
         EDSON D. DE CASTRO

      /s/ Steve H. Kanzer, Esq.        Director
-------------------------------------                            May 18, 1998
        STEVE H. KANZER, ESQ.

     /s/ Ira W. Lieberman, Ph.D.       Director
-------------------------------------                            May 18, 1998
       IRA W. LIEBERMAN, PH.D.

      /s/ E. Christopher Palmer        Director
-------------------------------------                            May 18, 1998
        E. CHRISTOPHER PALMER

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