Form 10-Q
period 1998-06-30
BOSTON LIFE SCIENCES INC /DE
filed 1998-08-14
CIK 94784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM  10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended    JUNE 30, 1998
                                       -------------

                                       OR

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from ____________________ to __________________

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

                   (X)    Yes                    (  )    No

As of August 4, 1998 there were 13,210,312 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                            Page (s)
                                                            --------

Part I - Financial Information:

  Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheet as of                        1
  June 30, 1998 and December 31, 1997

  Condensed Consolidated Statement of Operations                    2
  for the three and six months ended June 30, 1998 and 1997, and for the period from inception (October 16, 1992) to
  June 30, 1998

  Condensed Consolidated Statement of Cash Flows                    3
  for the six months ended June 30, 1998 and 1997,
  and for the period from inception (October 16, 1992) to
  June 30, 1998

  Notes to Condensed Consolidated Financial Statements          4 - 5

  Item 2 - Management's Discussion and Analysis of              6 - 9
           Financial Condition and Results of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                       10

  Item 2 - Changes in Securities                                   10

  Item 3 - Defaults Upon Senior Securities                         10

  Item 4 - Submission of Matters to a Vote of                      10
           Security Holders

  item 5 - Other Information                                       11

  item 6 - Exhibits and Reports on Form 8-K                        11

Signature (s)                                                      12

Part I -- Financial Information
Item 1 -- Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheet
                          --------------------------
                                  (Unaudited)

                                                                    June 30, 1998            December 31, 1997
                                                                 -------------------        -------------------
Assets
Current Assets:
  Cash and cash equivalents                                             $ 617,094                $ 1,713,975
  Short-term investments                                               10,066,012                 12,338,496
  Prepaid sponsored research & development expenses                       150,000                    150,000
  Other current assets                                                    430,166                    508,208
                                                                      ------------              -------------
    Total current assets                                               11,263,272                 14,710,679

Fixed assets, net                                                          60,541                     95,061
Technology acquired                                                     3,500,000                  3,500,000
Other assets                                                              273,229                    273,229
                                                                      ------------              -------------
    Total assets                                                     $ 15,097,042               $ 18,578,969
                                                                      ============              =============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                 1,431,633                  1,991,804
                                                                      ------------              -------------
    Total current liabilities                                           1,431,633                  1,991,804
                                                                      ------------              -------------

Stockholders' equity:
  Series A Convertible Preferred stock, $.01 par value                        271                        284
    1,000,000 shares authorized
    27,145 shares outstanding on June 30, 1998 and
    28,372 shares outstanding on December 31, 1997
  Common stock, $0.01 par value;                                          130,750                    129,938
    25,000,000 shares authorized
    13,075,012 shares outstanding on June 30, 1998 and
    12,993,838 shares outstanding on December 31, 1997
  Additional paid-in-capital                                           50,120,045                 49,624,386
  Unrealized gains on investments                                          64,168                     99,029
  Deficit accumulated during development stage                        (36,649,825)               (33,266,472)
                                                                      ------------              -------------
    Total stockholders' equity                                         13,665,409                 16,587,165
                                                                      ------------              -------------
    Total liabilities and stockholders' equity                       $ 15,097,042               $ 18,578,969
                                                                      ============              =============


                See Notes to Consolidated Financial Statements

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                     ------------------------------------
                                  (Unaudited)


                                                  Three Months Ended              Six Months Ended            From inception
                                                       June 30,                       June 30,             (October 16, 1992)
                                            ----------------------------    -----------------------------      to June 30,
                                                 1998           1997             1998          1997               1998
                                            --------------  ------------    -------------- --------------  ------------------
Revenues                                             $ 0       $ 33,060              $ 0      $ 83,060       $    700,000

Operating Expenses

Research and development expenses               1,127,708      1,355,762        2,245,352     2,329,754        14,142,465

Licensing fees                                          0              0           55,000             0           708,683

THERAFECTIN(R) related expenses                   133,782        629,087          260,782     1,180,132         3,997,613

General and administrative expenses               667,767        479,580        1,267,078       996,580         9,435,039

Purchased research and development in-proces            0              0                0             0        10,421,544
                                              -----------    -----------      -----------   -----------       ------------

        Loss from operations                  (1,929,257)    (2,431,369)      (3,828,212)   (4,423,406)       (38,005,344)

Net interest income                               193,809        283,233          444,859       610,382         1,355,519
                                              -----------    -----------      -----------   -----------       ------------
        Net loss                              $(1,735,448)   $(2,148,136)     $(3,383,353)  $(3,813,024)      $(36,649,825)
                                              ===========    ===========      ===========   ===========       ============


        Basic and diluted net
          loss per common share                   $ (0.13)       $ (0.17)         $ (0.26)      $ (0.32)
                                              ===========    ===========      ===========   ===========


        Weighted average shares outstanding    13,050,970     12,454,621       13,031,926    12,037,923
                                              ===========    ===========      ===========   ===========


                See notes to consolidated financial statements

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                     ------------------------------------
                                  (Unaudited)

                                                                                                            Period from
                                                                                                          inception(October
                                                                            Six months ended               16,1992)through
                                                                        1998                1997            June 30, 1998
                                                                 ------------------  ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                              $(3,383,353)        $(3,813,024)     $ (36,649,825)
Adjustments to reconcile net loss to net cash
    used for operating activities:
    Purchased research and development in-process                               0                   0          10,421,544
    Compensation charge related to options and warrants granted           359,000             185,144           1,233,540
    Amortization and depreciation                                          40,000              40,000           1,395,583
    Loss on disposal of fixed assets                                            0                   0              15,589
    Changes in assets and liabilities:
     Prepaid sponsored research & development expenses                          0             391,000            (150,000)
     Other current assets                                                  78,042             330,587              65,362
     Accounts payable and accrued expenses                               (560,171)           (467,066)            483,968
     Deferred revenue                                                           0             (83,060)                  0
                                                                       -----------        ------------        ------------
     Net cash used for operating activities                            (3,466,482)         (3,416,419)        (23,184,239)
                                                                       -----------        ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Net cash provided by acquisition of Greenwich Pharmaceuticals                  0                   0           1,758,037
 Increase in fixed assets                                                  (5,480)            (23,376)           (262,181)
 Proceeds from sale of fixed assets                                             0                   0               9,800
 Increase in other assets                                                       0                   0            (273,229)
 Short term investments:
    Purchases                                                          (6,290,019)         (5,983,119)        (37,847,973)
    Sales and maturities                                                8,527,642           5,501,343          27,846,129
                                                                       -----------        ------------        ------------
     Net cash provided by (used in) investing activities                2,232,143            (505,152)         (8,769,417)
                                                                       -----------        ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from issuance of common stock                                   137,458             128,836          13,147,203
 Proceeds from issuance of convertible preferred stock                          0                   0          20,872,170
 Proceeds from issuance of notes payable                                        0                   0           2,585,000
 Proceeds from issuance of convertible debt                                     0                   0           1,000,000
 Principal payments of notes payable                                            0             (57,286)         (2,796,467)
 Payment of note issuance costs                                                 0                   0            (399,702)
 Payment of stock issuance and merger transaction costs                         0                   0          (1,837,454)
                                                                       -----------        ------------        ------------
     Net cash provided by financing activities                            137,458              71,550          32,570,750
                                                                       -----------        ------------        ------------

Net increase (decrease) in cash and cash equivalents                   (1,096,881)         (3,850,021)            617,094
Cash and cash equivalents at beginning of period                        1,713,975           8,580,206                   0
                                                                       -----------        ------------        ------------
Cash and cash equivalents at end of period                              $ 617,094         $ 4,730,185           $ 617,094
                                                                       ===========        ============        ============

                See notes to consolidated financial statements

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1998)


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


3. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   During the six months ended June 30, 1998, the Company issued 21,519 shares of common stock resulting from the conversion of 1,227 shares of preferred stock. During the six months ended June 30, 1997, the Company issued 1,394,020 shares of common stock resulting from the conversion of 79,487 shares of preferred stock.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1998)


4. COMPREHENSIVE NET LOSS

   The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. Comprehensive net loss for the six months ended June 30, 1998 and 1997, was as follows:

                                                      1998                   1997
      Net loss                                     $(3,383,353)           $(3,813,024)
      Unrealized loss on investments              (     34,861)           (    33,905)
                                                   -----------            -----------
      Comprehensive net loss                       $(3,418,214)           $(3,846,929)
                                                   ===========            ===========


5. INVESTMENTS

   At June 30, 1998, the fair value of short-term investments exceeded their cost basis by approximately $64,000. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized gain excluded from the statement of operations and reported as a separate component of stockholders' equity.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                (June 30, 1998)


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

RESULTS OF OPERATIONS

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At June 30, 1998, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended June 30, 1998 and 1997

     The Company's net loss was $1,735,448 during the three months ended June 30, 1998 as compared with $2,148,136 during the three months ended June 30, 1997. Net loss per common share equaled $.13 per share for the 1998 period as compared to $.17 per share for the 1997 period. The lower net loss in the 1998 period was primarily due to lower THERAFECTIN/(R)/ related expenses, and to a lesser degree, a reduction in research and development expenses. These decreases were partially offset by higher general and administrative expenses and a reduction in net interest income.

     Revenue was zero during the three months ended June 30, 1998 as compared with $33,060 during the comparable 1997 period. Revenue for the 1997 period was attributable to a research and development agreement (the "Agreement") entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995. Under the terms of the Agreement (which originally would have expired in June 1997), Zeneca provided funds for a two-year period to support the research and development of certain technology. In addition to providing funding, Zeneca, at its own expense, undertook the screening of its molecule collection, in order to generate potential inhibitors of the Company's transcription factor. Zeneca requested, and was granted, an extension, until January 1, 1998, to continue the screening of its molecule collection before deciding if it would exercise its product development rights. Following the refusal by the Company to grant Zeneca a further extension, Zeneca informed the Company that it will not continue product development. The Company believes that this technology has substantial value and plans to continue to pursue alternative potential joint venture and collaborative opportunities in this sector.

     Research and development expenses were $1,127,708 during the three months ended June 30, 1998 as compared with $1,355,762 during the three months ended June 30, 1997. The decrease was primarily attributable to lower expenditures for two of the technologies currently under pre-clinical development, partially offset by increased expenditures related to the preparation for and initiation of clinical trials for Altropane. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur total research and development costs between $4 million and $5 million during 1998.

     Licensing fees were zero during both the three months ended June 30, 1998 and during the three months ended June 30, 1997. The Company did not execute any new licensing agreements during either period or incur any obligations under its existing licensing agreements. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) related expenses were $133,782 during the three months ended June 30, 1998 as compared with $629,087 during the three months ended June 30, 1997. This decrease reflects differences in the status of the Phase III clinical trial for Therafectin during each respective period. The Phase III trial, which began in March 1996, was completed in August 1997. Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the trial in which fewer patients were enrolled, and per-patient clinical costs were lower. The Company filed, in June 1998, an amendment to its previously filed New Drug Application ("NDA") with the Food and Drug Administration ("FDA") seeking marketing approval for Therafectin. There can be no assurance, however, that such approval will be obtained by the Company. If the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value represented by the THERAFECTIN(R) technology acquired in the June 1995 merger with Greenwich Pharmaceuticals, Inc. as reflected on the Company's balance sheet.

     General and administrative expenses were $667,767 during the three months ended June 30, 1998 as compared with $479,580 during the comparable 1997 period. This increase was primarily due to higher professional services costs and a non-cash charge related to certain changes in the provisions of the Company's stock option plans.

     Net interest income was $193,809 during the three months ended June 30, 1998 as compared with net interest income of $283,233 during the three months ended June 30, 1997. The higher level of interest income recognized during the 1997 period primarily related to higher average short-term investment, cash and cash equivalent balances.


 Six Months Ended June 30, 1998 and 1997

     The Company's net loss was $3,383,353 during the six months ended June 30, 1998 as compared with $3,813,024 during the six months ended June 30, 1997. Net loss per common share equaled $.26 per share for the 1998 period as compared to $.32 per share for the 1997 period. The lower net loss in the 1998 period was primarily due to lower THERAFECTIN/(R) / related expenses, and to a lesser degree, a reduction in research and development expenses. These expenses were partially offset by higher general and administrative expenses and a reduction in net interest income.

     Revenue was zero during the six months ended June 30, 1998 as compared with $83,060 during the comparable 1997 period. Revenue for the 1997 period was attributable to a research and development agreement (the "Agreement") entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995. Under the terms of the Agreement (which originally would have expired in June 1997) Zeneca provided funds for a two-year period to support the research and development of certain technology. In addition to providing funding, Zeneca, at its own expense, undertook the screening of its molecule collection, in order to generate potential inhibitors of the Company's transcription factor. Zeneca requested, and was granted, an extension, until January 1, 1998, to continue the screening of its molecule collection before deciding if it would exercise its product development rights. Following the refusal by the Company to grant Zeneca a further extension, Zeneca informed the Company that it will not continue product development. The Company believes that this technology has substantial value and plans to continue to pursue alternative potential joint ventures and collaborative opportunities in this sector.

     Research and development expenses were $2,245,352 during the six months ended June 30, 1998 as compared with $2,329,754 during the six months ended June 30, 1997. The decrease was primarily attributable to lower expenditures for two of the technologies currently under pre-clinical development, partially offset by increased expenditures related to the preparation for and initiation of clinical trials for Altropane. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $4 million and $5 million during 1998.

     Licensing fees were $55,000 during the six months ended June 30, 1998 as compared with zero during the six months ended June 30, 1997. During the 1998 period, the Company paid $15,000 to license one new technology as compared to no new licensing agreements during the 1997 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During the 1998 period, the Company made a milestone payment of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) related expenses were $260,782 during the six months ended June 30, 1998 as compared with $1,180,132 during the six months ended June 30, 1997. This decrease reflects differences in the status of the Phase III clinical trial for Therafectin during each respective period. The Phase III trial, which began in March 1996, was completed in August 1997. Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the trial in which fewer patients were enrolled, and per-patient clinical costs were lower. The Company filed, in June 1998, an amendment to its previously filed New Drug Application ("NDA") with the Food and Drug Administration ("FDA") seeking marketing approval for Therafectin. There can be no assurance, however, that such approval will be obtained by the Company. If the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value represented by the THERAFECTIN(R) technology acquired in the Merger with Greenwich Pharmaceuticals, Inc. as reflected on the Company's balance sheet.

     General and administrative expenses were $1,267,078 during the six months ended June 30, 1998 as compared with $996,580 during the comparable 1997 period. This increase was primarily due to higher professional services costs and a non-cash charge related to certain changes in the provisions of the Company's stock option plans.

     Net interest income was $444,859 during the six months ended June 30, 1998 as compared with net interest income of $610,382 during the six months ended June 30, 1997. The higher level of interest income recognized during the 1997 period primarily related to higher average short-term investment, cash and cash equivalent balances.

  YEAR 2000 COMPLIANCE

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000," some level of modifications or even possibly replacement of such source code or applications will be necessary. The Company is currently in the process of completing its identification of software applications that are not "Year 2000" compliant and expects to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operation. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

  At June 30, 1998, the Company had available cash, cash equivalents and short term investments of approximately $10.7 million and working capital of approximately $9.8 million. The Company believes that the level of financial resources available at June 30, 1998 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1:  LEGAL PROCEEDINGS.
         -----------------

         None.

ITEM 2:  CHANGES IN SECURITIES.
         ---------------------

         During the six months ended June 30, 1998, the Company issued 59,655 shares of common stock related to the exercise of outstanding warrants and options for which the Company received consideration totaling $137,458.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         The annual meeting of stockholders was held on June 12, 1998. the holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorom. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and witheld or negative ("withheld") votes set forth below each matter.

         1. Proposal to elect directors each to serve until the date of the 1999 annual meeting of stockholders and until their successors are elected and qualified:

                                                     For       Withheld/Against
                                                -------------  ----------------
                Colin B. Bier, Ph.D.              9,494,448        53,146
                Edson D. de Castro                9,491,151        56,442
                Adrian Gerber                     9,494,274        53,319
                S. David Hillson, Esq.            9,488,388        59,206
                Marc E. Lanser, M.D.              9,491,173        56,420
                Ira W. Lieberman, Ph.D.           9,491,772        55,822
                E. Christopher Palmer             9,519,026        28,567

         2. Proposal to approve and adopt the Company's 1998 Omnibus Stock Option Plan:

                                                     For       Withheld/Against
                                                     ---       ----------------
                                                  9,351,378       196,216

         3. Proposal to approve the Amendment and Restatement of the Company's Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan:

                                                     For       Withheld/Against
                                                     ---       ----------------
                                                  9,175,200       372,393

ITEM 5:  OTHER INFORMATION.
         -----------------

         (a) Exhibits.

             None.


ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits included with this filing:

             27 Financial Data Schedule

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1998 and through August 8, 1998.

               Date of Report                      Item Reported
               --------------                      -------------

         1     Form 8-K filed April 30, 1998            5,7

         2     Form 8-K filed May 7, 1998               5,7

         3     Form 8-K filed May 8, 1998               5,7

         4     Form 8-K filed July 1, 1998              5,7

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE: August 12, 1998                 /s/ S. David Hillson
                                      -----------------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /S/ Joseph Hernon
                                      -----------------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)