Form 10-Q
period 1998-09-30
BOSTON LIFE SCIENCES INC /DE
filed 1998-11-13
CIK 94784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM  10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1998
                                    ----------------------

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

                   (X)    Yes                     ( )    No

As of November 13, there were 13,271,728 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                            Page (s)
                                                            --------

Part I - Financial Information:

  Item 1 - Financial Statements (unaudited)

       Condensed Consolidated Balance Sheet as of                   1
       September 30, 1998 and December 31, 1997

       Condensed Consolidated Statement of Operations               2
       for the three and nine months ended September 30, 1998
       and 1997, and for the period from inception (October 16,
       1992) to September 30, 1998

       Condensed Consolidated Statement of Cash Flows               3
       for the nine months ended September 30, 1998 and 1997,
       and for the period from inception (October 16, 1992) to
       September 30, 1998

       Notes to Condensed Consolidated Financial Statements        4-5

  Item 2 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations           6-9


Part II - Other Information

  Item 1 - Legal Proceedings                                       10

  Item 2 - Changes in Securities                                   10

  Item 3 - Defaults Upon Senior Securities                         10

  Item 4 - Submission of Matters to a Vote of                      10
           Security Holders

  Item 5 - Other Information                                       10

  Item 6 - Exhibits and Reports on Form 8-K                        11

Signature(s)                                                       12

Part I -- Financial Information
Item 1 -- Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheet
                          --------------------------
                                  (Unaudited)

                                                                     30-Sep-98                 31-Dec-97
                                                                ------------------       -------------------
Assets
Current assets:
  Cash and cash equivalents                                         $ 2,800,110               $ 1,713,975
  Short-term investments                                              7,001,314                12,338,496
  Prepaid sponsored research & development expenses                     100,000                   150,000
  Other current assets                                                  178,333                   508,208
                                                                  --------------           --------------
    Total current assets                                             10,079,757                14,710,679

Fixed assets, net                                                        39,476                    95,061
Acquired technology                                                   3,500,000                 3,500,000
Other assets                                                            286,053                   273,229
                                                                  --------------           --------------
    Total assets                                                   $ 13,905,286              $ 18,578,969
                                                                  ==============           ==============



Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                               1,496,625                 1,991,804
                                                                  --------------           --------------
    Total current liabilities                                         1,496,625                 1,991,804
                                                                  --------------           --------------

Stockholders' equity:
  Series A convertible preferred stock, $.01 par value;                     170                       284
    1,000,000 shares authorized;
    16,996 shares outstanding on September 30, 1998 and
    28,372 shares outstanding on December 31, 1997
  Common stock, $0.01 par value;                                        132,717                   129,938
    25,000,000 shares authorized;
    13,271,728 shares outstanding on September 30, 1998 and
    12,993,838 shares outstanding on December 31, 1997
  Additional paid-in-capital                                         50,333,179                49,624,386
  Unrealized gains on investments                                       188,798                    99,029
  Deficit accumulated during development stage                      (38,246,203)              (33,266,472)
                                                                  --------------           --------------
    Total stockholders' equity                                       12,408,661                16,587,165
                                                                  --------------           --------------
    Total liabilities and stockholders' equity                     $ 13,905,286              $ 18,578,969
                                                                  ==============           ==============


                See notes to consolidated financial statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                     Consolidated Statement of Operations
                     ------------------------------------
                                  (Unaudited)


                                                    Three Months Ended           Nine Months Ended           From inception
                                                       September 30,               September 30,           (October 16, 1992)
                                                 ------------------------       ----------------------       to September 30,
                                                    1998          1997             1998        1997               1998
                                                 ----------    ----------       ---------- -----------     ------------------
Revenues                                                $ 0           $ 0             $ 0     $ 83,060         $    700,000
                                                 ----------    ----------      ----------   ----------         ------------

Operating Expenses

 Research and development expenses                1,169,010     1,191,702       3,414,362    3,521,456           15,311,475

 Licensing fees                                           0        20,000          55,000       20,000              708,683

 THERAFECTIN(R) related expenses                     31,339       581,830         292,121    1,761,962            4,028,952

 General and administrative expenses                587,831       554,370       1,854,909    1,550,950           10,022,870

 Purchased research and development in-process            0             0               0            0           10,421,544
                                                 ----------    ----------      ----------   ----------         ------------

  Total operating expenses                        1,788,180     2,347,902       5,616,392    6,854,368           40,493,524
                                                 ----------    ----------      ----------   ----------         ------------
  Loss from operations                           (1,788,180)   (2,347,902)     (5,616,392)  (6,771,308)         (39,793,524)

 Net interest income                                191,802       261,786         636,661      872,168            1,547,321
                                                 ----------    ----------      ----------   ----------         ------------

 Net loss                                        $(1,596,378) $(2,086,116)    $(4,979,731) $(5,899,140)        $(38,246,203)
                                                 ===========   ==========      ==========   ==========         ============



  Basic and diluted net
     loss per common share                           $ (0.12)     $ (0.17)        $ (0.38)     $ (0.48)
                                                 ===========   ==========      ==========   ==========




  Weighted average shares outstanding             13,221,610   12,578,134      13,094,321   12,217,993
                                                 ===========   ==========      ==========   ==========


                          BOSTON LIFE SCIENCES, INC.

                       (A Development Stage Enterprise)

                     Consolidated Statement of Cash Flows
                     ------------------------------------
                                  (Unaudited)


                                                                                                             Period from
                                                                     Nine Months Ended September 30       inception (October
                                                                 --------------------------------------   16, 1992) through
                                                                        1998                1997          September 30, 1998
                                                                 ------------------  ------------------   ------------------
Cash flows from operating activities:
Net loss                                                              $(4,979,731)        $(5,899,140)      $ (38,246,203)
Adjustments to reconcile net loss to net cash
    used for operating activities:
        Purchased research and development in-process                          0                   0           10,421,544
        Compensation charge related to options and warrants grant        555,000             192,330            1,429,540
        Amortization and depreciation                                     60,000              56,693            1,415,583
        Loss on disposal of fixed assets                                       0                   0               15,589
        Changes in assets and liabilities:
                Prepaid sponsored research & development expenses         50,000             431,000             (100,000)
                Other current assets                                     329,875             413,667              317,195
                Accounts payable and accrued expenses                   (495,179)           (462,865)             548,960
                Deferred revenue                                               0             (83,060)                   0
                                                                      ----------          ----------        -------------
                Net cash used for operating activities                (4,480,035)         (5,351,375)         (24,197,792)
                                                                      ----------          ----------        -------------

Cash flows from investing activities:
Cash acquired through the merger with
   Greenwich Pharmaceuticals                                                   0                   0            1,758,037
Increase in fixed assets                                                  (4,415)            (47,421)            (261,116)
Proceeds from sale of fixed assets                                             0                   0                9,800
Increase in other assets                                                 (12,824)                  0             (286,053)
Short term investments:
     Purchases                                                        (8,850,358)         (7,346,130)         (40,408,312)
     Sales and maturities                                             14,277,309           8,231,759           33,595,796
                                                                      ----------          ----------        -------------
                Net cash provided by (used in) investing
                 activities                                            5,409,712             838,208           (5,591,848)
                                                                      ----------          ----------        -------------

Cash flows from financing activities:
Proceeds from issuance of common stock                                   156,458             150,651           13,166,203
Proceeds from issuance of convertible preferred stock                          0                   0           20,872,170
Proceeds from issuance of notes payable                                        0                   0            2,585,000
Proceeds from issuance of convertible debt                                     0                   0            1,000,000
Principal payments of notes payable                                            0             (61,752)          (2,796,467)
Payment of note issuance costs                                                 0                   0             (399,702)
Payment of stock issuance and merger transaction costs                         0                   0           (1,837,454)
                                                                      ----------          ----------        -------------
                Net cash provided by financing activities                156,458              88,899          32,589,750
                                                                      ----------          ----------        -------------
Net increase (decrease) in cash and cash equivalents                   1,086,135          (4,424,268)           2,800,110
Cash and cash equivalents at beginning of period                       1,713,975           8,580,206                    0
                                                                      ----------          ----------        -------------
Cash and cash equivalents at end of period                           $ 2,800,110         $ 4,155,938          $ 2,800,110
                                                                      ==========          ==========        =============

                See notes to consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.
                       (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1998)

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


3. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   During the nine months ended September 30, 1998, the Company issued 199,509 shares of common stock resulting from the conversion of 11,376 shares of preferred stock. During the nine months ended September 30, 1997, the Company issued 1,501,246 shares of common stock resulting from the conversion of 85,601 shares of preferred stock.

                          BOSTON LIFE SCIENCES, INC.
                       (a development stage enterprise)

             Notes to Unaudited Consolidated Financial Statements
                             (September 30, 1998)


4. COMPREHENSIVE NET LOSS

   The Company adopted FASB Statement No. 130, "Reporting Comprehensive Income", in the first quarter of 1998. This statement establishes standards for the reporting and display of comprehensive income or loss and its components in the financial statements. Comprehensive net loss for the nine months ended September 30, 1998 and 1997, was as follows:

                                                             1998                   1997
     Net loss                                           $(4,979,731)            $(5,899,140)
     Unrealized gain  on investments                         89,769                  82,125
                                                        -----------             -----------
     Comprehensive net loss                             $(4,889,962)            $(5,817,015)
                                                        ===========             ===========


5. INVESTMENTS

   At September 30, 1998, the fair value of short-term investments exceeded their cost basis by approximately $188,798. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized gain excluded from the statement of operations and reported as a separate component of stockholders' equity.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                of Financial Condition and Results of Operations
                              (September 30, 1998)


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

RESULTS OF OPERATIONS
 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At September 30, 1998, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended September 30, 1998 and 1997

     The Company's net loss was $1,596,378 during the three months ended September 30, 1998 as compared with $2,086,116 during the three months ended September 30, 1997. Net loss per common share equaled $.12 per share for the 1998 period as compared to $.17 per share for the 1997 period. The lower net loss in the 1998 period was primarily due to lower THERAFECTIN/(R) / related expenses, partially offset by higher general and administrative expenses and a reduction in net interest income.

     Revenue was zero during each of the three months ended September 30, 1998 and 1997.

     Research and development expenses were $1,169,010 during the three months ended September 30, 1998 as compared with $1,191,702 during the three months ended September 30, 1997. The decrease was primarily attributable to lower expenditures for one of the technologies currently under pre-clinical development, partially offset by increased expenditures related to the clinical trials for Altropane. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur total research and development costs between $4 million and $5 million during 1998.

     Licensing fees were zero during the three months ended September 30, 1998 as compared with $20,000 during the three months ended September 30, 1997. The Company entered into one new licensing agreement during the 1997 period. The Company did not execute any new licensing agreements during the 1998 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products.

     The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) related expenses were $31,339 during the three months ended September 30, 1998 as compared with $581,830 during the three months ended September 30, 1997. This decrease reflects differences in the status of the Phase III clinical trial for Therafectin during each respective period. Costs incurred during the 1997 period related to the Phase III trial, which began in March 1996, and was completed in August 1997. Costs incurred during the 1998 period related to the preparation and submission, on June 30, 1998, of an amendment to its previously filed New Drug Application ("NDA") with the Food and Drug Administration ("FDA") seeking marketing approval for Therafectin. There can be no assurance, however, that such approval will be obtained by the Company. If the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value represented by the THERAFECTIN(R) technology acquired in the June 1995 merger with Greenwich Pharmaceuticals, Inc. as reflected on the Company's balance sheet.

     General and administrative expenses were $587,831 during the three months ended September 30, 1998 as compared with $554,370 during the comparable 1997 period. This increase was primarily due to higher professional services costs and a non-cash charge related to certain changes in the provisions of the Company's stock option plans.

     Net interest income was $191,802 during the three months ended September 30, 1998 as compared with net interest income of $261,786 during the three months ended September 30, 1997. The higher level of interest income recognized during the 1997 period primarily related to higher average short-term investment, cash and cash equivalent balances.

 Nine Months Ended September 30, 1998 and 1997

     The Company's net loss was $4,979,731 during the nine months ended September 30, 1998 as compared with $5,899,140 during the nine months ended September 30, 1997. Net loss per common share equaled $.38 per share for the 1998 period as compared to $.48 per share for the 1997 period. The lower net loss in the 1998 period was primarily due to lower THERAFECTIN/(R) / related expenses, and to a lesser degree, a reduction in research and development expenses. These expenses were partially offset by higher general and administrative expenses and a reduction in net interest income.

     Revenue was zero during the nine months ended September 30, 1998 as compared with $83,060 during the nine months ended September 30, 1997. Revenue for the 1997 period was attributable to a research and development agreement (the "Agreement") entered into with Zeneca Pharmaceuticals, Ltd. ("Zeneca Pharmaceuticals") in 1995. Under the terms of the Agreement (which originally would have expired in June 1997), Zeneca provided funds for a two-year period to support the research and development of certain technology. In addition to providing funding, Zeneca, at its own expense, undertook the screening of its molecule collection, in order to generate potential inhibitors of the Company's transcription factor. Zeneca requested, and was granted, an extension, until January 1, 1998, to continue the screening of its molecule collection before deciding if it would exercise its product development rights. Following the refusal by the Company to grant Zeneca a further extension, Zeneca has informed the Company that it will not continue product development. The Company believes that this technology has substantial value and plans to continue to pursue alternative potential joint venture and collaborative opportunities in this sector.

     Research and development expenses were $3,414,362 during the nine months ended September 30, 1998 as compared with $3,521,456 during the nine months ended September 30, 1997. The decrease was primarily attributable to lower expenditures for one of the technologies currently under pre-clinical development, partially offset by increased expenditures related to the preparation for and initiation of clinical trials for Altropane. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $4 million and $5 million during 1998.

     Licensing fees were $55,000 during the nine months ended September 30, 1998 as compared with $20,000 during the nine months ended September 30, 1997. The Company paid $15,000 during the 1998 period to license one new technology as compared to $20,000 paid to license one new technology during the 1997 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During the 1998 period, the Company made a milestone payment of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     THERAFECTIN(R) related expenses were $292,121 during the nine months ended September 30, 1998 as compared with $1,761,962 during the nine months ended September 30, 1997. This decrease reflects differences in the status of the Phase III clinical trial for Therafectin during each respective period. The Phase III trial, which began in March 1996, was completed in August 1997. Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the trial in which fewer patients were enrolled, and per-patient clinical costs were lower. The Company filed, in June 1998, an amendment to its previously filed New Drug Application ("NDA") with the Food and Drug Administration ("FDA") seeking marketing approval for Therafectin. There can be no assurance, however, that such approval will be obtained by the Company. If the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company may be required to write off all or some portion of the $3.5 million asset value represented by the THERAFECTIN(R) technology acquired in the Merger with Greenwich Pharmaceuticals, Inc. as reflected on the Company's balance sheet.

     General and administrative expenses were $1,854,909 during the nine months ended September 30, 1998 as compared with $1,550,950 during the nine months ended September, 1997. This increase was primarily due to higher professional services costs and a non-cash charge related to certain changes in the provisions of the Company's stock option plans.

     Net interest income was $636,661 during the nine months ended September 30, 1998 as compared with net interest income of $872,168 during the nine months ended September 30, 1997. The higher level of interest income recognized during the 1997 period primarily related to higher average short-term investment, cash and cash equivalent balances.

YEAR 2000 COMPLIANCE

     The Company uses a significant number of computer software programs and operating systems in its internal operations, including applications used in product development, financial business systems and various administrative functions. To the extent that these software applications contain source code that is unable to appropriately interpret the upcoming calendar year "2000", some level of modifications or even possibly replacement of such source code or applications will be necessary. The Company is currently in the process of completing its identification of software applications that are not "Year 2000" compliant and expects to make appropriate responses to address any issue identified by the end of 1998. Given the information known at this time about the Company's systems, coupled with the Company's ongoing, normal course-of-business efforts to upgrade or replace business critical systems as necessary, it is currently not anticipated that these "Year 2000" costs will have any material adverse effect on the Company's business, financial condition or results of operations. However, the Company is still in the preliminary stages of analyzing its software applications and, to the extent that they are not fully "Year 2000" compliant, there can be no assurance that the costs necessary to update software, or potential systems interruptions, would not have a material adverse effect on the Company's business, financial condition or results of operations. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner. The Company does not have a contingency plan in the event that it is unable to resolve any Year 2000 issues in a timely manner. The Company expects to establish a contingency plan upon completion of its identification of software applications that are not Year 2000 compliant. At such time, the Company will be able to ascertain the most reasonably likely worst case scenario.

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

      At September 30, 1998, the Company had available cash, cash equivalents and short term investments of approximately $9.8 million and working capital of approximately $8.6 million. The Company believes that the level of financial resources available at September 30, 1998 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II--OTHER INFORMATION
                          --------------------------

ITEM 1:  LEGAL PROCEEDINGS.
         -----------------

         None.

ITEM 2:  CHANGES IN SECURITIES.
         ---------------------

         During the nine months ended September 30, 1998, the Company issued 78,381 shares of common stock related to the exercise of outstanding warrants and options for which the Company received consideration totaling $156,458.

ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

         None.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

         None.

ITEM 5:  OTHER INFORMATION.
         -----------------

         Shareholder Proposals--1999 Annual Meeting:

         The Company's definitive proxy materials dated May 6, 1998 indicated that proposals of stockholders intended to be presented at the annual meeting of stockholders in 1999 must be received by the Company by December 24, 1999 in order to be considered for inclusion in the Company's Proxy Statement and form of proxy relating to that annual meeting. Such December 24, 1999 timetable applies to shareholder proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended ("Rule 14a-8"). Alternatively, stockholder proposals proposed to be presented at the 1999 Annual Meeting of Stockholders, but not submitted in compliance with Rule 14a-8 and therefore not included in the Proxy Statement and form of proxy relating to the meeting nevertheless must be received by March 30, 1999, or there is a possibility that management proxies may use their discretionary voting authority if and when any such proposal is raised at the 1999 Annual Meeting of Stockholders, without any discussion of the matter at the meeting. If the 1999 Annual Meeting date is more than 30 days away from the anniversary of the 1998 Annual Meeting date, the Company will disclose changes in the December 24 and March 30 deadlines above in its earliest possible report on Form 10-Q. Stockholder proposals should be directed to the Company's Secretary, at the address of the Company set forth on the cover of the Form 10-Q.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits included with this filing:

             27  Financial Data Schedule

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1998 and through November 12, 1998.

                  Date of Report                    Item Reported
                  --------------                    -------------

                  Form 8-K filed July 1, 1998            5, 7

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE: November 12, 1998               /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

DATE: November 12, 1998               /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)