Form 10-K405
period 1998-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1999-03-17
CIK 94784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD

                         Commission file number 0-6533

                           BOSTON LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                      87-0277826
        (State or other jurisdiction of      (I.R.S. Employer
         Incorporation or Organization)      Identification no.)

          31 NEWBURY STREET, SUITE 300
             BOSTON, MASSACHUSETTS                  02116
    (Address of principal executive offices)      (Zip Code)

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (((S)) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq Small Cap Market on March 9, 1999, the aggregate market value of the 13,918,934 outstanding shares of voting stock held by nonaffiliates of the Registrant was $98,267,674.

  As of March 5, 1999, there were 14,103,005 shares of the Registrant's Common Stock issued and outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference in this report on Form 10-K: The Company's Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on Thursday, May 20, 1999 (Part III).

                                     PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

  The description of the business of Boston Life Sciences, Inc. ("BLSI" or the "Company" or "We") that follows contains certain forward-looking statements on the prospects for our pharmaceutical development activities and results of operations based on our current expectations, including, but not limited to statements regarding certain milestones with respect to the Company's technologies and product candidates. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will", "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them. For a description of meaningful factors which could cause future results to differ significantly from our current expectations, see "Business - Products under FDA Review", "Business - Products in Clinical Trials", "Business - Principal Preclinical Development Programs", "Business - Other Information", "Business-Business Risks", and "Business-Market Risks" in Part I of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

OVERVIEW

  We are a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system (CNS) disorders and autoimmune diseases. The Company was incorporated in Delaware in 1972 under the name Greenwich Pharmaceuticals Incorporated ("Greenwich"). Effective June 15, 1995, Greenwich merged with a privately-held company named Boston Life Sciences, Inc. (the "Merger"). Greenwich survived the Merger and changed its name to Boston Life Sciences, Inc. On June 6, 1997 the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. Our principal executive offices are located at 31 Newbury Street, Suite 300, Boston, Massachusetts, and the telephone number is (617) 425-0200.

  In general, our corporate strategy is to seek to (i) fund the early development of our compounds in preclinical development and (ii) enter into corporate partnering arrangements with established pharmaceutical or biotechnology companies to support the continued development of our compounds and the marketing of any products as and to the extent they receive government approval. Additionally, since We do not currently own any laboratory or manufacturing facilities, We contract for such services and intend to continue to do so.

  The Company currently has eight technologies in its product portfolio. Therafectin, a potential treatment for rheumatoid arthritis, was acquired as a result of the Merger. The balance of our technologies currently under development were invented or discovered by researchers working at Harvard University and its affiliated hospitals ("Harvard and its Affiliates") and have been licensed to us.

PRODUCTS UNDER FDA REVIEW

  1. Therafectin(R)

  Therafectin is a synthetic molecule developed for the treatment of Rheumatoid Arthritis which affects approximately 2.5 million individuals in the U.S. It is estimated that the total U.S. market for Rheumatoid Arthritis drug sales is approximately $2.5 billion per year. Therafectin has undergone extensive preclinical and clinical testing in which the molecule has been demonstrated to be safe and well-tolerated. A New Drug Application ("NDA") was initially filed with the Food and Drug Administration ("FDA") in 1993 by Greenwich.

  The Company's (BLSI) 20 week, double-blind, placebo-controlled Phase III trial included approximately 220 patients, and was conducted at 25 centers across the United States. The trial was designed to closely resemble Greenwich's 200 patient Phase III RA-9 trial which demonstrated that Therafectin was more effective than placebo and reached positive statistical significance. The BLSI trial was completed in August 1997, and on September 30, 1997, the Company announced preliminary results which were based on primary efficacy called "Therapeutic Success."

  In the preliminary analysis of results, Therafectin fell short of statistical significance although 40% of patients receiving Therafactin and 33% of patients receiving placebo achieved "Therapeutic Success". However, in centers that enrolled at least ten patients (about half of the patient population), 48% of Therafactin patients achieved "Therapeutic Success" as compared to 29% of placebo patients. Further, among the pre-defined secondary efficacy variables, the improvement in the number of swollen joints in patients receiving Therafectin was highly statistically significantly better than in those patients receiving placebo (p is less than 0.007). Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the primary efficiency variable (Therapeutic Success). Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consistent with the previously established excellent safety profile of Therafectin, there were no significant adverse events attributable to Therafectin during the course of the study. In view of the excellent safety profile of Therafectin, and the previous statistically significant successful trial combined with at least three supportive trials (previously completed by Greenwich), the Company convened an advisory panel of clinical rheumatologists to seek input and advice regarding whether to proceed with the submission of an amendment to the pending NDA seeking approval for the drug.

  In January 1998, We announced our plans to seek marketing approval for Therafectin based upon the cumulative data obtained from the trial and the input provided by our special outside advisory panel of clinical rheumatologists. The overall opinion of the advisory panel was that the cumulative safety and efficacy data on Therafectin justified its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. The Company also reported that analysis of the trial data strongly suggested the therapeutic efficacy of Therafectin. Applying the widely-accepted "Paulus" criteria of therapeutic efficacy (at least a 20% improvement in 4 of 6 measures: joint tenderness scores, joint swelling scores, physician's and patient's global assessment, erythrocyte sedimentation rate (ESR), and morning stiffness), there was a highly statistically significant difference in the percentage of Therafectin patients meeting the Paulus criteria for therapeutic efficacy as compared to the percentage of placebo patients meeting the Paulus criteria (p greater than 0.02). Among the predefined secondary efficacy variables, the reduction in the number of swollen joints, the ESR results, Functional Class scores, and the CLINHAQ (a quality of life measurement) were statistically significant in favor of Therafectin. In addition, after withdrawing non-steroidal medication, clinical secondary variables returned to baseline or better in the Therafectin group, while remaining statistically significantly worse than baseline in the placebo group. Applying the American College of Rheumatology (ACR) "50% improvement" criteria to the number of swollen joints, 36% of Therafectin patients experienced at least a 50% decrease in the number of swollen joints compared to 23% of placebo patients resulting in a statistically significant difference (p greater than 0.04). Finally, in the subgroup of patients (about half the total number) entering the study with greater than the median number of swollen joints (ten), the primary and secondary variables specified in the trial protocol were statistically significant. The Company believes that statistically significant improvement in the important clinical variables related to joint swelling, functional class, and "quality of life" experienced by the Therafectin patients demonstrates the clinical efficacy of Therafectin. Because the beneficial effect is most obvious on joint swelling, the Company believes that the other improvements are secondary to Therafectin's apparent ability to favorably impact the underlying disease.

  In 1998, the Company concluded agreements for drug substance and tablet manufacturing with FDA compliant Good Manufacturing Practices ("GMP") manufacturers (replacing its previous relationship with Boehringer which was adversely impacted by the closing of the latter's Connecticut facility, which had been expected to produce Therafectin launch supplies). Commercial quantities of drug substance have been manufactured and transferred to the tablet manufacturer, and commercial quantities of finished tablets were manufactured during the first quarter of 1999. Manufacturing data reflecting this production are expected to be submitted to the FDA during the first half of 1999, however there can be no assurance that the Company will meet such expectations. The Company filed an amendment to the NDA for Therafectin in 1998, and intends to make a follow-up request for a meeting with the FDA's Arthritis Advisory Committee along with submission of the manufacturing data. However, there can be no assurance that a decision will be rendered or that Therafectin will ultimately be approved. The Company's strategy is to enter into a marketing agreement with a well established pharmaceutical company, but there can be no assurance that the Company will be able to successfully manufacture, market, and distribute Therafectin, or to enter into a licensing and strategic alliance on acceptable terms.

PRODUCTS IN CLINICAL TRIALS

  1. Altropane(TM)

  Parkinson's Disease is a chronic, irreversible, neurodegenerative disease which generally affects people over 50 years old. It is caused by a significant decrease in the number of dopamine terminals in specific areas of the brain. Inadequate production of dopamine causes the classic PD symptoms of resting tremor, muscle retardation, and rigidity. Altropane is an 123I-based nuclear medicine imaging agent that We believe may be useful in the diagnosis of PD in its early stages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. PD afflicts about 250,000-500,000 Americans and about 4 million individuals worldwide (developed nations). The number of individuals having PD is expected to grow substantially as people continue to live longer and the overall population ages.

     We filed an IND application in November 1996 asking for permission to conduct full scale clinical trials of Altropane. We started our Phase I clinical trial in the second quarter of 1997 and completed the Phase I trial in February 1998. We started our Phase II studies in April 1998 and completed the Phase II trial in February 1999. We believe that results of the Phase II study provide clear evidence that Altropane is useful in telling the difference between normal individuals from those individuals with early PD. The interim results thus far analyzed, based upon half the total number of enrolled patients in the Phase II trial indicate that patients with early or mild PD can be reliably and easily differentiated from normal patients based on the Altropane scan results. Normal patients had a mean striatal binding potential of 1.07 + 0.17 vs 0.44 + 0.19 for
                                                       -              -
patients with early/mild PD (p greater than 0.00007). The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.9). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients. The Company plans to initiate its Phase III study in March of 1999. Our 1997 Annual Report indicated that we had expected to complete our Phase III trial by the end of 1998 although we noted that there were no assurances that this timing would be met. Due to the functional impairment associated with PD, and the resulting physical inability of many patients to complete their clinical visits when scheduled, the completion of Phase II enrollment took longer than originally expected. We are implementing measures to assist Phase III patients in completing their clinical visits as originally scheduled. While we believe that these and other supportive measures will have a beneficial effect, the completion of Phase III by the end of 1999 should be regarded as a goal rather than as well-assured.

  In December 1998, the Company announced that it had started preclinical development on a "second generation" technetium-based compound for the diagnosis of PD. This compound differs from Altropane in structure and in the advantageous substitution of technetium for iodine as the radio-ligand. Subsequent research has shown that this agent can differentiate PD from normal, but comprehensive data on its performance as compared to Altropane is not yet available. Human clinical trials with this new agent, which the Company hopes to commence in 2000, although there can be no assurance that the Company will meet such expectations, will establish the ultimate clinical usefulness for this technetium-based compound. The Company believes that the ability to eventually follow Altropane to market with a second-generation technetium product would give BLSI a long-term competitive advantage in this rapidly emerging diagnostic area.

PRINCIPAL PRECLINICAL DEVELOPMENT PROGRAMS

  1. Troponin

  It is now generally accepted that angiogenesis (the formation of new blood vessels) plays an important role in the growth and spread of cancer throughout the body. Increasing experimental and clinical evidence strongly suggests that the inhibition of angiogenesis could potentially offer a general therapeutic approach to the prevention or treatment of all solid tumor metastases. This approach is independent of tumor type, since it targets only proliferating blood vessel cells, and if the anti-angiogenic agent is specific to endothelial (blood vessel) cells, it is also theoretically nontoxic since angiogenesis does not take place under normal circumstances.

  Our anti-angiogenic agent, Troponin I was discovered to be present in cartilage (a tissue devoid of blood vessels) by scientists at Children's Hospital in Boston, and found to have extremely strong anti-angiogenic activity, both in vitro and in vivo. Recombinant Troponin I has been shown to inhibit lung metastases in animals at doses that by extrapolation to the human equivalent appears to yield a convenient clinical dosing regimen. The Company's goal is, therefore, to complete its clinical formulation effort enabling the subcutaneous administration of Troponin in human trials. The scientific basis for the Company's development of Troponin was published in the March 16, 1999 edition of the Proceedings of the National Academy of Sciences, and summarized in a Company Press Release of the same date. The Company's goal is to file an IND and initiate human clinical trials of Troponin in the second half of 1999, but there can be no assurance that the Company will be able to meet such expectations, or that it will be able to successfully manufacture, market and distribute Troponin. In our 1997 Annual Report, we had indicated that our objective was to file an IND for Troponin around the end of 1998. More extensive pre-clinical development work than originally planned was necessary in order to (1) further define desirable parameters for the manufacturing process prior to initiating the required toxicology, teratogenicity, and wound healing studies for regulatory compliance, and (2) generate additional information on dosing for use in establishing clinical protocols.

  In addition to the treatment of cancer, the anti-angiogenic approach appears to have significant potential for the treatment of eye diseases that are associated with abnormal retinal angiogenesis. Two of these diseases, Macular Degeneration and Diabetic Retinopathy, are the major causes of blindness in developed countries. Preliminary experiments in animal models of these diseases suggest that Troponin can effectively inhibit retinal angiogenesis. The Company is, therefore, developing Troponin for these indications, and hopes to file an IND for ophthalmic indications in the year 2000, although there can be no assurance that the Company will meet such expectations.

  BLSI owns the exclusive license to the recently issued (November 1998) U.S. patent for the use of Troponin I to treat a broad spectrum of angiogenic diseases including solid tumors, eye diseases, atherosclerosis, hypertrophic scarring (including in the spinal cord), arthritis and psoriasis.

  2. Axogenesis Factor 1 (AF-1)

  Axogenesis Factor 1 (AF-1) is a nerve growth factor which specifically promotes axon outgrowth in central nervous system (CNS) cells. Since axons form the connections between cells of the CNS (brain and spinal cord), We believe that AF-1 could provide a means to regenerate those connections following CNS damage suffered in stroke or spinal cord injury. In addition, chronic degenerative diseases of the CNS such as Parkinson's Disease or Alzheimer's Disease, may be amenable to AF-1 or similar treatment.

  Results obtained by BLSI scientists in animals appear to demonstrate the feasibility of regenerating the injured optic nerve and spinal cord by treating these tissues with AF-1 or related compounds. Further experiments are presently being conducted to expand upon these results, with the aim of achieving substantial functional recovery after such injuries. If these ongoing studies are successful, the Company will proceed toward human clinical studies.

  Some of the important new findings concerning the regulation of axon growth in CNS nerve cells that were generated by BLSI researchers were announced in 1998. The discoveries were presented at the annual meeting of the Society for Neuroscience and were published in The Journal of Biological Chemistry. The paper describes the intracellular pathway that may control axon growth in all nerve cells.

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

  3. C-MAF

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

  In addition to C-MAF, a second factor, called NIP-45, has been discovered which appears to synergize with C-MAF and other factors to significantly boost transcription of the IL4 gene in Th2 cells. Thus, a gene therapy strategy focused on either inserting C-MAF alone, or C-MAF together with NIP-45, could potentially lead to the development of therapeutic product for the treatment of severe autoimmune diseases, although results to date are preliminary.

  The approach to the treatment for allergies requires the development of an inhibitor to C-MAF, NIP-45, or both, in order to decrease the number of Th2 cells and to restore the proper balance between the numbers of Th1 and Th2 cells at the site of inflammation. In the case of asthma and hay fever, the optimal formulation would be a small molecule that could be delivered via aerosol to the lung where it would be incorporated into the Th2 cells surrounding the bronchi. The Company's strategy for the commercialization of this technology is to collaborate with a corporate partner in the discovery and clinical development of such a small molecule inhibitor utilizing the basic research and screening techniques developed by the BLSI research program.

OTHER INFORMATION

 SCIENTIFIC ADVISORY BOARD

  We have organized a Scientific Advisory Board, which currently consists of six members (the "Scientific Advisors"). The Scientific Advisors have extensive experience in fields related to our fields of research. The Scientific Advisors may be asked to review and evaluate our research programs, to provide advice on technical matters in fields in which they have experience, and to recommend personnel to us.

  The Scientific Advisors are employed by or have consulting agreements with other organizations, some of which may or may not conflict or compete with us, and the Scientific Advisors are expected to spend only a minor portion of their time working for us. Except for members of the Scientific Advisory Board who are also consultants to the Company or its subsidiaries, the Scientific Advisors are not expected to participate actively in our activities or in the development of our technologies. Some of the organizations that the Scientific Advisors are affiliated with may have regulations or policies which limit their ability to act as consultants to us. Any new regulations or policies adopted in the future might limit the ability of the Scientific Advisors to consult with the Company.

  Inventions or processes discovered by the Scientific Advisors do not become our property but remain the property of an Advisors' full-time employer, other than those inventions or processes that may be covered by consulting agreements between us and such advisors. In addition, the institutions with which the Scientific Advisors are affiliated may make available the research services of their scientific and other skilled personnel, including the Scientific Advisors, to organizations other than us under sponsored research agreements with others. Under such agreements, such organizations may be obligated to assign or license patents and other proprietary information which may result from research sponsored by an entity other than us, including research performed by a Scientific Advisor for a competitor of the Company.

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

 LICENSING AGREEMENTS

We have entered into a number of exclusive worldwide licenses of patent applications covering our technologies. These licenses are obtained from the collaborating institutions where such technologies were invented or discovered (generally Harvard and its Affiliates), and generally include the right to sublicense, to make, use or sell, products or processes resulting from the development of these technologies. The licensing agreements generally require the payment of an initial licensing fee as well as additional payments upon reaching development milestones, as defined in each respective agreement. The licensing agreements also provide for the payment of a royalty to the collaborating institution based upon the sales of any products developed by us or our sublicensees. We usually have a first option to license additional technologies invented or discovered during the course of related research programs funded by us. There can be no assurance that such research will lead to the discovery of new technologies or that We will be able to obtain a license for any newly discovered technologies on acceptable terms, if at all.

BUSINESS RISKS

  THE COMPANY IS UNCERTAIN REGARDING THE PATENTS AND PROPRIETARY RIGHTS OF ITS PRODUCT CANDIDATES

  Our patent strategy has been to aggressively pursue patent protection, in the U.S. and in most developed countries, for our compounds and technologies. Our goal is to obtain broad patent protection for our compounds under development and their related medical indications. Although We will seek patent protection for our technologies, the patent application and issuance process generally takes several years and is usually very expensive without any guarantee that a patent will be issued. In many cases, the Company's know-how and technology may not be patentable. If We do not obtain patent protection for our technologies, our ability to compete and business prospects may be significantly and negatively affected. Further, even if patents can be obtained, there can be no guarantee that these patents will provide us with any competitive advantage. Risks associated with protecting our patent and proprietary rights include the following:

 . Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office (the "USPTO") requires clinical evidence that our technologies work.

 . Our competitors may develop similar technologies or products, or duplicate any technology developed by us.

 . If patents are issued to us, our competitors may develop products which are similar to ours but which do not infringe on our patents or products, or a third party may successfully challenge one or more of our patents.

 . Our patents may infringe on the patents or rights of other parties which may decide not to grant a license to us.

 . We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays.

  Patent law in the fields of healthcare and biotechnology is still evolving. As a result, future changes in patent laws might conflict with the existing or future patent rights of others. For the same reasons, the products of others could infringe on our patent rights. The defense and prosecution of patent claims is both expensive and time-consuming, even if We receive a favorable outcome. If any existing or future patent owned by or licensed to us or our collaborators fails to protect us against competitors, it could:

 .  Subject us to significant liabilities to third parties,

 . Require us to license rights from third parties, . Require us to alter our products or processes or . Require us to cease developing and/or selling certain of our technologies.

  We also rely on trade secrets and proprietary know-how. We seek to protect this information primarily through confidentiality agreements with our collaborators, employees and consultants. There can be no guarantee that these agreements will not be breached or that We will have adequate remedies for such breach. In addition, our trade secrets may become known or be developed independently by competitors.

  If consultants, key employees or other third parties apply technological information which they have developed separate from the Company to our technologies, there may be disputes as to the ownership of such information which may not be resolved in our favor. Our scientific advisors and other consultants are employed by and may have consulting agreements with third parties. Therefore, any inventions discovered by such individuals are not likely to become our property.

 THE COMPANY HAS ALWAYS HAD LOSSES FROM ITS OPERATIONS AND EXPECTS FUTURE LOSSES

   We are a development stage company. We have never generated revenues from product sales, and We do not currently expect to generate revenues from product sales for at least the next eighteen months. As of December 31, 1998, We have incurred total net losses since inception of approximately $40 million. To date, We have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, and other technologies (collectively referred to herein as our "technologies"), general and administrative expenses and costs related to obtaining and protecting patents. We expect to incur significant operating losses for at least the next twenty-four months, and possibly longer, primarily due to the continued progress of our research and development programs, including preclinical studies and clinical trials, and costs associated with making and selling our products. Our ability to earn profits will depend on many things including:

 .    Successfully completing the research and development of our technologies;
 .    The time, cost and effort required to obtain regulatory approvals;
 .    Establishing collaborative arrangements for manufacturing, sales and marketing capabilities;
 .    Protecting our patent and other intellectual rights;
 .    The ability of our licensors or collaborators to protect their patent and other intellectual rights;
 .    Competing technology and market developments;
 .    Manufacturing costs and the costs of commercializing our products; and
 .    Raising enough money to finance our business.

     There can be no guarantee that the Company will become profitable or that if it becomes profitable, it will remain profitable.

 THE COMPANY DEPENDS HEAVILY ON HARVARD UNIVERSITY AND ITS AFFILIATES

     Most of our research and development is completed through Harvard University and its affiliated hospitals ("Harvard and its Affiliates") under sponsored research agreements. Researchers working at Harvard and its Affiliates invented or discovered virtually all of our current technologies. Therefore, most of the Company's business depends upon:

 .    Harvard and its Affiliates continuing to perform research and development work under sponsored research agreements with us; and
 .    Our ability to maintain the licenses that We received from Harvard and its affiliates for our current technologies.

  THERE CAN BE NO GUARANTEE THAT HARVARD AND ITS AFFILIATES WILL CONTINUE TO WORK WITH US.

  Each of our collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with Harvard and its Affiliates. In addition, We may enter into consulting, advisory, and related arrangements with other scientific, research and development professionals whom We believe can assist us in the development of our technologies. A summary of the principal scientific, research and development professionals associated with the Company, and a composite of their professional background and affiliations is as follows:

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

  ALEXANDER M. KLIBANOV, PH.D., Professor of Chemistry, Massachusetts Institute of Technology

  ROBERT S. LANGER, SC.D. Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology

  BERTHA K. MADRAS, PH.D., Associate Professor of Psychobiology, Harvard Medical School

  PETER MELTZER, PH.D., President, Organix, Inc., Woburn, MA

  VLADIMIR TORCHILIN, PH.D., Head of the Chemistry Program, Center for Imaging and Pharmaceutical Research and Associate Professor of Radiology, Harvard Medical School

  THE COMPANY WILL NEED TO RELY ON FUTURE AND CERTAIN PRIOR RELATIONSHIPS IN ORDER TO BE SUCCESSFUL

  We expect that developing, clinical testing, manufacturing and commercializing our technologies will require working with various corporate partners, joint venturers, licensors, sub-licensees and others. There can be no guarantee that:

 .    We will be able to enter into such collaborations on acceptable terms and conditions,
 .    That such collaborations will be successful or,
 .    The parties will not dispute the ownership rights to any technology developed under such collaborations.

  If any of our collaborators breach or terminate their agreement with us or otherwise fail to conduct their activities on time, it could delay the development or commercialization of the technology for which the parties are collaborating. Further, We may need to undertake additional responsibilities or to devote additional resources. The termination or cancellation of any working arrangements could also negatively affect our patent and intellectual property rights, as well as our financial condition and operations.

  If We are not able to establish or maintain collaborative arrangements, We will need more money to research and develop technologies on our own and may encounter delays in introducing our products. We may also find that not collaborating with others may negatively affect our development and manufacturing efforts, as well as the sales of any products. We also expect to rely on third parties to manufacture our products. There can be no assurance that We will be able to contract with manufacturers who can fulfill our requirements for quality, quantity and timeliness, or that We would be able to find substitute manufacturers, if necessary. If We are unable to contract with manufacturers on acceptable terms, it could negatively affect our ability to conduct preclinical and clinical testing and may delay our efforts to obtain regulatory approvals. In addition, manufacturing of our products on a commercial scale will require us to incur significant start-up expenses and to expand our facilities and personnel. No guarantee can be given that We can develop such manufacturing capability or hire and train qualified personnel.

 THE COMPANY DEPENDS HEAVILY ON ITS KEY PERSONNEL AND MAY NEED ADDITIONAL KEY PERSONNEL

  Our success depends significantly upon our ability to attract and retain highly qualified scientific and management personnel. There is significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. We can not guarantee that We will be successful in hiring or retaining key personnel.

  If We decide to undertake internally the research and development of any of our technologies, We may need to hire additional key management and scientific personnel to assist the limited number of employees that We currently employ. If We fail to attract such personnel, it could have a significant negative effect on our ability to develop our technologies. There is significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. There can be no guarantee that We will be successful in hiring or retaining the personnel required for such activities.

 THE COMPANY'S INDUSTRY IS VERY COMPETITIVE AND SUBJECT TO CHANGES IN TECHNOLOGY

  The pharmaceutical industry is highly competitive. Research on the causes of, and possible treatments for diseases for which We are trying to develop products, including rheumatoid arthritis, cancer, Parkinson's Disease, central nervous system disorders and autoimmune diseases are developing rapidly. Competition from larger, more experienced and better capitalized companies will be intense. We are pursuing areas of product development in which there is a potential for extensive technological innovation in relatively short periods of time. There can be no assurance that We will be able to keep pace with any new technological developments. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology industry as well as our ability to successfully compete include:

 .    We have no sales force or marketing experience;
 .    We compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than ours;
 .    Companies with established positions in the pharmaceutical industry may be better able to develop and market products for the treatment of those diseases for which We are trying to develop products;
 .    Many of our competitors have significantly greater experience than us in completing preclinical and clinical testing of new pharmaceutical products and obtaining Food and Drug Administration ("FDA") and other regulatory approvals of products;
 .    Our competitors may succeed in developing products that are more effective than ours;
 .    Rapid technological change or developments by others may result in our potential products becoming obsolete or uncompetitive; and
 .    Universities and other not-for-profit research organizations are responsible for a significant amount of research in the field. These institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. These institutions may also market competitive products on their own or through joint ventures and may compete with us in recruiting qualified personnel.

  A substantial number of patents have been issued to other pharmaceutical and biotechnology companies, and other companies may have applied for patents, been issued patents or obtained additional patents and proprietary rights relating to products or processes competitive with ours. Patent applications in the United States are kept secret until the patents are issued, and since publication of discoveries in the scientific or patent literature occurs after the actual discoveries, We cannot be certain that We, or our licensors or collaborators, were the first creator of inventions covered by pending patent applications or the first to file patent applications for such inventions. Consequently, there can be no assurance that our existing patents or any patents that may be issued to us or our licensors or collaborators in the future will provide protection against competitive products or otherwise be commercially valuable.

 IT MAY BE DIFFICULT FOR THE COMPANY TO OBTAIN FDA AND OTHER GOVERNMENTAL APPROVALS

  Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates pharmaceutical products, including their manufacture and labeling. Any product developed by us must undergo an extensive regulatory approval process which includes preclinical and clinical testing of such product to demonstrate its safety and efficacy before it can be marketed. This regulatory process can require many years and substantial cost. Data obtained from testing is subject to varying interpretations, which can delay, limit or prevent FDA approval.

  None of our technologies have been approved for marketing by the FDA or any of the FDA's international equivalents. We cannot accurately predict all relevant regulatory requirements or issues. Changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and depend heavily on administrative policies and interpretations. There can be no guarantee that any changes with respect to Federal and state laws, regulations and policies, and, particularly, with respect to FDA and other such regulatory bodies, will not have a significant, negative effect on the Company. Obtaining FDA clearances can be time-consuming and expensive, and there is no guarantee that such clearances will be granted or that the FDA review process will not involve delays that significantly and negatively affect our products. We may encounter similar delays in foreign countries.

     Also, regulatory clearances may have significant limitations on the uses for which such products may be marketed. In addition, even if regulatory approval is obtained, any marketed product and its manufacturer are subject to periodic review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals. If We obtain any required clearances, there can be no assurance that the regulatory authority will not withdraw such clearance or that We will continue to comply with other regulatory requirements.

  NONE OF THE COMPANY'S PRODUCT CANDIDATES HAVE BEEN APPROVED AND THE COMPANY HAS NO MARKETING EXPERIENCE

     Neither the FDA nor any of the FDA's international equivalents has approved any of our technologies for marketing. The research and development of our technologies will require extensive additional laboratory and clinical testing prior to regulatory approval. There can be no guarantee that:

 .    Our product development efforts will be successfully completed
 .    We will obtain required regulatory approvals
 .    Our technologies will be capable of being manufactured in commercial quantities at reasonable cost or;
 .    New products, if introduced, will achieve market acceptance.

We do not have any experience in marketing pharmaceutical products. In order to earn a profit on any future product, We will be required to either enter into arrangements with third parties with respect to marketing the products or develop internally such marketing capability. There can be no assurance that We will be able to enter into marketing agreements with others on acceptable terms or that We can successfully develop such capability, on our own.

 THERE IS UNCERTAINTY IN THE PHARMACEUTICAL INDUSTRY REGARDING PRICING, HEALTH
  CARE REIMBURSEMENT AND RELATED MATTERS

  The continuing efforts of government and third party payers to contain or reduce health care costs may negatively affect our business. For example, certain foreign governments control pricing or profitability of prescription
pharmaceuticals.   In the United States, there have been a number of federal and state proposals to implement similar government control. In recent years, several bills proposing comprehensive health care reform have been introduced in Congress. In general, such proposals are designed to reform the health care system to, among other things;

 .    control or reduce public and private spending on health care;
 .    provide for uniform health insurance benefits packages and administrative efficiency in the health care system; and
 .    provide universal access to health care within the next several years.

  Some of the proposals introduced in Congress would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. Such proposals could decrease the price that We receive for any products that We may sell in the future. There can be no guarantee that such proposals will not negatively affect us. In addition, there have been a number of federal and state proposals for the government to control the prices of health care products and services. It is uncertain if any legislative proposals will be adopted and how federal, state or private payers for health care goods and services will respond to any health care reforms. Such reforms may have a significant effect on us. If such proposals have a significant negative effect on the business, financial condition and profitability of other pharmaceutical companies which work with us, our ability to commercialize our technologies may be negatively affected.

  Our ability to commercialize our products may depend, in part, on the extent to which government health administration authorities, private health insurers and others provide reimbursement for the costs of our products. Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services. There can be no guarantee that adequate insurance coverage will be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our cost for developing these technologies. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected. In addition, many health maintenance organizations and other managed care companies are seeking to negotiate substantial volume discounts for the sale of pharmaceutical products to their members thereby reducing profit margins for manufacturers. Competitive pressures are causing many manufacturers to accept such discount arrangements.

 THE COMPANY HAS NO MANUFACTURING EXPERIENCE

  We currently have no manufacturing facilities for either clinical trial or commercial quantities of any of our technologies. To date, We have obtained the limited amount of quantities required for clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and commercial sale. As a result of these arrangements, We will depend upon third parties to produce and deliver products in accordance with all FDA and other governmental regulations. There can be no guarantee that such parties will constantly perform their obligations in a timely fashion, and, in accordance with the applicable regulations. The failure by any third party to perform their obligations may delay clinical trials, the commercialization of products, and the ability to supply product for sale.

 THE COMPANY MAY BE SUBJECT TO PRODUCT LIABILITY CLAIMS AND INSURANCE TO COVER
  SUCH CLAIMS MAY BE UNAVAILABLE OR INADEQUATE

  The use of our product candidates in clinical trials and the future sale of any resulting products may subject us to liability claims. There can be no guarantee that any product liability claims will not significantly and negatively affect our business or financial condition. These claims might be made directly by consumers or by pharmaceutical companies or other sellers of such products. While We currently have product liability insurance, there can be no guarantee that such insurance will be sufficient to meet any liabilities that may arise. In addition, such coverage is expensive and may be difficult to obtain. Our existing coverage may not be adequate as our product development activities progress. There can be no guarantee that adequate insurance coverage will be available in the future at an acceptable cost, if at all. If We are unable to obtain sufficient insurance coverage at an acceptable cost to protect against potential product liability claims, it could prevent or limit our ability to commercialize our products.

MARKET RISKS

  THE COMPANY MAY NEED ADDITIONAL CAPITAL IN THE FUTURE AND IS NOT CERTAIN ADDITIONAL CAPITAL WILL BE AVAILABLE

  We have experienced negative cash flows from operations since the company began operating. To date, We have funded our business operations primarily from equity financings. We spend a significant amount for research and development, including preclinical studies and clinical trials of our technologies. We expect that our current cash, cash equivalents and investment balances will be sufficient to fund our capital requirements through at least the next twelve months. Thereafter, We may need to raise substantial additional capital to fund
our operations.   Our capital requirements will depend on many factors,
including:

 .    Potential problems, delays, expenses and complications frequently
     encountered by development stage   companies;
 .    The progress of our research and  development activities and our clinical trials;
 .    Our ability to meet the terms of any current and future collaborative research, manufacturing, marketing or other agreements;
 .    Our ability to obtain regulatory approvals from the FDA and other government agencies;
 .    The costs and timing of obtaining regulatory approvals of our products;
 .    The costs of protecting our patent claims and other intellectual property rights; and
 .    Changes in economic, regulatory or competitive conditions of the pharmaceutical and biotechnology industry.

  Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities. To satisfy our capital requirements, We may raise additional funds in the public or private capital markets. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. We may also seek additional funding through corporate collaborations and other financing methods. There can be no guarantee that any such funding will be available on favorable terms, if at all. If adequate funds are not available, We may need to significantly reduce one or more of our research or development programs, or We may be required to obtain funds through arrangements with others that may require us to surrender rights to some or all of our technologies. If We are successful in obtaining additional financing, the terms of such financing may have the effect of diluting or adversely affecting the holdings or the rights of our common stockholders.

  THERE ARE OPTIONS AND WARRANTS OUTSTANDING WHICH MAY CAUSE DILUTION TO THE STOCKHOLDERS OF THE COMPANY

  As of March 9, 1999, We had granted stock options and warrants to purchase approximately five million shares of our Common Stock at exercise prices ranging from $0.63 - $15.00 per share. Many of these previously granted options and warrants were issued at exercise prices below the market price of the Common Stock. If the holders exercise these stock options and warrants, it will dilute the percentage ownership interest of our current stockholders. In addition, the terms upon which We would be able to obtain additional money through the sale of our stock may be negatively affected because the holders of such outstanding options and warrants would probably exercise them at a time when We would most likely be able to obtain capital on terms more favorable to us than those provided by the exercise of outstanding options and warrants.

  As of March 9, 1999, We also had 14,296 and 315,416 shares of Series A and Series C Convertible Preferred Stock outstanding, respectively, which are currently convertible into 250,719 and 1,577,080 shares of common stock, respectively. If the holders convert their shares of preferred stock into common stock, it will dilute the percentage ownership interest of our current stockholders.

 THERE HAS BEEN A LIMITED PUBLIC MARKET FOR THE COMPANY'S COMMON STOCK, THE
  PRICES HAVE BEEN VOLATILE AND THE COMPANY HAS NEVER PAID DIVIDENDS TO ITS STOCKHOLDERS

  Historically, the trading volume of our Common Stock has fluctuated significantly. At times our trading volume has been significant while at other times our trading volume has been relatively low. The market price of our Common Stock has been highly volatile and it may continue to be highly volatile similar to the securities of other public biotechnology companies. Factors which may have a significant effect on the market price of our common stock include:

 .    the discovery of new technologies in fields in which We are developing products
 .    the results of clinical trials
 .    FDA approval of new products
 .    Proposed government regulations and
 .    Issues relating to patents or proprietary rights.

  The securities markets have experienced volatility that affects prices of equity securities of biotechnology companies which is often unrelated to the performance of such companies. Thus, changes in the market price of our common stock may not be consistent with our actual operations or financial results. We do not expect to pay any dividends for the foreseeable future.

 YEAR 2000 COMPLIANCE

  The Company has initiated planning for issues related to the upcoming new millenium. These issues derive from the use of software and hardware with embedded chips or processors that use two digits to refer to a year and do not properly recognize a year that begins with "20" instead of the familiar "19."

  Our plan to address these issues and to enhance our readiness for the Year 2000 is primarily focused on:

 .    Network and facility infrastructure,
 .    Business applications and software, and
 .    External partners

  Within each area, our efforts will involve:

 .    The identification of systems that may be susceptible to Year 2000 issues,
 .    An assessment of the risks to the Company's business of Year 2000 issues,
 .    Fixing problems that are identified, and
 .    Contingency planning.

  We expect that the identification and assessment phases will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate. The Company primarily operates its business applications software using the Microsoft Office suite of products. As a result, We will primarily rely on the software developer's representations regarding Year 2000 compliance of their software.

  We intend to assess the possible effects on our operations of the Year 2000 compliance of certain relevant third parties, primarily our service providers, by requesting confirmation from the parties regarding their Year 2000 readiness.

  The Company does not expect to incur costs in its Year 2000 program that will be material to its business, financial condition or results of operations. Although We intend to complete all phases of our Year 2000 program by December 31, 1999, there can be no assurance We will complete our program by then, and even if this program is successfully completed on schedule, that disruptions in our business will be avoided.

  Possible consequences of Year 2000 issues that We are unable to adequately identify, assess or fix include but are not limited to:

 .    Delays in supplies from vendors,

 .    Errors in processing transactions and
 .    Diversion of management time and effort to addressing difficulties that emerge
 .    Loss of clinical and research data


  The goal of our Year 2000 program is to plan for and reduce the risk of such difficulties. There can be no assurance that our Year 2000 program will be completed in a timely manner or will be successful.

EMPLOYEES

  As of March 9, 1999, the Company employed 10 individuals full-time, of whom four hold Ph.D. or M.D. degrees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2. PROPERTIES.

  The Company's administrative offices are located in Boston, Massachusetts. The lease on this 3,500 square foot facility expires on June 30, 1999 and can be renewed by the Company for additional three year periods. In addition, the Company has 4,000 square feet of warehouse space in Horsham, Pennsylvania. This lease will terminate on March 31, 2000. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company builds its own laboratory space or undertakes manufacturing operations. The Company, however, has no present intention to develop such capabilities for its technologies.

ITEM 3. LEGAL PROCEEDINGS.

  The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

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

            Name                            Age                       Position
            ----                            ---                       --------
S. David Hillson, Esq.  ................      58       Chairman of the Board of Directors, President
                                                       And Chief Executive Officer
Marc E. Lanser, M.D.  ..................      50       Executive Vice President and Chief Scientific Officer
Joseph Hernon, CPA  ....................      39       Chief Financial Officer, Secretary

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


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.


  The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol BLSI. The following table sets forth the high and low sale prices for the Company's Common Stock by quarter for 1997 and 1998, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, mark-downs or other fees or commissions, and may not necessarily represent actual transactions.

                                                                                                    High         LOW
                                                                                                 -----------  ----------
      1998
         First Quarter  ...............................................................             $ 2 7/16    $1 11/16
         Second Quarter  ..............................................................              8 15/16     1 31/32
         Third Quarter  ...............................................................                4 5/8       1 3/4
         Fourth Quarter  ..............................................................               4 1/32     4 25/32
      1997
         First Quarter  ...............................................................             $     10    $  6 1/4
         Second Quarter  ..............................................................                7 1/2     4 13/16
         Third Quarter  ...............................................................                    9       4 3/8
         Fourth Quarter  ..............................................................                4 1/8     1 31/32

   On March 9, 1999 the closing sales price for the Common Stock was $7 1/16 per share. The number of stockholders of record of Common Stock on March 9, 1999 was approximately 6,700. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

   Recent sales of unregistered securities: During the year ended December 31, 1998, the Company issued 48,043 shares of common stock related to sale of common stock and the exercise of warrants outstanding for which the Company received consideration in the amount of $ 136,618. In addition, the Company issued 15,686 shares of common stock related to the exercise of 18,883 warrants, of which 3,197 warrants were surrendered to finance the exercise price of the warrants. In January 1998, the Company issued 225,000 warrants to a financial advisor which represented a substantial portion of the compensation paid by the Company for the advisor's services. The Company recorded a non-cash charge of approximately $290,000 representing the fair value of the warrants at the date of issuance.

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

                                                                       YEAR ENDED
                                                       ------------------------------------------
                                                           December 31,          December 31,
                                                               1994                  1995
                                                        -------------------  --------------------
Statement of Operations Data
  Revenues  ..........................................         $         0          $    416,940
  Operating expenses  ................................           2,609,068            13,462,322
  Net loss  ..........................................          (2,596,872)          (14,149,151)
  Basic and diluted Net loss per share  ..............         $     (0.66)         $      (2.23)
  Weighted average number of shares outstanding  .....           3,933,921             6,347,993


                                                                       YEAR ENDED
                                                      ------------------------------------------------------------------
                                                        December 31,   December 31,   December 31,       Period from
                                                            1996           1997           1998            Inception
                                                        -------------  -------------  -------------   (October 16, 1992)
                                                                                                           Through
                                                                                                      December 31, 1998
                                                                                                     --------------------
Statement of Operations Data
  Revenues  ..........................................  $    200,000    $    83,060   $                     $    700,000
                                                                                                --
  Operating expenses  ................................     7,047,399      9,202,664      7,682,406            42,559,538

  Net loss  ..........................................    (5,996,147)    (7,974,016)    (6,897,024)          (40,163,496)
  Preferred stock preferences.........................   (34,387,953)            --             --
  Net loss available to common shareholders...........   (40,384,100)    (7,974,016)    (6,897,024)

  Basic and diluted net loss per share  ..............  $      (0.61)   $     (0.64)   $     (0.52)
   Per share effect of preferred stock preferences....         (3.48)            --             --
   Basic and diluted net loss available to
      common shareholders.............................  $      (4.09)   $     (0.64)   $     (0.52)

  Weighted average number of shares outstanding  .....     9,880,222     12,378,219     13,138,862

                                                                              December 31,
                                      ----------------------------------------------------------------------------------------
                                            1994               1995             1996             1997              1998
                                      -----------------  ----------------  ---------------  ---------------  -----------------
Balance Sheet Data
 Total assets  ....................        $   806,502        $6,585,101       $26,153,130      $18,578,969        $12,269,048
 Working capital  .................         (1,518,571)         (297,303)       20,383,735       12,718,875          6,744,226
 Long-term debt  ..................                  0           658,735                 0                0                  0
 Stockholders' equity (deficit)  ..           (906,100)        1,185,802        24,100,406       16,587,165         10,534,849

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) the results from the Phase III clinical trials for Altropane,
(ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration ("FDA") or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval of the amendment to the NDA for Therafectin, and to the commercial sale of any of the Company's proposed products, including Therafectin, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

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

  The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as rheumatoid arthritis, cancer, central nervous system disorders and autoimmune diseases. The Company anticipates that its (i) research and development and (ii) general and administrative costs will continue to increase as the Company attempts to gain regulatory approval for the commercial introduction of its proposed products. At December 31, 1998, the Company is considered a development stage enterprise as defined in Statement of Financial Accounting Standards No. 7.

 YEAR ENDED DECEMBER 31, 1998 AND 1997

  The Company's net loss was $6,897,024 during the year ended December 31, 1998 as compared with $7,974,016 during the year ended December 31, 1997. Net loss per common share totaled $0.52 per share during 1998 as compared with $0.64 per share during 1997. The lower net loss in 1998 was primarily due to reduced costs associated with Therafectin. The Phase III clinical trial for Therafactin, which began in March 1996, ended in August 1997. The effect of these lower costs were partially offset by (i) higher licensing fees, (ii) an increase in general and administrative expenses and (iii) a decrease in interest income.

  Revenue was zero during the year ended December 31, 1998 as compared with $83,060 during the year ended December 31, 1997. Revenue during 1997 was attributable to an agreement with Zeneca which provided funds to support the research and development of certain technology. Such funds were recognized ratably over the original term of the Agreement which expired in June 1997.

  Research and development expenses were $4,881,889 during the year ended December 31, 1998 as compared with $4,874,233 during the year ended December 31, 1997. The majority of the Company's research and development expenses were, and will continue to be in 1999, sponsored research obligations paid to Harvard University and its affiliated hospitals.

  Licensing fees were $80,000 during the year ended December 31, 1998 as compared with $20,000 during the year ended December 31, 1997. The increase is primarily related to an increase in the number of new technologies licensed to the Company in 1998 as compared to 1997. During 1998, the Company paid $40,000 to license two new technologies as compared to $20,000 paid in 1997 for the right to one new technology. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During 1998, the Company incurred a milestone obligation of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

  Therafectin related expenses were $423,228 during the year ended December 31, 1998 as compared with $2,190,040 during the year ended December 31, 1997. The level of expenses in 1997 related to the Company's Phase III clinical trial for Therafactin which was completed in August 1997. Expenses incurred during 1998 were primarily associated with the preparation of the amendment to the previously filed NDA for Therafectin.

  In January 1998, the Company announced its intention to seek marketing approval for Therafectin based upon the cumulative data obtained from the trial and the input provided by its special panel of clinical rheumatologists. The consensus of this special advisory panel was that the cumulative safety and efficacy data on Therafectin justified its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. The Company also reported that further analysis of the trial data strongly suggested the therapeutic efficacy of Therafectin. Applying the widely-accepted "Paulus" criteria of therapeutic efficacy (at least a 20% improvement in 4 of 6 measures: joint tenderness scores, joint swelling scores, physician's and patient's global assessment, erythrocyte sedimentation rate (ESR), and morning stiffness), there was a highly statistically significant difference in the percentage of Therafectin patients meeting the Paulus criteria for therapeutic efficacy as compared to the percentage of placebo patients meeting the Paulus criteria (p greater than 0.02). Among the predefined secondary efficacy variables, the reduction in the number of swollen joints, the ESR results, Functional Class scores, and the CLINHAQ (a quality of life measurement) were statistically significant in favor of Therafectin. In addition, after withdrawing non-steroidal medication, clinical secondary variables returned to baseline or better in the Therafectin group, while remaining statistically significantly worse than baseline in the placebo group. Applying the American College of Rheumatology (ACR) "50% improvement" criteria to the number of swollen joints, 36% of Therafectin patients experienced at least a 50% decrease in the number of swollen joints compared to 23% of placebo patients resulting in a statistically significant difference (p greater than 0.04). Finally, in the subgroup of patients (about half the total number) entering the study with greater than the median number of swollen joints (ten), the primary and secondary variables specified in the trial protocol were statistically significant. The Company believes that statistically significant improvement in the important clinical variables related to joint swelling, functional class, and "quality of life" experienced by the Therafectin patients demonstrates the clinical efficacy of Therafectin. Because the beneficial effect is most obvious on joint swelling, the Company believes that the other improvements are secondary to Therafectin's apparent ability to favorably impact the underlying disease.

  Before any commercially viable product from Therafectin may be developed, and any revenue generated therefrom, the Company currently expects that between $500,000 and $1,000,000 of additional future expense will be necessary. There can be no assurance, however, that the Company will not need to spend more than the range indicated, or that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be obtained by the Company. Moreover, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company would be required to write off the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

  General and administrative expenses were $2,297,289 during the year ended December 31, 1998 as compared with $2,118,391 during the year ended December 31, 1997. This increase was primarily due to non-cash charges related to certain changes in the provisions of the Company's stock option plans and the issuance
of warrants to a financial advisor.            .

  Interest income was $785,382 during the year ended December 31, 1998 as compared with interest income of $1,148,025 during the year ended December 31, 1997. Average cash and investment balances during 1998 were lower as compared to 1997.

  At December 31, 1998, the Company had net deferred tax assets of approximately $22 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development and Therafectin related expenses, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management believes that, at the present time, it is appropriate to conclude that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

 YEAR ENDED DECEMBER 31, 1997 AND 1996

  The Company's net loss, excluding preferred stock preferences, was $7,974,016 during the year ended December 31, 1997 as compared with $5,996,147 during the year ended December 31, 1996. Net loss per common share, excluding the effect of preferred stock preferences, totaled $.64 per share during 1997 as compared with $.61 per share during 1996. The higher loss in 1997 was primarily due to (i) lower revenues, (ii) increased research and development expenses, and (iii) higher costs associated with the completion of the Phase III clinical trial for Therafectin which began in March 1996 and ended in August 1997. The effect of these items were partially offset by (i) lower licensing fees, (ii) decreased general and administrative expenses and (iii) a reduction in interest expense.

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

  Revenue was $83,060 during the year ended December 31, 1997 as compared with $200,000 during the year ended December 31, 1996. Revenue for both periods was attributable to a research and development agreement under which a certain pharmaceutical company provided funds to support the research and development of certain technology. The research agreement expired in 1997.

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

  Licensing fees were $20,000 during the year ended December 31, 1997 as compared with $390,000 during the year ended December 31, 1996. The decrease was primarily related to a decrease in the number of new technologies licensed to the Company in 1997 as compared to 1996, as well as lower costs to obtain such licenses. During 1997, the Company paid $20,000 to license one new technology as compared to $360,000 paid in 1996 for the rights to four new technologies. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During 1996, the Company made a milestone payment of $30,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

  Therafectin related expenses were $2,190,040 during the year ended December 31, 1997 as compared with $1,546,791 during the year ended December 31, 1996. The increased level of expenses in 1997 related to the higher average number of patients enrolled in the Company's Phase III clinical trial for Therafectin in 1997 as compared to 1996. The Company commenced its Phase III clinical trial in March 1996 and completed the trial in August 1997. On September 30, 1997, the Company announced the preliminary results of the trial. An analysis of the trial data indicated that a statistically significant difference between Therafectin and placebo in the percentage of patients achieving the overall composite efficacy index had not been realized. However, in an important secondary efficacy variable, there was a highly statistically significant difference between Therafectin and placebo in reducing the number of swollen joints in patients. Further, in a group of patients with higher levels of swollen joints (approximately half of those completing the trial), there was a statistically significant difference between Therafectin and placebo in achieving success as measured by the overall composite efficacy index. Additionally, utilizing the most recent MIRA ("Minocycline in Rheumatoid Arthritis") criteria for "meaningful improvement", defined as at least a 50% improvement in joint swelling compared to baseline, Therafectin showed a statistically significant improvement compared to placebo. Consistent with the previously established excellent safety profile of Therafectin, there were no significant adverse events attributable to Therafectin during the course of the study. In view of the excellent safety profile of Therafectin, and the previous statistically significant successful trial combined with at least three supportive trials (previously completed by Greenwich), the Company initiated plans to convene an advisory panel of rheumatologists in early 1998 to seek input and advice regarding whether to proceed with the submission of an amendment to the pending NDA seeking approval for the drug.

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

LIQUIDITY AND CAPITAL RESOURCES

  Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. In February 1999, the Company raised approximately $8.2 million in net proceeds by completing two private placements. The first transaction, which consisted of shares of common stock and warrants to purchase shares of the Company's common stock, raised approximately $2.5 million in net proceeds. The second transaction, which consisted of shares of its Series C Convertible Preferred Stock and warrants to purchase shares of the Company's common stock, raised approximately $5.7 million in net proceeds. In January and February 1996, the Company raised approximately $20.6 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5.0 million of net proceeds by completing a private placement of common stock. For additional information related to the private placements, see Notes 8 and 9 of the Notes to the Consolidated Financial Statements included in this Form 10-K.

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

  At December 31, 1998, the Company had available cash, cash equivalents, and investments of approximately $7.9 million and working capital of approximately $6.7 million. In February 1999, the Company completed two separate private placements from which the Company received approximately $8.2 million in net proceeds. The Company believes that the level of financial resources available at December 31, 1998, as well as the additional capital received in 1999, will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

YEAR 2000 COMPLIANCE

  The Company has initiated planning for issues related to the upcoming new millenium. These issues derive from the use of software and hardware with embedded chips or processors that use two digits to refer to a year and do not properly recognize a year that begins with "20" instead of the familiar "19." The Company's plan to address these issues and to enhance the Company's readiness for the Year 2000 is primarily focused on (1) network and facility infrastructure, (2) business applications and software, and (3) external partners. Within each area, the Year 2000 program will involve (a) the identification of systems that may be susceptible to Year 2000 issues, (b) the assessment of the degree of readiness of those systems for the Year 2000 and an assessment of the risks to the Company's business, (c) the remediation of problems that are identified, and (d) contingency planning.

  The Company's network and facility infrastructure, located at its Boston headquarters, includes personal computers and other network equipment, together with general facility systems such as telephone and security systems. The Company expects that the identification and assessment phases will be completed during the second quarter of 1999, at which time remediation and contingency planning will be initiated as appropriate. The Company primarily operates its business applications software using the Microsoft Office suite of products. For many software applications, the Company will, in the assessment phase, rely on the software developer's representations regarding Year 2000 compliance of their software. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects.

  The Company intends to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, primarily its service providers by requesting confirmation from such parties regarding their Year 2000 readiness and, if required, site visits and interviews to solicit information from these parties. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply or services. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company does not expect to incur costs in its Year 2000 program that will be material to its business, financial condition or results of operations. However, until the Company completes the identification and assessment phases of its program, the full extent of the remediation costs will not be known and there can be no assurance that such costs will not be material. The Company will utilize both internal and external resources, such as consultants and professional advisors, in implementing the Year 2000 program and the Company currently estimates that the external resources required during the identification and assessment phases of the Year 2000 program will not cost more than approximately $15,000. Because the Year 2000 program is an ongoing process, all cost estimates are subject to change. Specific contingency plans will be developed upon completion of the assessment phases.

  Although the Company intends to complete all phases of its Year 2000 program by December 31, 1999, there can be no assurance, even if this program is successfully completed on schedule, that disruptions in the Company's business will be avoided. Year 2000 issues are pervasive in nature and involve highly technical issues, not all of which are under the Company's control. Possible consequences of Year 2000 issues that the Company is unable to adequately identify, assess or remediate include but are not limited to: delays in supplies from vendors, errors in processing transactions and diversion of management time and effort to addressing difficulties that emerge. The goal of the Company's Year 2000 program is to plan for and reduce the risk of such difficulties. There can be no assurance that the Year 2000 program will be completed in a timely manner or will be successful.

 RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required for its first quarterly filing of 2000.

income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities.

ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, stockholders' equity, cash flows and comprehensive loss present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. (a development stage enterprise) and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and of their cash flows for each of the three years in the period ended December 31, 1998 and for the period from inception (October 16, 1992) through December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                                      PricewaterhouseCoopers LLP



Boston, Massachusetts
March 11, 1999

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                  DECEMBER 31,
                                                                                    -------------------------------------
                                                                                            1998               1997
                                                                                      -----------------  -----------------
ASSETS
Current assets:
  Cash and cash equivalents  .....................................................        $     71,834       $  1,713,975
  Short-term investments  ........................................................           7,837,992         12,338,496
  Other current assets  ..........................................................             568,599            658,208
                                                                                          ------------       ------------
     Total current assets  .......................................................           8,478,425         14,710,679
Fixed assets, net  ...............................................................              14,417             95,061
Acquired technology  .............................................................           3,500,000          3,500,000
Other assets  ....................................................................             276,206            273,229
                                                                                          ------------       ------------
     Total assets  ...............................................................        $ 12,269,048       $ 18,578,969
                                                                                          ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses  .........................................        $  1,734,199       $  1,991,804

Commitments and contingencies (Note 12)

Stockholders' equity:
  Series A convertible preferred stock, $.01 par value, 1,000,000 shares authorized; 16,996 and 28,372 shares issued and outstanding at
    December 31, 1998 and 1997, respectively  ....................................                 170                284

  Common stock, $.01 par value; 25,000,000 shares authorized; 13,276,978 and 12,993,838 shares issued and outstanding at December 31, 1998 and
    1997, respectively  ..........................................................             132,770            129,938
Additional paid-in capital  ......................................................          50,489,202         49,624,386
Accumulated other comprehensive income  ..........................................              76,203             99,029
Deficit accumulated during development stage  ....................................         (40,163,496)       (33,266,472)
                                                                                          ------------       ------------
     Total stockholders' equity  .................................................          10,534,849         16,587,165
                                                                                          ------------       ------------
     Total liabilities and stockholders' equity  .................................        $ 12,269,048       $ 18,578,969
                                                                                          ============       ============

                       The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Year Ended December 31,
                                                ---------------------------------------------------------
                                                                                                             From inception
                                                                                                              (October 16,
                                                                                                                1992) to
                                                      1998                1997                1996          December 31, 1998
                                                -----------------  -----------------  ------------------  --------------------
Revenues   ..................................        $        --        $    83,060        $    200,000          $    700,000
Operating Expenses:
  Research and development  .................          4,881,889          4,874,233           2,408,734            16,779,002
  Licensing fees  ...........................             80,000             20,000             390,000               733,683
  Therafectin related  ......................            423,228          2,190,040           1,546,791             4,160,059
  General and administrative  ...............          2,297,289          2,118,391           2,701,874            10,465,250
  Purchased in-process research and
  development  ..............................                 --                 --                  --            10,421,544
                                                     -----------        -----------        ------------          ------------
                                                       7,682,406          9,202,664           7,047,399           (42,559,538)
                                                     -----------        -----------        ------------          ------------
  Loss from operations  .....................         (7,682,406)        (9,119,604)         (6,847,399)          (41,859,538)
Interest expense  ...........................                 --             (2,437)           (300,558)           (1,461,829)
Interest income  ............................            785,382          1,148,025           1,151,810             3,157,871
                                                     -----------        -----------        ------------          ------------
  Net loss  .................................        $(6,897,024)       $(7,974,016)       $ (5,996,147)         $(40,163,496)
                                                     ===========        ===========        ============          ============

Calculation of net loss available to common
  shareholders:
  Net loss....................................       $(6,897,024)       $(7,974,016)       $ (5,996,147)
  Preferred stock preferences (Note 9)........                --                 --         (34,387,953)
                                                     -----------        -----------        ------------
  Net loss available to common
  shareholders................................       $(6,897,024)       $(7,974,016)       $(40,384,100)
                                                     ===========        ===========        ============

Calculation of basic and diluted net loss
  available to common shareholders:
  Net loss....................................            $(0.52)            $(0.64)       $      (0.61)

  Preferred stock preferences (Note 9)   .....                --                 --               (3.48)
                                                     -----------        -----------        ------------
  Basic and diluted net loss available to
                                                          $(0.52)            $(0.64)       $      (4.09)
  common shareholders.........................       ===========        ===========        ============

Weighted average shares outstanding  .........        13,138,862         12,378,219           9,880,222
                                                     ===========        ===========        ============

       The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 1992) TO DECEMBER 31, 1998

                                                                                                        Series A
                                                                                                     Preferred Stock
                                                                                              -----------------------------
                                                                                                 Number of        Par
                                                                                                  Shares         Value
                                                                                              ------------- ---------------
Issuance of common stock to founders .......................................................
Net loss  ..................................................................................

Balance at December 31, 1992 ...............................................................
Issuance of option to purchase common stock to a licensor ..................................
Issuance of common stock to a consultant ...................................................
Issuance of common stock, net issuance costs of $500,988 ...................................
Net loss  ..................................................................................

Balance at December 31, 1993 ...............................................................
Issuance of common stock, net issuance costs of $406,916 ...................................
Issuance of common stock upon exercise of option ...........................................
Net loss  ..................................................................................

Balance at December 31, 1994 ...............................................................
Issuance of common stock and warrants related to bridge financing ..........................
Issuance of common stock and warrants upon merger ..........................................
Issuance of common stock in exchange for minority interest in certain subsidiaries .........
Issuance of common stock upon exercise of options ..........................................
Issuance of common stock subject to redemption .............................................
Expiration of valuation periods for common stock subject to redemption .....................
Issuance of convertible debt ...............................................................
Deferred compensation related to stock options and warrants granted ........................
Compensation expense related to stock options and warrants .................................
Net loss  ..................................................................................              --            --
                                                                                              --------------   -----------
Balance at December 31, 1995 ...............................................................
Issuance of preferred stock, net issuance costs of $3,397,158 ..............................         239,911       $ 2,399
Conversion of preferred stock into common stock ............................................        (106,301)       (1,063)
Issuance of common stock, net issuance costs of $42,537 ....................................
Issuance of common stock upon conversion of convertible debentures .........................
Issuance of common stock upon exercise of warrants and options .............................
Expiration of valuation periods for common stock subject to redemption .....................
Deferred compensation related to stock options granted .....................................
Compensation expense related to stock options ..............................................
Net loss  ..................................................................................              --            --
                                                                                              --------------   -----------
Balance at December 31, 1996 ...............................................................         133,610         1,336
Conversion of preferred stock into common stock ............................................        (105,238)       (1,052)
Issuance of common stock upon exercise of warrants and options .............................
Expirationof valuation periods for common stock subject to redemption.......................
Deferred compensation related to stock options granted .....................................
Compensation expense related to stock options ..............................................
Unrealized gains on investments ............................................................
Net loss  ..................................................................................              --            --
                                                                                              --------------   -----------
Balance at December 31, 1997 ...............................................................          28,372           284
Conversion of preferred stock into common stock ............................................         (11,376)         (114)
Issuance of common stock upon exercise of warrants and options .............................
Compensation expense related to stock options and warrants .................................
Unrealized loss on investments .............................................................
Net loss  ..................................................................................              --            --
                                                                                              --------------   -----------
Balance at December 31, 1998 ...............................................................          16,996       $   170
                                                                                              ==============   ===========

               The accompanying notes are an integral part of the consolidated financial statements.





                                                                                    Deficit
                                                             Accumulated           Accumulated            Total
          Common Stock        Additional                        Other                During            Stockholders'
   Number of                   Paid-in       Deferred       Comprehensive          Development            Equity
    Shares       Par Value     Capital     Compensation         Income                Stage             (Deficit)
---------------  ---------  -------------  -------------  ------------------  ----------------------  --------------
 1,520,044         $ 15,200   $    33,525                                               $         --    $     48,725
        --               --            --             --                  --                (295,388)       (295,388)
 ---------         --------   -----------   ------------   -----------------            ------------    ------------
 1,520,044           15,200        33,525                                                   (295,388)       (246,663)
        --               --        62,433                                                         --          62,433
     3,913               40         7,460                                                         --           7,500
 1,545,713           15,457     2,458,545                                                         --       2,474,002
        --               --            --             --                  --              (2,254,898)     (2,254,898)
 ----------        --------   -----------   ------------   -----------------            ------------    ------------
 3,069,670           30,697     2,561,963                                                 (2,550,286)         42,374
   987,355            9,873     1,638,211                                                         --       1,648,084
    95,378              954          (640)                                                        --             314
        --               --            --             --                  --              (2,596,872)     (2,596,872)
 ----------        --------   -----------   ------------   -----------------            ------------    ------------
 4,152,403           41,524     4,199,534                                                 (5,147,158)       (906,100)
   198,366            1,984       797,409                                                                    799,393
 3,519,736           35,197    14,568,751                                                                 14,603,948
   100,000            1,000        (1,000)                                                                        --
    37,567              375       184,952                                                                    185,327
   324,675            3,247        (3,247)                                                                        --
                                  180,600                                                                    180,600
                                  411,002                                                                    411,002
                                  327,146      $(327,146)                                                         --
                                       --         60,783                                                      60,783
        --               --            --             --                  --             (14,149,151)    (14,149,151)
 ----------        --------   -----------   ------------   -----------------            ------------    ------------
 8,332,747           83,327    20,665,147       (266,363)                                (19,296,309)      1,185,802
        --               --    20,591,443             --                                          --      20,593,842
 1,864,276           18,643       (17,580)                                                                        --
   547,274            5,473     5,001,490                                                                  5,006,963
   156,605            1,566       576,023                                                                    577,589
   203,952            2,040       499,765                                                                    501,805
                                1,764,872                                                                  1,764,872
                                  439,607       (439,607)                                                         --
                                                 465,680                                                     465,680
        --               --            --             --                  --              (5,996,147)     (5,996,147)
 ----------        --------   -----------   ------------   -----------------            ------------    ------------
11,104,854          111,049    49,520,767       (240,290)                                (25,292,456)     24,100,406
 1,845,634           18,456       (17,404)                                                                        --
    43,350              433        54,283                                                                     54,716
                                   28,886                                                                     28,886
                                   37,854        (37,854)                                                         --
                                                 278,144                                                     278,144
                                                                    $ 99,029                                  99,029
      --                 --            --             --                  --              (7,974,016)     (7,974,016)
 ----------        --------   -----------   ------------   -----------------            ------------    ------------
12,993,838          129,938    49,624,386             --              99,029             (33,266,472)     16,587,165
   199,509            1,995        (1,881)                                                                        --
    83,631              837       147,472                                                                    148,309
                                  719,225                                                                    719,225
                                                                     (22,826)                                (22,826)
      --                 --            --             --                  --              (6,897,024)     (6,897,024)
 ----------        --------   -----------   ------------   -----------------            ------------    ------------
13,276,978         $132,770   $50,489,202      $      --            $ 76,203            $(40,163,496)   $ 10,534,849
 ==========        ========   ===========   ============   =================            ============    ============

            The accompanying notes are an integral part of the consolidated financial statements.


                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended December 31,
                                                                          -----------------------------------
                                                                                                                  From Inception
                                                                                                                   (October 16,
                                                                                                                     1992) to
                                                                                                                   December 31,
                                                                  1998             1997             1996               1998
                                                              ------------       -----------     ------------      -------------
Cash flows from operating activities:
 Net loss  ..................................................  $(6,897,024)      $(7,974,016)    $ (5,996,147)      $(40,163,496)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
  Purchased research and development in-process  ............           --                --               --         10,421,544
  Compensation charge related to options and warrants  ......      719,225           278,144          465,680          1,593,765
  Amortization and depreciation  ............................       80,644            79,946          297,839          1,451,816
  Changes in current assets and liabilities:
   Decrease (increase) in other current assets  .............       89,609           371,408         (590,513)           (73,071)
   (Decrease) increase in accounts payable and accrued
    expenses  ...............................................     (257,605)           83,892          396,741            786,534
   (Decrease) increase in deferred revenue  .................           --           (83,060)              --                 --
                                                              ------------       -----------     ------------       ------------
 Net cash used for operating activities  ....................   (6,265,151)       (7,243,686)      (5,426,400)       (25,982,908)
                                                              ------------       -----------     ------------       ------------
Cash flows from investing activities:
 Cash acquired through the merger with
  Greenwich Pharmaceuticals, Inc.  ..........................           --                --               --          1,758,037
 Purchase of fixed assets  ..................................           --           (74,010)        (107,384)          (256,701)
 Other.......................................................       (2,977)         (157,555)        (107,674)          (266,406)
 Short term investments:
  Purchases  ................................................  (13,340,276)       (8,984,893)     (22,324,741)       (44,898,230)
  Sales and maturities  .....................................   17,817,954         9,740,448        9,578,039         37,136,441
                                                              ------------       -----------     ------------       ------------
 Net cash provided by (used for) investing activities  ......    4,474,701           523,990      (12,961,760)        (6,526,859)
                                                              ------------       -----------     ------------       ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock  ....................      148,309            83,602        5,686,177         13,158,054
 Proceeds from issuance of preferred stock  .................           --                --       20,872,170         20,872,170
 Proceeds from issuance of notes payable  ...................           --                --               --          2,585,000
 Proceeds from issuance of convertible debt  ................           --                --               --          1,000,000
 Principal payments of notes payable  .......................           --           (61,752)      (1,628,062)        (2,796,467)
 Payment of note issuance costs  ............................           --                --               --           (399,702)
 Payment of stock issuance and merger transaction costs  ....           --                --         (256,142)        (1,837,454)
                                                              ------------       -----------     ------------       ------------
 Net cash provided by financing activities  .................      148,309            21,850       24,674,143         32,581,601
                                                              ------------       -----------     ------------       ------------
Net increase (decrease) in cash and cash equivalents  .......   (1,642,141)       (6,697,846)       6,285,983             71,834
Cash and cash equivalents, beginning of period  .............    1,713,975         8,411,821        2,125,838                 --
                                                              ------------       -----------     ------------       ------------
Cash and cash equivalents, end of period  ................... $     71,834       $ 1,713,975     $  8,411,821       $     71,834
                                                              ============       ===========     ============       ============
Supplemental cash flow disclosures:
 Interest paid  ............................................. $         --       $     2,437     $    198,739
Non cash transactions (see notes 8, 9 and 10)

                The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS



                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------------
                                                                                                           From inception
                                                                                                            (October 16,
                                                                                                               1992) to
                                                           1998             1997             1996          December 31, 1998
                                                      -------------     ------------     -------------     ------------------
Net loss.............................................  $(6,897,024)      $(7,974,016)     $ (5,996,147)      $(40,163,496)

  Preferred stock preferences (Note 9)...............           --                --       (34,387,953)       (34,387,953)

  Unrealized gains on securities.....................

   Unrealized holding gains arising during the period      (25,310)          102,797                --             76,987

   Investment gains (losses) included in Net Loss....        2,484            (3,768)               --             (1,284)
                                                      ------------      ------------     -------------     --------------

Comprehensive loss  ................................. $ (6,919,850)      $(7,874,987)     $(40,384,100)      $(74,475,746)
                                                      ============      ============     =============     ==============

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

  During the period from inception through December 31, 1998, the Company has devoted substantially all of its efforts to business planning, raising financing, consummating the merger with Greenwich, furthering the research and development of its technologies, Therafectin related activities and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

  A summary of the Company's significant accounting policies is as follows:


 Basis of Consolidation

  The Company's consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. Five of these subsidiaries, Ara Pharmaceutical, Inc., Acumed Pharmaceutical, Inc., Boston Life Sciences International, Inc., Coda Pharmaceutical, Inc. and NeuroBiologics, Inc., are wholly-owned. A minority shareholder owns 10% of the sixth subsidiary, Procell Pharmaceutical, Inc. For the period from inception (October 16, 1992) through December 31, 1998, each subsidiary has incurred losses, all of which are included in the Company's consolidated statement of operations. All significant intercompany transactions and balances have been eliminated.


 Cash, Cash Equivalents and Investments

  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 1998 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

  Investments, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the statement of operations but are reflected in the statement of comprehensive loss
and as a component of stockholders' equity until realized.   Investments consist
of United States treasury and agency bonds, and domestic and foreign corporate bonds (Note 2). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

  Other assets include approximately $160,000 invested in a certificate of deposit. In April 1997, the Company's primary banking institution loaned $150,000 to an officer of the Company (the "Loan"). As a condition to and as security for the Loan, the Bank requested that the Company pledge an amount equal to the Loan to the Bank. Such funds, including the accumulated interest thereon, will be held by the Bank in a restricted escrow account until the Loan is repaid.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Financial Instruments

  Financial instruments which potentially subject the Company to concentrations of credit risk consist of cash equivalents and short term investments. The Company places its excess cash in marketable investment grade securities. There are no significant concentrations in any one issuer of debt securities. The Company places its cash, cash equivalents, and investments with financial institutions with high credit standing.

 Revenue Recognition and Concentration of Customers

  In June 1995, the Company entered into a research and development collaboration agreement for a certain specified technology with a pharmaceutical company. Under the terms of the agreement, which expired in June 1997, the pharmaceutical company provided funds to support the research and development of the specified technology. Payments received were recognized as revenue ratably over the original term of the agreement which the Company believes corresponded with the manner in which the work was performed.

 Fixed Assets

  Furniture and equipment are stated at cost. Depreciation is provided using the straight-line method based on the estimated useful lives of the assets, and further adjusted, as required, to their estimated net realizable value.

 Licensing Fees, Research and Development Expenses, Concentration of Outside
  Researchers, and Therafectin-related expenses

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


 Acquired Technology

  In connection with the Merger, $3,500,000 of the purchase price was ascribed to acquired technology. The Company assesses whether there has been impairment whenever events or changes in circumstances indicate that any portion of the carrying amount of the technology may not be recoverable. The Company evaluates potential impairment by comparing anticipated undiscounted future net cash flows from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment include the expected cost to obtain product approval as well as the effects on expected product sales of competition, demand, and other economic factors. At December 31, 1998, management believes that there has been no impairment in the value of the technology.

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


 Reverse Stock Split

   On June 6, 1997, the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. All share and per share amounts were retroactively restated to reflect the terms of the split.


 Net Loss Per Share

  Basic and diluted net loss per share available to common shareholders has been calculated by dividing net loss, adjusted for preferred stock preferences, by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

  Stock options, preferred stock, and warrants to purchase 3,499,119, 3,304,489, and 4,842,524 shares of common stock at prices ranging from $0.63 to $15.00 per share were outstanding at December 31, 1998, 1997, and 1996, respectively, but were not included in the computation of diluted net loss per common share because they were antidilutive. The aforementioned stock options, preferred stock and warrants could potentially dilute earnings per share in the future.

 Accounting for Stock-Based Compensation

  The Company has elected to adopt the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (Note 10). The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans and related equity issuances. Options and warrants issued to non-employees are subject to a fair value based method of accounting under which compensation cost is generally recognized over the vesting period based on the value of the award. The value is determined using the Black-Scholes pricing model and the resulting expense is recognized over the vesting period.


 Preferred Stock

   The Company has, at certain times, issued preferred stock which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, i.e. a "beneficial conversion feature," which is recognized as a return to the preferred shareholders. Such amounts are reported as preferred stock preferences in the statement of operations, and represent a non-cash charge in the determination of net loss available to common shareholders.

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

 Risks and Uncertainties

  The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (i) results from current and planned clinical trials, (ii) scientific data collected on technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration ("FDA") or other regulatory bodies with respect to the initiation of human clinical trials and the commercial sale of any proposed products, (iv) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, (v) the outcome of any current or future collaborations or alliances with pharmaceutical or other biotechnology companies and universities, and (vi) dependence on key personnel.

 Reclassifications

  Certain reclassifications have been made to the 1997 and 1996 financial statements to conform to the 1998 presentation.

 Recent Accounting Pronoucements

  In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company, to date, has not engaged in derivative and hedging activities, and accordingly does not believe that the adoption of SFAS No. 133 will have a material impact on the financial reporting and related disclosures of the Company. The Company will adopt SFAS No. 133 as required for its first quarterly filing of 2000.

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which was adopted by the Company in the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include unrealized gains and losses on available-for-sale securities. Accumulated other comprehensive income, as presented on the accompanying consolidated balance sheets, consists of the net unrealized gains on available-for-sale securities.

   In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement No. 131"), effective for fiscal years beginning after December 15, 1997. Statement No. 131 establishes standards for reporting information about operating segments in annual financial statements and selected information about operating segments in interim financial reports issued to stockholders. The Company currently operates in only one business segment.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

2. INVESTMENTS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                                                1998             1997
                                                                           ---------------  ---------------
   U.S. Treasury obligations...........................................                         $ 3,515,469
   U.S. Agency obligations.............................................         $7,084,374        6,002,267
   Corporate debt obligations..........................................            753,618        2,820,760
                                                                                ----------      -----------
                                                                                $7,837,992      $12,338,496
                                                                                ==========      ===========

The contractual maturities of the Company's investments at December 31, 1998 are as follows: less than one year--$1,433,242; one to five years--$1,683,599; six to ten years--$4,013,120; ten to fifteen years--$708,031. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 1998 totaled $113,097 and ($36,894), respectively. Net realized gains (losses), based on the specific identification method, totaled $2,484 and ($3,768) in 1998 and 1997, respectively, and are included in interest income in the statement of operations.

3. FIXED ASSETS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                                ESTIMATED
                                                               USEFUL LIFE
                                                                 (YEARS)         1998          1997
                                                              -------------  ------------  ------------
      Office furniture and equipment..........................     3-5           $112,006      $112,006
      Leasehold improvements..................................      3              59,424        59,424
      Computer equipment......................................     3-5             58,510        58,510
      Laboratory equipment....................................     3-5             33,018        33,018
                                                                                 --------      --------
                                                                                  262,958       262,958
      Less accumulated depreciation and amortization..........                    248,541       167,897
                                                                                 --------      --------
                                                                                 $ 14,417      $ 95,061
                                                                                 ========      ========

   Depreciation expense on fixed assets for the years ended December 31, 1998, 1997 and 1996 was approximately $81,000 , $80,000, and $58,000, respectively, and $249,000 for the period from inception (October 16, 1992) through December 31, 1998.

4. ACQUIRED TECHNOLOGY

   In connection with the Merger, a $3.5 million asset was established representing the appraised value assigned to Therafectin technology acquired from Greenwich Pharmaceuticals. The Company completed a Phase III clinical trial for Therafectin in August 1997. Based upon evaluation of all of the trial data on Therafectin, including data from previous Greenwich trials, and the advice obtained from a special panel of clinical rheumatologists, the Company filed an amendment, on June 30, 1998, to the previously filed New Drug Application ("NDA") with the FDA seeking marketing approval for Therafectin. If the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company will be required to write off the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

5. RESEARCH AND DEVELOPMENT AGREEMENT

   In June 1995, the Company entered into a research and development agreement with a pharmaceutical company. Under the terms of the agreement, which expired in June 1997, the pharmaceutical company provided funds to support the research and development of one of the Company's technologies. These funds were recognized as revenue ratably over the term of the Agreement and totaled $83,060 and $200,000 during 1997 and 1996, respectively.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES CONSIST OF THE FOLLOWING AT
DECEMBER 31:

                                                                           1998           1997
                                                                       -------------  ------------
      Accrued research and development.............................       $  600,000    $  449,000
      Accounts payable and other operating expenses................          448,558       613,897
      Accrued professional fees....................................          442,961       668,620
      Accrued Therafectin related..................................          210,000       203,293
      Accrued payroll related......................................           32,680        56,994
                                                                          ----------    ----------
                                                                           1,734,199    $1,991,804
                                                                          ==========    ==========


7. NOTES PAYABLE AND DEBT

 7% Convertible Subordinated Debentures

   In December 1995, the Company issued, pursuant to an investment agreement (the "Subscription Agreement") under Regulation S of the Securities Act of 1933, an aggregate of $1 million of 7% convertible subordinated debentures maturing in December 1997. The debentures were convertible, at the option of the holder, into shares of common stock at sixty-five percent of the market price of the common stock at the time of conversion. In addition, the Subscription Agreement contained certain restrictions on the sale of common stock issued upon conversion of the debentures. Because of the significant discount associated with the conversion feature, an estimated value of approximately $411,000 was ascribed to such feature and was recorded as a debt discount and additional paid-in capital. The debt discount was initially being amortized over the period the debentures were expected to be outstanding. In February 1996, the holder elected to convert all of the 7% convertible debentures into 156,605 shares of common stock. Approximately $70,000 of the debt discount was amortized and recognized as interest expense in 1996 prior to the conversion. The remaining unamortized discount and related deferred financing fees were included in the carrying amount of the debt which upon conversion was credited to additional paid-in capital.

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

 Common Stock Issuances

  In June 1996, the Company completed a private placement of 500,000 shares of common stock which raised approximately $5 million in net proceeds. In connection with this financing, the Company issued to the placement agent, as payment for its services, 47,274 shares of common stock and warrants to purchase 54,727 shares at a price of $11.00 per share (Note 10).

   In February 1999, the Company completed a private placement of 647,668 shares of common stock which raised approximately $2.5 million in gross proceeds. The investor also received warrants to purchase 97,150 shares of common stock at a price of $4.81 per share. The Company is obligated to issue additional shares to the investor if the Company issues common stock in a capital raising transaction at a price per share less than that paid by the investor. Certain issuances, including those related to the exercise of outstanding warrants and options, are not subject to this provision which expires in October 2002.

9. PREFERRED STOCK

  The Company has authorized 1,000,000 shares of preferred stock of which 264,000 shares have been designated as Series A Convertible Preferred Stock. In February 1999, the Company designated 475,000 shares as Series B Convertible Preferred Stock, which it subsequently decreased to 227,719 shares. In February 1999, the Company designated 475,000 shares as Series C Convertible Preferred Stock. The remaining authorized shares have not been designated.

  1996 Issuance

  In January and February 1996, the Company raised, through a private placement of its securities, net proceeds of approximately $20.6 million, net of approximately $3.4 million of issuance costs. In connection with the private placement, the Company issued (i) 239,910 shares of Series A Convertible Preferred Stock and (ii) granted warrants to purchase 599,775 shares of common stock at $6.71 per share (Note 10). The warrants may be redeemed at the election of the Company, in whole but not in part, under certain conditions as defined in the warrant agreements. In connection with this financing, the Company granted to the placement agent, a related party (Note 13), options to acquire 23.991 units with each unit consisting of 1,000 shares of Series A Convertible Preferred stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000.

  Each share of the Series A Convertible Preferred Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. The Company may, under certain conditions defined in the preferred stock agreement, cause the conversion of the preferred stock, in whole or in part, into common stock. The Company issued 199,509, 1,845,634 and 1,864,276 shares of common stock during 1998, 1997 and 1996, respectively, related to the conversion of 11,376, 105,238 and 106,301 shares of preferred stock, respectively. The preferred stock had a beneficial conversion feature which allowed the holders to convert their shares into common stock at a discount to the market price. The intrinsic value of the beneficial conversion feature totaled $34,387,953 which was included in calculating the net loss available to common shareholders for the year ended December 31, 1996.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

  1999 Issuance

  In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock ("Series C Stock") which raised proceeds of approximately $5.7 million, net of approximately $0.5 million of issuance costs. In connection with the financing, the Company issued (i) 315,416 shares of Series C Stock and (ii) 569,248 warrants to purchase common stock at $5.06 per share and 219,234 warrants to purchase common stock at $6.09 per share. In connection with this financing, the Company paid $372,725 to the placement agent and issued 166,948 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent.

  Subsequent to an initial closing of the private placement, which consisted of Series B Convertible Preferred Stock, ("Series B Stock"), it was determined that a certain agreed upon provision had not been included in the Certificate of Designation defining the rights, preferences and other provisions of the Series B Stock. As a result, the investors participating in the initial closing exchanged their shares of Series B Stock for an equal number of shares of Series C Stock whose Certificate of Designation includes the previously omitted provision. Investors participating in the second and final closing were directly issued Series C Stock.

  Each share of the Series C Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The Company may be required to issue up to one additional share of common stock for each share of common stock underlying Series C Stock still held by an investor on the date that is 270 days after the closing, if the market price of the common stock is below a specified level on such date. However, the investor's right to receive additional shares terminates if the market price of the common stock is above a specified level for a certain period, as defined. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance and the terms provide for a minimum return of 25%. The intrinsic value of this beneficial conversion of approximately $1.9 million will be recognized as a preferred stock preference in the statement of operations in 1999, and will represent a non-cash charge in the determination of net loss available to common shareholders. The net proceeds of $5.7 million will be allocated between the warrants and the Series C Stock based on their relative fair values. Because the redemption of the Series C Stock is not within the control of the Company, the amount allocated to the Series C Stock will be reflected outside of stockholders' equity as "mezzanine" financing. The amount allocated to the warrants will be credited to additional paid-in capital.


10. STOCK OPTIONS AND WARRANTS

 Omnibus Plans

  The Amended and Restated Omnibus Stock Option Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company's common stock through April 2005. The 1998 Omnibus Plan, which was approved at the 1998 Annual Meeting, provides for the issuance of options to purchase up to 500,000 shares of the Company's common stock through April 2008. Both plans provide for the issuance of both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Company's Board of Directors determines the term of each option, vesting provisions, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company's common stock on the date of grant.

  In 1996, the Company granted, in recognition of services to be performed by certain employees, consultants and scientific advisors, non-qualified stock options under the Omnibus Plan. The total fair value of approximately $274,000 and $236,000 ascribed to the options granted in 1996 and 1995, respectively, was recorded as deferred compensation and was charged to operations over the vesting period of the options which management believed fairly approximates the service period. The charge to operations for the years ended December 31, 1997 and 1996 totaled approximately $182,000 and $292,000, respectively.

  Directors' Plan

  The Directors' Plan allows for the issuance of up to 450,000 shares of the Company's common stock through April 2005. The Director's Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options granted under the Directors' Plan generally vest 75% six months from the grant date and the remaining 25% on the later of six months from the date of grant or December 31st of the year of grant, and have an exercise price equivalent to 20% of the quoted market price of the Company's common stock on the date of grant. For new non-employee Directors, the Directors' Plan also provides for the one-time issuance of options to purchase 7,500 shares of the Company's common stock at fair market value at the time of grant with such options vesting over a period of four years. During 1996, the Directors' Plan was amended to provide for the granting of additional options at the discretion of the Board of Directors. During 1998, the Directors' Plan was amended to provide for the granting of options to employees of the Company. All options granted under the Directors' Plan have a term of ten years. Compensation expense related to the intrinsic value of options issued in 1998, 1997 and 1996 totaled approximately $19,000, $18,000 and $98,000, respectively.

 Stock-Based Compensation

  If the Company had valued awards to qualified employees using the fair value methodology prescribed by SFAS 123, the Company's net loss and basic and diluted net loss per share would have equaled the pro forma amounts indicated below. Net loss and net loss per share for 1996 (as reported and pro forma) include preferred stock preferences.

                                                                         1998               1997                1996
                                                                   -----------------  -----------------  -------------------
Net loss available to common shareholders....................
 As reported.................................................           $(6,897,024)       $(7,974,016)        $(40,384,100)
 Pro forma...................................................           $(7,900,270)       $(8,711,431)        $(40,895,329)

Basic and diluted loss per share available to common
 shareholders................................................
 As reported.................................................           $     (0.52)       $     (0.64)        $      (4.09)
 Pro forma...................................................           $     (0.60)       $     (0.70)        $      (4.14)

  The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 80 percent; risk-free interest rates, based on the date of grant, ranging from 4.61% to 6.46%; and expected lives of 5 years.

  A summary of the status of the Company's stock option plans as of December 31, 1998, 1997, and 1996 and changes during the years ending on those dates is presented below. In January 1998, the Company issued 372,000 options to employees and directors at a price that was $0.13 less than the market price of the Company's stock on the date of grant, for which the Company recorded a non-cash charge of approximately $48,000. During 1998, the Company amended its Stock Option Plans to provide employees and directors with extended exercise rights upon termination subject to the option holder meeting certain requirements, including minimum terms of employment. In connection with these changes, the Company recorded a non-cash charge of approximately $410,000.

                                                        1998                          1997                       1996
                                               ------------------------      ------------------------    ------------------------
                                                              Weighted-                    Weighted-                    Weighted-
                                                              Average                      Average                      Average
                                                              Exercise                     Exercise                     Exercise
                                                 Shares        Price           Shares       Price         Shares         Price
                                               ----------    ----------      ----------   -----------    ---------     ----------
Outstanding at beginning of year.............  1,039,668      $4.33            716,008      $4.30          661,260       $ 2.30
Granted......................................    503,204       2.13            409,640       4.43          174,368         6.70
Exercised....................................    (10,770)      1.10            (28,280)      0.82          (92,830)        2.10
Forfeited and expired........................   (163,574)      2.69            (57,700)      7.03          (26,790)       19.10
                                               ---------                     ---------                     -------
Outstanding at end of year...................  1,368,528       3.74          1,039,668       4.33          716,008         4.30
                                               =========                     =========                     =======
Options exercisable at year-end..............  1,077,212       3.72            690,720       4.12          475,577         3.70
                                               =========                     =========                     =======
Weighted-average fair value of options granted
  during the year............................                 $1.46                         $3.07                        $ 5.70

The following table summarizes information about stock options outstanding at December 31, 1998:

                                                           Options Outstanding                    Options Exercisable
                                               -------------------------------------------  --------------------------------
                                                               Weighted-
                                                                Average        Weighted-                         Weighted-
                                                               Remaining        Average          Number           Average
   Range of                                      Number       Contractual      Exercise        Exercisable       Exercise
Exercise Prices                                Outstanding       Life            Price         at 12/31/98         Price
---------------------------------------------  -----------  ---------------  -------------  -----------------  -------------
$.63--$2.20..................................      672,053     7.8 years           $1.60            574,428          $1.50
$4.47........................................      380,400     8.6 years            4.47            201,934           4.47
$6.30--$9.40.................................      316,075     7.3 years            7.41            300,850           7.44
                                                 ---------                                        ---------
                                                 1,368,528     7.9 years            3.74          1,077,212           3.72
                                                 =========                                        =========

  At December 31, 1998, 612,025 shares are available for grant under the Company's Option Plans.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)
Warrants

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

  In January 1998, the Company issued 225,000 warrants to a financial advisor which represented a substantial portion of the compensation paid by the Company for the advisor's services. The Company recorded a non-cash charge of approximately $290,000 representing the fair value of the warrants at the date of issuance.

 At December 31, 1998, warrants outstanding were as follows:

                                             Exercise          Warrants
Date                                           Price          Outstanding        Expiration
of Issue                                    per Share        at 12/31/98            Date
--------                                    ---------        -----------            ----
January 1998..........................     $2.13 - $4.00        225,000           January 2003
January 1997..........................             15.00         20,000           January 2007
September 1996........................              6.30          5,000           September 2006
June 1996.............................             11.00         54,727           June 2006
February 1996.........................              6.70        639,603           February 2006
December 1995.........................              3.50         23,175           December 2000
August 1995...........................              6.81         25,226           July 2005
June 1995.............................       .13 -  9.41         94,590           March 2000
June 1995.............................              2.29         47,674           July 1999
June 1995.............................      1.50 -  8.78        697,535           March 2000
                                                              ---------
                                                              1,832,530
                                                              =========

  Each warrant is exercisable into one share of common stock. The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. A total of 54,917 warrants were exercised in 1998.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


 Stockholder Rights Plan

  On September 29, 1991, the Board of Directors of Greenwich adopted a Stockholder Rights Plan (the "Rights Plan"), which was amended during 1994 and 1993 and adopted by the Company in connection with the Merger. Under the Rights Plan, stockholders received as a dividend, for each share of common stock owned by them, one right (the "Right") to purchase a fractional share of a new class of preferred stock. With certain exceptions, if a person or group (the "Acquirer") acquires 15 percent (the "trigger point") or more of the outstanding shares of the Company's common stock, the Rights will separate from the shares of common stock and become exercisable. Once the Rights are exercised, and in certain circumstances if additional conditions are met, the Rights Plan allows holders of the Rights (other than the Acquirer) to buy common stock of the Company or the Acquirer at a substantial discount. The Rights dividend was issued to stockholders of record on October 7, 1991. The Rights will expire in ten years unless exercised by the holders or redeemed or exchanged by the Company.


11. INCOME TAXES

     Income tax benefit consists of the following for the years ended December
  31:

                                                                        1998                 1997                 1996
                                                                 -------------------  -------------------  ------------------
      Federal...................................................        $ 2,326,000          $ 2,543,000         $ 2,139,000
      State.....................................................            794,000            1,346,000             680,000
                                                                        -----------          -----------         -----------
                                                                          3,120,000            3,889,000           2,819,000
      Valuation allowance.......................................         (3,120,000)          (3,889,000)         (2,819,000)
                                                                                                                 -----------
                                                                        $        --          $        --         $        --
                                                                        ===========          ===========         ===========

Deferred tax assets (liabilities) consist of the following at December 31:

                                                                               1998                 1997
                                                                        -------------------  -------------------
      Net operating loss carryforwards..............................          $ 19,676,000         $ 15,817,000
      Capitalized research and development expenses.................             2,812,000            3,637,000
      Research and development credit carryforwards.................               961,000              717,000
      Other.........................................................               616,000              774,000
                                                                              ------------         ------------
      Gross deferred tax assets.....................................            24,065,000           20,945,000
      Acquired technology...........................................            (1,435,000)          (1,435,000)
                                                                              ------------         ------------
      Net deferred tax assets.......................................            22,630,000           19,510,000
      Valuation allowance...........................................           (22,630,000)         (19,510,000)
                                                                              ------------         ------------
                                                                              $         --         $         --
                                                                              ============         ============

  The Company has provided a full valuation allowance for its deferred tax assets since it is more likely than not that the future benefits related to these assets will not be realized. In the event the Company achieves profitability, these deferred tax assets will be available to offset future income tax liabilities and expense. Approximately $7 million of the valuation allowance at December 31, 1998 relates to deferred tax assets acquired in the merger with Greenwich. If the valuation allowance related to these assets is released, the credits will first be recorded to reduce the carrying value, if any, of acquired technology purchased in the Merger.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


  A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

                                                                        1998              1997              1996
                                                                  ----------------  ----------------  ----------------
  Benefit at statutory rate....................................       $(2,417,000)      $(2,825,000)      $(2,099,000)
  State taxes, net of federal benefit..........................          (504,000)         (587,000)         (420,000)
  Research and development credit..............................          (180,000)         (206,000)          (72,000)
  Other........................................................           (19,000)         (271,000)         (228,000)
                                                                      -----------       -----------       -----------
                                                                       (3,120,000)       (3,889,000)       (2,819,000)
  Benefit of loss not recognized, increase in valuation
    allowance..................................................         3,120,000         3,889,000         2,819,000
                                                                      -----------       -----------       -----------
                                                                      $        --       $        --       $        --
                                                                      ===========       ===========       ===========

  As of December 31, 1998, the Company has federal net operating loss carryforwards of $47,907,000 which expire beginning in 2007 and ending in 2019. In addition, the Company has federal and state research and development credits of $656,000 and $445,000, respectively, which expire beginning in 2007 and 1999, respectively, and ending in 2019 and 2004, respectively. These net operating loss carryforwards and research and development credits may be used to offset future federal and state taxable income and tax liabilities. A portion of the net operating loss carryforwards totaling approximately $864,000 relates to deductions for the exercise of non-qualified options and will be credited to additional paid-in capital upon realization.

  In connection with the Merger, the Company acquired approximately $90 million of net operating loss carryforwards of which approximately $11.6 million can be utilized by the Company under the ownership change provisions of the Internal Revenue Code. These net operating losses, which expire in 2009 and 2010, cannot offset the taxable income of any of the subsidiaries of the Company. In addition, ownership changes resulting from the Company's issuance of common stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is determined based upon the Company's value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

12. COMMITMENTS AND CONTINGENCIES

 Operating Leases

  The Company leases certain office equipment and its office space and warehouse facilities under noncancelable operating leases. Terms of the lease for office space include a renewal option of three years. Approximate future minimum lease commitments at December 31, 1998 are as follows: 1999--$62,000 and 2000--$5,000.

  Total rent expense under noncancelable operating leases was approximately $124,000, $131,000, and $100,000 during the years ended December 31, 1998, 1997, and 1996, respectively, and approximately $481,000 for the period from inception (October 16, 1992) through December 31, 1998.

 Sponsored Research and Development, and Consulting Agreements

  Pursuant to noncancellable sponsored research and development agreements and consulting agreements, the Company is committed to make payments totaling approximately $1.2 million in 1999.

 Litigation

  The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)


13. RELATED PARTY TRANSACTIONS

 Placement Agent Fees and Service Agreements

  The Chief Executive Officer and sole stockholder of the placement agent ("Principal Agent") involved with a significant portion of the Company's equity and debt financings through December 31, 1998 was previously a significant common stockholder of the Company.

  In connection with the Company's 1996 private placement of Series A Convertible Preferred Stock (Note 9), the Principal Agent received options to acquire 23.991 units. Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000.

  In August 1995, the Company entered into a two-year financial advisory services agreement with the Principal Agent. In connection with the agreement, the Company issued warrants to the Principal Agent for the purchase of 25,000 shares of the Company's common stock (Note 10). This agreement expired in 1997.

  In February 1996, the Company entered into a two-year agreement under which the Principal Agent received a monthly retainer fee of $2,500 per month. This agreement expired in January 1998.

 Loan to Officer

  In April 1997, the Bank loaned $150,000 to Dr. Lanser, the Company's Executive Vice President and Chief Scientific Officer (the "Loan"). The Loan bears interest at prime and matures in its entirety in September 1999. As a condition to and as security for the Loan, the Bank requested that the Company pledge to the Bank a certificate of deposit in the amount of $155,000 (the "Company Pledge"). In recognition of Dr. Lanser's past and expected future contributions to the Company and as an additional motivation and incentive to Dr. Lanser, which the Company's Board of Directors determined would reasonably benefit the Company, the Company agreed to provide the Company Pledge. As security for the Company, however, in the event Dr. Lanser defaults on the Loan and the Bank forecloses on the Company Pledge, Dr. Lanser has executed and delivered to the Company his contingent note in the amount of $150,000, bearing interest identical to the Loan (the "Contingent Note") and a perfected pledge of 50,000 shares of Common Stock of the Company which he beneficially owns. The Company will demand payment of the Contingent Note only in the event that the Bank forecloses on the Company Pledge as a result of Dr. Lanser's defaulting on his payment of the Loan.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Principal Stockholders and Management" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

 (a)(1) Consolidated Financial Statements of the Company

        Financial Statements of the Registrant and Report of Independent

        Accountants thereon

        Consolidated Balance Sheets at December 31, 1998 and 1997

        Consolidated Statements of Operations for the fiscal years ended December 31, 1998, 1997 and 1996 and for the period from inception (October 16, 1992) through December 31, 1998

        Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 1998, 1997 and 1996 and for the period from inception (October 16, 1992) through December 31, 1998

        Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1998, 1997 and 1996, and for the period from inception (October 16, 1992) through December 31, 1998

        Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 1998, 1997 and 1996, and for the period from inception (October 16, 1992) through December 31, 1998

        Notes to Consolidated Financial Statements

 (a)(2) Financial Statement Schedules

        Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

 (a)(3)  Exhibits.

  The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

   EXHIBIT #                                        DESCRIPTION AND METHOD OF FILING
----------------  -----------------------------------------------------------------------------------------------------
          2.1     Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
          2.2     Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
                  Pharmaceuticals Incorporated (4)
          3.1     Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred
                  Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock
                  filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C
                  Convertible Preferred Stock filed on February 18, 1999. (7)
          3.2     Amended and Restated By Laws, effective as of June 26, 1995 (5)
          4.1     Rights Agreement between the Company and Chemical Trust Group (formerly
                  Manufacturers Hanover Trust Company) as Rights Agent dated September 26,
                  1991 (2)
         10.1     Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)
         10.2     Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan  (6)
         10.3     Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock
                  Option Plan (6)
         10.5     Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the
                  Company. (7)
         10.6     The Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (7)
         10.7     Form of Subscription Agreement for Series B Preferred Stock. (7)
         10.8     Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock (7)
         10.9     Supplement to Subscription Agreement for Series B Preferred Stock. (7)
         21.1     Subsidiaries of the Registrant (7)
         23.1     Consent of Independent Accountants (7)
         27.1     Financial Data Schedule (7)

(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated by reference to BLSI's proxy statement in connection with its 1998 Annual Meeting of Stockholders
(7) Filed herewith

    (b) REPORTS ON FORM 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 1998 and through March 11, 1999:

                                                                                               Item
Date of Report                                                                               Reported
-----------------------------------------------------------------------------------------  ------------
November 3, 1998                                                                                5,7
December 14, 1998                                                                               5,7
January 26, 1999                                                                                5,7
February 5, 1999                                                                                5,7
February 16, 1999                                                                               5,7

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Boston Life Sciences, Inc.
                                  (Registrant)



March 17, 1999                     By        /s/ s. David Hillson
                                      ---------------------------------------
                                                S. DAVID HILLSON
                                   Chairman, President & Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                         SIGNATURE                                          TITLE                          DATE
-----------------------------------------------------------  ------------------------------------  ---------------------
 /s/ S. David Hillson                                        Chairman, President & Chief              March 17, 1999
---------------------------------------                      Executive Officer
S. DAVID HILLSON                                             (Principal Executive
                                                             Officer)


 /s/ Marc E. Lanser, M.D.                                    Executive Vice President &               March 17, 1999
---------------------------------------                      Chief Scientific Officer
MARC E. LANSER, M.D.


 /s/ Joseph P. Hernon                                        Chief Financial Officer                  March 17, 1999
---------------------------------------                      (Principal Financial and
JOSEPH P. HERNON                                             Accounting Officer)


 /s/ Colin B. Bier, M.D.                                     Director                                 March 17, 1999
---------------------------------------
COLIN B. BIER, M.D.


 /s/ Edson D. de Castro                                      Director                                 March 17, 1999
---------------------------------------
EDSON D. DE CASTRO


 /s/ Ira W. Lieberman, Ph.D.                                 Director                                 March 17, 1999
---------------------------------------
IRA W. LIEBERMAN, PH.D.


 /s/ E. Christopher Palmer                                   Director                                 March 17, 1999
---------------------------------------
E. CHRISTOPHER PALMER


 /s/ Adrian M. Gerber                                        Director                                 March 17, 1999
---------------------------------------
ADRIAN GERBER

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                                        DESCRIPTION AND METHOD OF FILING                                    PAGE NUMBER
--------------------  ------------------------------------------------------------------------------------------------  ------------

        2.1           Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
        2.2           Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
                      Pharmaceuticals Incorporated (4)
        3.1           Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on
                      June 9, 1997, and by the Certificate of Designations, Rights and Preferences of
                      Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of
                      Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of
                      Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on
                      February 18, 1999. (7)
        3.2           Amended and Restated By Laws, effective as of June 26, 1995 (5)
        4.1           Rights Agreement between the Company and Chemical Trust Group (formerly
                      Manufacturers Hanover Trust Company) as Rights Agent dated September 26, 1991 (2)
       10.1           Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)
       10.2           Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (6)
       10.3           Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock
                      Option Plan  (6)
       10.5           Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the
                      Company. (7)
       10.6           The Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (7)
       10.7           Form of Subscription Agreement for Series B Preferred Stock. (7)
       10.8           Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock (7)
       10.9           Supplement to Subscription Agreement for Series B Preferred Stock. (7)
       21.1           Subsidiaries of the Registrant (7)
       23.1           Consent of Independent Accountants (7)
       27.1           Financial Data Schedule (7)
---------------

(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated by reference to BLSI's proxy statement in connection with its 1998 Annual Meeting of Stockholders
(7) Filed herewith