Form 10-K405/A
period 1998-12-31
BOSTON LIFE SCIENCES INC /DE
filed 1999-03-19
CIK 94784

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

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

  As of March 12, 1999, there were 14,103,005 shares of the Registrant's Common Stock issued and outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference in this report on Form 10-K/A: The Company's Definitive Proxy Statement for the Company's 1999 Annual Meeting of Stockholders (Part III).

                                     PART I

Item 1. Business.

FORWARD-LOOKING STATEMENTS

  The description of the business of Boston Life Sciences, Inc. ("BLSI" or the "Company" or "We") that follows contains certain forward-looking statements on the prospects for our pharmaceutical development activities and results of operations based on our current expectations, including, but not limited to statements regarding certain milestones with respect to the Company's technologies and product candidates. Statements that are not historical facts, including statements about the Company's beliefs and expectations, are forward-looking statements. Forward-looking statements can be identified by, among other things, the use of forward-looking language, such as "believe," "expects," "may," "will", "should," "seeks," "plans," "scheduled to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms or comparable language, or by discussions of strategy or intentions. Forward-looking statements speak only as of the date they are made and the Company undertakes no obligation to update them. For a description of meaningful factors which could cause future results to differ significantly from our current expectations, see "Business - Products under FDA Review", "Business - Products in Clinical Trials", "Business - Principal Preclinical Development Programs", "Business - Other Information", "Business-Business Risks", and "Business-Market Risks" in Part I of this Annual Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II of this Annual Report on Form 10-K/A for the fiscal year ended December 31, 1998.

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
patients with early/mild PD (p greater than 0.00007). The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.9). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients. The Company plans to initiate its Phase III study in March of 1999, although there can be no assurances that this timetable will be met. Our 1997 Annual Report indicated that we had expected to complete our Phase III trial by the end of 1998 although we noted that there were no assurances that this timing would be met. Due to the functional impairment associated with PD, and the resulting physical inability of many patients to complete their clinical visits when scheduled, the completion of Phase II enrollment took longer than originally expected. We are implementing measures to assist Phase III patients in completing their clinical visits as originally scheduled. While we believe that these and other supportive measures will have a beneficial effect, the completion of Phase III by the end of 1999 should be regarded as a goal rather than as well-assured.

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

 (a)(3)  Exhibits.

  The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

   EXHIBIT #                                        DESCRIPTION AND METHOD OF FILING
----------------  -----------------------------------------------------------------------------------------------------
          2.1     Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
          2.2     Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
                  Pharmaceuticals Incorporated (4)
          3.1     Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred
                  Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock
                  filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C
                  Convertible Preferred Stock filed on February 18, 1999. (8)
          3.2     Amended and Restated By Laws, effective as of June 26, 1995 (5)
          4.1     Rights Agreement between the Company and Chemical Trust Group (formerly
                  Manufacturers Hanover Trust Company) as Rights Agent dated September 26,
                  1991 (2)
         10.1     Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)
         10.2     Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan  (6)
         10.3     Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock
                  Option Plan (6)
         10.4     Boston Life Science Inc. 1998 Omnibus Stock Option Plan (6)
         10.5     Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the
                  Company. (7)
         10.6     The Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (7)
         10.7     Form of Subscription Agreement for Series B Preferred Stock. (7)
         10.8     Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock (7)
         10.9     Supplement to Subscription Agreement for Series B Preferred Stock. (7)
         21.1     Subsidiaries of the Registrant (7)
         23.1     Consent of Independent Accountants (8)
         27.1     Financial Data Schedule (8)

(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated by reference to BLSI's proxy statement in connection with its 1998 Annual Meeting of Stockholders
(7) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998.
(8) Filed herewith

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

                                  Boston Life Sciences, Inc.
                                  (Registrant)



March 19, 1999                     By        /s/ s. David Hillson
                                      ---------------------------------------
                                                S. DAVID HILLSON
                                   Chairman, President & Chief Executive Officer

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

                         SIGNATURE                                          TITLE                          DATE
-----------------------------------------------------------  ------------------------------------  ---------------------
 /s/ S. David Hillson                                        Chairman, President & Chief              March 19, 1999
---------------------------------------                      Executive Officer
S. DAVID HILLSON                                             (Principal Executive
                                                             Officer)


 /s/ Marc E. Lanser, M.D.                                    Executive Vice President &               March 19, 1999
---------------------------------------                      Chief Scientific Officer
MARC E. LANSER, M.D.


 /s/ Joseph P. Hernon                                        Chief Financial Officer                  March 19, 1999
---------------------------------------                      (Principal Financial and
JOSEPH P. HERNON                                             Accounting Officer)


 /s/ Colin B. Bier, M.D.                                     Director                                 March 19, 1999
---------------------------------------
COLIN B. BIER, M.D.


 /s/ Edson D. de Castro                                      Director                                 March 19, 1999
---------------------------------------
EDSON D. DE CASTRO


 /s/ Ira W. Lieberman, Ph.D.                                 Director                                 March 19, 1999
---------------------------------------
IRA W. LIEBERMAN, PH.D.


 /s/ E. Christopher Palmer                                   Director                                 March 19, 1999
---------------------------------------
E. CHRISTOPHER PALMER


 /s/ Adrian M. Gerber                                        Director                                 March 19, 1999
---------------------------------------
ADRIAN GERBER

                                 EXHIBIT INDEX

      EXHIBIT
      NUMBER                                        DESCRIPTION AND METHOD OF FILING                                    PAGE NUMBER
--------------------  ------------------------------------------------------------------------------------------------  ------------

        2.1           Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
        2.2           Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
                      Pharmaceuticals Incorporated (4)
        3.1           Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on
                      June 9, 1997, and by the Certificate of Designations, Rights and Preferences of
                      Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of
                      Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of
                      Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on
                      February 18, 1999. (8)
        3.2           Amended and Restated By Laws, effective as of June 26, 1995 (5)
        4.1           Rights Agreement between the Company and Chemical Trust Group (formerly
                      Manufacturers Hanover Trust Company) as Rights Agent dated September 26, 1991 (2)
       10.1           Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)
       10.2           Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (6)
       10.3           Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock
                      Option Plan  (6)
       10.4           Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan  (6)
       10.5           Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the
                      Company. (7)
       10.6           The Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (7)
       10.7           Form of Subscription Agreement for Series B Preferred Stock. (7)
       10.8           Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock (7)
       10.9           Supplement to Subscription Agreement for Series B Preferred Stock. (7)
       21.1           Subsidiaries of the Registrant (7)
       23.1           Consent of Independent Accountants (8)
       27.1           Financial Data Schedule (8)
---------------

(1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
(5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
(6) Incorporated by reference to BLSI's proxy statement in connection with its 1998 Annual Meeting of Stockholders
(7) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998.
(8) Filed herewith