Form 10-Q
period 1999-03-31
BOSTON LIFE SCIENCES INC /DE
filed 1999-05-17
CIK 94784

                                 United States
                      Securities And Exchange Commission
                             Washington, DC  20549
                                  Form  10-Q

(Mark One)

(X) Quarterly Report Pursuant to SECTION 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended    March 31, 1999
                                       --------------

                                      or

(  ) Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from _____________ to ___________

Commission File Number                0-6533
                                      ------

                          Boston Life Sciences, Inc.
            (Exact name of registrant as specified in its charter)

       Delaware                                      87-0277826
       --------                                      ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                    Identification No.)

 31 Newbury Street, Suite 300, Boston, Massachusetts        02116
----------------------------------------------------        -----
(Address of principal executive offices)                  (Zip code)


                                (617) 425-0200
                                --------------
             (Registrant's telephone number, including area code)

                                Not Applicable
                                --------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (X)    Yes                     (  )    No

As of May 9, 1999 there were 14,473,133 shares of Common Stock outstanding.

                          BOSTON LIFE SCIENCES, INC.
                              INDEX TO FORM 10-Q

                                                           Page(s)
                                                           -------

Part I - Financial Information:
Item 1 - Financial Statements (unaudited)                  1 - 3

   Condensed Consolidated Balance Sheets as of               1
   March 31, 1999 and December 31, 1998

   Condensed Consolidated Statements of Operations           2
   for the three months ended March 31, 1999 and 1998

   Condensed Consolidated Statements of Cash Flows           3
   for the three months ended March 31, 1999 and 1998

   Notes to Condensed Consolidated Financial Statements    4 - 6

 Item 2 - Management's Discussion and Analysis of          7 - 10
          Financial Condition and Results of Operations


Part II - Other Information

 Item 1 - Legal Proceedings                                  11

 Item 2 - Changes in Securities                              11

 Item 3 - Defaults Upon Senior Securities                    11

 Item 4 - Submission of Matters to a Vote of                 12
          Security Holders

 Item 5 - Other Information                                  12

 Item 6 - Exhibits and Reports on Form 8-K                12 - 13

Signature (s)                                                14

                        Part I -- Financial Information
                        Item 1 -- Financial Statements
                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)
                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                           March 31, 1999   December 31, 1998
                                                                                          ---------------  ------------------
Assets
Current Assets:
   Cash and cash equivalents                                                                  $5,577,430             $71,834
   Short-term investments                                                                      9,099,268           7,837,992
   Other current assets                                                                          205,550             568,599
                                                                                          ---------------  ------------------
      Total current assets                                                                    14,882,248           8,478,425

Fixed assets, net                                                                                  8,917              14,417
Technology acquired                                                                            3,500,000           3,500,000
Other assets                                                                                     276,206             276,206
                                                                                          ---------------  ------------------

      Total assets                                                                           $18,667,371         $12,269,048
                                                                                          ===============  ==================

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                                       1,656,269           1,734,199
                                                                                          ---------------  ------------------

      Total current liabilities                                                                1,656,269           1,734,199
                                                                                          ---------------  ------------------

Series C Redeemable Convertible Preferred Stock, (Note 6)                                      6,150,000                 ---
   $.01 par value
   475,000 shares authorized
   315,416 shares outstanding on March 31, 1999

Stockholders' equity:
   Series A Convertible Preferred stock, $.01 par value                                              137                 170
      1,000,000 shares authorized
      13,696 shares outstanding on March 31, 1999 and
      16,996 shares outstanding on December 31, 1998
   Common Stock, $0.01 par value;                                                                143,020             132,770
      25,000,000 shares authorized
      14,302,025 shares outstanding on March 31, 1999 and
      13,276,978 shares outstanding on December 31, 1998
   Additional paid-in-capital                                                                 53,014,817          50,489,202
   Unrealized gains (losses) on investments                                                      (54,091)             76,203
   Deficit accumulated during development stage                                              (42,242,781)        (40,163,496)
                                                                                          ---------------  ------------------

      Total stockholders' equity                                                              10,861,102          10,534,849
                                                                                          ---------------  ------------------

      Total liabilities and stockholders' equity                                              18,667,371          12,269,048
                                                                                          ===============  ==================

                See Notes to Consolidated Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)
                     Consolidated Statements of Operations
                                  (Unaudited)




                                                                          Three Months Ended                  From inception
                                                                               March 31,                    (October 16, 1992)
                                                                -----------------------------------------      to March 31,
                                                                       1999                    1998                1999
                                                                ------------------    -------------------   -----------------
Revenues                                                                      $  0                   $  0        $    700,000

Operating Expenses
 Research and development                                                  933,463              1,117,644          17,712,465
 Licensing fees                                                                  0                 55,000             733,683
 Therafectin/R/ related                                                    577,684                127,000           4,737,743
 General and administrative                                                696,968                599,311          11,162,218
 Purchased research and development in-process                                   0                      0          10,421,544
                                                                ------------------    -------------------   -----------------
  Loss from operations                                                 (2,208,115)            (1,898,955)         (44,067,653)

 Net interest income                                                       128,830                251,050           1,824,872
                                                                ------------------    -------------------   -----------------
  Net loss                                                             $(2,079,285)           $(1,647,905)       $(42,242,781)
                                                                ==================    ===================   =================

 Calculation of net loss available to common stockholders:
  Net loss                                                          $ (2,079,285)          $ (1,647,905)
  Preferred stock preferences (Note 6)                                (4,240,000)                     ___
                                                                ------------------    -------------------
       Net loss available to common shareholders                    $ (6,319,285)          $ (1,647,905)
                                                                ==================    ===================
  Calculation of basic and diluted net loss available to
  common stockholders:
  Net loss                                                                  ($0.15)                ($0.13)
  Preferred stock preference (Note 6)                                       ($0.31)                   ___
                                                                ------------------    -------------------
        Basic and diluted net loss available to                             ($0.46)                ($0.13)
                                                                ==================    ===================
        common shareholders

  Weighted average shares outstanding                                   13,747,569             13,010,383
                                                                ==================    ===================


                See notes to consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)
                     Consolidated Statement of Cash Flows
                                  (Unaudited)


                                                                                                                 Period from
                                                                         Three Months Ended March 31,         inception (October
                                                                    --------------------------------------     16, 1992) through
                                                                           1999               1998              March, 31 1999
                                                                    ------------------  ------------------   -------------------
Cash flows from operating activities:
 Net loss                                                                 $(2,079,285)         $(1,647,905)        $ (42,242,781)
 Adjustments to reconcile net loss to net cash
 used for operating activities:
  Purchased research and development in-process                                     0                    0            10,421,544
  Compensation charge related to options and warrants                           6,000              125,000             1,599,765
  Amortization and depreciation                                                 5,500               20,000             1,457,316
  Changes in operating assets and liabilities:
   Other current assets                                                       363,049               21,269               289,978
   Accounts payable and accrued expenses                                      (77,930)            (462,945)              708,604
                                                                    ------------------  ------------------   -------------------
   Net cash used for operating activities                                  (1,782,666)          (1,944,581)          (27,765,574)
                                                                    ------------------  ------------------   -------------------
Cash flows from investing activities:
 Net cash provided by acquisition of Greenwich Pharmaceuticals, Inc.                0                    0             1,758,037
 Increase in fixed assets                                                           0               (1,065)             (256,701)
 Increase in other assets                                                           0                    0              (266,406)
 Short term investments:
  Purchases                                                                (2,952,298)          (4,890,671)          (47,850,528)
  Sales and maturities                                                      1,560,728            6,621,934            38,697,169
                                                                    ------------------  ------------------   -------------------
   Net cash provided by (used in) investing activities                     (1,391,570)           1,730,198            (7,918,429)
                                                                    ------------------  ------------------   -------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                                     3,042,684                4,504            16,200,738
 Proceeds from issuance of convertible preferred stock                      6,150,000                    0            27,022,170
 Proceeds from issuance of notes payable                                            0                    0             2,585,000
 Proceeds from issuance of convertible debt                                         0                    0             1,000,000
 Principal payments of notes payable                                                0                    0            (2,796,467)
 Payment of note issuance costs                                                     0                    0              (399,702)
 Payment of stock issuance and merger transaction costs                      (512,852)                   0            (2,350,306)
                                                                    ------------------  ------------------   -------------------
   Net cash provided by financing activities                                8,679,832                4,504            41,261,433
                                                                    ------------------  ------------------   -------------------
Net increase (decrease) in cash and cash equivalents                        5,505,596             (209,879)            5,577,430
Cash and cash equivalents at beginning of period                               71,834            1,713,975                     0
                                                                    ------------------  ------------------   -------------------
Cash and cash equivalents at end of period                                $ 5,577,430          $ 1,504,096           $ 5,577,430
                                                                    ==================  ==================   ===================


                See notes to consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (a development stage enterprise)

        Notes to Unaudited Condensed Consolidated Financial Statements
                               (March 31, 1999)



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

   The interim unaudited condensed consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1998, appearing in the Company's Annual Report on Form 10-K for such year.


2. Net Loss Per Share

   Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss, adjusted for preferred stock preferences, by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

   Stock options and warrants to purchase approximately 4.5 million shares of common stock at prices ranging from $0.63 to $15.00 per share were outstanding at March 31, 1999 but were not included in the computation of diluted net loss per common share because they were antidilutive. Also excluded were 1,817,276 million shares of common stock issuable upon the conversion of the Series A and C preferred stock currently outstanding. The exercise of these stock options and warrants, or the conversion of the preferred stock, could potentially dilute earnings per share in the future.


3. Supplemental disclosure of non-cash investing and financing activities:

   During the three months ended March 31, 1999, the Company issued 57,874 shares of common stock resulting from the conversion of 3,300 shares of Series A preferred stock.

   During the three months ended March 31, 1998, the Company issued 21,519 shares of common stock resulting from the conversion of 1,227 shares of Series A preferred stock.

                          Boston Life Sciences, Inc.
                       (a development stage enterprise)

             Notes to Unaudited Consolidated Financial Statements
                               (March 31, 1999)



4.  Comprehensive Net Loss

Comprehensive net loss for the three months ended March 31, 1999 and 1998, and for the period from inception to date, was as follows:


                                                                                             From Inception
                                                                                              (October 16,
                                                                                                1992) to
                                                                                               March 31,
                                                             1999             1998               1999
                                                        ---------------  ---------------    ----------------
Net loss  ..........................................       $(2,079,285)     $(1,647,905)       $(42,242,781)
 Preferred stock preferences (Note 6)  .............        (4,240,000)              --         (38,627,953)
 Unrealized gains on securities
    Unrealized holding gains (losses) arising during
     the period  ...................................          (143,284)         (73,850)            (66,797)
    Investment gains (losses) included in net
     loss  .........................................            12,990               __             11,706
                                                           -----------       __________       ------------
Comprehensive loss  ................................       $(6,319,285)     $(1,721,755)       $(80,925,825)
                                                           ===========      ===========        ============

5.  Common Stock Issuance

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

6.  Preferred Stock Issuance

In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock, $.01 par value, ("Series C Stock") which raised proceeds of approximately $5.7 million, net of approximately $0.5 million of issuance costs. In connection with the financing, the Company issued (i) 315,416 shares of Series C Stock and (ii) 569,248 warrants to purchase common stock at $5.06 per share and 219,238 warrants to purchase common stock at $6.09 per share. In connection with this financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent.

Each share of the Series C Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The Series C Stock provides for a minimum return of 25% whereby the Company may be required to issue up to one additional share of common stock for each share of common stock underlying Series C Stock still held by an investor on the date that is 270 days after the closing, if the market price of the common stock is below a specified level on such date. However, the investor's right to receive additional shares terminates if the market price of the common stock is above a specified level for a certain period, as defined. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance. The intrinsic value of this beneficial conversion feature totaled approximately $1.9 million. The net proceeds of approximately $5.7 million has been allocated between the warrants (approximately $1.9 million) and the Series C Stock (approximately $3.8 million) based on their relative fair values. The value attributable to the beneficial conversion feature ($1.9 million) and the warrants ($1.9 million) have been included in the amount recognized as a preferred stock preference in the statement of operations for the three months ended March 31, 1999. These amounts represent a non-cash charge in the determination of net loss available to common shareholders.

Under certain circumstances, the Company may be required to redeem the Series C Stock at a cost of $6.15 million which equals the gross proceeds from the sale of the Series C Stock. Because the redemption of the Series C Stock is not completely within the control of the Company, the amount allocated to the Series C Stock has been reflected outside of stockholders' equity as "mezzanine" financing. The amount allocated to the warrants has been credited to additional paid-in capital.

Item 2.               Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                                (March 31, 1999)


     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the FDA regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" below and in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the documents referred to under such caption.

Results of Operations
 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At March 31, 1999, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended March 31, 1999 and 1998

     The Company's net loss was $2,079,285 during the three months ended March 31, 1999 as compared with $1,647,905 during the three months ended March 31, 1998. Net loss per common share, excluding preferred stock preferences, equaled $0.15 per share for the 1999 period as compared to $0.13 per share for the 1998 period. The higher net loss in the 1999 period was primarily due to higher Therafectin(R) related expenses, an increase in general and administrative costs, and a decrease in net interest income. These items were partially offset by lower research and development expenses.

     The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $4,240,000, totaled $6,319,285. Net loss per common share for the 1999 period, including $0.31 attributable to preferred stock preferences, totaled $0.46. In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million and the warrants had a fair value of approximately $1.9 million, which amounts are included in the preferred stock preferences.

     Research and development expenses were $933,463 during the three months ended March 31, 1999 as compared with $1,117,644 during the three months ended March 31, 1998. The decrease was primarily attributable to a significant reduction during the 1999 period in the level of expenditures for two early stage technologies. The initial sponsored research and development contracts for these technologies, which were substantial, have expired. The Company continued the pre-clinical research and development of these technologies during the 1999 period at costs lower than during the 1998 period. The Company expects to incur research and development costs on these and other technologies of between $4 million to $5 million during 1999.

     Licensing fees were zero during the three months ended March 31, 1999 as compared with $55,000 during the three months ended March 31, 1998. During the 1998 period, the Company paid $15,000 to license one new technology as compared to no new licensing agreements during the 1999 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During the 1998 period, the Company made a milestone payment of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin(R) related expenses were $577,684 during the three months ended March 31, 1999 as compared with $127,000 during the three months ended March 31, 1998. This increase reflects differences in the development status of Therafectin(R) during each respective period. Expenses during the 1999 period primarily related to manufacturing costs related to the production of three lots of GMP ("Good Manufacturing Practices") material as required under applicable law and regulations for the Company's amended NDA ("New Drug Application") filing with the FDA ("Food & Drug Administration"). Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the Phase III trial. Before any commercially viable product from Therafectin(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $0.5 million of additional future expense will be necessary.
There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company.

     General and administrative expenses were $696,968 during the three months ended March 31, 1999 as compared with $599,311 during the comparable 1998 period. This increase was primarily due to higher professional service costs, primarily related to financial advisory and public relations services. The Company has increased its expenditures for financial advisory and public relations services in an effort to increase the Company's visibility and recognition in the investment and biotechnology communities.

     Net interest income was $128,830 during the three months ended March 31, 1999 as compared with net interest income of $251,050 during the three months ended March 31, 1998. The higher level of interest income recognized during the 1998 period primarily related to higher average short-term investment, cash and cash equivalent balances. The Company raised approximately $8.2 million in net proceeds from equity financings during the quarter ended March 31, 1999. However, the benefit of such proceeds on the amount of interest income earned was moderate as the funds were not received until the second half of the quarter.


  Liquidity and Capital Resources

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.6 million of net proceeds by completing a private placement of Series A Convertible Preferred Stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 500,000 shares of common stock. In February 1999, the Company raised approximately $8.2 million of net proceeds by completing two separate private placements, one consisting of shares of Series C Convertible Preferred Stock and a second private placement consisting of common stock (See Notes 5 and 6 to the unaudited financial statements of this quarterly report on Form 10-Q and Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies, as to which there can be no assurance.

  At March 31, 1999, the Company had available cash, cash equivalents and short term investments of approximately $14.7 million and working capital of approximately $13.2 million. The Company believes that the level of financial resources available at March 31, 1999 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

  Year 2000 Readiness Disclosure

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

  The Company's network and facility infrastructure, located at its Boston headquarters, includes personal computers and other network equipment, together with general facility systems such as telephone and security systems. The Company expects that the identification and assessment phases will be completed during the second half of 1999, at which time remediation and contingency planning will be initiated as appropriate. The Company primarily operates its business applications software using the Microsoft Office suite of products. For many software applications, the Company will, in the assessment phase, rely on the software developer's representations regarding Year 2000 compliance of their software. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects.

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

PART II -- OTHER INFORMATION
----------------------------

Item 1:Legal Proceedings.
       -----------------

       None.

Item 2:Changes in Securities.
       ---------------------

       Sales of Unregistered Securities

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

       In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock, $.01 par value, ("Series C Stock") which raised proceeds of approximately $5.7 million, net of approximately $0.5 million of issuance costs. In connection with the financing, the Company issued (i) 315,416 shares of Series C Stock and (ii) 569,248 warrants to purchase common stock at $5.06 per share and 21,234 warrants to purchase common stock at $6.09 per share. In connection with this financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent. Such issuances were made under Regulation D under the Securities Act of 1933, as amended in a transaction not involving a public offering.

       Each share of the Series C Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The Series C Stock provides for a minimum return of 25% whereby the Company may be required to issue up to one additional share of common stock for each share of common stock underlying Series C Stock still held by an investor on the date that is 270 days after the closing, if the market price of the common stock is below a specified level on such date. However, the investor's right to receive additional shares terminates if the market price of the common stock is above a specified level for a certain period, as defined. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance.

       Otherwise, during the quarter ended March 31, 1999, the Company issued, in transactions qualifying as transactions not involving public offerings under Section 4(2) of the Securities Act of 1933, as amended (a "private placement"), 268,009 shares of common stock related to the exercise of warrants outstanding for which the Company received consideration in the amount of $542,684. In addition, the Company issued in a private placement 51,496 shares of common stock related to the exercise of 72,066 warrants, of which 20,570 warrants were surrendered to finance the exercise price of the warrants. In January 1999, the Company issued 10,000 warrants in a private placement to a scientific advisor.

Item 3:Defaults Upon Senior Securities.
       -------------------------------

       None.

Item 4:Submission of Matters to a Vote of Security Holders.
       ---------------------------------------------------

       None.

Item 5:Other Information.
       -----------------

       None.

Item 6:Exhibits and Reports on Form 8-K.
       --------------------------------

       (a) Exhibits included with this filing:

       2.1 Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
       2.2 Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (4)
       3.1 Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on February 18, 1999. (8)
        3.2 Amended and Restated By Laws, effective as of June 26, 1995 (5)
        4.1 Specimen Common Stock Certificate (9)
        4.2 Rights Agreement between
            the Company and Chemical Trust Group (formerly Manufacturers Hanover Trust Company) as Rights Agent dated September 26, 1991 (2)
       10.1 Form of Indemnity Agreement to be entered into by the Company and its directors and officers (3)
       10.2 Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (6)
       10.3 Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock Option Plan (6)
       10.4 Boston Life Science Inc. 1998 Omnibus Stock Option Plan (6)
       10.5 Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the Company. (7)
       10.6 The Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (7)
       10.7 Form of Subscription Agreement for Series B Preferred Stock.
            (7)
       10.8 Form of Exchange Agreement between the Company and Holders of
            Series B Preferred Stock (7)
       10.9 Supplement to Subscription Agreement for Series B Preferred
            Stock. (7)
       27.1 Financial Data Schedule (10)

          (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
          (2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991
          (3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders
          (4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
          (5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
          (6) Incorporated by reference to BLSI's proxy statement in connection with its 1998 Annual Meeting of Stockholders
          (7) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998.
          (8) Incorporated by reference to BLSI's Annual Report on Form 10-K/A for the year ended December 31,1998
          (9) Incorporated by reference to BLSI's registration statement on Form S-3, Registration No. 33-25955
          (10) Filed herewith

       (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 1999.

                    Date of Report                Item Reported
           --------------------------------       -------------

           1    Form 8-K filed February 5, 1999        5,7

           2    Form 8-K filed February 16, 1999       5,7

           3    Form 8-K filed March 15, 1999          5,7

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


                                      Boston Life Sciences, Inc.
                                      --------------------------
                                         (Registrant)


DATE:    May 17, 1999                 /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer

                                        /s/ Joseph Hernon
                                       ------------------
                                      Joseph Hernon
                                      Chief Financial Officer