Form 10-Q
period 1999-06-30
BOSTON LIFE SCIENCES INC /DE
filed 1999-08-13
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 1999
                                    --------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ___________________

Commission File Number                0-6533
                       --------------------------------------------------------

                           BOSTON LIFE SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                87-0277826
--------------------------------------------------------------------------------
     (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                       Identification No.)

     137 Newbury Street, 8th Floor, Boston, Massachusetts        02116
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

                   (X)    Yes                     ( )    No

As of August 11, 1999 there were 14,863,330 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                                     Page (s)
                                                                     --------

Part I - Financial Information:

  Item 1 - Financial Statements (unaudited)

      Condensed Consolidated Balance Sheet as of                         1
      June 30, 1999 and December 31, 1998

      Condensed Consolidated Statement of Operations                     2
      for the three and six months ended June 30, 1999 and 1998, and for the period from inception (October 16, 1992) to June 30, 1999

      Condensed Consolidated Statement of Cash Flows                     3
      for the six months ended June 30, 1999 and 1998, and for the period from inception (October 16, 1992) to June 30, 1999

      Notes to Condensed Consolidated Financial Statements           4 - 6

  Item 2 - Management's Discussion and Analysis of                   7 - 11
           Financial Condition and Results of Operations


Part II - Other Information

  Item 1 - Legal Proceedings                                             12

  Item 2 - Changes in Securities                                         12

  Item 3 - Defaults Upon Senior Securities                               12

  Item 4 - Submission of Matters to a Vote of                       12 - 13
           Security Holders

  Item 5 - Other Information                                             13

  Item 6 - Exhibits and Reports on Form 8-K                              13

Signature (s)                                                            14

Part I -- Financial Information
Item 1 -- Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                          ---------------------------
                                  (Unaudited)

                                                                                June 30, 1999          December 31, 1998
                                                                                -------------          -----------------
Assets
Current Assets:
     Cash and cash equivalents                                                       $325,492                  $71,834
     Short-term investments                                                        12,325,167                7,837,992
     Other current assets                                                             253,460                  568,599
                                                                                -------------          -----------------
         Total current assets                                                      12,904,119                8,478,425

Fixed assets, net                                                                      32,101                   14,417
Technology acquired                                                                 3,500,000                3,500,000
Other assets                                                                          466,860                  276,206
                                                                                -------------          -----------------
         Total assets                                                             $16,903,080              $12,269,048
                                                                                =============          =================

Liabilities and Stockholders' Equity
Current liabilities:

     Accounts payable and accrued expenses                                          1,618,082                1,734,199
                                                                                -------------          -----------------
         Total current liabilities                                                  1,618,082                1,734,199
                                                                                -------------          -----------------

Series C Redeemable Convertible Preferred Stock,                                    6,150,000                        0
     $.01 par value; 475,000 shares authorized
     315,416 shares outstanding on June 30, 1999

Stockholders' equity:
     Series A Convertible Preferred stock, $.01 par value                                  52                      170
         13,404 shares authorized as of June 30, 1999
         5,233 shares outstanding on June 30, 1999 and
         16,996 shares outstanding on December 31, 1998
     Common Stock, $0.01 par value;                                                   145,177                  132,770
         30,000,000 shares authorized
         14,517,706 shares outstanding on June 30, 1999 and
         13,276,978 shares outstanding on December 31, 1998
     Additional paid-in-capital                                                    53,188,807               50,489,202
     Unrealized gains (losses) on investments                                        (320,715)                  76,203
     Deficit accumulated during development stage                                 (43,878,323)             (40,163,496)
                                                                                -------------          -----------------
         Total stockholders' equity                                                 9,134,998               10,534,849
                                                                                -------------          -----------------
         Total liabilities and stockholders' equity                               $16,903,080              $12,269,048
                                                                                =============          =================

                 See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                 Three Months Ended          Six Months Ended
                                                                                      June 30,                   June 30,
                                                                            --------------------------  --------------------------
                                                                                 1999         1998          1999          1998
                                                                            -------------  -----------  -------------  -----------
Revenues                                                                            $ 0           $ 0           $ 0           $ 0

Operating Expenses
    Research and development                                                    745,330     1,127,708     1,678,793     2,245,352
    Licensing fees                                                                    0             0             0        55,000
    Therafectin(R)related                                                       503,937       133,782     1,081,621       260,782
    General and administrative                                                  622,558       667,767     1,319,025     1,267,078
    Purchased research and development in-process                                     0             0             0             0
                                                                             ----------    ----------    ----------    ----------

      Loss from operations                                                   (1,871,825)   (1,929,257)   (4,079,439)   (3,828,212)

    Net interest income                                                         235,783       193,809       364,612       444,859
                                                                             ----------    ----------    ----------    ----------
      Net loss                                                              $(1,636,042)  $(1,735,448)  $(3,714,827)  $(3,383,353)
                                                                             ==========    ==========    ==========    ==========

    Calculation of net loss available to common stockholders:
      Net loss                                                              $(1,636,042)  $(1,735,448)  $(3,714,827)  $(3,383,353)
      Preferred stock preferences (Note 6)                                            0             0    (4,240,000)            0
                                                                             ----------    ----------    ----------    ----------
            Net loss available to common shareholders                       $(1,636,042)  $(1,735,448)  $(7,954,827)  $(3,383,353)
                                                                             ==========    ==========    ==========    ==========
    Calculation of basic and diluted net loss per share available to common stockholders:
      Net loss per share                                                         ($0.11)       ($0.13)       ($0.26)       ($0.26)
      Preferred stock preferences per share (Note 6)                                  0             0        ($0.30)            0
                                                                             ----------    ----------    ----------    ----------
             Basic and diluted net loss per share available to
               common stockholders                                               ($0.11)       ($0.13)       ($0.56)       ($0.26)
                                                                             ==========    ==========    ==========    ==========

      Weighted average shares outstanding                                    14,492,526    13,050,970    14,120,048    13,031,926
                                                                             ==========    ==========    ==========    ==========
                                                                                     From inception
                                                                                   (October 16, 1992)
                                                                                    to June 30, 1999
                                                                                   ------------------
Revenues                                                                             $    700,000

Operating Expenses
    Research and development                                                           18,457,795
    Licensing fees                                                                        733,683
    Therafectin(R)related                                                               5,241,680
    General and administrative                                                         11,784,275
    Purchased research and development in-process                                      10,421,544
                                                                                      -----------

      Loss from operations                                                            (45,938,977)

    Net interest income                                                                 2,060,654
                                                                                      -----------
      Net loss                                                                       $(43,878,323)
                                                                                      ===========
    Calculation of net loss available to common stockholders:
      Net loss
      Preferred stock preferences (Note 6)

            Net loss available to common shareholders

    Calculation of basic and diluted net loss per share available to common stockholders:
      Net loss per share
      Preferred stock preferences per share (Note 6)

             Basic and diluted net loss available to common stockholders

      Weighted average shares outstanding

                 See notes to consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statement of Cash Flows
                      ------------------------------------
                                   (Unaudited)



                                                                                      Six Months Ended June 30,
                                                                              -------------------------------------------
                                                                                        1999                   1998
                                                                              --------------------   --------------------
Cash flows from operating activities:
   Net loss                                                                           $(3,714,827)           $(3,383,353)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Purchased research and development in-process                                              0                      0
     Compensation charge related to options and warrants                                    6,000                359,000
     Amortization and depreciation                                                         10,500                 40,000
     Changes in operating assets and liabilities:
       Other current assets                                                               315,139                 78,042
       Accounts payable and accrued expenses                                             (116,117)              (462,945)
                                                                                --------------------   --------------------
       Net cash used for operating activities                                          (3,499,305)            (3,369,256)
                                                                                --------------------   --------------------
Cash flows from investing activities:
   Net cash provided by acquisition of Greenwich Pharmaceuticals, Inc.                          0                      0
   Increase in fixed assets                                                               (28,184)                (5,480)
   Increase in other assets                                                              (190,654)                     0
   Short term investments:
     Purchases                                                                         (7,318,466)            (6,290,019)
     Sales and maturities                                                               2,434,373              8,527,642
                                                                                --------------------   --------------------
       Net cash provided by (used in) investing activities                             (5,102,931)             2,232,143
                                                                                --------------------   --------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                               3,218,746                137,458
   Proceeds from issuance of convertible preferred stock                                6,150,000                      0
   Proceeds from issuance of notes payable                                                      0                      0
   Proceeds from issuance of convertible debt                                                   0                      0
   Principal payments of notes payable                                                          0                      0
   Payment of note issuance costs                                                               0                      0
   Payment of stock issuance and merger transaction costs                                (512,852)                     0
                                                                                --------------------   --------------------
       Net cash provided by financing activities                                        8,855,894                137,458
                                                                                --------------------   --------------------
Net increase (decrease) in cash and cash equivalents                                      253,658             (1,096,881)
Cash and cash equivalents at beginning of period                                           71,834              1,713,975
                                                                                --------------------   --------------------
Cash and cash equivalents at end of period                                              $ 325,492              $ 617,094
                                                                                ====================   ====================
                                                                                  Period from
                                                                               inception (October
                                                                                16, 1992) through
                                                                                  June 30, 1999
                                                                             -------------------------
Cash flows from operating activities:
   Net loss                                                                           $ (43,878,323)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
     Purchased research and development in-process                                       10,421,544
     Compensation charge related to options and warrants                                  1,599,765
     Amortization and depreciation                                                        1,462,316
     Changes in operating assets and liabilities:
       Other current assets                                                                 242,068
       Accounts payable and accrued expenses                                                670,417
                                                                              -------------------------
       Net cash used for operating activities                                           (29,482,213)
                                                                              -------------------------
Cash flows from investing activities:
   Net cash provided by acquisition of Greenwich Pharmaceuticals, Inc.                    1,758,037
   Increase in fixed assets                                                                (284,885)
   Increase in other assets                                                                (457,060)
   Short term investments:
     Purchases                                                                          (52,216,696)
     Sales and maturities                                                                39,570,814
                                                                             --------------------------
       Net cash provided by (used in) investing activities                              (11,629,790)
                                                                             --------------------------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                                16,376,800
   Proceeds from issuance of convertible preferred stock                                 27,022,170
   Proceeds from issuance of notes payable                                                2,585,000
   Proceeds from issuance of convertible debt                                             1,000,000
   Principal payments of notes payable                                                   (2,796,467)
   Payment of note issuance costs                                                          (399,702)
   Payment of stock issuance and merger transaction costs                                (2,350,306)
                                                                                -----------------------
          Net cash provided by financing activities                                      41,437,495
                                                                                -----------------------
Net increase (decrease) in cash and cash equivalents                                        325,492
Cash and cash equivalents at beginning of period                                                  0
                                                                                -----------------------
Cash and cash equivalents at end of period                                                $ 325,492
                                                                                =======================



                 See notes to consolidated financial statements

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1999)


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

   Stock options and warrants to purchase approximately 4.5 million and approximately 3.5 million shares of common stock were outstanding at June 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because they were antidilutive. Also excluded were approximately 1.8 million and approximately 0.3 million shares of common stock issuable upon the conversion of the Series A and C preferred stock outstanding at June 30, 1999 and 1998, respectively. The exercise of these stock options and warrants, or the conversion of the preferred stock, could potentially dilute earnings per share in the future.


3. Supplemental disclosure of non-cash investing and financing activities

   During the six months ended June 30, 1999, the Company issued 206,296 shares of common stock resulting from the conversion of 11,763 shares of preferred stock. During the six months ended June 30, 1998, the Company issued 21,519 shares of common stock resulting from the conversion of 1,227 shares of preferred stock.

                           Boston Life Sciences, Inc.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                                (June 30, 1999)

4.  Comprehensive Net Loss

    Comprehensive net loss for the six months ended June 30, 1999 and 1998, and for the period from inception to date, was as follows:

                                                                                                        From Inception
                                                                                                        --------------
                                                                                                         (October 16,
                                                                                                         ------------
                                                                                                           1992) to
                                                                                                           --------
                                                                                                           March 31,
                                                                                                           ---------
                                                                        1999             1998                1999
                                                                   ---------------  ---------------          -----
        Net loss............................................          $(3,714,827)     $(3,383,353)       $(43,878,323)
         Preferred stock preferences (Note 6)...............           (4,240,000)              --         (38,627,953)
         Unrealized gains on securities
            Unrealized holding gains (losses) arising during
             the period.....................................             (409,908)         (34,861)           (332,921)
            Investment gains (losses) included in net loss..               12,990               --              11,706
                                                                      -----------      -----------        ------------
        Comprehensive loss..................................          $(8,351,745)     $(3,418,214)       $(82,827,491)
                                                                      ===========      ===========        ============

      Comprehensive net loss for the three months ended June 30, 1999 and 1998 was $2,019,470 and $1,696,459, respectively.

5.    Investments

      At June 30, 1999, the cost basis of short-term investments exceeded their fair value by approximately $320,715. These investments, which are classified as available-for-sale, are reported at fair value, with the unrealized loss excluded from the statement of operations and reported as a separate component of stockholders' equity.

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

      Each share of the Series C Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The Series C Stock provides for a minimum return of 25% whereby the Company may be required to issue up to one additional share of common stock for each share of common stock underlying Series C Stock still held by an investor on the date that is 270 days after the closing, if the market price of the common stock is below a specified level on such date. However, the investor's right to receive additional shares terminates if the market price of the common stock is above a specified level for a certain period, as defined. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance. The intrinsic value of this beneficial conversion feature totaled approximately $1.9 million. The net proceeds of approximately $5.7 million has been allocated between the warrants (approximately $1.9 million) and the Series C Stock (approximately $3.8 million) based on their relative fair values. The value attributable to the beneficial conversion feature ($1.9 million) and the warrants ($1.9 million) has been included in the amount recognized as a preferred stock preference in the statement of operations for the six months ended June 30, 1999. These amounts represent a non-cash charge in the determination of net loss available to common shareholders.

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

      As of August 11, 1999, a total of 62,702 shares of Series C stock has been converted into 313,510 shares of common stock, resulting in a decrease in the amount reported as Series C Preferred Stock of approximately 1.2 million with a corresponding increase in stockholders' equity.

Item 2.              Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                (June 30, 1999)


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

Results of Operations
 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At June 30, 1999, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended June 30, 1999 and 1998

     The Company's net loss was $1,636,042 during the three months ended June 30, 1999 as compared with $1,735,448 during the three months ended June 30, 1998. The lower net loss in the 1999 period was primarily due to lower research and development expenses which were substantially offset by higher Therafectin(R) related expenses. Net loss per common share equaled $.11 per share for the 1999 period as compared to $.13 per share for the 1998 period. The decrease in the net loss per common share related to an increase in the number of weighted average shares outstanding primarily resulting from the private placement of common stock completed in the first quarter of 1999.

     Research and development expenses were $745,330 during the three months ended June 30, 1999 as compared with $1,127,708 during the three months ended June 30, 1998. The decrease was primarily attributable to lower expenditures for three of the technologies currently under pre-clinical development, partially offset by higher expenditures for another technology currently under development and increased expenditures related to the initiation of Phase III clinical trials for Altropane. Expenditure levels for a specific technology can fluctuate significantly from period to period depending upon the nature of the pre-clinical and clinical activities in process during each respective period. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur total research and development costs between $4 million and $5 million during 1999.

     Licensing fees were zero during both the three months ended June 30, 1999 and during the three months ended June 30, 1998. The Company did not execute any new licensing agreements during either period or incur any obligations under its existing licensing agreements. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin(R) related expenses were $503,937 during the three months ended June 30, 1999 as compared with $133,782 during the three months ended June 30, 1998. This increase reflects differences in the development status of Therafectin(R) during each respective period. Expenses during the 1999 period primarily related to manufacturing costs related to the production of three lots of GMP ("Good Manufacturing Practices") material as required under applicable law and regulations for the Company's amended NDA ("New Drug Application") filing with the FDA ("Food & Drug Administration"). Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the Phase III trial. Before any commercially viable product from Therafectin(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $0.5 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company.

     General and administrative expenses were $622,558 during the three months ended June 30, 1999 as compared with $667,767 during the comparable 1998 period. An increase in professional service costs during the 1999 period was offset by the absence of a non-recurring, non-cash charge related to certain changes in the provisions of the Company's stock option plans during the 1998 period.

     Net interest income was $235,783 during the three months ended June 30, 1999 as compared with net interest income of $193,809 during the three months ended June 30, 1998. The higher level of interest income recognized during the 1999 period primarily related to higher average short-term investment, cash and cash equivalent balances. In February 1999, the Company received approximately $8.2 million of net proceeds by completing two separate private placements.


 Six Months Ended June 30, 1999 and 1998

     The Company's net loss, excluding preferred stock preferences, was $3,714,827 during the six months ended June 30, 1999 as compared with $3,383,353 during the six months ended June 30, 1998. Net loss per common share, excluding preferred stock preferences, equaled $.26 per share for the 1999 period as compared to $.26 per share for the 1998 period. The higher net loss in the 1999 period was primarily due to higher Therafectin (R) related expenses, partially offset by a reduction in research and development expenses and, to a lesser degree, a reduction in net interest income.

     The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $4,240,000, totaled $7,954,827. Net loss per common share available to common stockholders for the 1999 period, including $0.30 attributable to preferred stock preferences, totaled $0.56. In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million and the warrants had a fair value of approximately $1.9 million, which amounts are included in the preferred stock preferences.

     Research and development expenses were $1,678,793 during the six months ended June 30, 1999 as compared with $2,245,352 during the six months ended June 30, 1998. The decrease was primarily attributable to lower expenditures for four of the technologies currently under pre-clinical development, partially offset by increased expenditures related to the preparation for and initiation of Phase III clinical trials for Altropane. Expenditure levels for a specific technology can fluctuate significantly from period to period depending upon the nature of the pre-clinical and clinical activities in process during each respective period. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur research and development costs between $4 million and $5 million during 1999.

     Licensing fees were zero during the six months ended June 30, 1999 as compared with $55,000 during the six months ended June 30, 1998. During the 1998 period, the Company paid $15,000 to license one new technology as compared to no new licensing agreements during the 1999 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During the 1998 period, the Company made a milestone payment of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin(R) related expenses were $1,081,621 during the six months ended June 30, 1999 as compared with $260,782 during the six months ended June 30, 1998. This increase reflects differences in the development status of Therafectin(R) during each respective period. Expenses during the 1999 period primarily related to manufacturing costs related to the production of three lots of GMP ("Good Manufacturing Practices") material as required under applicable law and regulations for the Company's amended NDA ("New Drug Application") filing with the FDA ("Food & Drug Administration"). Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the Phase III trial. Before any commercially viable product from Therafectin(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $0.5 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company.

     General and administrative expenses were $1,319,025 during the six months ended June 30, 1999 as compared with $1,267,078 during the comparable 1998 period. An increase in professional service costs during the 1999 period was offset by the absence of a non-recurring, non-cash charge related to certain changes in the provisions of the Company's stock option plans during the 1998 period.

     Net interest income was $364,612 during the six months ended June 30, 1999 as compared with net interest income of $444,859 during the six months ended June 30, 1998. The higher level of interest income recognized during the 1998 period primarily related to higher average short-term investment, cash and cash equivalent balances.


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

  The Company intends to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, primarily its service providers, by requesting confirmation from such parties regarding their Year 2000 readiness and, if required, site visits and interviews to solicit information from these parties. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply or services. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations.

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

  Although the Company intends to complete all phases of its Year 2000 program by December 31, 1999, there can be no assurance, even if this program is successfully completed on schedule, that disruptions in the Company's business will be avoided. Year 2000 issues are pervasive in nature and involve highly technical issues, not all of which are under the Company's control. Possible consequences of Year 2000 issues that the Company is unable to adequately identify, assess or remediate include but are not limited to: delays in obtaining supplies from vendors, errors in processing transactions and diversion of management time and effort to address difficulties that emerge. The goal of the Company's Year 2000 program is to plan for and reduce the risk of such difficulties. There can be no assurance that the Year 2000 program will be completed in a timely manner or will be successful.


  Liquidity and Capital Resources

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of units consisting of (i) shares of its Series A Convertible Preferred Stock and (ii) warrants to purchase shares of the Company's common stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of 500,000 shares of common stock (See Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In February 1999, the Company received approximately $8.2 million of net proceeds by completing two separate private placements, one consisting of shares of Series C Convertible Preferred Stock and a second private placement consisting of common stock (See Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

  At June 30, 1999, the Company had available cash, cash equivalents and short term investments of approximately $12.7 million and working capital of approximately $11.3 million. The Company believes that the level of financial resources available at June 30, 1999 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1: LEGAL PROCEEDINGS.
        -----------------

        None.

ITEM 2: CHANGES IN SECURITIES.
        ---------------------

        During the three months ended June 30, 1999, the Company issued, in transactions qualifying as transactions not involving public offerings under Section 4(2) of the Securities Act of 1933, as amended (a "private placement"), 67,175 shares of common stock related to the exercise of options and warrants outstanding for which the Company received consideration in the amount of $176,063.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.
        -------------------------------

        None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
        ---------------------------------------------------

        The annual meeting of stockholders was held on June 28, 1999. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorom. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and witheld or negative ("withheld") votes set forth below each matter.

        1. Proposal to elect directors each to serve until the date of the 2000 annual meeting of stockholders and until their successors are elected and qualified:

                                                        For            Withheld
                                                        ---            --------
              Colin B. Bier, Ph.D.                   11,027,065          92,299
              S. David Hillson, Esq.                 11,019,391          99,973
              Adrian M. Gerber                       11,016,331         103,033
              E. Christopher Palmer, CPA             11,022,071          97,293
              Edson D. de Castro                     11,016,031         103,333
              Marc E. Lanser, M.D.                   11,022,280          97,084
              Ira W. Lieberman, Ph.D.                11,020,541          98,823

        2. Approval of an amendment to increase to 30,000,000 the number of shares of Common Stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation filed with the Secretary of the State of Delaware on March 29, 1996, as heretofore amended, an increase of 5,000,000 shares:

                                        For           Against         Abstain
                                        ---           -------         -------
                                     10,629,564       433,469          56,312

        3. To increase the amount of shares of Common Stock authorized for issuance under the 1998 Omnibus Stock Option Plan from 500,000 to 1,000,000, an increase of 500,000 shares:

                                        For           Against         Abstain
                                        ---           -------         -------
                                     9,954,564        692,833          51,036

        4. To increase the amount of shares of Common Stock authorized for issuance under the Amended and Restated 1990 Non-Employee Director's Non-Qualified Stock Option Plan from 450,000 to 600,000, an increase of 150,000 shares:

                                        For           Against         Abstain
                                        ---           -------         -------
                                    10,069,841        570,681          57,911


ITEM 5:  OTHER INFORMATION.
         -----------------

         (a)   Exhibits.

               None.


Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)   Exhibits.

               27.1 Financial Data Schedule

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 1999 and through August 11, 1999.


                        Date of Report                   Item Reported
                        --------------                   -------------

                        June 28, 1999                         5, 7
                        August 3, 1999                        5, 7

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:  August 11, 1999                /s/ S. David Hillson
                                      -----------------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      -----------------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)