Form 10-Q
period 1999-09-30
BOSTON LIFE SCIENCES INC /DE
filed 1999-11-15
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM  10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 1999
                                       ------------------

                                      or

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

 For the transition period from ____________________  to ____________________

Commission File Number                0-6533
                                      ------

                          BOSTON LIFE SCIENCES, INC.
     -----------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                             87-0277826
     -----------------------------------------------------------------------
     (State or other jurisdiction of                       (IRS Employer
     incorporation or organization)                      Identification No.)

        137 Newbury Street, 8th Floor, Boston, Massachusetts     02116
     -----------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip code)


                                (617) 425-0200
     -----------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
     -----------------------------------------------------------------------
       (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (X)    Yes                     (  )    No

As of November 11, 1999 there were 15,327,950 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                                     Page (s)
                                                                     --------
Part I - Financial Information:

 Item 1 - Financial Statements (unaudited)

  Condensed Consolidated Balance Sheet as of                            1
  September 30, 1999 and December 31, 1998

  Condensed Consolidated Statement of Operations for                    2
  the three and nine months ended September 30, 1999 and 1998, and for the period from inception (October 16, 1992)
  to September 30, 1999

  Condensed Consolidated Statement of Cash Flows                        3
  for the nine months ended September 30, 1999 and 1998, and for the period from inception (October 16, 1992) to September 30, 1999

  Notes to Condensed Consolidated Financial Statements                4 - 6

 Item 2 - Management's Discussion and Analysis of                     7 - 11
          Financial Condition and Results of Operations


Part II - Other Information

 Item 1 - Legal Proceedings                                            12

 Item 2 - Changes in Securities                                        12

 Item 3 - Defaults Upon Senior Securities                              12

 Item 4 - Submission of Matters to a Vote of                           12
          Security Holders

 Item 5 - Other Information                                            12

 Item 6 - Exhibits and Reports on Form 8-K                             13

Signature (s)                                                          14

Part I--Financial Information
Item 1--Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                          ---------------------------
                                  (Unaudited)

                                                         September 30, 1999        December 31, 1998
                                                         ------------------        -----------------
Assets
Current assets:
  Cash and cash equivalents                                   $  8,014,920             $     71,834
  Short-term investments                                        10,322,846                7,837,992
  Other current assets                                             258,460                  568,599
                                                         ------------------        -----------------
    Total current assets                                        18,596,226                8,478,425

Fixed assets, net                                                   12,465                   14,417
Technology acquired                                              3,500,000                3,500,000
Other assets                                                       456,402                  276,206
                                                          ------------------        -----------------
    Total assets                                              $ 22,565,093             $ 12,269,048
                                                          ==================        =================
Liabilities and Stockholders' Equity
Current liabilities:

  Accounts payable and accrued expenses                        $  1,697,072             $  1,734,199

8% Convertible Redeemable Debentures,
  due September 2003                                              4,339,063                       --

Series C Convertible Redeemable Preferred Stock,
  $.01 par value; 475,000 shares authorized
  197,621 shares outstanding on September 30, 1999                3,853,610                       --

Stockholders' equity:
  Series A Convertible Preferred stock, $.01 par value
   13,404 shares authorized as of September 30, 1999,
   5,233 shares outstanding on September 30, 1999 and
   16,996 shares outstanding on December 31, 1998                        52                      170
  Common Stock, $0.01 par value;
    30,000,000 shares authorized
    15,247,210 shares outstanding on September 30, 1999 and
    13,276,978 shares outstanding on December 31, 1998              152,472                  132,770
  Additional paid-in capital                                     60,870,956               50,489,202
  Unrealized gains (losses) on investments                         (393,174)                  76,203
  Deficit accumulated during development stage                  (47,954,958)             (40,163,496)
                                                          ------------------        -----------------
    Total stockholders' equity                                   12,675,348               10,534,849
                                                          ------------------        -----------------
    Total liabilities and stockholders' equity                 $ 22,565,093             $ 12,269,048
                                                          ==================        =================

                See notes to consolidated financial statements.


                                                    Boston Life Sciences, Inc.
                                                 (A Development Stage Enterprise)
                                               Consolidated Statements of Operations
                                               -------------------------------------
                                                            (Unaudited)


                                         Three Months Ended                    Nine Months Ended                   From inception
                                            September 30,                         September 30,                  (October 16, 1992)
                                       -------------------------            ------------------------              to September 30,
                                         1999            1998                 1999           1998                      1999
                                      ----------      ----------           ----------     ----------             -----------------
Revenues                             $   200,000               -         $    200,000              -                $   900,000

Operating Expenses
  Research and development expenses    1,843,481     $ 1,169,010            3,522,274    $ 3,414,362                 20,301,276
  Licensing fees                               -               -                    -         55,000                    733,683
  Therafectin(R) related expenses          1,777          31,339            1,083,398        292,121                  5,243,457
  General and administrative expenses    682,872         587,831            2,001,897      1,854,909                 12,467,147
  Purchased research and development
     in-process                        1,725,000               -            1,725,000              -                 12,146,544
                                      ----------      ----------           ----------     ----------                 ----------
        Total operating expenses       4,253,130       1,788,180            8,332,569      5,616,392                 50,892,107
                                      ----------      ----------           ----------     ----------                 ----------
        Loss from operations          (4,053,130)     (1,788,180)          (8,132,569)    (5,616,392)               (49,992,107)
  Interest expense                      (214,063)              -             (214,063)             -                 (1,675,892)
  Interest income                        190,558         191,802              555,170        636,661                  3,713,041
                                      ----------      ----------           ----------     ----------                 ----------
        Net loss                     $(4,076,635)    $(1,596,378)        $ (7,791,462)   $(4,979,731)              $(47,954,958)
                                      ==========      ==========           ==========     ==========                 ==========

Calculation of net loss available to
     common stockholders:
  Net loss                           $(4,076,635)   $(1,596,378)         $ (7,791,462)   $(4,979,731)
  Preferred stock preferences
     (Note 5)                                  -              -          $ (4,240,000)             -
                                      ----------     ----------            ----------     ----------
Net loss available to common
     shareholders                    $(4,076,635)   $(1,596,378)         $(12,031,462)   $(4,979,731)
                                      ==========     ==========            ==========     ==========
Calculation of basic and diluted
     net loss per share available
     to common stockholders:
  Net loss per share                 $     (0.27)   $     (0.12)         $      (0.84)   $     (0.38)
  Preferred stock preferences
     per share (Note 5)                        -              -          $      (0.30)             -
                                      ----------     ----------            ----------     ----------
  Basic and diluted net loss
     available to common
     stockholders:                   $     (0.27)   $     (0.12)         $      (1.14)   $     (0.38)
                                      ==========     ==========            ==========     ==========

        Weighted average shares
             outstanding              14,894,266     13,221,610            14,253,961     13,094,321
                                      ==========     ==========            ==========     ==========


                                          See notes to consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.

                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                     -------------------------------------
                                  (Unaudited)



                                                                                                                   Period from
                                                                   Nine Months Ended September 30,              Inception (October
                                                                   ------------------------------                16, 1992) through
                                                                      1999               1998                  September 30, 1999
                                                                   -------------      -----------            -----------------------
Cash flows from operating activities:
  Net loss                                                         ($7,791,462)       ($4,979,731)              ($47,954,958)
  Adjustments to reconcile net loss to net cash
    used for operating activities:
    Purchased research and development in-process                    1,725,000                  0                 12,146,544
    Compensation charge related to options and warrants granted        115,000            555,000                  1,708,765
    Amortization and depreciation                                       11,185             60,000                  1,463,001
    Accretion of discount on convertible debentures                    214,063                  0                    214,063
    Changes in assets and liabilities:
       Other current assets                                            310,139            379,875                    237,068
       Accounts payable and accrued expenses                           (37,127)          (495,179)                   749,407
                                                                   -----------        -----------               ------------
       Net cash used for operating activities                       (5,453,202)        (4,480,035)               (31,436,110)
                                                                   -----------        -----------               ------------
Cash flows from investing activities:
  Cash acquired through the merger with
    Greenwich Pharmaceuticals                                                                   0                  1,758,037
  Increase in fixed assets                                              (9,233)            (4,415)                  (265,934)
  Increase in other assets                                            (180,196)           (12,824)                  (446,602)
  Short term investments:
    Purchases                                                       (7,318,466)        (8,850,358)               (52,216,696)
    Sales and Maturities                                             4,364,235         14,277,309                 41,500,676
                                                                   -----------        -----------               ------------
      Net cash provided by (used in) investing activities           (3,143,660)         5,409,712                 (9,670,519)
                                                                   -----------        -----------               ------------
Cash flows from financing activities:
  Proceeds from issuance of common stock                             3,574,709            156,458                 16,732,763
  Proceeds from issuance of convertible preferred stock              6,150,000                  0                 27,022,170
  Proceeds from issuance of notes payable                                    0                  0                  2,585,000
  Proceeds from issuance of convertible debt and warrants            8,000,000                  0                  9,000,000
  Principal payments of notes payable                                        0                  0                 (2,796,467)
  Payment of note issuance costs                                             0                  0                   (399,702)
  Payment of stock issuance and merger transaction costs            (1,184,761)                 0                 (3,022,215)
                                                                   -----------        -----------               ------------
      Net cash provided by financing activities                     16,539,948            156,458                 49,121,549
                                                                   -----------        -----------               ------------
Net increase (decrease) in cash and cash equivalents                 7,943,086          1,086,135                  8,014,920

Cash and cash equivalents at beginning of period                        71,834          1,713,975                          0
                                                                   -----------        -----------               ------------
Cash and cash equivalents at end of period                          $8,014,920         $2,800,110                 $8,014,920
                                                                   ===========        ===========               ============

Supplemental disclosure of non-cash transactions:
   Conversion of preferred stock to common (Notes 3 and 5)
   Purchase of research and development option (Note 7)

                See notes to consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.
                       (a development stage enterprise)

             Notes to Unaudited Consolidated Financial Statements
                             (September 30, 1999)


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

   The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1998, appearing in the Company's Annual Report on Form 10-K, as amended, for such year.


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

   Stock options and warrants to purchase approximately 6.3 million and approximately 3.2 million shares of common stock were outstanding at September 30, 1999 and 1998, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Also excluded were approximately 92,000 and approximately 298,000 shares of common stock issuable upon the conversion of Series A preferred stock outstanding at September 30, 1999 and 1998, respectively. Also excluded from the computation were approximately 988,000 and approximately 1.5 million shares of common stock issuable upon the conversion of Series C preferred stock and convertible debentures, respectively, outstanding at September 30, 1999. The exercise of these stock options and warrants, or the conversion of the preferred stock or convertible debentures, could potentially dilute earnings per share in the future.


3. SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

   During the nine months ended September 30, 1999, the Company issued 206,296 and 588,975 shares of common stock resulting from the conversion of 11,763 and 117,795 shares of Series A and Series C preferred stock, respectively. During the nine months ended September 30, 1998, the Company issued 1,501,246 shares of common stock resulting from the conversion of 85,601 shares of Series A preferred stock.

                           BOSTON LIFE SCIENCES, INC.
                        (a development stage enterprise)

              Notes to Unaudited Consolidated Financial Statements
                              (September 30, 1999)

4.  COMPREHENSIVE NET LOSS

    Comprehensive net loss for the nine months ended September 30, 1999 and 1998, and for the period from inception to date, was as follows:

                                                                                                   FROM INCEPTION
                                                                                                    (OCTOBER 16,
                                                                                                      1992) TO
                                                                                                    SEPTEMBER 30,
                                                                    1999              1998              1999
                                                               ---------------  ----------------  -----------------
Net loss...............................................          $ (7,791,462)      $(4,979,731)      $(47,954,958)
 Preferred stock preferences (Note 5)..................            (4,240,000)               --        (38,627,953)
 Unrealized gains (losses) on securities
    Unrealized holding gains (losses) arising during
     the period........................................              (469,377)           89,769           (392,390)
    Investment gains (losses) included in net loss.....                21,487            81,139             20,203
                                                                 ------------       -----------       ------------
Comprehensive loss.....................................          $(12,479,352)      $(4,808,823)      $(86,955,098)
                                                                 ============       ===========       ============

   Comprehensive net loss for the three months ended September 30, 1999 and 1998 was $4,140,597 and $1,451,158, respectively.

5. PREFERRED STOCK ISSUANCE

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

   Each share of the Series C Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The Series C Stock provides for a minimum return of 25% whereby the Company may be required to issue up to one additional share of common stock for each share of common stock underlying Series C Stock still held by an investor on the date that is 270 days after the closing, if the market price of the common stock is below a specified level on such date. However, the investor's right to receive additional shares terminates if the market price of the common stock is above a specified level for a certain period, as defined. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance. The intrinsic value of this beneficial conversion feature totaled approximately $1.9 million. The net proceeds of approximately $5.7 million has been allocated between the warrants (approximately $1.9 million) and the Series C Stock (approximately $3.8 million) based on their relative fair values. The value attributable to the beneficial conversion feature ($1.9 million) and the warrants ($1.9 million) has been included in the amount recognized as a preferred stock preference in the statement of operations for the nine months ended September 30, 1999. These amounts represent a non-cash charge in the determination of net loss available to common shareholders.

   Under certain circumstances, the Company may be required to redeem any shares of Series C Stock then outstanding. Because the redemption of the Series C Stock is not completely within the control of the Company, the required redemption amount has been reflected outside of stockholders' equity as "mezzanine" financing.

   As of September 30, 1999, a total of 117,795 shares of Series C stock has been converted into 588,975 shares of common stock, resulting in a decrease in the amount reported as Series C Preferred Stock of approximately $2.3 million with a corresponding increase in stockholders' equity.

6. CONVERTIBLE DEBENTURE FINANCING

   In September 1999, the Company issued $8 million in convertible debentures due September 2003 and warrants to purchase a total of 1,680,000 shares of the Company's common stock to two institutional investment funds, both managed by the same institutional investment firm. The warrants were issued in two classes, the first, or "class A" warrants, are exercisable to purchase 960,000 shares of common stock at an exercise price of $5.75 per share. The second, or "class B" warrants, are exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share.

   The debentures accrue interest at 8% per annum, payable semi-annually, and are convertible by the holders into common stock at a conversion price of $5.25 per share, subject to certain anti-dilution adjustments. The conversion price will be adjusted to the then market price of the Company's common stock on the first and second anniversary dates, provided however that such adjustments can only reduce the conversion price subject to certain maximum adjustments. The Company may elect to pay interest accrued on the debentures in shares of common stock, subject to certain limitations.

   The net proceeds of $7.5 million has been allocated between the warrants (approximately $3.4 million) and the convertible debentures (approximately $4.1 million) based on their relative fair values. The initial carrying value of the debentures will be accreted ratably, over the term of the debenture, to the $8 million amount due at maturity, with the quarterly accretion amount of approximately $242,000 also recognized as non-cash interest expense in the statement of operations.

7. ACQUISITION OF FUSION TOXIN TECHNOLOGY

   In September 1999, the Company finalized an agreement with MTR Technologies, Inc. ("MTR") under which it acquired an option to acquire the licensing rights to certain technology covering fusion toxins for the treatment of a wide variety of solid tumors, as well as multiple sclerosis and allergies. The technology was invented by scientists at Hadassah Medical School of the Hebrew University in Jerusalem, and was initially licensed to MTR by Yissum Research Development Company of the Hebrew University in Jerusalem ("Yissum").

   The option expires in May 2000, during which period the Company will complete certain pre-clinical studies to determine whether it wants to acquire the licensed rights to the technology. The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercise price of $4.25 per share as consideration for the option. The fair value of such consideration of $1,725,000 has been recognized in the statement of operations as purchased research and development in-process. If the Company elects to exercise its option to acquire the licensing rights to the technology, it will pay additional consideration to MTR (in the form of cash or additional shares, equal to $1.4 million less the fair value of the 232,000 shares originally issued), as well as milestone payments upon the completion of clinical trials and royalties on any future product sales related to the technology.

ITEM 2.               MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                              (September 30, 1999)


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

RESULTS OF OPERATIONS

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At September 30, 1999, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended September 30, 1999 and 1998

  Revenues were $200,000 for the three months ended September 30, 1999 as compared with zero for the three months ended September 30, 1998. In September 1999, the Company announced that it had entered into a development and licensing agreement with a major pharmaceutical company to further develop a major sector of the Company's transcription factor technology. Under the terms of the agreement, the pharmaceutical company will screen its small molecule collection for potential inhibitors of the transcription factor, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. The Company will also receive royalties on eventual sales of any product derived from the development effort.

  The Company's net loss was $4,076,635 during the three months ended September 30, 1999 as compared with $1,596,378 during the three months ended September 30, 1998. The higher net loss in the 1999 period was primarily due to higher research and development expenses including a purchased research and development charge of $1,725,000 related to the acquisition of an option to acquire the rights to certain new technologies. Net loss per common share equaled $.27 per share for the 1999 period as compared to $.12 per share for the 1998 period. The number of weighted average shares outstanding increased by approximately 13% primarily resulting from the private placement of common stock completed in the first quarter of 1999.

     Research and development expenses were $1,843,481 during the three months ended September 30, 1999 as compared with $1,169,010 during the three months ended September 30, 1998. The increase was primarily attributable to increased expenditures related to the Phase III clinical trial for Altropane and the initiation of pre-clinical activities for two new technologies. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur total research and development costs between $5 million and $6 million during 1999, and between $6 and $7 million in 2000.

     Licensing fees were zero during both the three months ended September 30, 1999 and during the three months ended September 30, 1998. The Company did not execute any new licensing agreements during either period or incur any obligations under its existing licensing agreements. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin(R) related expenses were $1,777 during the three months ended September 30, 1999 as compared with $31,339 during the three months ended September 30, 1998. The Company is presently awaiting a decision from the Food and Drug Administration ("FDA") related to its amended NDA ("New Drug Application") for Therafectin filed with the FDA in June 1998. Before any commercially viable product from Therafectin may be developed, and any revenue generated therefrom, the Company currently expects that at least $0.5 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company would be required to write off the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

     General and administrative expenses were $682,872 during the three months ended September 30, 1999 as compared with $587,831 during the three months ended September 30, 1998. An increase in professional service costs during the 1999 period was partially offset by the absence of a non-recurring, non-cash charge related to certain changes in the provisions of the Company's stock option plans during the 1998 period.

     Interest income was $190,558 during the three months ended September 30, 1999 as compared with interest income of $191,802 during the three months ended September 30, 1998. Interest expense was $214,063 during the three months ended September 30, 1999 as compared with zero during the three months ended September 30, 1998. The 1999 expense represents a non-cash charge associated with the accretion of the carrying amount of the convertible debentures to their maturity value over the term of the debentures.


 Nine Months Ended September 30, 1999 and 1998

     Revenues were $200,000 for the nine months ended September 30, 1999 as compared with zero for the nine months ended September 30, 1998. In September 1999, the Company announced that it had entered into a development and licensing agreement with a major pharmaceutical company to further develop a major sector of the Company's transcription factor technology. Under the terms of the agreement, the pharmaceutical company will screen its small molecule collection for potential inhibitors of the transcription factor, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. The Company will also receive royalties on eventual sales of any product derived from the development effort.

     The Company's net loss, excluding preferred stock preferences, was $7,791,462 during the nine months ended September 30, 1999 as compared with $4,979,731 during the nine months ended September 30, 1998. Net loss per common share, excluding preferred stock preferences, equaled $.84 per share for the 1999 period as compared to $.38 per share for the 1998 period. The higher net loss in the 1999 period was primarily due to higher Therafectin/R/ related expenses and a purchased research and development charge of $1,725,000 related to the acquisition of an option to acquire the rights to certain new technologies.

     The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $4,240,000, totaled $12,031,462. Net loss per common share available to common stockholders for the nine months ended September 30, 1999 including $0.30 attributable to preferred stock preferences, totaled $1.14. In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million and the warrants had a fair value of approximately $1.9 million, which amounts are included in the preferred stock preferences.

     Research and development expenses were $3,522,274 during the nine months ended September 30, 1999 as compared with $3,414,362 during the nine months ended September 30, 1998. The increase was primarily attributable to increased expenditures related to the Phase III clinical trial for Altropane, partially offset by lower expenditures for four of the technologies currently under pre-clinical development. Expenditure levels for a specific technology can fluctuate significantly from period to period depending upon the nature of the pre-clinical and clinical activities in process during each respective period. The majority of the Company's research and development expenses were sponsored research obligations paid to Harvard University and its affiliated hospitals. The Company expects to incur total research and development costs between $5 million and $6 million during 1999, and between $6 and $7 million in 2000.

     Licensing fees were zero during the nine months ended September 30, 1999 as compared with $55,000 during the nine months ended September 30, 1998. During the 1998 period, the Company paid $15,000 to license one new technology as compared to no new licensing agreements during the 1999 period. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During the 1998 period, the Company made a milestone payment of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin(R) related expenses were $1,083,398 during the nine months ended September 30, 1999 as compared with $292,121 during the nine months ended September 30, 1998. This increase reflects differences in the development status of Therafectin(R) during each respective period. Expenses during the 1999 period primarily related to manufacturing costs related to the production of three lots of GMP ("Good Manufacturing Practices") material as required under applicable law and regulations for the Company's amended NDA filing with the FDA. Expenses during the 1998 period primarily related to patients enrolled in the extension phase of the Phase III trial. Before any commercially viable product from Therafectin(R) may be developed, and any revenue generated therefrom, the Company currently expects that at least $0.5 million of additional future expense will be necessary. There can be no assurance, however, that the expenditure of these additional amounts will result in the regulatory approval of any compounds or that such approval will ever be able to be obtained by the Company. Moreover, if the Company is ultimately unsuccessful in obtaining regulatory approval for Therafectin, the Company would be required to write off the $3.5 million asset value attributable to Therafectin as reflected on the Company's balance sheet.

     General and administrative expenses were $2,001,897 during the nine months ended September 30, 1999 as compared with $1,854,909 during the nine months ended September 30, 1998. An increase in professional service costs during the 1999 period was offset by the absence of a non-recurring, non-cash charge related to certain changes in the provisions of the Company's stock option plans during the 1998 period.

     Interest income was $555,170 during the nine months ended September 30, 1999 as compared with interest income of $636,661 during the nine months ended September 30, 1998. The higher level of interest income recognized during the 1998 period primarily related to higher average short-term investment, cash and cash equivalent balances. Interest expense was $214,063 during the nine months ended September 30, 1999 as compared with zero during the nine months ended September 30, 1998. The 1999 expense represents a non-cash charge associated with the accretion of the carrying amount of the convertible debentures to their maturity value over the term of the debentures.


YEAR 2000 READINESS DISCLOSURE

  The Company continues to address issues related to the upcoming new millenium. These issues derive from the use of software and hardware with embedded chips or processors that use two digits to refer to a year and do not properly recognize a year that begins with "20" instead of the familiar "19." The Company's efforts to address these issues and to enhance the Company's readiness for the Year 2000 has primarily focused on (1) network and facility infrastructure, (2) business applications and software, and (3) external partners. Within each area, the Year 2000 program involves (a) the identification of systems that may be susceptible to Year 2000 issues, (b) the assessment of the degree of readiness of those systems for the Year 2000 and an assessment of the risks to the Company's business, (c) the remediation of problems that are identified, and (d) contingency planning.

  The Company's network and facility infrastructure, located at its Boston headquarters, includes personal computers and other network equipment, together with general facility systems such as telephone and security systems. The Company has completed the identification and assessment phases, and does not believe that significant remediation and contingency actions need to be initiated. The Company primarily operates its business applications software using the Microsoft Office suite of products. For its software applications, the Company plans to rely on the software developer's representations regarding Year 2000 compliance of their software. There can be no assurance, however, that software applications represented by developers as being Year 2000 compliant will be free from Year 2000 errors and defects.

  The Company continues to assess the possible effects on its operations of the Year 2000 compliance of certain relevant third parties, primarily its service providers, by requesting confirmation from such parties regarding their Year 2000 readiness. In the event the Company identifies a problem with respect to a particular vendor, then the Company may be forced to identify alternative sources of supply or services. However, the Company's ability to seek alternative sources of supply is subject to FDA restrictions and may involve extensive validation processes. The failure to timely identify and validate an alternative supplier could have a material adverse effect on the Company's business, financial condition and results of operations.

  The Company does not expect to incur costs in its Year 2000 program that will be material to its business, financial condition or results of operations. The Company may utilize both internal and external resources, such as consultants and professional advisors, in implementing the Year 2000 program and the Company currently estimates that the external resources required during the identification and assessment phases of the Year 2000 program will not cost more than approximately $15,000. Because the Year 2000 program is an ongoing process, all cost estimates are subject to change.

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


  LIQUIDITY AND CAPITAL RESOURCES

     Since its inception, the Company has satisfied its working capital requirements from the sale of the Company's securities through private placements. In January and February 1996, the Company raised approximately $20.7 million of net proceeds by completing a private placement of Series A Convertible Preferred Stock. In June 1996, the Company raised approximately $5 million of net proceeds by completing a private placement of common stock. In February 1999, the Company received approximately $8.2 million of net proceeds by completing two separate private placements, one consisting of shares of Series C Convertible Preferred Stock and a second private placement consisting of common stock (See Notes 8 and 9 of Notes to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1998). In September 1999, the Company raised approximately $7.5 million of net proceeds by completing a private placement of convertible debentures. In the future, the Company's ability to meet, and the level of, its working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its products, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

  At September 30, 1999, the Company had available cash, cash equivalents and short term investments of approximately $18.3 million and working capital of approximately $16.9 million. The Company believes that the level of financial resources available at September 30, 1999 will provide sufficient working capital to meet its anticipated expenditures for at least the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful in such efforts or that additional funds will be available on acceptable terms, if at all.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1:  LEGAL PROCEEDINGS.
         -----------------

         None.

ITEM 2:  CHANGES IN SECURITIES.
         ---------------------

       During the three months ended September 30, 1999, the Company issued, in transactions qualifying as transactions not involving public offerings under Section 4(2) of the Securities Act of 1933, as amended (a "private placement"), 140,529 shares of common stock related to the exercise of options and warrants outstanding for which the Company received consideration in the amount of $355,965.

       In September 1999, the Company issued $8 million in convertible debentures due September 2003 and warrants to purchase a total of 1,680,000 shares of the Company's common stock to two institutional investment funds, both managed by the same institutional investment firm. The warrants were issued in two classes, the first, or "class A" warrants, are exercisable to purchase 960,000 shares of common stock at an exercise price of $5.75 per share. The second, or "class B" warrants, are exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share.

       In September 1999, the Company finalized an agreement under which it acquired an option to acquire the licensing rights to certain technology.

       The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercisable price of $4.25 per share as consideration for the option.

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


ITEM 5:  OTHER INFORMATION.
         -----------------

         (a) Exhibits.

             None.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a) Exhibits.

         3.1 Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on February 18, 1999. (1)

         3.2 Certificate of Decrease and Elimination of Series B Convertible Preferred Stock filed on June 29, 1999. (3)

         3.3 Certificate of Decrease of Series A Convertible Preferred Stock filed on June 29, 1999. (3)

         3.4 Certificate of Correction filed on February 18, 1999. (3)

         3.5 Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999. (3)

         3.6 Securities Purchase Agreement among the Company and the purchasers listed therein dated as of September 22, 1999, Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999, Registration Rights Agreement among the Company and the purchasers dated as of September 22, 1999. (2)

         27.1 Financial Data Schedule

          (1) Incorporated by reference to BLSI's Annual Report on Form 10-K/A for the year ended December 31, 1998.

          (2) Incorporated by reference to BLSI's Report on Form 8-K dated September 23, 1999.

          (3)  Filed herewith.

       (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 1999 and through November 10, 1999.


      Date of Report                                 Item Reported
      -------------------------------- ---------------------------
      July 7, 1999                                      5, 7
      August 6, 1999                                    5, 7
      August 20, 1999                                   5, 7
      September 23, 1999                                5, 7
      September 30, 1999                                5, 7

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:   November 15, 1999             /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)