Form 10-K405
period 1999-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2000-03-30
CIK 94784

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD

                         Commission file number 0-6533

                           BOSTON LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                      87-0277826
        (State or other jurisdiction of     (I.R.S. Employer
         INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

         137 NEWBURY STREET, 8TH FLOOR             02116
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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (((S)) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq Small Cap Market on March 22, 2000, the aggregate market value of the 16,320,823 outstanding shares of voting stock held by nonaffiliates of the Registrant was $159,128,024.

  As of March 22, 2000, there were 17,309,879 shares of the Registrant's Common Stock issued and outstanding.

  DOCUMENTS INCORPORATED BY REFERENCE: Portions of the following document are incorporated by reference in this report on Form 10-K: The Company's Definitive Proxy Statement for the Company's Annual Meeting of Stockholders to be held on June 13, 2000 (Part III).

                                     PART I

Item 1. Business.


OVERVIEW

  Boston Life Sciences, Inc. ("BLSI" or the "Company" or "We") is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system (CNS) disorders and autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally a privately-held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the "Merger"). The publicly-held company survived the merger and changed its name to Boston Life Sciences, Inc. However, all of the employees of the public company (other than a caretaker management) ceased employment six months prior to the merger, the company's facilities and equipment were sold, and all directors resigned effective with the merger, whereupon the management and directors of old BLSI assumed management of the Company. On June 6, 1997, the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. Our principal executive offices are located at 137 Newbury Street, 8th Floor, Boston, Massachusetts, and the telephone number is
(617) 425-0200.

  In general, our corporate strategy is to seek to (i) utilize our affiliations and relationships with Harvard University and its affiliated hospitals ("Harvard and its Affiliates") to license the rights to promising medical discoveries,
(ii) fund the preclinical development of these licensed technologies, and (iii) enter into corporate partnering arrangements with established pharmaceutical or biotechnology companies to support the continued development of our technologies and the marketing of any products as and to the extent they receive government approval. Additionally, since we do not currently own any laboratory or manufacturing facilities, we contract for such services and intend to continue to do so.

  We currently have eleven technologies in our product portfolio, the majority of which were invented or discovered by researchers working at Harvard and its Affiliates and have been licensed to us.

PRODUCTS IN CLINICAL TRIALS
---------------------------

     1. Altropane(TM)

     Altropane is a small molecule invented by researchers at Harvard and the Massachusetts General Hospital that binds with extremely high affinity and specificity to the Dopamine Transporter ("DAT"). Consequently, the amount of Altropane taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. In Parkinson's Disease ("PD"), there is a marked decrease in the number of DATs in the striatal region of the brain. As a result, Altropane uptake is substantially diminished. This marked decrease in Altropane uptake in PD is the basis for our diagnostic test for early PD. Conversely, as suggested in a study published in the December 18, 1999 issue of The Lancet, Attention Deficit Hyperactivity Disorder ("ADHD") appears to be associated with an excess number of DATs in this same region of the brain and thus Altropane has the potential to be a valuable diagnostic imaging agent for ADHD as well.

     Parkinson's Disease

     Parkinson's Disease is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. It is caused by a significant decrease in the number of dopamine terminals in specific areas of the brain. Inadequate production of dopamine causes the classic PD symptoms of resting tremor, muscle retardation, and rigidity. Altropane is an 123I-based nuclear medicine imaging agent that we believe is useful in the diagnosis of PD in its early stages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. PD afflicts about 250,000-500,000 Americans and about 4 million individuals worldwide (developed nations). The number of individuals having PD is expected to grow substantially as people continue to live longer and the overall population ages.

     We completed our Phase I clinical trial of Altropane for PD in February 1998 and completed our Phase II clinical trial in February 1999. We believe that the results of the Phase II study provide clear evidence that Altropane is useful in distinguishing normal individuals from those individuals with early PD. The results of the Phase II trial indicate that patients with early or mild PD can be reliably and easily differentiated from normal patients based on the Altropane scan results. Normal patients had a mean striatal binding potential of
1.07 +/- 0.17 vs 0.44 +/- 0.19 for patients with early/mild PD (p less than 0.00007). The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.9). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients.

     We initiated our Phase III clinical trial in March of 1999 and completed trial enrollment in March of 2000. The trial was conducted at 20 clinical sites and was comprised of 160 patients, of which approximately 50% were diagnosed as having PD and approximately 50% were diagnosed as having other movement disorders. We expect to complete our evaluation of the Phase III trial data by the end of the second quarter, and hope to file our New Drug Application ("NDA") with the Food and Drug Administration ("FDA") during the second half of 2000.

     In December 1998, we announced that we had started preclinical development on a "second generation" technetium-based compound for the diagnosis of PD.
This compound differs from Altropane in structure and in the advantageous substitution of technetium for iodine as the radio-ligand. Subsequent research has shown that this agent can differentiate PD from normal, but comprehensive data on its performance in human subjects as compared to Altropane is not yet available. However, Primate studies using the technetium compound have demonstrated that this compound is taken up by the normal striatum in sufficient quantity to provide an easily readable image. Primates with experimentally-induced PD had markedly decreased uptake of the compound. Radiation dosimetry, pharmacokinetic, and toxicology studies were all favorable. Based on these pre-clinical results, a Physician's Sponsored Investigational New Drug ("IND") has been prepared for filing with the FDA. Human trials with this compound are expected to start in the 2nd half of 2000. We believe that the ability to eventually follow Altropane to market with a second-generation technetium product would give us a long-term competitive advantage in this rapidly emerging diagnostic area.


  Attention Deficit Hyperactivity Disorder (ADHD)

  ADHD is the most commonly diagnosed behavioral disorder in children and is the fastest growing psychiatric disorder in adults. Since 1990, the total number of American children diagnosed with ADHD has risen from 900,000 to over 5.5 million, and the use of stimulant medication such as Ritalin has increased 700% in the same period. ADHD is currently diagnosed according to a set of behavioral criteria defined in the Diagnostic and Statistical Manual (DSM) used by psychiatrists. However, it has not been possible to validate these criteria against an objective biological standard since such a standard has never been established and does not currently exist. Consequently, the DSM criteria have generated widespread concern and, in the view of many critics, often are misapplied and misinterpreted. The lack of a clear-cut, demonstrated biological basis for ADHD has led to a great deal of confusion concerning the diagnosis of ADHD and has even provoked skepticism regarding the very existence of the disorder.

     There is currently no objective test to diagnose ADHD. Researchers have recently postulated, but have not been able to confirm, that ADHD may be linked to an abnormality in the DAT. A number of drugs including Ritalin, currently constitute the most prescribed treatment for the broadly described disorder labeled "ADHD." Since there has not been an objective test to differentiate between biochemical abnormality and purely psychological behavior disorders, the increasing use of potentially addictive drugs among children has prompted vigorous public debate amongst educators, parents and the medical community. This concern escalated throughout 1999 as evidenced by widespread coverage in the media. US News & World Report, Time and CNN were among the numerous media outlets featuring full-length features and analyses of this issue.

     In June 1999, we announced the initiation of a development program utilizing Altropane for the early diagnosis of ADHD. Under a Physician's Sponsored IND application, adult patients with ADHD underwent brain scanning using Altropane, and were found to have a significantly abnormal elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The results of the study were subsequently published in the December 18, 1999 issue of the British medical journal The Lancet. The senior author of the article was Dr. Alan Fischman, Chief of Nuclear Medicine at the Massachusetts General Hospital.

     The excessive number of dopamine transporters found in the midbrain in these ADHD subjects strongly suggests that there is an underlying detectable biochemical abnormality in at least a certain segment of individuals presenting with symptoms of ADHD. We believe that this abnormality is related to the production of excessive amounts of dopamine in the midbrain of individuals with ADHD. Based on the encouraging results obtained in this trial, we convened an independent panel composed of ADHD experts, neurologists and radiologists to help us determine the potential utility of Altropane(TM) as a safe, definitive and rapid diagnostic test for biochemically based ADHD. Such a diagnostic test could help physicians determine the appropriate medical therapy, as physicians currently rely solely on the psychological and behavioral criteria to diagnose ADHD.

     In January 2000, we finalized the clinical trial program, and announced that we expect to initiate a Phase II trial at the end of the first quarter of 2000. Our plans were finalized after discussing with the FDA the appropriate structure for the Phase II and III clinical trials. We plan to perform a 40 subject Phase II trial in adults in order to expand the database on normal individuals and to elaborate on the findings obtained to date. If successful, we plan to proceed with two parallel Phase III studies in adults 20 - 40 years of age. Upon obtaining successful results of these trials, we intend to file for marketing approval for Altropane to diagnose ADHD in adults. Upon completion of these parallel adult trials, in line with guidance from the FDA, we plan to initiate a comprehensive Phase III study in children in order to expand the indication for this diagnostic to serve the millions of schoolchildren for whom the diagnosis of ADHD is often a perplexing issue for doctors, educators and parents. We hope to obtain a Fast Track designation from the FDA for Altropane in the ADHD indication based on `unmet medical need', since there is presently no objective biologic test for ADHD available.

  Market Potential

     We believe that the total market prospects for Altropane in both PD and ADHD are substantial. It is estimated that 250,000 individuals per year present to their physician with new, undiagnosed movement disorders, and are therefore candidates for an Altropane scan to diagnose or rule-out early Parkinson's Disease. In the far larger ADHD market, a conservatively estimated 1.5 million adults between the ages of 20 to 40 are tentatively diagnosed with ADHD. The most significant single market is, of course, the 5 million children who are categorized as having ADHD. The annual incidence (new cases) of ADHD in both adults and children is approximately 1.6 million. We believe that an effective diagnostic for ADHD will provide a much-needed objective basis for therapeutic intervention with drugs such as Ritalin(R). Totaling the use of Altropane for both PD and ADHD indications, this imaging agent has the potential, if approved, to become one of the largest selling radiopharmaceuticals ever developed. Our preliminary projections point toward a combined potential of 300,000 to 500,000 scans per year.

PRINCIPAL PRECLINICAL DEVELOPMENT PROGRAMS

     1.  Troponin

     Angiogenesis, the formation of new blood vessels, plays an important role in the growth and spread of cancer throughout the body. Experimental and clinical evidence strongly suggests that the inhibition of angiogenesis could potentially offer a general therapeutic approach to the prevention or treatment of all solid tumor metastases. This approach is independent of tumor type since it targets only proliferating blood vessel cells, and if the anti-angiogenic agent is specific to endothelial (blood vessel) cells, it is also theoretically nontoxic since angiogenesis does not take place under normal circumstances. In addition to the treatment of cancer, the anti-angiogenic approach appears to have significant potential for the treatment of eye diseases that are associated with abnormal retinal angiogenesis. Two of these diseases, Macular Degeneration and Diabetic Retinopathy, are the major causes of blindness in developed countries.

     Our anti-angiogenic agent, Troponin I was discovered to be present in cartilage (a tissue devoid of blood vessels) by scientists at Children's Hospital in Boston, and found to have extremely strong anti-angiogenic activity, both in vitro and in vivo. Recombinant Troponin I has been shown to inhibit lung metastases in animals at doses that by extrapolation to the human equivalent appears to yield a convenient clinical dosing regimen. The scientific basis for the Company's development of Troponin was published in the March 16, 1999 edition of the Proceedings of the National Academy of Sciences ("PNAS"). We own the exclusive license to the recently issued (November 1998) U.S. patent for the use of Troponin I to treat a broad spectrum of angiogenic diseases including solid tumors, eye diseases, atherosclerosis, hypertrophic scarring (including in the spinal cord), arthritis and psoriasis. A second patent, covering pharmaceutical compositions of Troponin, was subsequently issued to us (March 2000) which significantly strengthens our proprietary position regarding the use of this natural compound.

     In August 1999, we announced that in the course of our continued development work on Troponin I, our collaborating scientists at Children's Hospital had identified and purified a fragment, or analogue, of Troponin I that accounted for all of the biologic activity of the native Troponin I. This fragment (designated BLS 0597), containing the C-terminal half of the molecule, had approximately 10 times the in vitro activity of the parent molecule, was 10 times more soluble, and was easily purified in the laboratory in its active configuration. A "Composition of Matter" patent covering BLS 0597 and other fragments of Troponin was also filed. We view this as a second-generation product with many potential benefits. If the results of our in vivo testing of BLS 0597 continue to exceed results obtained for whole Troponin, BLS 0597 could evolve as our lead clinical and commercial formulation. The potential advantages for BLS 0597 include dose reduction, ease of manufacturing, and enhanced patient compliance.

     We hope to initiate Phase I/II studies in breast cancer and sarcomas (including melanoma) in the second half of 2000, although there can be no assurances that we can meet this timetable. Our parallel pre-clinical studies with BLS 0597 should not significantly affect that schedule. Our decision to include patients with sarcoma to the breast cancer study was based on the experimental results already published in PNAS, as well as an additional study in animals injected with a sarcoma (an inherently aggressive type of cancer). In that study, total volume of metastases from sarcoma was reduced from approximately 169 cubic millimeters to less than 9 cubic millimeters in mice treated twice weekly with 0.25 milligrams of Troponin for 28 days.

     2. Axogenesis Factor 1 (AF-1) and Inosine

     Axogenesis Factor 1 (AF-1) and Inosine are nerve growth factors which specifically promote axon outgrowth in central nervous system (CNS) cells. Since axons form the connections between cells of the CNS (brain and spinal cord), we believe that AF-1 and Inosine could provide a means to regenerate those connections following CNS damage suffered in stroke or spinal cord injury. We believe that these compounds have the potential to treat other acute and chronic degenerative CNS disorders, such as stroke, Parkinson's Disease, and Alzheimer's.

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

     Some of the important findings concerning the regulation of axon growth in CNS nerve cells that were generated by our collaborating researchers were initially announced in 1998. These discoveries were presented at the annual meeting of the Society for Neuroscience and were published in The Journal of Biological Chemistry in a paper which described the intracellular pathway that may control axon growth in all nerve cells.

     In November 1999, we announced that our collaborating scientists at Children's Hospital, Boston, had reported in The Proceedings of the National Academy of Sciences (PNAS) that Inosine had stimulated axon collateral growth in an animal model that has many features in common with spinal cord injury in humans. In this model, one side of the corticospinal tract in rats was severed as it courses through the brainstem. Inosine was then infused directly into the motor cortex of the brain, the site of origin for those axons descending into the non-injured side of the corticospinal tract. After 14 days of treatment, newly grown axon branches were traced by injecting a dye into the treated nerve cells in the cortex. Animals were then sacrificed and the spinal cord examined for histologic evidence of new axon growth. Almost all of the treated animals showed signs of extensive collateral sprouting of axons from the uninjured to the injured side of the corticospinal tract reaching below the level of the hemi-transection. These new axonal branches then continued to descend down the injured side of the corticospinal tract, effectively replacing severed axons with new ones. These axons were found to enter the gray matter of the spinal cord in a normal fashion. The number of collateral (new) axons ranged up to 2500 per treated animal, compared to 28-170 axons seen in control animals. We believe that this was the first published study demonstrating that the corticospinal tract can be extensively reconstituted following experimental injury. Similar results were subsequently obtained using AF-1. Since corticospinal tract regeneration is an absolute prerequisite for obtaining functional recovery after spinal injury in humans, we believe that these published results demonstrate that we are in the forefront in the search for potentially important therapeutic agents for spinal cord injury.

     In January 2000, we announced that our collaborating scientists had identified a previously unknown biological pathway for the stimulation of optic nerve regeneration, which we believe will greatly enhance the development of AF-1 and Inosine. These findings have been accepted for publication in a premier neurological journal. The discovery of this novel pathway (included in the pending patent rights licensed to us through our CNS research program) impacts specifically on potential ophthalmic applications. Consequently, therapeutic treatment for glaucoma is now encompassed within the possible uses of AF-1 and Inosine.

     In February 2000, we announced that our collaborating scientists had isolated the molecular target of AF-1 and Inosine. This target appears to be an enzyme within CNS neurons that specifically controls axon growth of all CNS nerve cells, whether in the brain or in the spinal cord. Activation of this enzyme by Inosine and AF-1 is apparently sufficient to overwhelm the natural inhibitory factor(s) such as Nogo that ordinarily prevent nerve regeneration in the CNS. We believe that the identification of this control enzyme represents a critical breakthrough in our understanding of the mechanisms underlying CNS nerve regeneration. As documented in the PNAS article, stimulation of this enzyme by Inosine appears to be far more effective in stimulating axon growth in the motor tracts of the spinal cord following experimental injury than the use of antibodies to counteract the natural axon growth inhibitor, Nogo. Direct comparison of our PNAS data with that published for experiments using antibodies to Nogo (Journal of Neuroscience) demonstrates at least a ten-fold increase in the amount of axon growth produced utilizing Inosine compared to that achieved through the previously reported use of antibodies to Nogo. Based on these and other published data, we believe that administration of Inosine and AF-1 currently appears to offer the most promising potential approach yet reported in the effort directed at overcoming the long-recognized natural inhibition to nerve regeneration in the CNS. We believe that these findings may imply an important clinical advantage for AF-1 and Inosine since they appear to activate this pivotal enzyme to stimulate axon regeneration.

     We have initiated the early preclinical studies necessary for the eventual filing of an IND, and hope to bring either Inosine or AF1 (or both) into human clinical testing in 2001.

          3. C-MAF

          In June 1996, we acquired the rights to a transcription factor called C-MAF which has been shown, in preclinical in vitro tests, to regulate the switching of T helper 1 (Th1) cells into T helper 2 (Th2) cells. We believe that the ability to switch Th1 cells into Th2 cells (and vice versa) may be significant in the treatment of autoimmune diseases and allergies.

          The discovery of and potential role for this factor was the subject of a lead article in the June 28, 1996 edition of Cell. When C-MAF was inserted into Th1 cells, they transformed themselves into Th2 cells. Our collaborating scientists have since accomplished the stable transfection of a large proportion of T cells in culture, which is the first step in creating a gene therapy product for clinical use. In a "Proof of Principle" experiment, C-MAF was inserted into a fertilized mouse egg. The T cells of the fully developed animal all appeared to be of the Th2 subtype, thereby providing evidence that one can transform an animal's T cells in vivo. In addition, our collaborating scientists believe that they have identified the C-MAF promoter, which could represent an ideal target for the development for small molecule inhibition of the allergic/autoimmune response. A product based upon a successful program in this area would potentially address a large cross-section of autoimmune and allergic diseases.

          In addition to C-MAF, a second factor, called NIP-45, has been discovered which appears to synergize with C-MAF and other factors to significantly boost transcription of the IL4 gene in Th2 cells. Thus, a gene therapy strategy focused on either inserting C-MAF alone, or C-MAF together with NIP-45, could potentially lead to the development of a therapeutic product for the treatment of severe autoimmune diseases, although results to date are preliminary.

          This approach to a treatment for allergies requires the development of an inhibitor to C-MAF, NIP-45, or both, in order to decrease the number of Th2 cells and to restore the proper balance between the numbers of Th1 and Th2 cells at the site of inflammation. In the case of asthma and hay fever, the optimal formulation would be a small molecule that could be delivered via aerosol to the lung where it would be incorporated into the Th2 cells surrounding the bronchi. Our strategy for the commercialization of this technology is to collaborate with a corporate partner in the discovery and clinical development of such a small molecule inhibitor utilizing the basic research and screening techniques developed by our research program.

     In September 1999 we announced that we had entered into a development and licensing agreement with Pfizer, Inc. to further develop a major sector of the C-Maf technology. Under the terms of the agreement (which includes a transfer of the technology to Pfizer), Pfizer will screen its small molecule collection for potential inhibitors of C-Maf, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. We received an initial payment and will also receive royalties on eventual sales of any product derived from the development effort.

     4. Fusion Toxins

     In September 1999, we finalized an agreement with MTR Technologies, Inc. ("MTR") under which we obtained an option to acquire the exclusive worldwide licensing rights to a broad-based technology covering fusion toxins for the treatment of a wide variety of solid tumors, as well as Multiple Sclerosis (MS) and allergies. These novel genetically engineered fusion toxins consist of a targeting molecule linked at the genetic level to a cell-killing toxin. In the case of cancer, the targeting molecule binds to its receptor on the cancer cell, the fusion toxin is then internalized, and the toxin destroys the cell. The technology was invented by scientists at Hadassah Medical School of the Hebrew University in Jerusalem, and was initially licensed to MTR by Yissum Research Development Company of the Hebrew University in Jerusalem ("Yissum"). The option expires in May 2000, during which period we will complete certain pre-clinical studies to determine whether we want to acquire the licensed rights to the technology.

     In January 2000, we announced that the anti-cancer fusion toxin had significantly inhibited experimental colon cancer growth in a well-recognized animal model. The fusion toxin, comprised of an antigen-specific targeting molecule coupled to a bacterial-derived cell killing toxin, is similar in concept to a monoclonal antibody (Mab) in that it targets a specific antigen present on a tumor cell's surface. In the case of this fusion toxin, the targeting molecule is an analogue of Gonadotropin-releasing Hormone (GnRH) that specifically targets and binds to the GnRH receptors that are present on approximately 70% of adenocarcinomas which account for approximately 70% of all solid tumors, including those of the colon, prostate and breast. Following internalization by the tumor cell of the GnRH analogue, the bacterial toxin attached to the GnRH targeting molecule is released into the cancer cell, resulting in cell death. The targeting and cell killing ability of the fusion toxin appears to be as efficient as that achieved by highly specific monoclonal antibodies. In this model designed to simulate very rapid cancer growth, human colon cancer cells were injected into nude mice and, after 5 days to allow for the cells to develop into a solid tumor, the mice were treated with the GnRH fusion toxin 4 times per day for 10 days. There was no apparent undesirable toxicity seen in any of the animals. After 18 days of growth, the tumors were removed and measured. The growth of the tumors in treated animals was suppressed approximately 80% compared to the growth of tumors in the control animals.

     5. Parkinson's Disease Therapeutic

     In June 1999, we acquired the licensing rights to a new therapeutic compound, tentatively named BLS O-1369, from the same collaborating scientists who developed Altropane. We believe that this compound represents a novel and promising approach to the treatment of Parkinson's Disease (PD). Given the growing depth of our experience in the CNS area, our ultimate goal is to provide both reliable diagnosis and effective new therapies for PD, ADHD and other CNS disorders.

     In February 2000, we announced preliminary results of a primate study which demonstrated that BLS O-1369 significantly improved the symptoms of experimental PD. In these studies, monkeys with mild to moderate PD were injected with either placebo or BLS O-1369. Movement was scored using vests containing computer chips to quantify the gross movements of the animals. Prior to treatment, the monkeys had extremely low scores due to the rigidity of the induced PD. However, within one hour of drug injection, movement scores increased to normal. The animals exhibited quantitative and qualitative normal movement for up to 8 hours post-injection, and then reverted to their former rigidity. We will be testing this compound more extensively in PD and will be submitting the definitive results for publication following the completion of dose-optimization studies.

OTHER PRODUCTS
---------------

     Therafectin(R)

     Therafectin is a synthetic molecule developed for the treatment of Rheumatoid Arthritis which affects approximately 2.5 million individuals in the U.S. It is estimated that the total U.S. market for Rheumatoid Arthritis drug sales is over $3 billion per year. Therafectin has undergone extensive preclinical and clinical testing in which the molecule has been demonstrated to be safe and well-tolerated. Our 20 week, double-blind, placebo-controlled Phase III trial included approximately 220 patients, and was conducted at 25 centers across the United States. Our trial was completed in August 1997, and on September 30, 1997, we announced that a preliminary analysis of the results did not demonstrate a statistically significant difference between Therafectin and placebo in the percentage of patients achieving "Therapeutic Success". However, upon complete evaluation of the trial data using more modern performance criteria such as Paulus and ACR, Therafectin showed a statistically significant improvement compared to placebo. Consistent with the previously established excellent safety profile of Therafectin, there were no significant adverse events attributable to Therafectin during the course of the study. Based on these results, we convened an advisory panel of clinical rheumatologists to seek input and advice regarding our next course of action.

     In January 1998, following the recommendation of the panel, we announced our plans to seek marketing approval for Therafectin based upon the cumulative data obtained from the trial, and the overall opinion of the advisory panel that the cumulative safety and efficacy data on Therafectin justified its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. During 1998, we concluded agreements for drug substance and tablet manufacturing, and commercial quantities of finished tablets were manufactured and the related data was submitted to the FDA during 1999. In December 1999, we announced that we would be meeting with the FDA during the first quarter of 2000 to informally discuss our application for the approval of Therafectin. The Agency granted the meeting following its submission of a letter wherein it informed us that our most recent trial for Therafectin had not provided sufficient evidence of a statistically significant treatment effect and that it consequently would not approve the drug at this time. We met with the FDA in late March, at which time the Agency expressed the view that Therafectin was not approvable on the successful Paulus results since that criteria had not been originally selected before the trial commenced. The agency suggested that we complete another clinical trial utilizing the Paulus or ACR criteria and resubmit. We continue to believe that the established excellent safety profile of Therafectin, combined with its apparent efficacy for certain patients, justifies its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. However, we do not plan to commit substantial additional financial resources on the development of Therafectin.

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

FORWARD-LOOKING STATEMENTS

  This Item and other Items in this report contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. This information includes statements on the prospects for our pharmaceutical development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to the our technologies and product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as "believe," "expect," "may," "will," "should," "seeks," "plans," "schedule to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. We caution investors that such forward-looking statements are not guarantees of future performance, and that known and unknown risks, uncertainties and other factors, including those risks factors identified below, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may cause actual results to differ materially from those forward-looking statements. In addition, we caution you that forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them, even if our experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

RISK FACTORS AND OTHER INFORMATION

WE ARE A DEVELOPMENT STAGE COMPANY, WE HAVE ALWAYS HAD LOSSES FROM OUR OPERATIONS AND WE EXPECT FUTURE LOSSES.

     We are a development stage company and have always had losses from our operations. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next eighteen months, and probably longer. There can be no guarantee that we will ever generate revenues or operating profits, or that if we do generate revenues or operating profits, that we will be able to continue to do so.

     As of December 31, 1999, we have incurred total net losses since inception of approximately $54 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, and other technologies (which we collectively refer to in this prospectus as our "technologies"), general and administrative expenses and costs
related to obtaining and protecting patents.   We expect to incur significant
operating losses for at least the next eighteen months, and probably longer, and to generate little if any revenue from product sales during that time, primarily due to the continued expenditures necessary to support progress of our research and development programs, including preclinical studies and clinical trials, and costs associated with making and selling our products.

     Our ability to generate revenue and operating income in the future will depend on many factors including:

        . Successfully completing the research and development of our technologies;

        . Protecting our patent and other intellectual rights, as well as the ability of our licensors and collaborators to protect their patent and other intellectual rights;

        .  The time, cost, and effort required to obtain regulatory approvals;

        . Establishing collaborative arrangements for manufacturing, sales and marketing capabilities for any of our products;

        .  Competing technologies and market developments; and

        . Manufacturing costs and the market acceptance of our products at prices sufficient to generate adequate profits.

WE WILL LIKELY REQUIRE ADDITIONAL FUNDING IN THE FUTURE IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS AS CURRENTLY CONDUCTED. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE MAY NEED TO SIGNIFICANTLY REDUCE OR EVEN CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR WE MAY BE REQUIRED TO OBTAIN FUNDS THROUGH ARRANGEMENTS WITH OTHERS THAT MAY REQUIRE US TO SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES.

     We spend a significant amount for research and development, including preclinical studies and clinical trials of our technologies. We expect that our current cash, cash equivalents and investment balances will be sufficient to fund our capital requirements through at least the next eighteen months. Thereafter, we may need to raise substantial additional capital if we are unable to generate sufficient revenue from product sales or through collaborative arrangements with third parties. To date, we have always experienced negative cash flows from operations and have funded our operations primarily from equity financings. If adequate funds are not readily available, we may need to significantly reduce or even cease one or more of our research or development programs. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity financing, the terms of such financing will have the effect of diluting the holdings and the rights of our common stockholders.

     Our capital requirements will depend on many factors, including:

        . The progress of our research and development activities and our clinical trials, and the degree to which we encounter the problems, delays, and other complications frequently experienced by development stage biotechnology companies.

        . Our ability to meet the terms of any current collaborative research, manufacturing, marketing or other agreements, and to successfully negotiate economically feasible, and meet the terms of, future agreements.

        . The cost and timing of, and success in, obtaining FDA and other regulatory approvals of our products;

        . The cost of protecting our patent claims and other intellectual property rights; and

        . Changes in economic, regulatory or competitive conditions of the pharmaceutical and biotechnology industry.

     Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.

IF WE ARE UNABLE TO SECURE ADEQUATE PATENT PROTECTION FOR OUR TECHNOLOGIES, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AS A BIOTECHNOLOGY COMPANY.

     At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in the Company's primary scientific areas of research and development including arthritis, cancer, and autoimmune diseases and allergies. Such competitors will seek patent protection for their technologies and such patent applications or rights might conflict with or infringe upon the patent protection coverage that we are seeking for our technologies. If we do not obtain patent protection for our technologies, our ability to compete and business prospects may be significantly and negatively affected. Further, even if patents can be obtained, there can be no guarantee that these patents will provide us with any competitive advantage.

     Our patent strategy is to pursue patent protection, in the U.S. and in most developed countries, for our technologies. Our goal is to obtain broad patent protection for our technologies and their related medical indications. The patent application and issuance process generally takes several years and is usually very expensive without any guarantee that a patent will be issued. In many cases, our know-how and technology may not be patentable. Risks associated with protecting our patent and proprietary rights include the following:

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

        . Patent law in the fields of healthcare and biotechnology is still evolving. Future changes in patent laws might conflict with our existing or future patent rights, or the rights of others.

        . We also rely on trade secrets and proprietary know-how. We seek to protect this information primarily through confidentiality agreements with our collaborators, employees and consultants, but there can be no guarantee that these agreements will not be breached or that we will have adequate remedies for such breach .

        . If consultants, scientific advisors, or other third parties apply technological information which they have developed separate from us to our technologies, there may be disputes as to the ownership of such information which may not be resolved in our favor.

IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH HARVARD UNIVERSITY AND ITS AFFILIATES, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM, AND MOST OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES WERE PERFORMED BY, HARVARD UNIVERSITY AND ITS AFFILIATES.

     Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, we have always outsourced all of our research and development, preclinical and clinical activities. Specifically, we have been heavily dependent on one such relationship because substantially all of our technologies were licensed from, and most of our research and development activities were performed by, Harvard University and its affiliates. Now that most of our early-stage research at Harvard has yielded an identified product in each area of research, we have begun and expect to continue to conduct much of our later stage development work and all of our formal preclinical and clinical programs outside of Harvard. Nevertheless, the originating scientists still play important advisory roles.

     Universities and other not-for-profit research institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. Currently, an important aspect of future new product identification and early development is likely to depend upon:

        . Our ability to obtain and maintain licenses for new technologies from Harvard and its affiliates; and

        . Harvard and its affiliates continuing to perform early-stage research and development work under sponsored research agreements with us.

     There can be no guarantee that we will be able to obtain new technologies from Harvard and its affiliates or that we can continue to meet our obligations under existing arrangements. Each of our collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with Harvard and its Affiliates. In addition, we may enter into consulting, advisory, and related arrangements with other scientific, research and development professionals whom we believe can assist us in the development of our technologies. A summary of the principal scientific, research and development professionals associated with the Company, and a composite of their professional background and affiliations is as follows:

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

     ALEXANDER M. KLIBANOV, PH.D., Professor of Chemistry, Massachusetts Institute of Technology

     ROBERT S. LANGER, SC.D. Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology

     BERTHA K. MADRAS, PH.D., Associate Professor of Psychobiology, Harvard Medical School

     PETER MELTZER, PH.D., President, Organix, Inc., Woburn, MA

     VLADIMIR TORCHILIN, PH.D., Head of the Chemistry Program, Center for Imaging and Pharmaceutical Research and Associate Professor of Radiology, Harvard Medical School


IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.

     Our success depends significantly upon our ability to attract and retain highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. As an example, Marc E. Lanser, our Chief Scientific Officer, was formerly on the staff of, and maintains close affiliations with Harvard Medical School and its affiliates. Substantially all of our technologies were licensed from Harvard. Our past ability to secure these licenses and to enter into sponsored research and development agreements with Harvard was enhanced by Dr. Lanser's affiliations and familiarity with the Harvard Medical School and its affiliates.

     We currently outsource all our research and development, preclinical and clinical activities. If we decide to undertake internally the research and development of any of our technologies, we may need to hire additional key management and scientific personnel to assist the limited number of employees that we currently employ. There is significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. If we fail to attract such personnel, it could have a significant negative effect on our ability to develop our technologies. There can be no guarantee that we will be successful in hiring or retaining the personnel that may be required for such activities in the future.

IF WE ARE UNABLE TO ESTABLISH, MAINTAIN AND RELY ON NEW COLLABORATIVE RELATIONSHIPS, THEN WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND COMMERCIALIZE OUR TECHNOLOGIES.

     To date, our operations have primarily focused on the pre-clinical development of most of our technologies, as well as the completion of clinical trials for two of our technologies. During the next eighteen months, we currently expect that the continued development of our technologies will result in the initiation of additional clinical trials, and if regulatory approval is obtained, the market introductions of the two technologies for which clinical trials are currently in process or have been completed. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. There is no certainty that:

        . We will be able to enter into such collaborations on economically feasible and otherwise acceptable terms and conditions.

        . That such collaborations will not require us to undertake substantial additional obligations or may require us to devote additional resources beyond those we have identified at present.

        . That any of our collaborators will not breach or terminate their agreement with us or otherwise fail to conduct their activities on time, thereby delaying the development or commercialization of the technology for which the parties are collaborating.

     The parties will not dispute the ownership rights to any technologies developed under such collaborations.

     If we are not able to establish or maintain the necessary collaborative arrangements, we will need more money to research and develop technologies on our own and we may encounter delays in introducing our products.

BECAUSE THE CURRENT ENVIRONMENT OF RAPID TECHNOLOGICAL CHANGE REQUIRES SIGNIFICANT FINANCIAL, TECHNICAL AND MARKETING RESOURCES TO SUCCESSFULLY DEVELOP AND MARKET PRODUCTS, SOME OF OUR COMPETITORS MAY HAVE AN ADVANTAGE IN DEVELOPING AND MARKETING PRODUCTS.

     The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for diseases for which we are trying to develop products, including rheumatoid arthritis, cancer, Parkinson's Disease, central nervous system disorders and autoimmune diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. There can be no assurance that we will be able to keep pace with any new technological developments. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology industry as well as our ability to successfully compete include:

        . Many of our potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining Food and Drug Administration ("FDA") and other regulatory approvals of products.

        . We compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than ours;

        . Companies with established positions and prior experience in the pharmaceutical industry may be better able to develop and market products for the treatment of those diseases for which we are trying to develop products;

IF OUR TECHNOLOGIES ARE UNABLE TO SUCCESSFULLY COMPLETE, OR ARE ADVERSELY EFFECTED BY, THE EXTENSIVE REGULATORY PROCESS, THEN WE MAY NOT BE ABLE TO MARKET OUR PRODUCTS AND TECHNOLOGIES.

     Our technologies must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficiency before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. In the biotechnology industry, it is generally accepted that less than 10 percent of the technologies for which preclinical efforts are initiated ultimately result in an approved product. The clinical trial and regulatory approval process can require many years and substantial cost, and there can be no guarantee that our efforts will result in an approved product.

     Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates pharmaceutical products,
including their manufacture and labeling.   Data obtained from testing is
subject to varying interpretations which can delay, limit or prevent FDA approval. Risks associated with the regulatory approval process include:

        . Changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control or inadequate experience to assess their full impact upon our business.

        . Obtaining FDA clearances is time-consuming and expensive, and there is no guarantee that such clearances will be granted or that the FDA review process will not involve delays that significantly and negatively affect our products. We may encounter similar delays in foreign countries.

        . Regulatory clearances may have significant limitations on the uses for which any approved products may be marketed.

        . Any marketed product and its manufacturer are subject to periodic review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals.

IF ANY OF OUR PRODUCTS ARE APPROVED AND ENTER THE MARKET, THEY MAY NOT BE ACCEPTED BY PHYSICIANS AND PATIENTS IF ADEQUATE INSURANCE COVERAGE AND REIMBURSEMENT LEVELS AREN'T AVAILABLE FOR THEM.


     Substantially all biotechnology products are distributed to patients by physicians and hospitals, and in most cases, such patients rely on insurance coverage and reimbursement to pay for some or all of the cost of the product. In recent years, the continuing efforts of government and third party payers to contain or reduce health care costs have limited, and in certain cases prevented, physicians and patients from receiving insurance coverage and reimbursement for medical products, especially newer technologies. Our ability to generate adequate revenues and operating profits could be adversely affected if such limitations or restrictions are placed on the sale of our products. Specific risks associated with medical insurance coverage and reimbursement include:

        . Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services.

        . There can be no guarantee that adequate insurance coverage will be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our cost for developing these technologies. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected.

        . Health maintenance organizations and other managed care companies may seek to negotiate substantial volume discounts for the sale of our products to their members thereby reducing our profit margins.

     In recent years, bills proposing comprehensive health care reform have been introduced in Congress that would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. There can be no guarantee that such proposals will not negatively affect us. It is uncertain if any legislative proposals will be adopted and how federal, state or private payers for health care goods and services will respond to any health care reforms.


WE HAVE NO MANUFACTURING FACILITIES OR MARKETING EXPERIENCE AND EXPECT TO BE DEPENDENT UPON THIRD PARTIES TO MANUFACTURE AND MARKET APPROVED PRODUCTS.

     We currently have no manufacturing facilities for either clinical trial or commercial quantities of any of our technologies and currently have no plans to obtain them. To date, we have obtained the limited amount of quantities required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale.

     We will depend upon third parties to produce and deliver products in accordance with all FDA and other governmental regulations. There can be no guarantee that such parties will consistently perform their obligations in a timely fashion and in accordance with the applicable regulations. There can be no guarantee that we will be able to contract with manufacturers who can fulfill our requirements for quality, quantity and timeliness, or that we would be able to find substitute manufacturers, if necessary. The failure by any third party to perform their obligations may delay clinical trials, the commercialization of products, and the ability to supply product for sale.

     We do not have any experience in marketing pharmaceutical products. In order to earn a profit on any future product, we will be required to either enter into arrangements with third parties with respect to marketing the products or internally develop such marketing capability. There can be no assurance that we will be able to enter into marketing agreements with others on acceptable terms, or that we can successfully develop such capability on our own.

WE HAVE OPTIONS, WARRANTS, PREFERRED STOCK AND CONVERTIBLE DEBENTURES OUTSTANDING WHICH, WHEN EXERCISED OR CONVERTED, MAY CAUSE DILUTION TO OUR STOCKHOLDERS.

     As of December 31, 1999, we have stock options and warrants outstanding to purchase approximately 6.7 million shares of our common stock at exercise prices ranging from $0.63-$15.00 per share. Many of these previously granted options and warrants were issued at exercise prices below the current market price of the common stock. As of December 31, 1999, we also have outstanding $8,000,000 of convertible debentures convertible into 1,523,810 shares of our common stock at a conversion price of $5.25. In addition, as of December 31, 1999, we have 4,983 and 53,669 outstanding shares of Series A convertible preferred stock and Series C convertible preferred stock, respectively, which are currently convertible into 87,390 and 268,345 shares of common stock, respectively. The exercise price of our Class A and Class B warrants and the conversion price of our convertible debentures contain provisions that will decrease the exercise price and conversion price of these instruments if we issue stock at a price below the conversion price of the convertible debentures or exercise price of certain of our warrants, with some limited exceptions. In addition, there could be a reduction of the conversion price of the convertible debentures and the exercise price of certain warrants, subject to certain floors and other limitations, on each of the first and second anniversaries of the transaction if the market price of our common stock is less than the conversion or exercise price on such dates. These adjustments to the exercise price of such warrants and the conversion price of the convertible debentures could require us to issue more shares of common stock on exercise or conversion than we currently anticipate. The exercise of our stock options and warrants and the conversion of our convertible debentures and preferred stock will dilute the percentage ownership interest of our current stockholders. In addition, the terms upon which we would be able to obtain additional money through the sale of our stock may be negatively affected by the existence of these warrants, options, convertible debentures and preferred stock because new investors may be concerned about the impact upon the future market price of the stock if these warrants, options, debentures and preferred stock were consistently exercised or converted and the underlying stock sold.

THE FLOATING CONVERSION AND EXERCISE PRICES OF OUR CONVERTIBLE DEBENTURES AND CERTAIN OF OUR WARRANTS COULD MOTIVATE THE HOLDERS OF THESE INSTRUMENTS TO SELL OUR COMMON STOCK SHORT IN THE PUBLIC MARKET, WHICH COULD NEGATIVELY EFFECT OUR STOCK PRICE.

  Our convertible debentures and certain of our warrants contain provisions that could decrease the conversion price and exercise price of these instruments if our common stock price is less than the conversion price of the debentures and exercise prices of the warrants on the first and second anniversary of the issuance of these instruments, or if we issue stock at a price below the conversion or exercise price of the debentures or warrants. These provisions could motivate the holders of these instruments, to sell our common stock short in the public market, which could negatively effect our stock price. Although a securities purchase agreement between us and the holders of these instruments prohibits them from selling our common stock short unless they convert the debentures into common stock within seven days of initiating such short sale, we cannot be certain that the holders of these instruments will honor this contractual obligation, or that we will have an adequate remedy if they breach this obligation.

THE PRICE CHANGES AND VOLATILITY OF OUR STOCK IS OFTEN UNRELATED TO OUR OPERATING PERFORMANCE OR BUSINESS DEVELOPMENTS.

     Historically, the trading volume of our common stock has fluctuated significantly. At times our trading volume has been significant while at other times our trading volume has been relatively low. The price changes and volatility of our stock often appears to be unrelated to our operating performance or business developments. Factors which may have a significant effect on the market price of our common stock include:

        . the discovery of new technologies by competitors in fields in which we are developing products;

        . the results of clinical trials, whether our own or those of competitors;

        .  FDA approval of new products;

        .  Proposed government regulations and

        .  Issues relating to patents or proprietary rights.

EMPLOYEES

     As of March 22, 2000, the Company employed 14 individuals full-time, of whom five hold Ph.D. and/or M.D. degrees. None of the Company's employees is covered by a collective bargaining agreement.

ITEM 2. PROPERTIES.

  The Company's administrative offices are located in Boston, Massachusetts. The lease on this 5,000 square foot facility expires in June 2002 and can be renewed by the Company for an additional three-year period. In addition, the Company has 4,000 square feet of warehouse space in Horsham, Pennsylvania. This lease terminates on March 31, 2001. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company builds its own laboratory space or undertakes manufacturing operations. The Company, however, has no present intention to develop such capabilities for its technologies.

ITEM 3. LEGAL PROCEEDINGS.

    The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to the vote of its security holders during the fourth quarter of 1999.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following is a list of the executive officers of the Company and their principal positions with the Company. Except for S. David Hillson, Esq. and Marc
E. Lanser, M.D., who are employed pursuant to employment agreements, each individual officer serves at the pleasure of the Board of Directors.

Name                                        Age                                  Position
-----------------------------------------  -----       -------------------------------------------------------------
S. David Hillson, Esq.  .                     60       Chairman of the Board of Directors, President
                                                       And Chief Executive Officer
Marc E. Lanser, M.D.  .                       51       Executive Vice President and Chief Scientific Officer
Joseph Hernon, CPA  .                         40       Chief Financial Officer, Secretary

     S. DAVID HILLSON, ESQ. Mr. Hillson served as President, Chief Executive Officer and a member of the Board of Directors of Old BLSI from November 1994. Mr. Hillson has been President and Chief Executive Officer and a member of the Board since the Merger in June 1995. He also has served as Chairman of the Board of Directors since September 1996. Prior to his responsibilities at Old BLSI, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross, Incorporated in the research and investment banking divisions from January to November 1994 and was the Senior Managing Director, investment banking, at The Stamford Company in New York City from November 1992 to January 1994. Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities from October 1990 until October 1992. Earlier in his 15-year career as an investment manager, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton from 1983 to 1990, where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. Prior to his fund management responsibilities, he was the Chairman of the Equity Committee for Hutton Investment Management (1976- 1982). He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

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

     JOSEPH P. HERNON, CPA. Mr. Hernon has been Chief Financial Officer since August 1996, and Secretary since 1998. Prior to joining the Company, Mr. Hernon was a Business Assurance Manager at Coopers & Lybrand where he was employed from January 1987 to August 1996. Mr. Hernon holds a Masters of Science in Accountancy from Bentley College and a Bachelor of Science in Business Administration from the University of Lowell.


                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol BLSI. The following table sets forth the high and low sale prices for the Company's Common Stock by quarter for 1999 and 1998, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

                                                                                                    High         LOW
                                                                                                 -----------  ----------
1999
         First Quarter  .....................................................................       $ 10 3/4    $  3 1/4
         Second Quarter  ....................................................................         8 3/32       5 1/4
         Third Quarter  .....................................................................        6 11/16       3 5/8
         Fourth Quarter  ....................................................................          5 1/8       3 1/4
1998
         First Quarter  .....................................................................       $ 2 7/16    $1 11/16
         Second Quarter  ....................................................................        8 15/16     1 31/32
         Third Quarter  .....................................................................          4 5/8      1  3/4
         Fourth Quarter  ....................................................................         4 1/32     4 25/32

     On March 22, 2000, the closing sales price for the Common Stock was $9 3/4 per share. The number of stockholders of record of Common Stock on March 22, 2000 was approximately 6,700. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

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

                                                                                        YEAR ENDED
                                                        ---------------------------------------------------------------------------
                                                         DECEMBER 31,     DECEMBER 31,  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            1995             1996          1997           1998           1999
                                                        ---------------------------------------------------------------------------


Statement of Operations Data
  Revenues  .......................................... $     416,940   $   200,000       $    83,060    $        --   $     200,000

  Operating expenses  ................................    13,462,322     7,047,399         9,202,664      7,682,406      14,556,251

  Net loss  ..........................................   (14,149,151)   (5,996,147)       (7,974,016)    (6,897,024)    (13,964,484)
  Preferred stock preferences and other...............            --   (34,387,953)               --             --      (5,366,054)
  Net loss available to common shareholders...........   (14,149,151)  (40,384,100)       (7,974,016)    (6,897,024)    (19,330,538)

  Basic and diluted net loss per share  ..............   $     (2.23)  $     (0.61)      $     (0.64)   $     (0.52)  $       (0.95)
   Per share effect of preferred stock preferences
    and other.........................................           --          (3.48)               --             --           (0.36)
                                                         -----------   -----------       -----------    -----------    ------------
   Basic and diluted net loss available to
      common shareholders.............................   $     (2.23)  $     (4.09)      $     (0.64)   $     (0.52)  $       (1.31)

  Weighted average number of shares outstanding  .....     6,347,993     9,880,222        12,378,219     13,138,862       14,731,149

                                                         DECEMBER 31,
                                   1995         1996         1997          1998         1999
                                -----------  -----------  -----------  ------------  -----------
Balance Sheet Data
 Total assets  .................$6,585,101   $26,153,130  $18,578,969   $12,269,048  $16,072,212
 Working capital  ..............  (297,303)   20,383,735   12,718,875     6,744,226   13,746,718
 Long-term debt  ...............   658,735             0            0             0    4,647,192
 Stockholders' equity .......... 1,185,802    24,100,406   16,587,165    10,534,849    8,574,807



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) the results from the Phase III clinical trials for Altropane,
(ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration ("FDA") or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval of the amendment to the NDA for Therafectin, and to the commercial sale of any of the Company's proposed products, including Therafectin, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

RESULTS OF OPERATIONS

 Overview

     We are a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system (CNS) disorders and autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally a privately-held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the "Merger"). The publicly-held company survived the merger and changed its name to Boston Life Sciences, Inc. (the "Company"). However, all of the employees of the public company (other than a caretaker management) ceased employment six months prior to the merger, the company's facilities and equipment were sold, and all directors resigned effective with the merger, whereupon the management and directors of old BLSI assumed management of the Company. During the period from inception through December 31, 1999, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, activites related to the clinical trials of Theracfectin and our discussion with the FDA, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.


 YEAR ENDED DECEMBER 31, 1999 AND 1998

     The Company's net loss was $13,964,484 during the year ended December 31, 1999 as compared with $6,897,024 during the year ended December 31, 1998. Net loss per common share, excluding preferred stock preferences, totaled $0.95 per share during 1999 as compared with $0.52 per share during 1998. The higher net loss in 1999 is primarily related to increased research and development expenses, higher Therafectin related expenses including a $3.5 million non-cash charge recorded to write-off the Therafectin related intangible asset, and a $1,725,000 non-cash charge related to certain purchased in-process research and development.

     The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $5,366,054 totaled $19,330,538. Net loss per common share available to common stockholders for the year ended December 31, 1999, including $0.36 attributable to preferred stock preferences, totaled $1.31. In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million which is included in the preferred stock preferences. An additional $2.5 million of preferred stock preferences were recorded to accrete the Series C stock to redemption value. In addition, in November 1999, the Company extended an exchange offer to the Series C stockholders wherein it agreed to issue certain consideration for each share of Series C Stock converted into common stock. A charge of approximately $1.0 million, representing the fair value of the consideration issued, is also included in the preferred stock preferences.

     Revenue was $200,000 during the year ended December 31, 1999 as compared with zero during the year ended December 31, 1998. In September 1999, the Company announced that it had entered into a development and licensing agreement with a major pharmaceutical company to further develop a major sector of the Company's transcription factor technology. Under the terms of the agreement, the pharmaceutical company will screen its small molecule collection for potential inhibitors of the transcription factor, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. The Company will also receive royalties on eventual sales of any product derived from the development effort. The Company received a one-time payment upon the execution of the development and licensing agreement, which was recognized as revenue because the Company has no remaining performance obligations.

     Research and development expenses were $5,758,433 during the year ended December 31, 1999 as compared with $4,881,889 during the year ended December 31, 1998. The increase in 1999 principally related to the initiation and substantial completion of a 160 patient Phase III clinical trial. The majority of the Company's research and development expenses were, and will continue to be in 2000, sponsored research obligations paid to Harvard University and its affiliated hospitals.

     Licensing fees were zero during the year ended December 31, 1999 as compared with $80,000 during the year ended December 31, 1998. During 1998, the Company paid $40,000 to license two new technologies as compared to none in 1999. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. During 1998, the Company incurred a milestone obligation of $40,000 related to the development of one of its technologies. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements that may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin related expenses were $4,621,399 during the year ended December 31, 1999 as compared with $423,228 during the year ended December 31, 1998. Expenses incurred during 1998 were primarily associated with the preparation of the amendment to the previously filed NDA for Therafectin. Expenses incurred during 1999 included approximately $1 million related to the manufacture of commercial quantities of finished tablets as required to support our NDA filing, and a $3.5 million charge to write off a related intangible asset. In December 1999, the Company announced that it would be meeting with the Food & Drug Administration ("FDA") during the first quarter of 2000 to informally discuss its application for the approval of Therafectin. The Agency granted the meeting following its submission of a letter wherein it informed the Company that its most recent trial for Therafectin had not provided sufficient evidence of a statistically significant treatment effect and that it consequently would not approve the drug at this time. The Company met with the FDA in late March, at which time the agency expressed the view that Therafectin was not approvable based on the successful Paulus results because that criteria had not been originally selected before the trial commenced. The FDA suggested that the Company complete another clinical trial utilizing the Paulus or ACR criteria and resubmit. The

Company continues to believe that the established excellent safety profile of Therafectin, combined with its apparent efficacy for certain patients, justifies its use by clinicians looking for a safe alternative to other more toxic drugs now being used to treat Rheumatoid Arthritis. However, the Company does not plan to commit substantial additional financial resources on the development of Therafectin. As required under generally accepted accounting principles, the Company has evaluated whether a portion of the carrying value of the technology has been impaired by comparing anticipated undiscounted future net cash flows from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment include the expected cost to obtain product approval as well as the effects on expected product sales of competition, demand, and other economic factors. Based on the information currently available to the Company, and the indefinite plans with respect to Therafectin, the carrying value of the technology has been written down to zero by recording a non-cash charge of $3,500,000 which is included in the amount reported as Therafectin related expenses in the Consolidated Statement of Operations for the year ended December 31, 1999.

     General and administrative expenses were $2,451,419 during the year ended December 31, 1999 as compared with $2,297,289 during the year ended December 31, 1998. The increase in 1999 primarily related to higher professional services costs which were partially offset by the absence of non-cash charges related to certain changes in the provisions of the Company's stock option plans and the issuance of warrants to a financial advisor, both of which occurred in 1998.

     Purchased in-process research and development expenses were $1,725,000 during the year ended December 31, 1999 as compared with zero during the year ended December 31, 1998. In September 1999, the Company finalized an agreement with MTR Technologies, Inc. under which it obtained an option to acquire the licensing rights to certain technology. The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercise price of $4.25 per share as consideration for the option. The fair value of such consideration of $1,725,000 has been recognized as purchased in-process research and development in the Consolidated Statement of Operations for the year-ended December 31, 1999.

     Interest income was $837,525 during the year ended December 31, 1999 as compared with interest income of $785,382 during the year ended December 31, 1998. Average cash and investment balances during 1999 were higher in comparison to 1998 as the result of three private placements completed in 1999 which raised gross proceeds of $16.7 million. Interest expense totaled $445,758 in 1999 as compared to zero in 1998. In September 1999, the Company issued $8 million of 8% convertible debentures, and incurred $175,000 in interest on the 8% coupon and $247,192 in non-cash interest associated with the accretion of the discounted carrying value of the debentures.

     At December 31, 1999, the Company had net deferred tax assets of approximately $27.5 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development and Therafectin related expenses, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management believes that, at the present time, it is appropriate to conclude that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, has provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.


 YEAR ENDED DECEMBER 31, 1998 AND 1997

     The Company's net loss was $6,897,024 during the year ended December 31, 1998 as compared with $7,974,016 during the year ended December 31, 1997. Net loss per common share totaled $0.52 per share during 1998 as compared with $0.64 per share during 1997. The lower net loss in 1998 was primarily due to reduced costs associated with Therafectin. The Phase III clinical trial for Therafectin, which began in March 1996, ended in August 1997. The effect of these lower costs was partially offset by (i) higher licensing fees, (ii) an increase in general and administrative expenses and (iii) a decrease in interest income.

     Revenue was zero during the year ended December 31, 1998 as compared with $83,060 during the year ended December 31, 1997. Revenue during 1997 was attributable to an agreement with Zeneca that provided funds to support the research and development of certain technology. Such funds were recognized ratably over the original term of the agreement which expired in June 1997.

     Research and development expenses were $4,881,889 during the year ended December 31, 1998 as compared with $4,874,233 during the year ended December 31, 1997. The majority of the Company's research and development expenses were, and will continue to be in 1999, sponsored research obligations paid to Harvard University and its affiliated hospitals.

     Licensing fees were $80,000 during the year ended December 31, 1998 as compared with $20,000 during the year ended December 31, 1997. The increase primarily related to an increase in the number of new technologies licensed to the Company in 1998 as compared to 1997. During 1998, the Company paid $40,000 to license two new technologies as compared to $20,000 paid in 1997 for the right to one new technology. During 1998, the Company also incurred a milestone obligation of $40,000 related to the development of one of its technologies.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities totaled $8,024,900 in 1999 as compared to $6,265,151 in 1998. The increase in 1999 is principally related to increased research and development expenses as well as higher Therafectin related costs. Cash used in investing activities totaled $7,577,535 in 1999 while cash provided by investing activities totaled $4,474,701 in 1998. The differences in investing activities principally reflects the effect of the three following private placements completed by the Company in 1999. In 1998, a portion of the Company's investments were used to fund operating activities. In 1999, the amount of net proceeds raised from the private placements, which were then invested, exceeded the amount subsequently used during 1999 to fund operating activities. Cash flows from financing activities totaled $15,790,735 in 1999 as compared to $148,309 in 1998. The differences in financing activities principally reflects the effect of the three following private placements completed by the Company in 1999.

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended December 31, 1999 is as follows:


          Date              Net Proceeds Raised                                      Securities Issued
------------------------  -----------------------       ---------------------------------------------------------------------------
September 1999                 $7.4 million                    Convertible debentures and warrants to purchase common stock
February 1999                  $2.3 million                    Common stock and warrants to purchase common stock
February 1999                  $5.6 million                    Preferred stock and warrants to purchase common stock


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

     At December 31, 1999, the Company had available cash, cash equivalents, and investments of approximately $15 million and working capital of approximately $13.7 million. The Company believes that the level of financial resources available at December 31, 1999 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

 Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction.

The Company does not expect the adoption of the statement to have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for the Company's quarter ending June 30, 2000 and all future quarters. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not expect the provisions of SAB 101 to have a material effect on the Company's prior period results.


ITEM 7 A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We currently own financial instruments that are sensitive to market risks as part of our investment portfolio. Our investment portfolio is used to preserve our capital until it is required to fund operations, including our research and development activities. None of these market-risk sensitive instruments are leveraged or held for trading purposes. Our investment portfolio consists of United States agency bonds and corporate debt obligations. These investments are subject to interest rate risk, and could decline in value if interest rates fluctuate. Due to the conservative nature of these instruments, we do not believe that we have a material exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 and for the period from inception (October 16, 1992) through December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP


Boston, Massachusetts
March 10, 2000

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                      -------------------------------------
                                                                                              1999               1998
                                                                                      ------------------  -----------------
                                ASSETS
Current assets:
  Cash and cash equivalents  .........................................................      $    260,134       $     71,834
  Short-term investments  ............................................................        14,690,308          7,837,992
  Other current assets  ..............................................................           599,943            568,599
                                                                                            ------------       ------------
     Total current assets  ...........................................................        15,550,385          8,478,425
Fixed assets, net  ...................................................................            10,796             14,417
Acquired technology  .................................................................                --          3,500,000
Other assets  ........................................................................           511,031            276,206
                                                                                            ------------       ------------
     Total assets  ...................................................................      $ 16,072,212       $ 12,269,048
                                                                                            ============       ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses  .............................................      $  1,803,667       $  1,734,199
8% convertible redeemable debentures, due September 2003..............................         4,647,192                 --
Series C convertible redeemable preferred stock, $.01 par value; 475,000 shares
 authorized and 53,669 shares issued and outstanding on December 31, 1999.............         1,046,546                 --

Commitments and contingencies (Note 13)

Stockholders' equity:
   Series A convertible preferred stock, $.01 par value; 15,000 and 1,000,000 shares authorized at December 31, 1999 and 1998, respectively; 4,983  and 16,996 shares
   issued and outstanding at December 31, 1999 and 1998, respectively  ...............                50                170


 Common stock, $.01 par value; 30,000,000 and 25,000,000 shares authorized at
  December 31, 1999 and 1998 respectively; 16,280,473 and 13,276,978 shares issued
  and outstanding at December 31, 1999 and 1998, respectively  .......................           162,805            132,770
   Additional paid-in capital  .......................................................        63,093,089         50,489,202
   Accumulated other comprehensive (loss) income  ....................................          (553,157)            76,203
   Deficit accumulated during development stage  .....................................       (54,127,980)       (40,163,496)
                                                                                            ------------       ------------
  Total stockholders' equity  ........................................................         8,574,807         10,534,849
                                                                                            ------------       ------------
  Total liabilities and stockholders' equity  ........................................      $ 16,072,212       $ 12,269,048
                                                                                            ============       ============



   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the Year Ended December 31,
                                                ---------------------------------------------------------
                                                                                                             FROM INCEPTION
                                                                                                              (OCTOBER 16,
                                                                                                                1992) TO
                                                       1999               1998               1997          December 31, 1999
                                                ------------------  -----------------  -----------------  --------------------
Revenues        ..............................       $    200,000        $        --        $    83,060          $    900,000
Operating expenses:
  Research and development  ..................          5,758,433          4,881,889          4,874,233            22,537,435
  Licensing fees  ............................                 --             80,000             20,000               733,683
  Therafectin related (Note 4)  ..............          4,621,399            423,228          2,190,040             8,781,458
  General and administrative  ................          2,451,419          2,297,289          2,118,391            12,916,669
  Purchased in-process research and
   development  ..............................          1,725,000                --                 --            12,146,544
                                                     ------------        -----------        -----------          ------------
                                                       14,556,251          7,682,406          9,202,664           (57,115,789)
                                                     ------------        -----------        -----------          ------------
     Loss from operations  ...................        (14,356,251)        (7,682,406)        (9,119,604)          (56,215,789)
Interest expense  ............................           (445,758)                --             (2,437)           (1,907,587)
Interest income  .............................            837,525            785,382          1,148,025             3,995,396
                                                     ------------        -----------        -----------          ------------
  Net loss  ..................................       $(13,964,484)       $(6,897,024)       $(7,974,016)         $(54,127,980)
                                                     ============        ===========        ===========          ============

Calculation of net loss available to common
    shareholders:
   Net loss...................................       $(13,964,484)       $(6,897,024)       $(7,974,016)
   Preferred stock preferences and
        other (Note 10).......................         (5,366,054)                --                 --
                                                     ------------        -----------        -----------
   Net loss available to common
    shareholders..............................       $(19,330,538)       $(6,897,024)       $(7,974,016)
                                                     ============        ===========        ===========

Calculation of basic and diluted net loss per
 share available to common shareholders:
   Net loss per share ........................       $      (0.95)            $(0.52)            $(0.64)
   Preferred stock preferences and
        other per share (Note 10).............              (0.36)                --                 --
                                                     ------------        -----------        -----------

   Basic and diluted net loss per share
       available to common shareholders.......       $      (1.31)       $     (0.52)       $     (0.64)
                                                     ============        ===========        ===========


Weighted average shares outstanding  .........         14,731,149         13,138,862         12,378,219
                                                     ============        ===========        ===========



   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A Development Stage Enterprise)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
     FOR THE PERIOD FROM INCEPTION (OCTOBER 16, 1992) TO DECEMBER 31, 1999



                                                                               Common Stock
                                                  Series A Preferred Stock --------------------       Additional
                                                   Number of              Number of                    Paid-in      Deferred
                                                   Shares      Par Value   Shares     Par Value        Capital    Compensation
                                                   ------      ---------   ------     ---------        -------    ------------
Issuance of common stock to founders  ............                       1,520,044    $ 15,200      $    33,525
Net loss  ........................................
                                                                         ----------   --------      -----------
Balance at December 31, 1992  ....................                       1,520,044      15,200           33,525
Issuance of option to purchase common stock
to a licensor  ...................................                                                       62,433
Issuance of common stock to a consultant  ........                       3,913              40            7,460
Issuance of common stock, net issuance costs
 of $500,988  ....................................                       1,545,713      15,457        2,458,545
Net loss  ........................................
                                                                         ----------   --------      -----------
Balance at December 31, 1993  ....................                       3,069,670      30,697        2,561,963
Issuance of common stock, net issuance costs
 of $406,916  ....................................                       987,355         9,873        1,638,211
Issuance of common stock upon exercise of option                         95,378            954             (640)
Net loss  ........................................                                                            _
                                                                         ----------   --------      -----------
Balance at December 31, 1994  ....................                       4,152,403      41,524        4,199,534
Issuance of common stock and warrants
 related to bridge financing  ....................                       198,366         1,984          797,409
Issuance of common stock and warrants upon merger                        3,519,736      35,197       14,568,751
Issuance of common stock in exchange for
 minority interest in certain subsidiaries  ......                       100,000         1,000           (1,000)
Issuance of common stock upon exercise of options                        37,567            375          184,952
Issuance of common stock subject to redemption  ..                       324,675         3,247           (3,247)
Expiration of valuation periods for
 common stock subject to redemption  .............                                                      180,600
Issuance of convertible debt  ....................                                                      411,002
Deferred compensation related to stock
 options and warrants granted  ...................                                                      327,146    $(327,146)
Compensation expense related to stock
 options and warrants  ...........................                                                                    60,783
Net loss  ........................................
                                                   --------    -------   ----------   --------      -----------    ---------
Balance at December 31, 1995  ....................                       8,332,747      83,327       20,665,147     (266,363)
Issuance of preferred stock, net issuance
 costs of $3,397,158  ............................  239,911    $  2,399                              20,591,443
Conversion of preferred stock into common stock  . (106,301)     (1,063) 1,864,276      18,643          (17,580)
Issuance of common stock, net issuance costs
 of $42,537  .....................................                       547,274         5,473        5,001,490
Issuance of common stock upon conversion of
 convertible debentures  .........................                       156,605         1,566          576,023
Issuance of common stock upon exercise of
 warrants and options  ...........................                       203,952         2,040          499,765
Expiration of valuation periods for
 common stock subject to redemption  .............                                                    1,764,872
Deferred compensation related to stock
 options granted  ................................                                                      439,607     (439,607)
Compensation expense related to stock options  ...                                                                   465,680
Net loss  ........................................
                                                   --------    -------   ----------   --------      -----------    ---------
Balance at December 31, 1996  ....................  133,610       1,336  11,104,854    111,049       49,520,767     (240,290)
Conversion of preferred stock into common stock  . (105,238)     (1,052) 1,845,634      18,456          (17,404)
Issuance of common stock upon exercise of
 warrants and options  ...........................                       43,350            433           54,283
Expiration of valuation periods for
 common stock subject to redemption...............                                                       28,886
Deferred compensation related to stock
 options granted  ................................                                                       37,854      (37,854)
Compensation expense related to stock options  ...                                                                   278,144
Unrealized gain on investments  ..................
Net loss  ........................................
Comprehensive loss................................
                                                   --------    -------   ----------   --------      -----------    ---------
Balance at December 31, 1997 .....................   28,372         284  12,993,838    129,938       49,624,386           --
Conversion of preferred stock into
 common stock  ...................................  (11,376)       (114) 199,509         1,995           (1,881)
Issuance of common stock upon exercise of
 warrants and options  ...........................                       83,631            837          147,472
Compensation expense related to stock
 options and warrants  ...........................                                                      719,225
Unrealized loss on investments  ..................
Net loss  ........................................
Comprehensive loss................................
                                                   --------    -------   ----------   --------      -----------    ---------
Balance at December 31, 1998  ....................   16,996         170  13,276,978    132,770       50,489,202           --
Issuance of warrants in connection with
 debentures, net issuance costs of $280,806  .....                                                    3,319,194
Issuance of warrants in connection with
 preferred series C stock issuance and related
 beneficial conversion feature, net issuance costs
 of $590,890.......................................                                                    3,736,789
Accretion of preferred series C stock.............                                                   (4,327,679)
Issuance of common stock and warrants,
 net of issuance costs of $158,000  ..............                       879,668         8,797        4,058,203
Conversion of preferred stock into common stock  . (12,013)       (120)  1,538,209      15,382        5,088,192
Issuance of common stock upon exercise of
 warrants and options  ...........................                       585,618         5,856        1,108,347
Compensation expense related to stock
 options and warrants  ...........................                                                      221,405
Preferred stock conversion inducement  ...........                                                     (600,564)
Unrealized loss on investments  ..................
Net loss  ........................................
Comprehensive loss................................
                                                   --------    -------   ----------   --------      -----------    ---------
Balance at December 31, 1999  ....................    4,983    $    50   16,280,473   $162,805      $63,093,089    $      --
                                                   ========    =======   ==========   ========      ===========    =========

 The accompanying notes are an integral part of the consolidated financial statements.


                                                                       Deficit
                                                                     Accumulated            Total
                                                 Accumulated Other     During           Stockholders'
                                                   Comprehensive     Development           Equity
                                                 Income (Loss)          Stage             (Deficit)
                                                    ---------     -----------------   ---------------
Issuance of common stock to founders  ...........                                     $     48,725
Net loss  .......................................                   $   (295,388)         (295,388)
                                                                    ------------      ------------
Balance at December 31, 1992  ...................                       (295,388)         (246,663)
Issuance of option to purchase common stock
to a licensor  ..................................                                           62,433
Issuance of common stock to a consultant  .......                                            7,500
Issuance of common stock, net issuance costs
 of $500,988  ...................................                                        2,474,002
Net loss  .......................................                     (2,254,898)       (2,254,898)
                                                                    ------------      ------------
Balance at December 31, 1993  ...................                     (2,550,286)           42,374
Issuance of common stock, net issuance costs
 of $406,916  ...................................                                        1,648,084
Issuance of common stock upon exercise of option                                               314
Net loss  .......................................                     (2,596,872)       (2,596,872)
                                                                    ------------      ------------
Balance at December 31, 1994  ...................                     (5,147,158)         (906,100)
Issuance of common stock and warrants
 related to bridge financing  ...................                                          799,393
Issuance of common stock and warrants upon merger                                       14,603,948
Issuance of common stock in exchange for
 minority interest in certain subsidiaries  .....                                               --
Issuance of common stock upon exercise of options                                          185,327
Issuance of common stock subject to redemption  .                                               --
Expiration of valuation periods for
 common stock subject to redemption  ............                                          180,600
Issuance of convertible debt  ...................                                          411,002
Deferred compensation related to stock
 options and warrants granted  ..................                                               --
Compensation expense related to stock
 options and warrants  ..........................                                           60,783
Net loss  .......................................                    (14,149,151)      (14,149,151)
                                                                    ------------      ------------
Balance at December 31, 1995  ...................                    (19,296,309)        1,185,802
Issuance of preferred stock, net issuance
 costs of $3,397,158  ...........................                                       20,593,842
Conversion of preferred stock into common stock                                                 --
Issuance of common stock, net issuance costs
 of $42,537  ....................................                                        5,006,963
Issuance of common stock upon conversion of
 convertible debentures  ........................                                          577,589
Issuance of common stock upon exercise of
 warrants and options  ..........................                                          501,805
Expiration of valuation periods for
 common stock subject to redemption  ............                                        1,764,872
Deferred compensation related to stock
 options granted  ...............................                                               --
Compensation expense related to stock options  ..                                          465,680
Net loss  .......................................                     (5,996,147)       (5,996,147)
                                                                    ------------      ------------
Balance at December 31, 1996  ...................                    (25,292,456)       24,100,406
Conversion of preferred stock into common stock                                                 --
Issuance of common stock upon exercise of
 warrants and options  ..........................                                           54,716
Expiration of valuation periods for
 common stock subject to redemption..............                                           28,886
Deferred compensation related to stock
 options granted  ...............................                                               --
Compensation expense related to stock options  ..                                          278,144
Unrealized gain on investments  .................   $  99,029                               99,029
Net loss  .......................................                     (7,974,016)       (7,974,016)
Comprehensive loss...............................                                       (7,874,987)
                                                    ---------       ------------      ------------
Balance at December 31, 1997 ....................      99,029        (33,266,472)       16,587,165
Conversion of preferred stock into
 common stock  ..................................                                               --
Issuance of common stock upon exercise of
 warrants and options  ..........................                                          148,309
Compensation expense related to stock
 options and warrants  ..........................                                          719,225
Unrealized loss on investments  .................     (22,826)                             (22,826)
Net loss  .......................................                     (6,897,024)       (6,897,024)
Comprehensive loss...............................                                       (6,919,850)
                                                    ---------       ------------      ------------
Balance at December 31, 1998  ...................      76,203        (40,163,496)       10,534,849
Issuance of warrants in connection with
 debentures, net issuance costs of $280,806  ....                                        3,319,194
Issuance of warrants in connection with
 preferred series C stock issuance and
 related beneficial conversion feature, net
 issuance costs of $590,890......................                                        3,736,789
Accretion of preferred series C stock............                                       (4,327,679)
Issuance of common stock and warrants,
 net of issuance costs of $158,000  .............                                        4,067,000
Conversion of preferred stock into common stock                                          5,103,454
Issuance of common stock upon exercise of
 warrants and options  ..........................                                        1,114,203
Compensation expense related to stock
 options and warrants  ..........................                                          221,405
Preferred stock conversion inducement  ..........                                         (600,564)
Unrealized loss on investments  .................    (629,360)                            (629,360)
Net loss  .......................................                    (13,964,484)      (13,964,484)
                                                                                      ------------
Comprehensive loss...............................                                      (14,593,844)
                                                    ---------       ------------      ------------
Balance at December 31, 1999  ...................   $(553,157)      $(54,127,980)     $  8,574,807
                                                    =========       ============      ============


 The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  For the Year Ended December 31,
                                                                              -----------------------------------
                                                                                                                      FROM INCEPTION
                                                                                                                       (OCTOBER 16,
                                                                                                                         1992) TO
                                                                                                                       DECEMBER 31,
                                                                      1999             1998             1997               1999
                                                                 --------------  ---------------   --------------    --------------
Cash flows from operating activities:
 Net loss  ..................................................     $(13,964,484)     $ (6,897,024)     $(7,974,016)     $(54,127,980)
 Adjustments to reconcile net loss to net cash used for
  operating activities:
  Purchased in-process research and development  ............        1,725,000                --               --        12,146,544
  Compensation charge related to options and warrants  ......          221,405           719,225          278,144         1,815,170
  Write-off of acquired technology  .........................        3,500,000                --               --         3,500,000
  Accretion of discount on convertible debentures  ..........          247,192                --               --           247,192
  Amortization and depreciation  ............................           39,566            80,644           79,946         1,491,382
  Changes in current assets and liabilities:
   Decrease in other current assets  ........................          136,953            89,609          371,408            63,882
   Increase (decrease) in accounts payable and accrued
                expenses  ...................................           69,468          (257,605)          83,892           856,002
   Decrease in deferred revenue  ............................               --                --          (83,060)               --
                                                                  ------------      ------------      -----------      ------------
 Net cash used for operating activities  ....................       (8,024,900)       (6,265,151)      (7,243,686)      (34,007,808)
                                                                  ------------      ------------      -----------      ------------
Cash flows from investing activities:
 Cash acquired through the Merger.  .........................               --                --               --         1,758,037
 Purchase of fixed assets  ..................................          (12,379)               --          (74,010)         (269,080)
 Increase in other assets....................................          (83,480)           (2,977)        (157,555)         (349,886)
 Short term investments:
  Purchases  ................................................      (12,828,190)      (13,340,276)      (8,984,893)      (57,726,420)
  Sales and maturities  .....................................        5,346,514        17,817,954        9,740,448        42,482,955
                                                                  ------------      ------------      -----------      ------------
 Net cash (used for) provided by investing activities  ......       (7,577,535)        4,474,701          523,990       (14,104,394)
                                                                  ------------      ------------      -----------      ------------
Cash flows from financing activities:
 Proceeds from issuance of common stock  ....................        3,614,203           148,309           83,602        16,772,257
 Proceeds from issuance of preferred stock  .................        6,150,000                --               --        27,022,170
 Preferred stock conversion inducement  .....................         (600,564)               --               --          (600,564)
 Proceeds from issuance of notes payable  ...................               --                --               --         2,585,000
 Proceeds from issuance of convertible debentures  ..........        8,000,000                --               --         9,000,000
 Principal payments of notes payable  .......................               --                --          (61,752)       (2,796,467)
 Payment of note issuance costs  ............................               --                --               --          (399,702)
 Payment of convertible debenture issuance cost..............         (343,208)               --               --          (343,208)
 Payment of stock issuance and merger transaction costs  ....       (1,029,696)               --               --        (2,867,150)
                                                                  ------------      ------------      -----------      ------------
 Net cash provided by financing activities  .................       15,790,735           148,309           21,850        48,372,336
                                                                  ------------      ------------      -----------      ------------
Net increase (decrease) in cash and cash equivalents  .......          188,300        (1,642,141)      (6,697,846)          260,134
Cash and cash equivalents, beginning of period  .............           71,834         1,713,975        8,411,821                --
                                                                  ------------      ------------      -----------      ------------
Cash and cash equivalents, end of period  ...................     $    260,134      $     71,834      $ 1,713,975      $    260,134
                                                                  ============      ============      ===========      ============
Supplemental cash flow disclosures:
 Interest paid  .............................................     $         --      $         --      $     2,437
Non cash transactions (see notes 8, 10 and 11)


   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     We are a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system (CNS) disorders and autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally a privately-held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the "Merger"). The publicly-held company survived the merger and changed its name to Boston Life Sciences, Inc. (the "Company"). However, all of the employees of the public company (other than a caretaker management) ceased employment six months prior to the merger, the company's facilities and equipment were sold, and all directors resigned effective with the merger, whereupon the management and directors of old BLSI assumed management of the Company. During the period from inception through December 31, 1999, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, activities related to the clinical trials of Theracfectin and our discussion with the FDA, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

     A summary of the Company's significant accounting policies is as follows:

 Basis of Consolidation

     The Company's consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. Five of these subsidiaries, Ara Pharmaceutical, Inc., Acumed Pharmaceutical, Inc., Boston Life Sciences International, Inc., Coda Pharmaceutical, Inc. and NeuroBiologics, Inc., are wholly-owned. A minority shareholder owns 10% of the sixth subsidiary, Procell Pharmaceutical, Inc. For the period from inception (October 16, 1992) through December 31, 1999, each subsidiary has incurred losses, all of which are included in the Company's consolidated Statement of Operations. All significant intercompany transactions and balances have been eliminated.

 Cash, Cash Equivalents and Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 1999 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

     Investments, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statement of Operations but are reflected in the Consolidated Statement of Stockholders' Equity (Deficit) as a component of accumulated other comprehensive income (loss) until realized. Realized gains (losses) are determined based on the specific identification method. Investments consist of United States agency bonds, and corporate debt obligations (Note 2). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

     Other current assets include approximately $168,000 invested in a certificate of deposit. In April 1997, the Company's primary banking institution (the "Bank") loaned $150,000 to an officer of the Company (the "Loan"). As a condition to and as security for the Loan, the Bank requested that the Company pledge an amount equal to the Loan to the Bank. Such funds, including the accumulated interest thereon, were held by the Bank in a restricted escrow account until the Loan was repaid. In February 2000, the officer repaid the entire loan balance, and the Bank released the Company from its pledge commitment.

 Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash equivalents, short-term investments, accounts payable and accrued expenses, and convertible redeemable debentures, approximate their fair values.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Revenue Recognition and Concentration of Customers

     Since inception, the Company has entered into two separate licensing and development agreements with certain pharmaceutical companies related to the development of certain of its technologies. Under the terms of the agreements, the pharmaceutical companies have been provided with a specified period during which they have the right to evaluate the Company's technology. The Company received cash payments from the pharmaceutical companies, and will also receive royalties on eventual sales of any product derived from the development effort. One agreement provided for periodic payments over a three-year period which were recognized ratably over the original term of the agreement. The other agreement provided for an initial, non-recurring payment which was recognized in full upon receipt because the Company had no remaining performance obligation.

 Fixed Assets

     Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are stated at cost and amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets, whichever is shorter.

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

     Research and development activities cease when developmental work is substantially complete and when the Company believes appropriate efficacy has been demonstrated. In connection with the Merger, the Company acquired technology related to Therafectin, a treatment for rheumatoid arthritis, which had previously been administered in clinical trials which management believes demonstrated the efficacy of the technology. Accordingly, costs related to Therafectin have been separately stated in the Consolidated Statement of Operations.

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

 Income Taxes

     The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recorded for the expected future tax consequences of temporary differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences reverse. A valuation allowance is established to reduce net deferred tax assets to the amount expected to be realized.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

 Net Loss Per Share

     Basic and diluted net loss per share available to common shareholders has been calculated by dividing net loss, adjusted for preferred stock preferences and other preferred stock-related adjustments, by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

     The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive.

                                                             1999               1998               1997
                                                       -----------------  -----------------  -----------------
Stock options                                                  1,836,311          1,368,528          1,039,668
Warrants                                                       4,934,858          1,832,530          1,767,258
Preferred stock                                                  355,735            298,141            497,563
Convertible debentures                                         1,523,810                 --                 --
                                                               ---------          ---------          ---------
                                                               8,650,714          3,499,199          3,304,489
                                                               =========          =========          =========

     The exercise of these stock options and warrants, or the conversion of the preferred stock or convertible debentures, could potentially dilute earnings per share in the future.

 Accounting for Stock-Based Compensation

     The Company adopted the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (Note 11). The Company applies APB Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations in accounting for its stock-based compensation plans and related equity issuances. Options and warrants issued to non-employees are subject to a fair value based method of accounting, using the Black-Scholes pricing model, and compensation cost is recognized over the vesting period.

 Preferred Stock

     The Company has, at certain times, issued preferred stock which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, i.e. a "beneficial conversion feature," which is recognized as a return to the preferred shareholders. Such amounts are included in preferred stock preferences in the Consolidated Statement of Operations, and represent a non-cash charge in the determination of net loss available to common shareholders.

 Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

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

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

Reclassifications

     Certain reclassifications have been made to the 1998, 1997 and period from inception (October 16, 1992) through December 31,1999 financial statements to conform to the 1999 presentation.

 Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company does not expect the adoption of the statement to have a material effect on its financial statements.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which is effective for the Company's quarter ending June 30, 2000 and all future quarters. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not expect the provisions of SAB 101 to have a material effect on the Company's prior period results.

2. INVESTMENTS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                                               1999            1998
                                                                          --------------  --------------
   U.S. agency obligations  .                                                $14,190,588      $7,084,374
   Corporate debt obligations  .                                                 499,720         753,618
                                                                             -----------      ----------
                                                                             $14,690,308      $7,837,992
                                                                             ===========      ==========


The contractual maturities of the Company's investments at December 31, 1999 are as follows: less than one year--$6,903,810; one to five years--$1,470,010; six to ten years--$5,231,301; ten to fifteen years--$1,085,187. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 1999 totaled $481 and ($553,638), respectively. Net realized gains (losses) totaled $21,487, $2,484 and ($3,768) in 1999, 1998 and 1997, respectively, and are included in interest income in the Consolidated Statement of Operations.

3. FIXED ASSETS CONSIST OF THE FOLLOWING AT DECEMBER 31:

                                                                                1999          1998
                                                                            ------------  ------------
      Office furniture and equipment  ..................................        $116,007      $112,006
      Leasehold improvements  ..........................................           8,379        59,424
      Computer equipment  ..............................................          58,510        58,510
      Laboratory equipment  ............................................          33,018        33,018
                                                                                --------      --------
                                                                                 215,914       262,958
      Less accumulated depreciation and amortization  ..................         205,118       248,541
                                                                                --------      --------
                                                                                $ 10,796      $ 14,417
                                                                                ========      ========

Depreciation expense on fixed assets for the years ended December 31, 1999, 1998 and 1997 was approximately $16,000, $81,000 and $80,000, respectively, and $265,000 for the period from inception (October 16, 1992) through December 31, 1999.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

4. ACQUIRED TECHNOLOGY

     In connection with the Merger, a $3.5 million asset was established representing the appraised value assigned to acquired technology related to Therafectin, a treatment for rheumatoid arthritis. In December 1999, the Company announced that it would be meeting with the Food & Drug Administration ("FDA") during the first quarter of 2000 to informally discuss its application for the approval of Therafectin. The Company met with the FDA in late March, at which time the Agency confirmed that Therafectin was not approvable at this time. The Company has not determined its next course of action but does not presently plan to commit substantial additional financial resources on the development of Therafectin. As required under generally accepted accounting principles, the Company has evaluated whether a portion of the carrying value of the technology has been impaired by comparing anticipated undiscounted future net cash flows from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment include the expected cost to obtain product approval as well as the effects on expected product sales of competition, demand, and other economic factors. Based on the information currently available, and the indefinite plans with respect to Therafectin, the carrying value of the technology has been written down to zero by recording a non-cash charge of $3,500,000 which is included in the amount reported as Therafectin related expenses in the Consolidated Statement of Operations for the year ended December 31, 1999.


5. Purchased In-Process Research and Development

     In September 1999, the Company finalized an agreement with MTR Technologies, Inc. ("MTR") under which it obtained an option to acquire the licensing rights to certain technology covering fusion toxins for the treatment of a wide variety of solid tumors, as well as multiple sclerosis and allergies. The technology was invented by scientists at Hadassah Medical School of the Hebrew University in Jerusalem, and was initially licensed to MTR by Yissum Research Development Company of the Hebrew University in Jerusalem ("Yissum"). The option expires in May 2000, during which period the Company will complete certain pre-clinical studies to determine whether it wants to acquire the licensed rights to the technology. The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercise price of $4.25 per share as consideration for the option. The fair value of such consideration of $1,725,000 has been recognized as purchased in-process research and development in the Consolidated Statement of Operations for the year ended December 31, 1999. If the Company elects to exercise its option to acquire the licensing rights to the technology, it will assume certain existing obligations of MTR, and may have to pay additional consideration to MTR (in the form of cash or additional shares, to the extent that the fair-market value of the 232,000 shares originally issued is less than $1.4 million at the date on which the option is exercised), as well as milestone payments upon the completion of clinical trials and royalties on any future product sales related to the technology.

6. RESEARCH AND DEVELOPMENT AGREEMENTS

     In June 1995, the Company entered into a two-year research and development agreement with a pharmaceutical company. Under the terms of the agreement, which expired in June 1997, the pharmaceutical company provided funds to support the research and development of one of the Company's technologies. These funds were recognized as revenue ratably over the term of the Agreement which included $83,060 in 1997.

     In September 1999, the Company entered into a development and licensing agreement with a pharmaceutical company to develop one of the Company's technologies. The Company received an initial, non-recurring payment of $200,000, and will also receive royalties on eventual sales of any product potentially derived from the development effort.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

7. Accounts Payable and Accrued Expenses consist of the following at December
31:

                                                                           1999          1998
                                                                       ------------  ------------
      Accrued research and development  ............................     $  819,000    $  600,000
      Accounts payable and other operating expenses  ...............        310,255       448,558
      Accrued professional fees  ...................................        421,080       652,961
      Accrued interest  ............................................        175,000            --
      Accrued payroll related  .....................................         78,332        32,680
                                                                         ----------    ----------
                                                                         $1,803,667    $1,734,199
                                                                         ==========    ==========

8. NOTES PAYABLE AND DEBT

     8% Convertible Debentures

     In September 1999, the Company issued $8 million in convertible debentures due September 2003 and warrants to purchase a total of 1,690,000 shares of the Company's common stock to two institutional investment funds, both managed by the same institutional investment firm. The warrants were issued in two classes, the first, or "class A" warrants, are exercisable to purchase 970,000 shares of common stock at an exercise price of $5.75 per share. The second, or "class B" warrants, are exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share. In connection with the financing, the Company paid $480,000 in cash and issued 182,000 warrants exercisable at $5.75 per share and 108,000 warrants exercisable at $8.25 per share to the placement agent.

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

     The net proceeds of $7.4 million have been allocated between the warrants (approximately $3.3 million) and the convertible debentures (approximately $4.1 million) based on their relative fair values. The initial carrying value of the debentures is being accreted ratably, over the term of the debenture, to the $8 million amount due at maturity. Interest expense totaled $445,758 in 1999, and included $175,000 in interest accrued on the 8% coupon and $247,192 in discount accretion. Debt issuance costs totaling $343,208 have been capitalized and will be amortized over the life of the debentures.


9. COMMON STOCK

     Reverse Stock Split

     On June 6, 1997, the Company's stockholders approved a one-for-ten reverse split of the common stock effective as of June 9, 1997. All share and per share amounts were retroactively restated to reflect the terms of the split.

     Common Stock Issuances

     In February 1999, the Company completed a private placement of 647,668 shares of common stock which raised approximately $2.3 million in net proceeds. The investor also received warrants to purchase 97,150 shares of common stock at a price of $4.81 per share. The Company is obligated to issue additional shares to the investor if the Company issues common stock in a capital raising transaction at a price per share less than that paid by the investor. Certain issuances, including those related to the exercise of outstanding warrants and options, are not subject to this provision which expires in October 2002.

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

10. PREFERRED STOCK

     The Company has authorized 1,000,000 shares of preferred stock of which 15,000 shares have been designated as Series A convertible preferred stock and 475,000 shares have been designated as Series C convertible preferred stock. The remaining authorized shares have not been designated.

  Series A Preferred Stock

     Each share of the Series A convertible preferred stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. The Company may, under certain conditions defined in the preferred stock agreement, cause the conversion of the preferred stock, in whole or in part, into common stock. The Company issued 210,681, 199,509, and 1,845,634 shares of common stock during 1999, 1998 and 1997, respectively, related to the conversion of 12,013, 11,376, and 105,238 shares of preferred stock, respectively.

     Series C Preferred Stock

     In February 1999, the Company completed a private placement of Series C convertible preferred stock ("Series C Stock") which raised approximately $5.6 million in net proceeds. In connection with the financing, the Company issued
(i) 315,416 shares of Series C Stock and (ii) 569,248 warrants to purchase common stock at $5.06 per share and 219,234 warrants to purchase common stock at $6.09 per share. In connection with this financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent.

     Each share of the Series C Stock is convertible at any time at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The Company is required to issue up to one additional share of common stock for each share of common stock underlying Series C Stock still held by an investor on the date that was 270 days after the closing, if the market price of the common stock is below a specified level on such date. However, the investor's right to receive additional shares terminates if the market price of the common stock is above a specified level for a certain period, as defined. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance and the terms provided for a minimum return of 25%. The intrinsic value of this beneficial conversion of approximately $1.9 million is recognized as a preferred stock preference in the Consolidated Statement of Operations in 1999, and represents a non-cash charge in the determination of net loss available to common shareholders. The net proceeds of $5.6 million have been allocated between the warrants and the Series C Stock based on their relative fair values. Because the redemption of the Series C Stock is not within the control of the Company, the amount allocated to the Series C Stock is reflected outside of stockholders' equity as "mezzanine" financing. The Series C Stock has been accreted to its redemption value of $6,150,000, resulting in the recognition of an additional $2.5 million of preferred stock preferences.

     In November 1999, the Company extended an exchange offer to the Series C stockholders wherein it agreed to issue certain consideration for each share of Series C Stock converted into common stock, pursuant to the then applicable ratio of five shares of common stock for each share of Series C Stock. Such consideration consisted of $4 for each share of Series C Stock converted, as well as one warrant (for each share of Series C Stock converted) to purchase stock at an exercise price of $6 per share. In connection with the exchange offer, the Company paid $600,564 and issued 150,141 warrants in exchange for the conversion of a total of 150,141 shares of Series C Stock into 750,705 shares of common stock. A charge of $1,038,375 representing the fair value of the warrants issued ($437,811) and the cash paid ($600,564) has been directly recorded as a preferred stock preference in the Consolidated Statement of Operations in 1999.

     In addition to the shares converted in connection with the exchange offer, 111,606 shares of Series C Stock were converted into 576,824 shares of common stock during 1999. During the first quarter of 2000, 51,104 shares of Series C Stock were converted into 287,789 shares of common stock. A balance of 2,565 shares of Series C Stock remains outstanding as of March 31, 2000.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. Stock Options and Warrants

     Omnibus Plans

     The Amended and Restated Omnibus Stock Option Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company's common stock through April 2005. The 1998 Omnibus Plan provides for the issuance of options to purchase up to 1,000,000 shares of the Company's common stock through April 2008. Both plans provide for the issuance of both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Company's Board of Directors determines the term of each option, vesting provisions, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company's common stock on the date of grant.

     In 1996 and 1995, the Company granted, in recognition of services to be performed by certain employees, consultants and scientific advisors, non-qualified stock options under the Omnibus Plan. The total fair value of approximately $274,000 and $236,000 ascribed to the options granted in 1996 and 1995, respectively, was recorded as deferred compensation and was charged to operations over the vesting period of the options which management believed fairly approximates the service period. The charge to operations for the year ended December 31, 1997 totaled approximately $182,000.

     Directors' Plan

     The Directors' Plan allows for the issuance of up to 600,000 shares of the Company's common stock through April 2005. The Director's Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options issued pursuant to the automatic yearly grant vest 75% six months from the grant date and the remaining 25% on the later of six months from the date of grant or December 31st of the year of grant, and have an exercise price equivalent to 20% of the quoted market price of the Company's common stock on the date of grant. Compensation expense related to the intrinsic value of options issued in connection with the annual grant in 1999, 1998 and 1997 totaled approximately $25,000, $19,000 and $18,000, respectively. For new non-employee Directors, the Directors' Plan also provides for the one-time issuance of options to purchase 7,500 shares of the Company's common stock at fair market value at the time of grant with such options vesting over a period of four years. During 1996, the Directors' Plan was amended to provide for the granting of additional options at the discretion of the Board of Directors. During 1998, the Directors' Plan was amended to provide for the granting of options to employees of the Company. All options granted under the Directors' Plan have a term of ten years.

 Stock-Based Compensation

     If the Company had valued awards to qualified employees using the fair value methodology prescribed by SFAS 123, the Company's net loss and basic and diluted net loss per share would have equaled the pro forma amounts indicated below.

                                                                         1999               1998               1997
                                                                   -----------------  -----------------  -----------------
Net loss.........................................................
  As reported....................................................      $(13,964,484)       $(6,897,024)       $(7,974,016)
  Pro forma......................................................      $(16,398,389)       $(7,900,270)       $(8,711,431)
Basic and diluted loss per share available to common
  shareholders...................................................
  As reported....................................................      $      (0.95)       $     (0.52)       $     (0.64)
  Pro forma......................................................      $      (1.11)       $     (0.60)       $     (0.70)


The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility ranging from 80 to 100 percent; risk-free interest rates, based on the date of grant, ranging from 4.61% to 6.46%; and expected lives of 5 years.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998, and 1997 and changes during the years ending on those dates is presented below. In January 1998, the Company issued 372,000 options to employees and directors at a price that was $0.13 less than the market price of the Company's stock on the date of grant, for which the Company recorded a non-cash charge of approximately $48,000. During 1998, the Company amended its Stock Options Plans to provide employees and directors with extended exercise rights upon termination subject to the option holder meeting certain requirements, including minimum terms of employment. In connection with these changes the Company recorded a non-cash charge of approximately $410,000.

                                                         1999                          1998                         1997
                                             ----------------------------  -----------------------------  -------------------------
                                                            WEIGHTED-                     WEIGHTED-                    WEIGHTED-
                                                             AVERAGE                       AVERAGE                      AVERAGE
                                                            EXERCISE                      EXERCISE                      EXERCISE
                                               Shares         PRICE          Shares         PRICE          Shares       PRICE
                                             ----------    ----------      ----------    ----------      ----------   ------------
Outstanding at beginning of year  .......    1,368,528        $3.74        1,039,668       $4.33           716,008       $4.30
Granted  ................................      712,850         3.25          503,204        2.13           409,640        4.43
Exercised  ..............................     (235,067)        1.25          (10,770)       1.10           (28,280)       0.82
Forfeited and expired  ..................      (10,000)        2.00         (163,574)       2.69           (57,700)       7.03
                                             ---------                     ---------                     ---------
Outstanding at end of year  .............    1,836,311         3.88        1,368,528        3.74         1,039,668        4.33
                                             =========                     =========                     =========
Options exercisable at year-end  ........    1,514,705         3.91        1,077,212        3.72           690,720        4.12
                                             =========                     =========                     =========
Weighted-average fair value of
 options granted during the year  .......                    $3.83                        $1.46                         $3.07


The following table summarizes information about stock options outstanding at December 31, 1999:

                                                           OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                                               ---------------------------------------------  -------------------------------
                                                               WEIGHTED-
                                                               AVERAGE          WEIGHTED-                         WEIGHTED-
                                                               REMAINING         AVERAGE                           AVERAGE
RANGE OF                                         NUMBER       CONTRACTUAL       EXERCISE         NUMBER           EXERCISE
EXERCISE PRICES                                OUTSTANDING       LIFE             PRICE        EXERCISABLE          PRICE
---------------------------------------------  -----------  ---------------  -------------  -----------------  -------------
$.63--$2.20  ...............................       462,836     7.2 years             $1.77            460,305          $1.77
$3.25--$3.63  ..............................       657,500     9.1 years              3.29            438,875           3.27
$4.47--$4.53  ..............................       395,400     7.5 years              4.47            305,150           4.47
$5.75--$9.38  ..............................       320,575     6.3 years              7.39            310,375           7.42
                                                 ---------                                          ---------

                                                 1,836,311     7.8 years             $3.88          1,514,705          $3.91
                                                 =========                                          =========

     At December 31, 1999, 559,175 shares are available for grant under the Company's Option Plans.

Warrants

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

     In February 1999, the Company issued 1,014,987 warrants in connection with a private placement of Series C Convertible Preferred Stock (Note 10) and 101,150 warrants in connection with a private placement of common stock (Note
9).

     In the first quarter of 1999, the Company issued 33,187 warrants to certain consultants and business advisors. The Company recorded a non-cash charge of $110,317 representing the fair value of these warrants.

     In September 1999, the Company issued 1,980,000 warrants in connection with the issuance of its 8% Convertible Debentures (Note 8).

     In September 1999, the Company issued 216,000 warrants in connection with the acquisition of an option to acquire certain technology (Note 5).

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

     In November 1999, the Company issued 150,141 warrants in connection with an exchange offer to the Series C stockholders (Note 10).


At December 31, 1999, warrants outstanding were as follows:



                                              EXERCISE PRICE
DATE  OF ISSUE                                   PER SHARE        WARRANTS OUTSTANDING             EXPIRATION DATE
------------------------------------------  -------------------  -----------------------  ---------------------------------
November 1999.............................         $       6.00            150,141              November 2004
September 1999............................                 4.25            216,000              September 2004
September 1999............................          5.75 - 8.25          1,980,000              September 2004
January 1999  - March 1999................          2.50 - 6.00             30,687              January 2004 - March 2004
February 1999.............................          4.81 - 6.09          1,116,137              February 2004
January 1998  ............................          2.13 - 4.00            171,450              January 2003
January 1997  ............................                15.00             20,000              January 2007
September 1996  ..........................                 6.30              5,000              September 2006
June 1996  ...............................                11.00             32,749              June 2006
February 1996  ...........................                 6.71            634,978              February 2006
December 1995  ...........................                 3.50              3,900              December 2000
August 1995  .............................                 6.81             24,923              July 2005
June 1995  ...............................           .13 - 9.41            548,893              March 2000
                                                                         ---------
                                                                         4,934,858
                                                                         =========

     Each warrant is exercisable into one share of common stock. The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. A total of 371,159 and 21,978 warrants were exercised and cancelled, respectively, in 1999.

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

12. INCOME TAXES

    Income tax benefit consists of the following for the years ended
December 31 :

                                                                        1999                 1998                 1997
                                                                 -------------------  -------------------  -------------------
      Federal  ..............................................           $ 3,633,000          $ 2,326,000          $ 2,543,000
      State  ................................................             1,233,000              794,000            1,346,000
                                                                        -----------          -----------          -----------
                                                                          4,866,000            3,120,000            3,889,000
      Valuation allowance  ..................................            (4,866,000)          (3,120,000)          (3,889,000)
                                                                        $        --          $        --          $        --
                                                                        ===========          ===========          ===========

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

  Deferred tax assets (liabilities) consist of the following at December 31:

                                                                     1999                 1998                 1997
                                                              -------------------  -------------------  -------------------
      Net operating loss carryforwards  ...................         $ 23,981,000         $ 19,676,000         $ 15,817,000
      Capitalized research and development expenses  ......            1,792,000            2,812,000            3,637,000
      Research and development credit carryforwards  ......              987,000              961,000              717,000
      Other ...............................................              736,000              616,000              774,000
                                                                    ------------         ------------         ------------
      Gross deferred tax assets  ..........................           27,496,000           24,065,000           20,945,000
      Acquired technology  ................................                   --           (1,435,000)          (1,435,000)
                                                                    ------------         ------------         ------------
      Net deferred tax assets  ............................           27,496,000           22,630,000           19,510,000
      Valuation allowance  ................................          (27,496,000)         (22,630,000)         (19,510,000)
                                                                    ------------         ------------         ------------
                                                                    $         --         $         --         $         --
                                                                    ============         ============         ============

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

  A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

                                                                         1999                1998               1997
                                                                  ------------------  ------------------  ----------------
  Benefit at statutory rate  .................................          $(4,888,000)        $(2,417,000)      $(2,825,000)
  State taxes, net of federal benefit  .......................             (877,000)           (504,000)         (587,000)
  Research and development credit  ...........................             (243,000)           (180,000)         (206,000)
  In process research and development costs acquired
   for stock and warrants                                                   484,000                   -                 -
  Other  .....................................................              658,000             (19,000)         (271,000)
                                                                        -----------         -----------       -----------
                                                                         (4,866,000)         (3,120,000)       (3,889,000)
  Benefit of loss not recognized, increase in valuation
    allowance  ...............................................            4,866,000           3,120,000         3,889,000
                                                                        -----------         -----------       -----------
                                                                        $        --         $        --       $        --
                                                                        ===========         ===========       ===========

     As of December 31, 1999, the Company has federal net operating loss carryforwards of $58,407,000 which expire beginning in 2007 and ending in 2020. In addition, the Company has federal and state research and development credits of $714,000 and $421,000, respectively, which expire beginning in 2009 and 2012, respectively, and ending in 2020 and 2015, respectively. These net operating loss carryforwards and research and development credits may be used to offset future federal and state taxable income and tax liabilities. A portion of the net operating loss carryforwards totaling approximately $884,000 relates to deductions for the exercise of non-qualified options and will be credited to additional paid-in capital upon realization.

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

                           BOSTON LIFE SCIENCES, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

13. COMMITMENTS AND CONTINGENCIES

 Operating Leases

     The Company leases certain office equipment and its office space and warehouse facilities under noncancelable operating leases. Terms of the lease for office space include a renewal option of three years. Approximate future minimum lease commitments at December 31, 1999 are as follows: 2000--$183,000, 2001--$184,000, and 2002--$93,000.

     Total rent expense under noncancelable operating leases was approximately $161,000, $124,000, and $131,000 during the years ended December 31, 1999, 1998, and 1997, respectively, and approximately $642,000 for the period from inception (October 16, 1992) through December 31, 1999.

 Litigation

     The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

14. RELATED PARTY TRANSACTIONS

 Loan to Officer

     In April 1997, the Bank loaned $150,000 to Dr. Lanser, the Company's Executive Vice President and Chief Scientific Officer (the "Loan"). As a condition to and as security for the Loan, the Bank requested that the Company pledge to the Bank a certificate of deposit in the amount of $155,000 (the "Company Pledge"). In recognition of Dr. Lanser's past and expected future contributions to the Company and as an additional motivation and incentive to Dr. Lanser, which the Company's Board of Directors determined would reasonably benefit the Company, the Company agreed to provide the Company Pledge. As security for the Company, however, in the event Dr. Lanser defaults on the Loan and the Bank forecloses on the Company Pledge, Dr. Lanser executed and delivered to the Company his contingent note in the amount of $150,000, bearing interest identical to the Loan (the "Contingent Note") and a perfected pledge of 50,000 shares of Common Stock of the Company which he beneficially owns. In February 2000, Dr. Lanser repaid the Bank loan. In connection therewith, the Bank released the Company from its pledge obligation and the Company released Dr. Lanser from his contingent note obligation and returned the 50,000 shares of common stock that had been pledged to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11. EXECUTIVE COMPENSATION.

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Principal Stockholders and Management" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

  (a)(1) Consolidated Financial Statements of the Company
         Financial Statements of the Registrant and Report of Independent Accountants thereon
         Consolidated Balance Sheets at December 31, 1999 and 1998 Consolidated Statements of Operations for the fiscal years ended December 31, 1999, 1998 and 1997 and for the period from inception (October 16, 1992) through December 31, 1999

         Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 1999, 1998 and 1997 and for the period from inception (October 16, 1992) through December 31, 1999

         Consolidated Statements of Cash Flows for the fiscal years ended December 31, 1999, 1998 and 1997, and for the period from inception (October 16, 1992) through December 31, 1999

         Notes to Consolidated Financial Statements

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

  (a)(3) Exhibits.

     The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

   EXHIBIT #                                        DESCRIPTION AND METHOD OF FILING
----------------  -----------------------------------------------------------------------------------------------------
       2.1        Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
       2.2        Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
                  Pharmaceuticals Incorporated (4)
       3.1        Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred
                  Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock
                  filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C
                  Convertible Preferred Stock filed on February 18, 1999. (6)
       3.2        Amended and Restated By Laws, effective as of June 26, 1995 (5)
       3.3        Certificate of Decrease and Elimination of Series B Convertible Preferred Stock filed on June 29, 1999. (7)
       3.4        Certificate of Decrease of Series A Convertible Preferred Stock filed on June 29, 1999. (7)
       3.5        Certificate of Correction filed on February 18, 1999. (7)
       3.6        Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999. (7)
       3.7        Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A
                  Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999.
       4.1        Rights Agreement between the Company and Chemical Trust Group (formerly
                  Manufacturers Hanover Trust Company) as Rights Agent dated September 26,
                  1991 (2)
      10.1        Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan. (6)
      10.2        Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock
                  Option Plan. (6)
      10.3        Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan. (6)
      10.4        Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the
                  Company. (6)
      10.5        Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (6)
      10.6        Form of Subscription Agreement for Series B Preferred Stock. (6)
      10.7        Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock. (6)
      10.8        Supplement to Subscription Agreement for Series B Preferred Stock. (6)
      10.9        Securities Purchase Agreement among the Company and the purchasers listed therein dated as of
                  September 22, 1999. (8)
      10.10       Registration Rights Agreement among the Company and the purchasers dated as of September 22, 1999. (8)
      21.1        Subsidiaries of the Registrant (10)
      23.1        Consent of Independent Accountants (10)
      27.1        Financial Data Schedule (10)

-------------

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

(2) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991

(3) Incorporated by reference to Greenwich's proxy statement in connection with its 1987 Annual Meeting of Stockholders

(4) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106

(5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995

(6) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998

(7) Incorporated by reference to BLSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

(8) Incorporated by reference to BLSI's Report on Form 8-K dated September 27, 1999.

(9) Incorporated by reference to BLSI's proxy statement in connection with its 1998 Annual Meeting of Stockholders

(10) Filed herewith

  (b) REPORTS ON FORM 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 1999 and through March 22, 2000:

                                                                                                    Item
Date of Report                                                                                    Reported
--------------                                                                                  ------------
November 9, 1999                                                                                    5,7
November 15, 1999                                                                                   5,7
November 29, 1999                                                                                   5,7
December 13, 1999                                                                                   5,7
December 29, 1999                                                                                   5,7
January 11, 2000                                                                                    5,7
January 21, 2000                                                                                    5,7
February 1, 2000                                                                                    5,7

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Boston Life Sciences, Inc.
                                  (REGISTRANT)



March 30, 2000                    By             /s/ S. DAVID HILLSON
                                      ---------------------------------------
                                                S. DAVID HILLSON
                                 Chairman, President & Chief Executive Officer

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

                         SIGNATURE                                          TITLE                          DATE
-----------------------------------------------------------  ------------------------------------  ---------------------
              /s/ S. David Hillson
-----------------------------------------------------------      Chairman, President & Chief          March 30, 2000
                  S. DAVID HILLSON                                   Executive Officer
                                                                     (Principal Executive
                                                                           Officer)
               /s/ Joseph P. Hernon
----------------------------------------------------------         Chief Financial Officer            March 30, 2000
                   JOSEPH P. HERNON                                (Principal Financial and
                                                                     Accounting Officer)

              /s/ Marc E. Lanser
----------------------------------------------------------       Executive Vice President &           March 30, 2000
                  MARC E. LANSER, M.D.                           Chief Scientific Officer

               /s/ Colin B. Bier
----------------------------------------------------------      Director                              March 30, 2000
                   COLIN B. BIER, M.D.

               /s/ Edson D. de Castro
----------------------------------------------------------      Director                              March 30, 2000
                   EDSON D. DE CASTRO

               /s/ Adrian M. Gerber
----------------------------------------------------------      Director                              March 30, 2000
                   ADRIAN M. GERBER

              /s/ Robert Langer
----------------------------------------------------------      Director                              March 30, 2000
                  ROBERT LANGER, SC.D.

              /s/ Ira W. Lieberman
----------------------------------------------------------      Director                              March 30, 2000
                  IRA W. LIEBERMAN, PH.D.

               /s/ E. Christopher Palmer
----------------------------------------------------------      Director                              March 30, 2000
                  E. CHRISTOPHER PALMER

                                 EXHIBIT INDEX

[talk to Dave McIntosh about what is required here]


      Exhibit
       Number                                            DESCRIPTION AND METHOD OF FILING                               Page Number
--------------------  --------------------------------------------------------------------------------------------      -----------

          2.1        Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)
          2.2        Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
                     Pharmaceuticals Incorporated (4)
          3.1        Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred
                     Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock
                     filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C
                     Convertible Preferred Stock filed on February 18, 1999. (6)
          3.2        Amended and Restated By Laws, effective as of June 26, 1995 (5)
          3.3        Certificate of Decrease and Elimination of Series B Convertible Preferred Stock filed on June 29, 1999. (7)
          3.4        Certificate of Decrease of Series A Convertible Preferred Stock filed on June 29, 1999. (7)
          3.5        Certificate of Correction filed on February 18, 1999. (7)
          3.6        Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999. (7)
          3.7        Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A
                     Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999.
          4.1        Rights Agreement between the Company and Chemical Trust Group (formerly
                     Manufacturers Hanover Trust Company) as Rights Agent dated September 26,
                     1991 (2
         10.1        Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan. (6)
         10.2        Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock
                     Option Plan. (6)
         10.3        Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan. (6)
         10.4        Purchase Agreement dated February 5, 1999 between the Tail Wind Fund, Ltd. ("Tail Wind") and the
                     Company. (6)
         10.5        Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company. (6)
         10.6        Form of Subscription Agreement for Series B Preferred Stock. (6)
         10.7        Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock. (6)
         10.8        Supplement to Subscription Agreement for Series B Preferred Stock. (6)
         10.9        Securities Purchase Agreement among the Company and the purchasers listed therein dated as of
                     September 22, 1999. (8)
         10.10       Registration Rights Agreement among the Company and the purchasers dated as of September 22, 1999. (8)
         21.1        Subsidiaries of the Registrant (10)
         23.1        Consent of Independent Accountants (10)
         27.1        Financial Data Schedule (10)

---------