Form 10-Q
period 2000-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2000-05-12
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended  March 31, 2000
                                    ----------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

Commission File Number     0-6533
                           ------

                           Boston Life Sciences, Inc.
             (Exact name of registrant as specified in its charter)

                      Delaware                                87-0277826
           (State or other jurisdiction of                  (IRS Employer
            incorporation or organization)                Identification No.)


137 Newbury Street, 8th Floor, Boston, Massachusetts            02116
       (Address of principal executive offices)               (Zip code)



                                 (617) 425-0200
              (Registrant's telephone number, including area code)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (X)    Yes                     (  )    No

As of May 5, 2000 there were 18,982,081 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                                        Page (s)
                                                                        --------

Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets as of March 31, 2000
     and December 31, 1999                                                   1

     Consolidated Statements of Operations for the three months ended March 31, 2000 and 1999, and for the period from
     inception (October 16, 1992) to March 31, 2000                          2

     Consolidated Statements of Cash Flows for the three months ended March 31, 2000 and 1999, and for the period from
     inception (October 16, 1992) to March 31, 2000                          3

     Notes to Consolidated Financial Statements                          4 - 6

  Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           7 - 9

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk        9

Part II - Other Information

  Item 1 - Legal Proceedings                                                10

  Item 2 - Changes in Securities                                            10

  Item 3 - Defaults Upon Senior Securities                                  10

  Item 4 - Submission of Matters to a Vote of Security Holders              10

  Item 5 - Other Information                                                10

  Item 6 - Exhibits and Reports on Form 8-K                                 10

Signatures                                                                  11


Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)


                                                                                 March 31,               December 31,
                                                                                   2000                      1999
                                                                               ------------              ------------
Assets
Current assets:
  Cash and cash equivalents                                                    $    567,936              $    260,134
  Short-term investments                                                         15,125,884                14,690,308
  Other current assets                                                              427,803                   599,943
                                                                               ------------              ------------
      Total current assets                                                       16,121,623                15,550,385
Fixed assets, net                                                                    42,054                    10,796
Other assets                                                                        193,547                   511,031
                                                                               ------------              ------------

      Total assets                                                             $ 16,357,224              $ 16,072,212
                                                                               ============              ============

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                        $  2,356,693              $  1,803,667

8% convertible redeemable debentures, due September 2003                                  -                 4,647,192
Series C convertible redeemable preferred stock, $.01 par value;
 475,000 shares authorized; 53,669 shares issued and outstanding at
 December 31, 1999                                                                        -                 1,046,546

Stockholders' equity:
  Series A convertible preferred stock, $.01 par value; 15,000 shares authorized; 4,983 shares issued and outstanding at December 31,
   1999                                                                                   -                        50
  Common stock, $.01 par value; 30,000,000 shares authorized;
   18,826,466 and 16,280,473 shares issued and outstanding at March
   31, 2000 and December 31, 1999, respectively                                     188,265                   162,805
  Additional paid-in capital                                                     71,323,717                63,093,089
  Accumulated other comprehensive loss                                             (432,321)                 (553,157)
  Deficit accumulated during development stage                                  (57,079,130)              (54,127,980)
                                                                               ------------              ------------
      Total stockholders' equity                                                 14,000,531                 8,574,807
                                                                               ------------              ------------
      Total liabilities and stockholders' equity                               $ 16,357,224              $ 16,072,212
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                              From Inception
                                                                 Three Months Ended                            (October 16,
                                                                      March 31,                                  1992) to
                                                           2000                         1999                  March 31, 2000
                                                       ------------                -------------              --------------
Revenues                                                $         -                  $         -               $    900,000
Operating expenses:
 Licensing fees                                             100,000                            -                    833,683
 Research and development                                 1,851,249                      933,463                 24,388,684
 Therafectin related                                              -                      577,684                  8,781,458
 General and administrative                                 766,104                      696,968                 13,682,773
 Purchased in-process research and
  development                                                     -                            -                 12,146,544
                                                       ------------                -------------              --------------
   Total operating expenses                               2,717,353                    2,208,115                 59,833,142
                                                       ------------                -------------              --------------
   Loss from operations                                  (2,717,353)                  (2,208,115)               (58,933,142)
Interest expense                                           (344,870)                           -                 (2,252,457)
Interest income                                             111,073                      128,830                  4,106,469
                                                       ------------                -------------              --------------
   Net loss                                             $(2,951,150)                 $(2,079,285)              $(57,079,130)
                                                       ============                =============              =============

Calculation of net loss available to common
 shareholders:
   Net loss                                             $(2,951,150)                 $(2,079,285)
   Preferred stock preferences                                    -                   (4,240,000)
                                                       ------------                -------------
   Net loss available to common shareholders            $(2,951,150)                 $(6,319,285)
                                                       ============                =============

Calculation of basic and diluted net loss
 per share available to common shareholders:
   Net loss per share                                   $     (0.17)                 $     (0.15)
   Preferred stock preferences per share                          -                  $     (0.31)
                                                       ------------                -------------
   Basic and diluted net loss per share
    available to common shareholders                    $     (0.17)                 $     (0.46)
                                                       ============                =============
Weighted average shares outstanding                      17,055,434                   13,747,569
                                                       ============                =============


   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                              From Inception
                                                                        Three Months Ended                     (October 16,
                                                                            March 31,                             1992) to
                                                                 2000                      1999               March 31, 2000
                                                             ------------             ------------            --------------

Cash flows from operating activities:
 Net loss                                                     $(2,951,150)             $(2,079,285)            $(57,079,130)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
  Purchased in-process research and development                         -                        -               12,146,544
  Debenture interest expense                                      142,861                        -                  142,861
  Compensation charge related to options and warrants                   -                    6,000                1,815,170
  Write-off of acquired technology                                      -                        -                3,500,000
  Accretion of discount on convertible debentures                 189,632                        -                  436,824
  Amortization and depreciation                                    14,967                    5,500                1,506,349
  Changes in current assets and liabilities:
   Decrease in other current assets                               172,140                  363,049                  236,022
   Increase (decrease) in accounts payable and
    accrued expenses                                              622,015                  (77,930)               1,478,017
                                                             ------------             ------------            -------------
Net cash used for operating activities                         (1,809,535)              (1,782,666)             (35,817,343)
                                                             ------------             ------------            -------------
Cash flows from investing activities:
 Cash acquired through merger                                           -                        -                1,758,037
 Purchases of fixed assets                                        (33,848)                       -                 (302,928)
 Increase in other assets                                          (2,158)                       -                 (352,044)
 Short term investments:
  Purchases                                                    (3,542,333)              (2,952,298)             (61,268,753)
  Sales and maturities                                          3,227,593                1,560,728               45,710,548
                                                             ------------             ------------            -------------
Net cash used for investing activities                           (350,746)              (1,391,570)             (14,455,140)
                                                             ------------             ------------            -------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                         2,468,083                3,042,684               19,240,340
 Proceeds from issuance of preferred stock                              -                6,150,000               27,022,170
 Preferred stock conversion inducement                                  -                        -                 (600,564)
 Proceeds from issuance of notes payable                                -                        -                2,585,000
 Proceeds from issuance of convertible debentures                       -                        -                9,000,000
 Principal payments of notes payable                                    -                        -               (2,796,467)
 Payment of note issuance costs                                         -                        -                 (399,702)
 Payment of convertible debenture issuance costs                        -                        -                 (343,208)
 Payment of stock issuance and merger transaction
  costs                                                                 -                 (512,852)              (2,867,150)
                                                             ------------             ------------            -------------
Net cash provided by financing activities                       2,468,083                8,679,832               50,840,419
                                                             ------------             ------------            -------------
Net increase in cash and cash equivalents                         307,802                5,505,596                  567,936
Cash and cash equivalents, beginning of period                    260,134                   71,834                        -
                                                             ------------             ------------            -------------
Cash and cash equivalents, end of period                      $   567,936              $ 5,577,430             $    567,936
                                                             ============             ============            =============

Supplemental cash flow disclosures:
 Non cash transactions (see note 3)

   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2000



1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

   The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K.

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

   Stock options and warrants to purchase approximately 6.4 million and approximately 4.5 million shares of common stock were outstanding at March 31, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Also excluded were approximately 1.8 million shares of common stock issuable upon the conversion of Series A and Series C preferred stock outstanding at March 31, 1999. The exercise of these stock options and warrants, or the conversion of the preferred stock, could potentially dilute earnings per share in the future.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)


3. Supplemental Disclosure of Non-cash Investing and Financing Activities

   During the three months ended March 31, 2000, the Company issued 87,121 and 300,614 shares of common stock resulting from the conversion of 4,983 and 53,669 shares of Series A and Series C preferred stock, respectively. During the three months ended March 31, 2000, the Company also issued 1,573,956 shares of common stock resulting from the conversion of convertible debentures with a face value of $8 million plus accrued interest of approximately $212,000. The carrying value of the debentures plus the accrued interest net of deferred financing costs of approximately $307,000 was reclassified to additional paid-in capital upon conversion of the debentures. During the three months ended March 31, 1999, the Company issued 57,874 shares of common stock resulting from the conversion of 3,300 shares of Series A preferred stock.

4. Comprehensive Loss

   The Company had total comprehensive loss of $2,830,314 and $2,209,579 for the three months ended March 31, 2000 and 1999, respectively, and included unrealized gains on investments.

5. Stockholders' Equity

   In February 1999, the Company completed a private placement of Series C convertible preferred stock, $.01 par value, which raised approximately $5.6 million in net proceeds.

   In February 1999, the Company completed a private placement of 647,668 shares of common stock which raised approximately $2.3 million in net proceeds.

6. Accounting Pronouncements

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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)


   In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Item 2.              Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                (March 31, 2000)


     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the Food & Drug Administration ("FDA") regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the documents referred to under such caption.

Results of Operations

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At March 31, 2000, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended March 31, 2000 and 1999

     The Company's net loss was $2,951,150 during the three months ended March 31, 2000 as compared with $2,079,285 during the three months ended March 31, 1999. Net loss per common share, excluding preferred stock preferences, equaled $0.17 per share for the 2000 period as compared to $0.15 per share for the 1999 period. The higher net loss in the 2000 period was primarily due to higher research and development costs and interest expense incurred on the convertible debentures issued in September 1999. These items were partially offset by lower Therafectin related expenses.

     The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $4,240,000, totaled $6,319,285. Net loss per common share for the 1999 period, including $0.31 attributable to preferred stock preferences, totaled $0.46. In February 1999, the Company completed a private placement of Series C convertible preferred stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million and the warrants had a fair value of approximately $1.8 million, which amounts are included in the preferred stock preferences.

     Research and development expenses were $1,851,249 during the three months ended March 31, 2000 as compared with $933,463 during the three months ended March 31, 1999. The increase was primarily attributable to expenditures related to the Phase III clinical trial for Altropane which was initiated in March 1999 and which completed trial enrollment in March 2000, and to the development of a good manufacturing process ("GMP") in preparation for the filing of a new drug application.

     Licensing fees expense was $100,000 during the three months ended March 31, 2000 as compared with zero during the three months ended March 31, 1999. The licensing fee incurred during the 2000 period is related to the expanded use, for a new medical indication, of a technology previously licensed by the Company. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin related expenses were zero during the three months ended March 31, 2000 as compared with $933,463 during the three months ended March 31, 1999. The Company is presently evaluating its future plans but does not plan to commit substantial additional financial resources on the development of Therafectin. Expenses during the 1999 period primarily related to manufacturing costs related to the production of three lots of GMP material as required under applicable law and regulations for the Company's amended New Drug Application filing with the FDA.

     General and administrative expenses were $766,104 during the three months ended March 31, 2000 as compared with $696,968 during the three months ended March 31, 1999. This increase was primarily due to higher compensation expenses, partially associated with increased headcount.

     Interest income was $111,073 during the three months ended March 31, 2000 as compared with $128,830 during the three months ended March 31, 1999. This decrease reflects the inclusion of approximately $118,000 of realized losses on the Company's investment portfolio during the 2000 period. The effect of these losses was partially offset by a higher level of interest income during the 2000 period primarily related to higher average short-term investments, cash and cash equivalent balances as compared to the 1999 period. Interest expense was $344,870 during the three months ended March 31, 2000 as compared with zero during the three months ended March 31, 1999. In September 1999, the Company issued $8 million of 8% convertible debentures, and incurred $142,861 in non-cash interest on the 8% coupon and $189,632 in non-cash interest associated with the accretion of the discounted carrying value of the debentures in the 2000 period.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended March 31, 2000 is as follows:


Date                    Net Proceeds Raised          Securities Issued
----                    -------------------          -----------------
September 1999          $7.4 million                 Convertible debentures
February 1999           $2.3 million                 Common stock
February 1999           $5.6 million                 Preferred stock

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

     At March 31, 2000, the Company had available cash, cash equivalents and short term investments of approximately $15.7 million and working capital of approximately $13.8 million. The Company believes that the level of financial resources available at March 31, 2000 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

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

     In March 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 to certain issues including: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a noncompensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for the exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 are applicable retroactively to specific events occurring after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the reported market risks since December 31, 1999.

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

ITEM 5:  OTHER INFORMATION.
         -----------------

         (a)  Exhibits.

              None.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)  Exhibits.

              27.1  Financial Data Schedule

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2000.


                    Date of Report             Item Reported
                    --------------             -------------
                    January 11, 2000                5, 7
                    January 21, 2000                5, 7
                    February 1, 2000                5, 7

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:   May 15, 2000                  /s/ S. David Hillson
                                      --------------------------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


                                      /s/ Joseph Hernon
                                      --------------------------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)