Form 10-Q
period 2000-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2000-08-11
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM  10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    June 30, 2000
                                       -------------

                                      or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________  to  __________________


Commission File Number                0-6533
                                      ------

                          BOSTON LIFE SCIENCES, INC.
                          --------------------------
            (Exact name of registrant as specified in its charter)

     Delaware                                             87-0277826
     -------------------------------                  --------------------
     (State or other jurisdiction of                     (IRS Employer
     incorporation or organization)                    Identification No.)

137 Newbury Street, 8th Floor, Boston, Massachusetts           02116
----------------------------------------------------  ---------------------
(Address of principal executive offices)                     (Zip code)


                                (617) 425-0200
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
  --------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   (X)    Yes                     ( )    No

As of August 3, 2000 there were 20,572,837 shares of Common Stock outstanding.

                          BOSTON LIFE SCIENCES, INC.

                              INDEX TO FORM 10-Q


                                                                        Page (s)
                                                                        --------

Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2000                     1
     and December 31, 1999

     Consolidated Statements of Operations for the three and             2
     six months ended June 30, 2000 and 1999, and for the
     period from inception (October 16, 1992) to June 30, 2000

     Consolidated Statements of Cash Flows for the six months            3
     ended June 30, 2000 and 1999, and for the period from
     inception (October 16, 1992) to June 30, 2000

     Notes to Consolidated Financial Statements                          4 - 6

  Item 2 - Management's Discussion and Analysis of Financial             7 - 10
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk    10

Part II - Other Information

  Item 1 - Legal Proceedings                                             11

  Item 2 - Changes in Securities                                         11

  Item 3 - Defaults Upon Senior Securities                               11

  Item 4 - Submission of Matters to a Vote of Security Holders           11 - 12

  Item 5 - Other Information                                             12

  Item 6 - Exhibits and Reports on Form 8-K                              12

Signatures                                                               13

Part I - Financial Information
Item 1 - Financial Statements

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                             June 30,                December 31,
                                                                               2000                      1999
                                                                      ---------------------     ---------------------

Assets
Current assets:
  Cash and cash equivalents                                                    $  4,628,538              $    260,134
  Short-term investments                                                         17,781,978                14,690,308
  Other current assets                                                              414,892                   599,943
                                                                      ---------------------     ---------------------
      Total current assets                                                       22,825,408                15,550,385
Fixed assets, net                                                                    48,144                    10,796
Other assets                                                                        191,600                   511,031
                                                                      ---------------------     ---------------------

      Total assets                                                             $ 23,065,152              $ 16,072,212
                                                                      =====================     =====================


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                        $  1,484,965              $  1,803,667

8% convertible redeemable debentures                                                      -                 4,647,192
Series C convertible redeemable preferred stock, $.01 par value;
 475,000 shares authorized; 53,669 shares issued and outstanding at
 December 31, 1999                                                                        -                 1,046,546

Stockholders' equity:
  Series A convertible preferred stock, $.01 par value; 15,000 shares authorized; 4,983 shares issued and outstanding at December 31,
   1999                                                                                   -                        50
  Common stock, $.01 par value; 40,000,000 shares authorized;
   20,422,537 and 16,280,473 shares issued and outstanding at June
   30, 2000 and December 31, 1999, respectively                                     204,225                   162,805
  Additional paid-in capital                                                     82,195,293                63,093,089
  Accumulated other comprehensive loss                                             (412,002)                 (553,157)
  Deficit accumulated during development stage                                  (60,407,329)              (54,127,980)
                                                                      ---------------------     ---------------------
      Total stockholders' equity                                                 21,580,187                 8,574,807
                                                                      ---------------------     ---------------------

      Total liabilities and stockholders' equity                               $ 23,065,152              $ 16,072,212
                                                                      =====================     =====================


                       The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                      From
                                                                                                   Inception
                                                                                                  (October 16,
                                        Three Months Ended             Six Months Ended             1992) TO
                                             June 30,                      June 30,                 June 30,
                                        2000        1999               2000        1999               2000
                                      ------------------------------------------------------------------------
Revenues                              $         -   $         -   $         -   $         -      $    900,000
Operating expenses:
 Licensing fees                           100,000             -       200,000             -           933,683
 Research and development               2,570,726       745,330     4,421,975     1,678,793        26,959,410
 Therafectin related                            -       503,937             -     1,081,621         8,781,458
 General and administrative               906,730       622,558     1,672,834     1,319,025        14,589,503
 Purchased in-process research and
  development                                   -             -             -             -        12,146,544
                                      ------------------------------------------------------------------------
   Total operating expenses             3,577,456     1,871,825     6,294,809     4,079,439        63,410,598
                                      ------------------------------------------------------------------------
   Loss from operations                (3,577,456)   (1,871,825)   (6,294,809)   (4,079,439)      (62,510,598)
Interest expense                                -             -      (344,870)            -        (2,252,457)
Interest income                           249,257       235,783       360,330        364,612        4,355,726
                                      ------------------------------------------------------------------------

   Net loss                           $(3,328,199)  $(1,636,042)  $(6,279,349)  $(3,714,827)     $(60,407,329)
                                      ========================================================================

Calculation of net loss available to
 common shareholders:
   Net loss                           $(3,328,199)  $(1,636,042)  $(6,279,349)  $(3,714,827)
   Preferred stock preferences                  -             -             -    (4,240,000)
                                      ------------------------------------------------------
   Net loss available to common
    shareholders                      $(3,328,199)  $(1,636,042)  $(6,279,349)  $(7,954,827)
                                      ======================================================


Calculation of basic and diluted net
 loss per share available to common
 shareholders:
   Net loss per share                 $     (0.17)  $     (0.11)  $     (0.34)  $     (0.26)
   Preferred stock preferences per
    share                                       -             -             -         (0.30)
                                      ------------------------------------------------------
   Basic and diluted net loss per
    share available to common
    shareholders                      $     (0.17)  $     (0.11)  $     (0.34)  $     (0.56)
                                      ======================================================
Weighted average shares outstanding    19,450,197    14,492,526    18,252,815    14,120,048
                                      ======================================================

   The accompanying notes are an integral part of the consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                                   From Inception
                                                                        Six Months Ended                            (October 16,
                                                                             June 30,                                1992) to
                                                             2000                         1999                      June 30, 2000
                                                      ------------------------     ------------------------     --------------------
Cash flows from operating activities:
 Net loss                                                 $(6,279,349)                 $(3,714,827)                $(60,407,329)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
  Purchased in-process research and development                     -                            -                   12,146,544
  Debenture interest expense                                  142,861                            -                      142,861
  Compensation charge related to options and warrants         260,630                        6,000                    2,075,800
  Write-off of acquired technology                                  -                            -                    3,500,000
  Accretion of discount on convertible debentures             189,632                            -                      436,824
  Amortization and depreciation                                17,854                       10,500                    1,509,236
  Changes in current assets and liabilities:
   Decrease in other current assets                           185,051                      315,139                      248,933
   (Decrease) increase in accounts payable and
    accrued expenses                                         (143,702)                    (116,117)                     712,300
                                                      ------------------------     ------------------------     -------------------
Net cash used for operating activities                     (5,627,023)                  (3,499,305)                 (39,634,831)
                                                      ------------------------     ------------------------     --------------------
Cash flows from investing activities:
 Cash acquired through merger                                       -                            -                    1,758,037
 Purchases of fixed assets                                    (42,825)                     (28,184)                    (311,905)
 Increase in other assets                                        (211)                    (190,654)                    (350,097)
 Short term investments:
  Purchases                                                (9,969,870)                  (7,318,466)                 (67,696,290)
  Sales and maturities                                      7,019,355                    2,434,373                   49,502,310
                                                      ------------------------     ------------------------     --------------------
Net cash used for investing activities                     (2,993,551)                  (5,102,931)                 (17,097,945)
                                                      ------------------------     ------------------------     --------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock                    13,049,758                    3,218,746                   29,822,015
 Proceeds from issuance of preferred stock                          -                    6,150,000                   27,022,170
 Preferred stock conversion inducement                              -                            -                     (600,564)
 Proceeds from issuance of notes payable                            -                            -                    2,585,000
 Proceeds from issuance of convertible debentures                   -                            -                    9,000,000
 Principal payments of notes payable                                -                            -                   (2,796,467)
 Payment of note issuance costs                                     -                            -                     (399,702)
 Payment of convertible debenture issuance costs                    -                            -                     (343,208)
 Payment of stock issuance and merger transaction
  costs                                                       (60,780)                    (512,852)                  (2,927,930)
                                                       ------------------------     ------------------------     -------------------
Net cash provided by financing activities                  12,988,978                    8,855,894                   61,361,314
                                                       ------------------------     ------------------------     -------------------
Net increase in cash and cash equivalents                   4,368,404                      253,658                    4,628,538
Cash and cash equivalents, beginning of period                260,134                       71,834                            -
                                                       ------------------------     ------------------------     -------------------
Cash and cash equivalents, end of period                  $ 4,628,538                  $   325,492                 $  4,628,538
                                                       ========================     ========================     ===================
Supplemental cash flow disclosures:
 Non cash transactions (see note 3)


                       The accompanying notes are an integral part of the consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

            Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2000



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

   Stock options and warrants to purchase approximately 7.2 million and approximately 4.5 million shares of common stock were outstanding at June 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Also excluded were approximately 1.8 million shares of common stock issuable upon the conversion of Series A and Series C preferred stock outstanding at June 30, 1999. The exercise of these stock options and warrants, or the conversion of the preferred stock, could potentially dilute earnings per share in the future.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

            Notes to Consolidated Financial Statements (Unaudited)


3.  Supplemental Disclosure of Non-Cash Investing and Financing Activities

    During the six months ended June 30, 2000, the Company issued 87,121 and 300,614 shares of common stock resulting from the conversion of 4,983 and 53,669 shares of Series A and Series C preferred stock, respectively. During the six months ended June 30, 2000, the Company also issued 1,585,416 shares of common stock resulting from the conversion of convertible debentures with a face value of $8 million and the payment of accrued interest of approximately $318,000 in the form of shares of common stock. The carrying value of the debentures plus the accrued interest thereon, net of deferred financing costs of approximately $307,000, was reclassified to additional paid-in capital upon conversion of the debentures and the payment of accrued interest. During the six months ended June 30, 1999, the Company issued 206,296 shares of common stock resulting from the conversion of 11,763 shares of Series A preferred stock.

4.  Comprehensive Loss

    The Company had total comprehensive loss of $3,307,880 and $1,902,666 for the three months ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, total comprehensive loss was $6,138,194 and $4,111,745, respectively.

5.  Stockholders' Equity

    In June 2000, the Company completed a private placement of 1,405,956 shares of common stock, which raised approximately $9.9 million in net proceeds. In connection with the financing, the Company issued 200,000 warrants to purchase common stock at $10.00 per share and 300,000 warrants to purchase common stock at $8.00 per share.

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

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

            Notes to Consolidated Financial Statements (Unaudited)


6.  Accounting Pronouncements

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was amended in March 2000 by Staff Accounting Bulletin No. 101B, "Amendment: Revenue Recognition in Financial Statements," and is effective for the Company's quarter ending December 31, 2000 and all future quarters. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The Company does not expect the provisions of SAB 101 to have a material effect on the Company's financial position or results of operations.

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

Item 2.               Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                (June 30, 2000)


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

Results of Operations

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At June 30, 2000, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.


 Three Months Ended June 30, 2000 and 1999

     The Company's net loss was $3,328,199 during the three months ended June 30, 2000 as compared with $1,636,042 during the three months ended June 30, 1999. Net loss per common share equaled $0.17 per share for the 2000 period as compared to $0.11 per share for the 1999 period. The higher net loss in the 2000 period was primarily due to higher research and development costs. These items were partially offset by lower Therafectin related expenses.

     Research and development expenses were $2,570,726 during the three months ended June 30, 2000 as compared with $745,330 during the three months ended June 30, 1999. The higher level of expenses during the 2000 period reflects the continued maturation and development of the Company's technologies. The increase was primarily attributable to expenditures related to higher enrollment levels in a phase III clinical trial and the development of a good manufacturing process ("GMP") in preparation for the expected filing of a new drug application, the initiation of a phase II clinical trial, and higher pre-clinical manufacturing costs for another technology.

     Licensing fees expense was $100,000 during the three months ended June 30, 2000 as compared with zero during the three months ended June 30, 1999. The Company paid $100,000 during the 2000 period to license one new technology. In addition to an initial licensing fee payment, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin related expenses were zero during the three months ended June 30, 2000 as compared with $503,937 during the three months ended June 30, 1999. The Company is presently evaluating its future plans but does not plan to commit substantial additional financial resources on the development of Therafectin. Expenses during the 1999 period primarily related to manufacturing costs incurred in the production of three lots of GMP material.

     General and administrative expenses were $906,730 during the three months ended June 30, 2000 as compared with $622,558 during the three months ended June 30, 1999. This increase was primarily due to higher non-recurring, non-cash professional service costs during the 2000 period. These costs, representing the fair value (as determined under the Black Scholes pricing model) of warrants and options issued to purchase shares of common stock, totaled $260,630 during the three months ended June 30, 2000 as compared with zero during the three months ended June 30, 1999.

     Interest income was $249,257 during the three months ended June 30, 2000 as compared with $235,783 during the three months ended June 30, 1999.

 Six Months Ended June 30, 2000 and 1999

     The Company's net loss was $6,279,349 during the six months ended June 30, 2000 as compared with $3,714,827 during the six months ended June 30, 1999. Net loss per common share, excluding preferred stock preferences, equaled $0.34 per share for the 2000 period as compared to $0.26 per share for the 1999 period. The higher net loss in the 2000 period was primarily due to higher research and development costs and interest expense incurred on the convertible debentures issued in September 1999. These items were partially offset by lower Therafectin related expenses.

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

     Research and development expenses were $4,421,975 during the six months ended June 30, 2000 as compared with $1,678,793 during the six months ended June 30, 1999. The higher level of expenses during the 2000 period reflects the continued maturation and development of the Company's technologies. The increase was primarily attributable to expenditures related to higher enrollment levels in a phase III clinical trial and the development of a GMP in preparation for the expected filing of a new drug application, the initiation of a phase II clinical trial, and higher pre-clinical manufacturing costs for another technology.

     Licensing fees expense was $200,000 during the six months ended June 30, 2000 as compared with zero during the six months ended June 30, 1999. The Company paid $100,000 during the 2000 period related to the expanded use, for a new medical indication, of a technology previously licensed by the Company. The Company also paid $100,000 during the 2000 period to license one new technology. In addition to the initial licensing fee payments, the Company is obligated to pay additional amounts upon the attainment of development milestones, as defined in each respective licensing agreement, as well as royalties upon the sales of any resulting products. The Company expects to pay future licensing fees, the timing and amounts of which will depend upon the progress attained in developing existing technologies and the terms of agreements which may be executed for technologies currently being developed or which may be developed in the future. There can be no assurance regarding the likelihood or materiality of any such future licensing agreements.

     Therafectin related expenses were zero during the six months ended June 30, 2000 as compared with $1,081,621 during the six months ended June 30, 1999. The Company is presently evaluating its future plans but does not plan to commit substantial additional financial resources on the development of Therafectin. Expenses during the 1999 period primarily related to manufacturing costs incurred in the production of three lots of GMP material.

     General and administrative expenses were $1,672,834 during the six months ended June 30, 2000 as compared with $1,319,025 during the six months ended June 30, 1999. This increase was primarily due to higher non-recurring, non-cash professional service costs during the 2000 period. These costs, representing the fair value (as determined under the Black Scholes pricing model) of warrants and options issued to purchase shares of common stock, totaled $260,630 during the six months ended June 30, 2000 as compared with $6,000 during the six months ended June 30, 1999.

     Interest income was $360,330 during the six months ended June 30, 2000 as compared with $364,612 during the six months ended June 30, 1999. Interest expense was $344,870 during the six months ended June 30, 2000 as compared with zero during the six months ended June 30, 1999. In September 1999, the Company issued $8 million of 8% convertible debentures, and incurred $142,861 in non-cash interest on the 8% coupon and $189,632 in non-cash interest associated with the accretion of the discounted carrying value of the debentures in the 2000 period.

Liquidity and Capital Resources

  Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended June 30, 2000 is as follows:


Date                       Net Proceeds Raised           Securities Issued
---------------------  ----------------------------  ---------------------------
June 2000              $9.9 million                  Common stock
September 1999         $7.4 million                  Convertible debentures
February 1999          $2.3 million                  Common stock
February 1999          $5.6 million                  Preferred stock

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

  At June 30, 2000, the Company had available cash, cash equivalents and short term investments of approximately $22.4 million and working capital of approximately $21.3 million. The Company believes that the level of financial resources available at June 30, 2000 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings, or equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"), which was amended in March 2000 by Staff Accounting Bulletin No. 101B, "Amendment: Revenue Recognition in Financial Statements," and is effective for the Company's quarter ending December 31, 2000 and all future quarters. SAB 101 clarifies the SEC's views related to revenue recognition and disclosure.
The Company does not expect the provisions of SAB 101 to have a material effect on the Company's financial position or results of operations.

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

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1:    LEGAL PROCEEDINGS.
           -----------------

           None.

ITEM 2:    CHANGES IN SECURITIES.
           ---------------------

       In June 2000, the Company issued 1,405,956 shares of its common stock to an institutional investment fund for $7.11 per share, resulting in aggregate proceeds to the Company of $10,000,000 before deducting offering expenses of $60,780. In connection with the financing, the Company issued 200,000 warrants to purchase common stock at $10.00 per share and 300,000 warrants to purchase common stock at $8.00 per share.

ITEM 3:    DEFAULTS UPON SENIOR SECURITIES.
           -------------------------------

           None.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

       The annual meeting of stockholders was held on June 13, 2000. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorom. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and witheld or negative ("withheld") votes set forth below each matter.

       1. To consider and act upon a proposal to elect seven directors for a term ending at the next annual meeting and until each such director's successor is duly elected and qualified:

                                                        For          Withheld
                                                 ---------------  -------------
                Colin B. Bier, Ph.D.                  14,894,930        120,807
                S. David Hillson, Esq.                14,735,446        280,291
                Robert Langer, Sc. D.                 14,910,380        105,357
                Marc E. Lanser, M.D.                  14,914,630        101,107
                Ira W. Lieberman, Ph.D.               14,914,330        101,407
                E. Christopher Palmer, CPA            14,883,309        132,428
                Scott Weisman, Esq.                   14,902,045        113,692

       2. To approve an amendment to increase to 40,000,000 the number of shares of Common Stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation filed with the Secretary of the State of Delaware on March 29, 1996, as heretofore amended, an increase of 10,000,000 shares:

                        For      Against    Abstain
                    ----------- --------   ---------
                    14,520,167    431,712   63,858

       3. To approve an amendment to the Company's 1998 Omnibus Stock Option Plan to increase to 1,500,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 500,000 shares:

                      For       Against    Abstain
                -------------  --------  -----------
                   14,224,191   720,153     71,393

ITEM 5:  OTHER INFORMATION.
         -----------------

       (a) Exhibits.

           None.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

        (a) Exhibits.

            27.1 Financial Data Schedule

        (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2000.


                        Date of Report       Item Reported
                        ---------------  --------------------
                        May 9, 2000                5,7
                        June 1, 2000               5,7

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:   August 11, 2000               /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                        /s/ Joseph Hernon
                                       ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)