Form 10-Q
period 2000-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2000-11-14
CIK 94784

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    September 30, 2000
                                       ------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________ to ____________________

Commission File Number                0-6533
                                      ------

                           BOSTON LIFE SCIENCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                  87-0277826
--------------------------------                -------------------
(State or other jurisdiction of                    (IRS Employer
incorporation or organization)                  Identification No.)



137 Newbury Street, 8th Floor, Boston, Massachusetts    02116
----------------------------------------------------  ----------
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

                   (X)    Yes                     ( )    No

As of November 10, 2000 there were 20,720,638 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q



                                                            Page (s)
                                                            --------

Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

       Consolidated Balance Sheets as of September 30, 2000             1
       and December 31, 1999

       Consolidated Statements of Operations for the three and          2
       nine months ended September 30, 2000 and 1999, and for the period from inception (October 16, 1992) to September 30, 2000

       Consolidated Statements of Cash Flows for the nine months        3
       ended September 30, 2000 and 1999, and for the period from inception (October 16, 1992) to September 30, 2000

       Notes to Consolidated Financial Statements                       4 - 6

  Item 2 - Management's Discussion and Analysis of Financial            7 - 10
        Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk   10

Part II - Other Information

  Item 1 - Legal Proceedings                                            11

  Item 2 - Changes in Securities                                        11

  Item 3 - Defaults Upon Senior Securities                              11

  Item 4 - Submission of Matters to a Vote of Security Holders          11

  Item 5 - Other Information                                            11

  Item 6 - Exhibits and Reports on Form 8-K                             11

Signatures                                                              12

Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                           September 30,             December 31,
                                                                               2000                      1999
                                                                      ---------------------     ---------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $  1,526,774              $    260,134
  Short-term investments                                                         20,173,151                14,690,308
  Other current assets                                                              356,556                   599,943
                                                                      ---------------------     ---------------------
      Total current assets                                                       22,056,481                15,550,385
Fixed assets, net                                                                    45,059                    10,796
Other assets                                                                        194,292                   511,031
                                                                      ---------------------     ---------------------
      Total assets                                                             $ 22,295,832              $ 16,072,212
                                                                      =====================     =====================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                        $  1,975,004              $  1,803,667

8% convertible redeemable debentures                                                      -                 4,647,192
Series C convertible redeemable preferred stock, $.01 par value;
 475,000 shares authorized; 53,669 shares issued and outstanding at
 December 31, 1999                                                                        -                 1,046,546

Stockholders' equity:
  Series A convertible preferred stock, $.01 par value; 15,000 shares authorized; 4,983 shares issued and outstanding at December 31,
   1999                                                                                   -                        50
  Common stock, $.01 par value; 40,000,000 shares authorized;
   20,720,638 and 16,280,473 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively                           207,206                   162,805
  Additional paid-in capital                                                     83,661,199                63,093,089
  Accumulated other comprehensive loss                                             (220,011)                 (553,157)
  Deficit accumulated during development stage                                  (63,327,566)              (54,127,980)
                                                                      ---------------------     ---------------------
      Total stockholders' equity                                                 20,320,828                 8,574,807
                                                                      ---------------------     ---------------------
      Total liabilities and stockholders' equity                               $ 22,295,832              $ 16,072,212
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                                                   From Inception
                                                                                                     (October 16,
                                            Three Months Ended              Nine Months Ended          1992) to
                                               September 30,                  September 30,         September 30,
                                           2000            1999           2000            1999           2000
                                      ----------------------------------------------------------------------------
Revenues                               $         -     $   200,000    $         -     $    200,000   $    900,000
Operating expenses:
 Research and development                2,608,037       1,845,258      7,230,012        4,605,672     39,282,588
 General and administrative                692,068         682,872      2,364,902        2,001,897     15,281,571
 Purchased in-process research and
  development                                    -       1,725,000              -        1,725,000     12,146,544
                                      ----------------------------------------------------------------------------
   Total operating expenses              3,300,105       4,253,130      9,594,914        8,332,569     66,710,703
                                      ----------------------------------------------------------------------------

   Loss from operations                (3,300,105)      (4,053,130)    (9,594,914)      (8,132,569)   (65,810,703)
Interest expense                                -         (214,063)      (344,870)        (214,063)    (2,252,457)
Interest income                           379,868          190,558        740,198          555,170      4,735,594
                                      ----------------------------------------------------------------------------

   Net loss                           $(2,920,237)     $(4,076,635)   $(9,199,586)    $ (7,791,462)  $(63,327,566)
                                      ============================================================================


Calculation of net loss available to
 common shareholders:
   Net loss                           $(2,920,237)     $(4,076,635)   $(9,199,586)    $ (7,791,462)
   Preferred stock preferences                  -                -              -       (4,240,000)
                                      -------------------------------------------------------------
   Net loss available to common
    shareholders                      $(2,920,237)     $(4,076,635)   $(9,199,586)    $(12,031,462)
                                      =============================================================


Calculation of basic and diluted net
 loss per share available to common
 shareholders:
   Net loss per share                 $     (0.14)     $    (0.27)    $     (0.48)    $      (0.54)
   Preferred stock preferences per
    share                                       -               -               -            (0.30)
                                      -------------------------------------------------------------
   Basic and diluted net loss per
    share available to common
    shareholders                      $     (0.14)     $     (0.27)   $     (0.48)    $      (0.84)
                                      =============================================================

Weighted average shares outstanding    20,618,442       14,894,266     19,041,358       14,253,961
                                      =============================================================




   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                                               From Inception
                                                                                                (October 16,
                                                                 Nine Months Ended                1992) to
                                                                   September 30,                September 30,
                                                            2000                1999                2000
                                                      --------------     ---------------     ------------------

Cash flows from operating activities:
 Net loss                                               $ (9,199,586)        $(7,791,462)        $(63,327,566)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
  Purchased in-process research and development                    -           1,725,000           12,146,544
  Write-off of acquired technology                                 -                   -            3,500,000
  Debenture interest expense                                 142,861                   -              142,861
  Compensation charge related to options and warrants        320,993             115,000            2,136,163
  Accretion of discount on convertible debentures            189,632             214,063              436,824
  Amortization and depreciation                               21,884              11,185            1,513,266
  Changes in current assets and liabilities:
   Decrease in other current assets                          243,387             310,139              307,269
   Increase (decrease) in accounts payable and
    accrued expenses                                         346,337             (37,127)           1,202,339
                                                      --------------     ---------------     ----------------
Net cash used for operating activities                    (7,934,492)         (5,453,202)         (41,942,300)
                                                      --------------     ---------------     ----------------

Cash flows from investing activities:
 Cash acquired through merger                                      -                   -            1,758,037
 Purchases of fixed assets                                   (43,770)             (9,233)            (312,850)
 Increase in other assets                                     (2,903)           (180,196)            (352,789)
 Purchases of short-term investments                     (15,563,293)         (7,318,466)         (73,289,713)
 Sales and maturities of short-term investments           10,413,596           4,364,235           52,896,551
                                                      --------------     ---------------     ----------------
Net cash used for investing activities                    (5,196,370)         (3,143,660)         (19,300,764)
                                                      --------------     ---------------     ----------------

Cash flows from financing activities:
 Proceeds from issuance of common stock                   14,476,925           3,574,709           31,249,182
 Proceeds from issuance of preferred stock                         -           6,150,000           27,022,170
 Preferred stock conversion inducement                             -                   -             (600,564)
 Proceeds from issuance of notes payable                           -                   -            2,585,000
 Proceeds from issuance of convertible debentures                  -           8,000,000            9,000,000
 Principal payments of notes payable                               -                   -           (2,796,467)
 Payments of financing costs                                 (79,423)         (1,184,761)          (3,689,483)
                                                      --------------     ---------------     ----------------
Net cash provided by financing activities                 14,397,502          16,539,948           62,769,838
                                                      --------------     ---------------     ----------------

Net increase in cash and cash equivalents                  1,266,640           7,943,086            1,526,774
Cash and cash equivalents, beginning of period               260,134              71,834                    -
                                                      --------------     ---------------     ----------------
Cash and cash equivalents, end of period                $  1,526,774         $ 8,014,920         $  1,526,774
                                                      ==============     ===============     ================

Supplemental cash flow disclosures:
 Non cash transactions (see note 3)

   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)

                               September 30, 2000


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

   The Company has reclassified Therafectin related expenses to research and development expenses including the $3,500,000 write-off of acquired technology recognized in the Consolidated Statement of Operations in 1999.

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

   Stock options and warrants to purchase approximately 6.9 million and approximately 6.3 million shares of common stock were outstanding at September 30, 2000 and 1999, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Also excluded were approximately 1.1 million shares of common stock issuable upon the conversion of Series A and Series C preferred stock outstanding at September 30, 1999. The exercise of those stock options and warrants outstanding at September 30, 2000, which could generate proceeds to the Company of up to $40 million, could potentially dilute earnings per share in the future.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)


3.  Supplemental Disclosure of Non-cash Investing and Financing Activities

    During the nine months ended September 30, 2000, the Company issued 87,121 and 300,614 shares of common stock resulting from the conversion of 4,983 and 53,669 shares of Series A and Series C preferred stock, respectively. During the nine months ended September 30, 2000, the Company also issued 1,585,416 shares of common stock resulting from the conversion of convertible debentures with a face value of $8 million and the payment of accrued interest of approximately $318,000 in the form of shares of common stock. The carrying value of the debentures plus the accrued interest thereon, net of deferred financing costs of approximately $307,000, was reclassified to additional paid-in capital upon conversion of the debentures and the payment of accrued interest. During the nine months ended September 30, 1999, the Company issued 206,296 and 588,975 shares of common stock resulting from the conversion of 11,763 and 117,795 shares of Series A and Series C preferred stock, respectively.

4.  Comprehensive Loss

    The Company had total comprehensive loss of $2,728,246 and $4,149,094 for the three months ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, total comprehensive loss was $8,866,440 and $8,260,839, respectively.

5.  Financing Activities

    In June 2000, the Company completed a private placement of 1,405,956 shares of common stock, which raised approximately $9.9 million in net proceeds. In connection with the financing, the Company issued 200,000 warrants to purchase common stock at $10.00 per share and 300,000 warrants to purchase common stock at $8.00 per share.

    In September 1999, the Company issued $8 million in convertible debentures, which raised approximately $7.4 million in net proceeds. In connection with the financing, the Company issued 970,000 warrants to purchase common stock at $5.75 per share and 720,000 warrants to purchase common stock at $8.25 per share.

    In February 1999, the Company completed a private placement of Series C convertible preferred stock, $.01 par value, which raised approximately $5.6 million in net proceeds.

    In February 1999, the Company completed a private placement of 647,668 shares of common stock, which raised approximately $2.3 million in net proceeds.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)


6.  Acquisition of Fusion Toxin Technology

    In September 1999, the Company finalized an agreement with MTR Technologies, Inc. ("MTR") under which it acquired an option to acquire the licensing rights to certain technology covering fusion toxins for the treatment of a wide variety of solid tumors, as well as multiple sclerosis and allergies. The technology was invented by scientists at Hadassah Medical School of the Hebrew University in Jerusalem, and was initially licensed to MTR by Yissum Research Development Company of the Hebrew University in Jerusalem ("Yissum"). The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercise price of $4.25 per share as consideration for the option. The fair value of such consideration of $1,725,000 was recognized in the Consolidated Statement of Operations for the nine months ended September 30, 1999 as purchased in-process research and development. The Company elected not to exercise its option rights which expired in May 2000.

7.  Accounting Pronouncements

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

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company does not expect the adoption of the statement to have a material effect on its financial statements.

Item 2.               Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                              (September 30, 2000)


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

Results of Operations

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At September 30, 2000, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.

 Three Months Ended September 30, 2000 and 1999

     The Company's net loss was $2,920,237 during the three months ended September 30, 2000 as compared with $4,076,635 during the three months ended September 30, 1999. Net loss per common share equaled $0.14 per share for the 2000 period as compared to $0.27 per share for the 1999 period. The lower net loss in the 2000 period was primarily due to a purchased in-process research and development charge in the 1999 period of $1,725,000, partially offset by higher research and development expenses in the 2000 period.

     Revenue was zero for the three months ended September 30, 2000 as compared with $200,000 for the three months ended September 30, 1999. In September 1999, the Company announced that it had entered into a development and licensing agreement with a major pharmaceutical company to develop a major sector of the Company's transcription factor technology. Under the terms of the agreement, the pharmaceutical company will screen its small molecule collection for potential inhibitors of the transcription factor, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. The Company will also receive royalties on eventual sales of any product derived from the development effort. The Company received a one-time payment upon the execution of the development and licensing agreement which was recognized as revenue because the Company has no remaining performance obligations.

     Research and development expenses were $2,608,037 during the three months ended September 30, 2000 as compared with $1,845,258 during the three months ended September 30, 1999. The higher level of expenses during the 2000 period reflects the continued maturation and development of the

Company's technologies. The increase was primarily related to the development of a GMP manufacturing process for one technology, costs associated with a phase II clinical trial, and higher pre-clinical manufacturing costs for another technology.

     General and administrative expenses were $692,068 during the three months ended September 30, 2000 as compared with $682,872 during the three months ended September 30, 1999.

     Interest income was $379,868 during the three months ended September 30, 2000 as compared with $190,558 during the three months ended September 30, 1999. The increase was primarily due to higher average cash, cash equivalent, and short-term investment balances during the 2000 period as compared to the 1999 period. Interest expense was zero during the three months ended September 30, 2000 as compared with $214,063 during the three months ended September 30, 1999. The 1999 expense represents a non-cash charge associated with the accretion of the carrying amount of the convertible debentures to their maturity value over the term of the debentures.

 Nine Months Ended September 30, 2000 and 1999

     The Company's net loss was $9,199,586 during the nine months ended September 30, 2000 as compared with $7,791,462 during the nine months ended September 30, 1999. Net loss per common share, excluding preferred stock preferences, equaled $0.48 per share for the 2000 period as compared to $0.54 per share for the 1999 period. The higher net loss in the 2000 period was primarily due to higher research and development costs, partially offset by a purchased in-process research and development charge in the 1999 period of $1,725,000.

     The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $4,240,000, totaled $12,031,462. Net loss per common share available to common stockholders for the 1999 period, including $0.30 attributable to preferred stock preferences, totaled $0.84. In February 1999, the Company completed a private placement of Series C convertible preferred stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million and the warrants had a fair value of approximately $1.8 million, which amounts are included in the preferred stock preferences.

     Revenue was zero for the nine months ended September 30, 2000 as compared with $200,000 for the nine months ended September 30, 1999. In September 1999, the Company announced that it had entered into a development and licensing agreement with a major pharmaceutical company to develop a major sector of the Company's transcription factor technology. Under the terms of the agreement, the pharmaceutical company will screen its small molecule collection for potential inhibitors of the transcription factor, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. The Company will also receive royalties on eventual sales of any product derived from the development effort. The Company received a one-time payment upon the execution of the development and licensing agreement which was recognized as revenue because the Company has no remaining performance obligations.

     Research and development expenses were $7,230,012 during the nine months ended September 30, 2000 as compared with $4,605,672 during the nine months ended September 30, 1999. The higher level of expenses during the 2000 period reflects the continued maturation and development of the Company's technologies. The increase was primarily attributable to higher clinical trial expenses and increased product manufacturing costs. During the 2000 period, a phase II clinical trial was initiated and the Company incurred higher costs for a phase III clinical trial that was in process during both periods. The Company also incurred higher product manufacturing costs during the 2000 period related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology.

     General and administrative expenses were $2,364,902 during the nine months ended September 30, 2000 as compared with $2,001,897 during the nine months ended September 30, 1999. This increase was primarily due to higher non-recurring, non-cash professional service costs during the 2000 period. These costs, representing the fair value (as determined under the Black Scholes pricing model) of warrants and options issued to purchase shares of common stock, totaled $320,993 during the 2000 period as compared with $115,000 during the 1999 period.

     Interest income was $740,198 during the nine months ended September 30, 2000 as compared with $555,170 during the nine months ended September 30, 1999. The increase was primarily due to higher average cash, cash equivalent, and short-term investment balances during the 2000 period as compared to the 1999
period.   Interest expense was $344,870 during the nine months ended September
30, 2000 as compared with $214,063 during the nine months ended September 30, 1999. The increase was primarily due to a higher daily average balance on the $8 million of 8% convertible debentures during the 2000 period. The debentures were issued in September 1999 and were converted into common stock in February and March 2000.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended September 30, 2000 is as follows:

Date                   Net Proceeds Raised          Securities Issued
---------------------  ---------------------------- -----------------------
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

     At September 30, 2000, the Company had available cash, cash equivalents and short-term investments of approximately $21.7 million and working capital of approximately $20.1 million. The Company believes that the level of financial resources available at September 30, 2000 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings, or equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

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

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which was amended by SFAS No. 137 and SFAS No. 138 and is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The statement requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company does not expect the adoption of the statement to have a material effect on its financial statements.

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

ITEM 5:   OTHER INFORMATION.
          -----------------

          (a) Exhibits.

              None.

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a) Exhibits.

              27.1  Financial Data Schedule

          (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2000.


                    Date of Report          Item Reported
                    ------------------      -------------
                    July 27, 2000               5,7


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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:   November 13, 2000             /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)