Form 10-K
period 2000-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2001-03-29
CIK 94784

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   OF 1934

  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the transition period

                         Commission file number 0-6533

                               ----------------

                           BOSTON LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                              87-0277826
      (State or other jurisdiction                    (I.R.S. Employer
      of incorporation or organization)              Identification No.)

          137 Newbury Street, 8th Floor                   02116
              Boston, Massachusetts                    (Zip Code)
  (Address of principal executive offices)


       Registrant's telephone number, including area code: (617) 425-0200

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, Par Value $.01 Per Share
                       Warrants to Purchase Common Stock
                       Rights to Purchase Preferred Stock
                                (Title of Class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (((S)) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq National Market on March 16, 2001, the aggregate market value of the 20,533,758 outstanding shares of voting stock held by nonaffiliates of the Registrant was $82,751,045.

   As of March 16, 2001, there were 20,726,638 shares of the Registrant's Common Stock issued and outstanding.

   Documents incorporated by reference: Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Registrant's 2001 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

Item 1. Business.

Overview

   Boston Life Sciences, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system ("CNS") disorders and autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the "Merger"). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. ("BLSI" or the "Company" or "We"). Our principal executive offices are located at 137 Newbury Street, 8th Floor, Boston, Massachusetts, and the telephone number is (617) 425-0200.

   In general, our corporate strategy is to seek to (i) utilize our affiliations and relationships with Harvard University and its affiliated hospitals ("Harvard and its Affiliates"), and other scientific institutions, to license the rights to promising medical discoveries, (ii) fund the preclinical and clinical development of these licensed technologies, and (iii) enter into corporate partnering arrangements with established pharmaceutical or biotechnology companies to support the late-stage development of our technologies and the marketing of any products as and to the extent they receive government approval. Additionally, since we do not currently own any laboratory or manufacturing facilities, we contract for such services and intend to continue to do so.

   We currently have ten technologies in our product portfolio, the majority of which were invented or discovered by researchers working at Harvard and its Affiliates and have been licensed to us.

ALTROPANE(TM) Imaging Agent

   The ALTROPANE(TM) imaging agent is a small molecule invented by researchers at Harvard and its Affiliates and the Massachusetts General Hospital that we are developing as a diagnostic for Parkinson's Disease ("PD") and Attention Deficit Hyperactivity Disorder ("ADHD"). The ALTROPANE(TM) imaging agent is an 123I-based nuclear medicine imaging agent that binds with extremely high affinity and specificity to the Dopamine Transporter ("DAT"). Consequently, the amount of the ALTROPANE(TM) imaging agent taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. In patients with PD, there is a marked decrease in the number of DATs in the striatal region of the brain. As a result, when the ALTROPANE(TM) imaging agent is administered to patients with PD, its uptake is substantially diminished as compared to patients without PD. This marked decrease in the ALTROPANE(TM) imaging agent uptake in patients with PD is the basis for the use of the ALTROPANE(TM) imaging agent as a diagnostic test for early PD. Conversely, ADHD appears to be associated with an excess number of DATs in this same region of the brain and thus the ALTROPANE(TM) imaging agent has the potential to be a valuable diagnostic imaging agent for ADHD as well.

 Parkinson's Disease

   Parkinson's Disease is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. It is caused by a significant decrease in the number of dopamine producing cells in specific areas of the brain. Inadequate production of dopamine causes the classic PD symptoms of resting tremor, muscle retardation, and rigidity. PD afflicts about 250,000-500,000 Americans and about 4 million individuals worldwide (developed nations). The number of individuals having PD is expected to grow substantially as people continue to live longer and the overall population ages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. There is presently no objective test available in the United States to diagnose PD.

   We completed our Phase I clinical trial of the ALTROPANE(TM) imaging agent for PD in February 1998 and completed our 40 patient, Phase II clinical trial in February 1999. We believe that the results of the Phase

II study provide clear evidence that the ALTROPANE(TM) imaging agent is useful in distinguishing normal individuals from those individuals with early PD. The results of the Phase II trial indicate that patients with early or mild PD were reliably and easily differentiated from normal patients based on the ALTROPANE(TM) imaging agent scan results. Normal patients had a mean striatal binding potential of 1.07 +/- 0.17 vs 0.44 +/- 0.19 for patients with early/mild PD (p less than 0.00007). The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.90). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients.

   We initiated our Phase III clinical trial in March of 1999 and completed trial enrollment in March of 2000. The trial was conducted at 20 clinical sites and was comprised of 165 patients. The Phase III study was designed to assess the efficacy of the ALTROPANE(TM) imaging agent-SPECT scanning in a sample population representative of those individuals that consult with neurologists or internists for undiagnosed movement disorders. The study enrolled 95 subjects having the clinical diagnosis of Parkinsonian Syndrome ("PS") and 70 patients having non-Parkinsonian Syndrome movement disorders with clinical features similar to PS but whose symptoms are caused by something other than a destruction of dopamine producing cells. PD is the most common form of PS, the name for a group of disorders with similar features. These disorders share the same primary clinical symptoms, and all are the result of the loss of dopamine-producing brain cells. These clinical diagnoses were made by expert neurologists specializing in movement disorders. The ALTROPANE(TM) imaging agent-SPECT scans were performed on each subject and were reviewed by an independent three-member panel of nuclear medicine physicians specializing in neuroimaging who had no knowledge of the clinical diagnosis. The ALTROPANE(TM) imaging agent scans were read and categorized as being consistent with either PS or non-PS, and were then compared to the expert clinical diagnosis.

   In July 2000, we announced that the results of the trial had confirmed the ALTROPANE(TM) imaging agent's ability to differentiate Parkinson's movement disorders (including PD) from other movement disorders. The primary efficacy endpoints were both statistically significant. Only six scans (out of 165) could not be read due to technical or other difficulties. There were no ALTROPANE(TM) imaging agent-related adverse events reported in the study.

   In August 2000, we signed an agreement with MDS Nordion, Inc. of Ottawa, Canada to supply the ALTROPANE(TM) imaging agent under the Good Manufacturing Process ("GMP") required by the Food and Drug Administration ("FDA"). Part of the agreement calls for MDS Nordion to also manufacture the ALTROPANE(TM) imaging agent for the commercial market if and when the ALTROPANE(TM) imaging agent is approved. MDS Nordion specializes in radioisotopes, radiation, and related technologies used to diagnose, prevent and treat disease, is the recognized pre-eminent producer of /123/Iodine in North America, and has a high-quality manufacturing facility for producing finished radiopharmaceuticals. MDS Nordion is part of MDS Inc., an international health and life sciences company based in Canada. MDS Nordion provides laboratory testing, imaging agents for nuclear medicine testing, sterilization systems for medical and consumer products, research services to speed the discovery and development of new drugs, therapy systems for planning and delivery of cancer treatment, analytical instruments to assist in the development of new drugs, and medical/surgical supplies.

   MDS Nordion is expected to complete the establishment of a GMP manufacturing process for the ALTROPANE(TM) imaging agent in the third quarter of 2001. This project will include the manufacture of three lots of GMP material. In addition, MDS Nordion will compile and prepare the regulatory information for the Chemistry Manufacturing and Controls ("CMC") section of the Company's potential New Drug Application ("NDA") filing with the FDA. The Company expects to meet with the FDA in 2001 to review the clinical results obtained to date, and to discuss the potential filing of an NDA seeking marketing approval for the ALTROPANE(TM) imaging agent. The Company looks forward to presenting the Phase III and other related clinical and regulatory data to the FDA. However, there can be no assurance that the FDA will agree that the clinical results obtained to date will be sufficient for the filing of an NDA or for approval of the ALTROPANE(TM) imaging agent.

 Attention Deficit Hyperactivity Disorder (ADHD)

   ADHD is the most commonly diagnosed behavioral disorder in children and is the fastest growing psychiatric disorder in adults. Since 1990, the total number of American children diagnosed with ADHD has risen from 900,000 to over
5.5 million, and the use of stimulant medication such as Ritalin(R) has increased 700% in the same period. ADHD is currently diagnosed according to a set of behavioral criteria defined in the Diagnostic and Statistical Manual
(DSM) used by psychiatrists. However, it has not been possible to validate these criteria against an objective biological standard since such a standard has never been established and does not currently exist. Consequently, the DSM criteria have generated widespread concern and, in the view of many critics, often are misapplied and misinterpreted. The lack of a clear-cut, demonstrated biological basis for ADHD has led to a great deal of confusion concerning the diagnosis of ADHD and has even provoked skepticism regarding the existence of the disorder.

   There is currently no objective test to diagnose ADHD. Researchers have recently postulated, but have not been able to confirm, that ADHD may be linked to an abnormality in the DAT. A number of stimulant medications, including Ritalin(R), currently constitute the most prescribed treatment for the broadly described disorder labeled "ADHD." Since there has not been an objective test to differentiate between biochemical abnormality and purely psychological behavior disorders, the increasing use of potentially addictive drugs among children has prompted vigorous public debate amongst educators, parents and the medical community. This concern has escalated in recent years as evidenced by widespread coverage in the media.

   In June 1999, we initiated a development program utilizing the ALTROPANE(TM) imaging agent for the early diagnosis of ADHD. Under a Physician's Sponsored Investigational New Drug ("IND") application, adult patients with ADHD underwent brain scanning using the ALTROPANE(TM) imaging agent, and were found to have a significantly abnormal elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The results of the study were subsequently published in the December 18, 1999 issue of the British medical journal The Lancet. The senior author of the article was Dr. Alan Fischman, Chief of Nuclear Medicine at the Massachusetts General Hospital.

   The excessive number of dopamine transporters found in the midbrain in these ADHD subjects suggests that there may be an underlying detectable biochemical abnormality in at least a certain segment of individuals presenting with symptoms of ADHD. We believe that this abnormality is related to the production of excessive amounts of dopamine in the midbrain of individuals with ADHD. Based on the results obtained in this trial, we convened an independent panel composed of ADHD experts, neurologists and radiologists to help us determine the potential utility of the ALTROPANE(TM) imaging agent as a safe, definitive and rapid diagnostic test for biochemically based ADHD. If successfully developed, such a diagnostic test could help physicians determine the appropriate medical therapy, as physicians currently rely solely on the psychological and behavioral criteria to diagnose ADHD.

   In January 2000, we finalized the clinical trial program after discussing with the FDA the appropriate structure for the Phase II and III clinical trials. We initiated our Phase II trial in April 2000 and completed trial enrollment in September 2000. The trial, comprised of 40 adult patients, was designed to expand the database on normal individuals and to elaborate on the findings obtained to date. In March 2001, we announced that the ALTROPANE(TM) imaging agent had succeeded in identifying adults with long-standing expertly-diagnosed ADHD in the Phase II study. Adults (age 20-40) diagnosed by clinical experts as having ADHD had highly statistically-significant elevations in the number of their brain dopamine transporters (p<0.001) compared to normal (non-
ADHD) individuals of the same age group. The 40 subject study was carried out at four academic medical institutions in the U.S., and the data analysis was performed at the Massachusetts General Hospital in Boston.

   The highly statistically-significant separation of ADHD from normal individuals based on the ALTROPANE(TM) imaging agent brain scan in this study confirms the results of our pilot study published in the journal The Lancet. We believe it represents an important milestone in the development of the ALTROPANE(TM) imaging agent as an objective, biologically-based test for the diagnosis of ADHD. We will use the findings of this study to carefully design our future clinical development program, with the ultimate goal of having a practical and objective nuclear medicine test for ADHD. Because of the national controversy presently surrounding the clinical diagnosis of ADHD, we believe that the need for an objective, biologically-based diagnosis for ADHD has never been greater, nor more urgent for our society.

   We are presently evaluating the next phase of our clinical program. We may proceed with two parallel Phase III studies in adults 20-40 years of age, or we may first conduct an additional Phase II trial using a simplified scanning procedure and algorithm adjustments. Upon obtaining successful results of these trials, we would then file for marketing approval for the ALTROPANE(TM) imaging agent to diagnose ADHD in adults. Upon completion of adult trials, in line with guidance from the FDA, we plan to initiate a comprehensive Phase III study in children in order to expand the indication for this diagnostic to serve the approximately five million children for whom the diagnosis of ADHD is often a perplexing issue for doctors, educators and parents. We hope to obtain "fast track" designation from the FDA for the ALTROPANE(TM) imaging agent in the ADHD indication based on "unmet medical need". Under fast track provisions, the FDA is committed to working with the sponsor for the purpose of expediting the clinical development and evaluation of the drug's safety and efficacy. There can be no assurance that we will obtain fast track designation or that, if obtained, such designation will guarantee a faster development process, review or approval compared to the conventional FDA procedures.

 Market Potential

   We believe that the total market prospects for the ALTROPANE(TM) imaging agent in both PD and ADHD are substantial. It is estimated that 250,000 individuals per year present to their physician with new, undiagnosed movement disorders, and are therefore candidates for the ALTROPANE(TM) imaging agent scan to diagnose or rule-out early Parkinson's Disease. In the far larger ADHD market, a conservatively estimated 1.5 million adults between the ages of 20 to 40 are tentatively diagnosed with ADHD. The most significant single market is, of course, the 5 million children who are categorized as having ADHD. The annual incidence (new cases) of ADHD in both adults and children is approximately 1.6 million. We believe that an effective diagnostic for ADHD will provide a much-needed objective basis for therapeutic intervention with drugs such as Ritalin(R). Including its use for both PD and ADHD indications, we believe that the ALTROPANE(TM) imaging agent has the potential, if approved, to become one of the largest selling radiopharmaceuticals ever developed. Our preliminary projections point toward a combined potential of 300,000 to 500,000 scans per year.

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

   Our anti-angiogenic agent, Troponin I ("Troponin") was discovered to be present in cartilage (a tissue devoid of blood vessels) by scientists at Children's Hospital in Boston, and found to have extremely strong anti-angiogenic activity, both in vitro and in vivo. Recombinant Troponin has been shown to inhibit lung metastases in animals at doses that by extrapolation to the human equivalent appears to yield a convenient clinical dosing regimen. The scientific basis for our development of Troponin was published in the March 16, 1999 edition of the Proceedings of the National Academy of Sciences ("PNAS"). We own the exclusive license to the issued (November 1998) U.S. patent for the use of Troponin I to treat a broad spectrum of angiogenic diseases including solid tumors, eye diseases, atherosclerosis, hypertrophic scarring (including in the spinal cord), arthritis and psoriasis. A second patent, covering pharmaceutical compositions of Troponin, was subsequently issued to us (March 2000) which significantly strengthens our proprietary position regarding the use of this natural compound.

   In January 2001, we announced the development of a proprietary method for the purification of complex bacterial-produced recombinant proteins, such as Troponin, that conserves the biological activity of the native protein. We believe that this method will enable us to produce large amounts of highly active Troponin at a relatively advantageous cost for our clinical trials and, if approved, subsequent commercialization. The development of an economic, scale-up methodology for production of complex proteins while adhering to FDA mandated standards for purity and still retaining requisite biological activity has been a very difficult problem for the biotechnology industry. This has been especially true in the case of several anti-angiogenic agents.

   In January 2001, we entered into a supply agreement with Marathon Biopharmaceuticals under which Marathon will manufacture GMP Troponin for our IND application and our Phase I/II clinical trials. This agreement represents the culmination of two years of effort to refine the manufacturing process for Troponin. We expect that our collaboration with Marathon will enable us to consistently manufacture Troponin with high levels of anti-angiogenic activity and purity in the GMP environment mandated by the FDA. Marathon Biopharmaceuticals is an operating division of CoPharma, Inc., a private biotechnology company based in Hopkinton, MA. Marathon's 65,000 square foot manufacturing plant has received full GMP certification from the FDA. According to Marathon, their facility systems include microbial cell expression systems from 10L up to 800L, protein purification suites with microfiltration and ultrafiltration systems, centrifugation and chromatography, fully equipped and staffed QC laboratories, and fully equipped process development and product characterization laboratories. Marathon is the current commercial supplier of one FDA approved product and produces clinical material for over a dozen other biotechnology and pharmaceutical companies.

   We hope to initiate Phase I/II studies in patients with breast cancer and prostate cancer by the end of 2001, although there can be no assurance that we can meet this timetable.

 2. Inosine and Axogenesis Factor 1 (AF-1)

   Unlike lower vertebrates, human beings are incapable of regenerating damaged or destroyed nerves in their CNS. Thus, severe injuries to the spinal cord and brain generally result in permanent disability. In a limited way, other accessory nerve pathways can compensate for those that have been destroyed, resulting in limited recovery with rehabilitation, particularly after stroke. In contrast, peripheral nerves, such as those innervating in the limbs, can regenerate, albeit extremely slowly, resulting in the potential for substantial functional recovery with time. The question as to why peripheral nerves, but not CNS nerves, can regenerate has been one of the central questions in neurobiology. Much research effort has been devoted to identifying the factors that could explain the differences in regenerative potential between the peripheral and CNS.

   Inosine and Axogenesis Factor 1 (AF-1) are nerve growth factors which specifically promote axon outgrowth in CNS cells. We acquired the rights to Inosine and AF-1 from Children's Medical Center in 1995. Since axons form the connections between cells of the CNS (brain and spinal cord), we believe that Inosine and AF-1 could provide a means to regenerate those connections following CNS damage suffered in stroke or spinal cord injury. We believe that these compounds have the potential to treat other acute and chronic degenerative CNS disorders, such as PD and Alzheimer's.

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

   In November 1999, our collaborating scientists at Children's Hospital, Boston, reported in The Proceedings of the National Academy of Sciences (PNAS) that Inosine had stimulated axon collateral growth in an animal model that has many features in common with spinal cord injury in humans. In this model, one side of the corticospinal tract in rats was severed as it courses through the brainstem. Inosine was then infused directly into the motor cortex of the brain, the site of origin for those axons descending into the non-injured side of the corticospinal tract. After 14 days of treatment, newly grown axon branches were traced by injecting a dye into the treated nerve cells in the cortex. Animals were then sacrificed and the spinal cord examined for histologic evidence of new axon growth. Almost all of the treated animals showed signs of extensive collateral sprouting of axons from the uninjured to the injured side of the corticospinal tract reaching below the level of the hemi-transection. These new axonal branches then continued to descend down the injured side of the corticospinal tract, effectively replacing severed axons with new ones. These axons were found to enter the gray matter of the spinal cord in a normal fashion. The number of collateral (new) axons ranged up to 2,500 per treated animal, compared to 28-170 axons seen in control animals. We believe that this was the first published study demonstrating that the corticospinal tract can possibly be extensively reconstituted following experimental injury. Similar results were subsequently obtained using AF-1. Since corticospinal tract regeneration is an absolute prerequisite for obtaining functional recovery after spinal injury in humans, we believe that these published results demonstrate that we are in the forefront in the search for potentially important therapeutic agents for spinal cord injury.

   In January 2000, our collaborating scientists identified a previously unknown biological pathway for the stimulation of optic nerve regeneration, which we believe will greatly enhance the development of Inosine and AF-1. The discovery of this novel pathway (included in the pending patent rights licensed to us through our CNS research program) impacts specifically on potential ophthalmic applications. Consequently, therapeutic treatment for glaucoma is now encompassed within the possible uses of Inosine and AF-1.

   In February 2000, we announced that our collaborating scientists had isolated the molecular target of Inosine and AF-1. This target appears to be an enzyme within CNS neurons that specifically controls axon growth of all CNS nerve cells, whether in the brain or in the spinal cord. Activation of this enzyme by Inosine and AF-1 is apparently sufficient to overwhelm the natural inhibitory factor(s) such as Nogo (a naturally occurring protein that inhibits axon regeneration in the CNS) that ordinarily prevent nerve regeneration in the CNS. We believe that the identification of this control enzyme represents a critical breakthrough in our understanding of the mechanisms underlying CNS nerve regeneration. As documented in the PNAS article, stimulation of this enzyme by Inosine appears to be far more effective in stimulating axon growth in the motor tracts of the spinal cord following experimental injury than the use of antibodies to counteract the natural axon growth inhibitor, Nogo. Direct comparison of our PNAS data with that published for experiments using antibodies to Nogo (The Journal of Neuroscience) demonstrates at least a ten-fold increase in the amount of axon growth produced utilizing Inosine compared to that achieved through the previously reported use of antibodies to Nogo. Based on these and other published data, we believe that administration of Inosine and AF-1 currently appears to offer the most promising potential approach yet reported in the effort directed at overcoming the long-recognized natural inhibition to nerve regeneration in the CNS. We believe that these findings may imply an important clinical advantage for Inosine and AF-1 since they appear to activate this pivotal enzyme to stimulate axon regeneration.

   In April 2000, we announced that Inosine had stimulated "substantial" re-growth of severed spinal cord motor nerve fibers through the area of experimental injury in an animal model. To the our knowledge, this represents the first time that this has been accomplished experimentally. In the study, a hemi-transection of the corticospinal tract was made in rats and Inosine was administered to the motor cortex that gave rise to the transected fibers. After two weeks of treatment, the spinal cord was examined for microscopic evidence of re-growth through the injury. In four out of five treated rats, new fibers were seen coursing through the injury to re-establish their distal connections. We believe that these results represent an important milestone in our spinal cord program since they indicate that motor function can potentially be re-established under the control of the same area of the brain that gave rise to the injured spinal cord fibers. As a result, rehabilitation could theoretically take place without having to retrain different areas of the brain to take over the lost motor function.

   In May 2000, we initiated a program to develop Inosine as therapy to enhance functional recovery following stroke. We believe that the use of Inosine to regenerate nerve connections in stroke represents a totally new approach to this potentially devastating condition. In simple terms, stroke is essentially caused by an acute blockage of a blood vessel to a specific area of the brain. Depending on the extent of the territory vascularized by this vessel, clinical consequences range from minor debility to death. As far as we are aware, all current therapies, both approved or in development, are focused on minimizing the damage to the affected territory of the brain, either by reversing the blockage (by clot dissolution) or protecting brain cells from the ischemic injury (cytoprotective agents). However, once the damage is complete, there is little or no functional recovery, since there is little or no nerve regeneration in the CNS that could compensate for the irreversible loss of the nerve cells and their connections. Up to now, the inability to provide regeneration therapy for stroke has been simply due to the absence of any effective compounds having the necessary in vivo regenerative activity. Based on experimental results in animals, we believe that Inosine appears to be the most effective compound ever identified in regenerating nerve connections in the CNS. Inosine can be conveniently administered directly into the Cerebral Spinal Fluid (CSF) which bathes the brain, thereby exposing the specifically injured brain tissue to therapeutic amounts of Inosine while minimizing the potential for systemic toxicity. Inosine can potentially be administered via a widely-used delivery system for several months if necessary, in order to promote the optimal amount of regeneration.

   In June 2000, we announced that our collaborating scientists had developed a methodology to stimulate regeneration of the optic nerve to a degree far greater than had previously been documented in the scientific literature. The results of these studies were published in The Journal of Neuroscience (20; 4615; 200), one of the leading peer-reviewed neuroscience journals. In the article, written by Dr. Larry Benowitz and colleagues the authors describe how retinal ganglion cells that give rise to the optic nerve could be stimulated to regenerate optic nerve fibers following an experimental crush injury to the optic nerve. Not only was the amount of regeneration far greater than has ever been reported previously elsewhere, but in addition these regenerated fibers were observed to pass through the crush injury and extend for several millimeters distally along the degenerated optic nerve tract towards the brain. To our knowledge, such substantial nerve growth through a crush injury has never been previously described. The mechanism and factors responsible for this regeneration were tentatively identified by our collaborating scientists. The optimal conditions necessary for optic nerve regeneration turn out to be somewhat different than those necessary for spinal cord regeneration. While it appears that AF-1 alone stimulates regeneration in the spinal cord, in the eye a co-stimulant is necessary to achieve maximal regeneration. In addition to AF-1 and Inosine, we intend to develop these co-stimulatory molecules as therapeutics for optic nerve regeneration. We hope to develop the first regenerative therapy for glaucoma using this approach.

   In September 2000, the Company announced that its collaborating scientists had demonstrated that Inosine treatment apparently produced near total recovery of limb function in an experimental rat model of stroke. In this study, the middle cerebral artery was occluded, resulting in an anatomically well-characterized cerebral infarct with hemi-paresis (weakness) of the fore and hindlimb on the opposite side. A catheter was immediately placed into the CSF at the level of the cisterna magna at the base of the brain and connected to a subcutaneously placed mini-pump loaded with Inosine. Inosine was then infused at a constant rate of 2.5l microliters/hr for 28 days. It is estimated that effective, steady state Inosine concentrations in the CSF were reached approximately 1-2 days after infarct. The Inosine treatment, which began two days following the stroke, was administered by continuous infusion into the CSF. Limb function was assessed in a blinded manner at bi-weekly intervals after the stroke. Such functional improvement in treated animals was highly statistically significant compared to control animals, which continued to exhibit severe impairments. The improvement in limb function in the treated animals, as assessed in a number of behavioral tasks, was highly statistically significant. Treated animals recovered greater than 90% of their pre-stroke function. The untreated group continued to exhibit severe functional impairments, remaining effectively paralyzed. One of the most significant discoveries in this study is that Inosine appears to be effective even when given after the damage has been done and the stroke is complete. This is in sharp contrast to other potential agents for stroke therapy now in development which must be given almost immediately after the stroke. Because these other potential therapies rely on cytoprotection or anti-thrombotic agents to minimize ischemic damage rather than produce actual regrowth, it is difficult to see how they can be expected to restore lost function after stroke. Inosine, however, by virtue of its well-documented potent axon-regenerating ability, has the potential to actually restore limb and other motor function after the stroke has occurred.

   In November 2000, The Journal of Neuroscience reported on the discovery by our collaborating scientists regarding an important mechanism controlling axon regeneration in nerve cells. This paper describes for the first time a central program that controls a whole family of genes required for axon growth, and how Inosine can directly switch on this program. These findings may help explain why Inosine appears to have such dramatic positive effects after brain and spinal cord injury. Normally, CNS cells are unable to re-grow damaged fibers. Consequently, when such disruption occurs, their communication with other nerve cells is lost, causing debilitating losses in function for victims of stroke or traumatic injury. In the paper, Dr. Larry Benowitz (senior author) and co-workers describe the mechanism by which Inosine apparently works. Benowitz and his group are hopeful that by activating neurons with Inosine (as demonstrated in previous in vivo animal studies), they may be able to achieve regenerative axon growth in humans whose central nervous systems have sustained injury in stroke and spinal cord trauma. The new findings indicate that Inosine passes right through the nerve cell's membrane and activates an enzyme that appears to be the "master switch" that controls the cell's molecular program for axon growth. This same mechanism is believed to be activated when brain cells are forming their connections during embryonic development. In their studies, Dr. Benowitz and his group found that this Inosine-activated program causes nerve cells to switch on a set of genes that encode the proteins essential for nerve regeneration. In the adult brain, this cellular program is normally silent, and nerve cells that have been injured (e.g. by stroke) are not able to regenerate their axons. Nevertheless, this genetic program can be reactivated by Inosine. Benowitz's group has identified the actual gene that encodes the enzyme upon which Inosine works. This, in turn, may enable them to gain further valuable and clinically relevant insights into the possibilities for regenerative axon growth in nerve cells. We believe that the addition of this "master switch' to our licensed patent portfolio reinforces our prominent position in the field of CNS regeneration.

   We have initiated the early preclinical studies necessary for the eventual filing of an IND, and hope to bring Inosine into human clinical testing in the second half of 2001 or early 2002 for the treatment of stroke and other CNS disorders. The Company's Inosine development program will concentrate on the optimization of dosage and duration of treatment, pharmacokinetic and toxicity studies, and cGMP production of Inosine for human use.

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

   In addition to C-MAF, a second factor, called NIP-45, has been discovered by our collaborating scientists which appears to synergize with C-MAF and other factors to significantly boost transcription of the IL4 gene in Th2 cells. Thus, a gene therapy strategy focused on either inserting C-MAF alone, or C-MAF together with NIP-45, could potentially lead to the development of a therapeutic product for the treatment of severe autoimmune diseases, although results to date are preliminary. This approach to a treatment for allergies requires the development of an inhibitor to C-MAF, NIP-45, or both, in order to decrease the number of Th2 cells and to restore the proper balance between the numbers of Th1 and Th2 cells at the site of inflammation. In the case of asthma and hay fever, the optimal formulation would be a small molecule that could be delivered via aerosol to the lung where it would be incorporated into the Th2 cells surrounding the bronchi. Our strategy for the commercialization of this technology is to collaborate with a corporate partner in the discovery and clinical development of such a small molecule inhibitor utilizing the basic research and screening techniques developed by our research program.

   In September 1999 we announced that we had entered into a development and licensing agreement with Pfizer, Inc. to further develop a major sector of our C-MAF technology. We received an initial payment and will also receive royalties on eventual sales of any product derived from the devlopment effort. Under the terms of the agreement Pfizer screened its small molecule collection for potential inhibitors of C-MAF, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. Pfizer completed its initial screening efforts in late 2000 and identified a number of promising compounds for clinical development. Pfizer is presently conducting further screening procedures in order to determine which compounds, if any, will be developed further.

 4. Parkinson's Disease Therapeutic

   In June 1999, we acquired the licensing rights to a new therapeutic compound, tentatively named BLS O-1369, from the same collaborating scientists who developed the ALTROPANE(TM) imaging agent. We believe that this compound represents a novel and promising approach to the treatment of Parkinson's Disease (PD). BLS O-1369 is a small molecule that binds with extremely high selectivity to the dopamine transporter (DAT) thereby blocking the reuptake of dopamine from nerve connections. This blockade results in an increase in local dopamine concentrations at the nerve junctions and thus compensates for the decreased dopamine production characteristic of PD. We believe that the strategy of DAT blockade represents a new approach to the treatment of PD. Given the growing depth of our experience in the CNS area, our ultimate goal is to provide both reliable diagnosis and effective new therapies for PD, ADHD and other CNS disorders.

   In February 2000, we announced preliminary results of a primate study which demonstrated that BLS O-1369 significantly improved the symptoms of experimental PD. In these studies, monkeys with mild to moderate PD were injected with either placebo or BLS O-1369. Movement was scored using vests containing computer chips to quantify the gross movements of the animals. Prior to treatment, the monkeys had extremely low scores due to the rigidity of the induced PD. However, within one hour of drug injection, movement scores increased to normal. The animals exhibited quantitative and qualitative normal movement for up to 8 hours post-injection, and then reverted to their former rigidity. A positive dose response effect to the drug was correlated with a dose-related improvement in motion.

   In November 2000 we announced that BLS O-1369 had successfully reversed the movement abnormalities exhibited by PD in primates in a more extensive second round of experiments. This further success appears very exciting because the characteristics and method of action of this drug offers the potential that side effects will be greatly reduced compared with other PD therapeutics currently available. We have initiated the preclinical studies (oral formulation, bioavailability, toxicology and further dose ranging) necessary for the filing of an IND which we anticipate filing by the end of 2001 or in the first quarter of 2002.

 5. FLOURATEC(TM) Imaging Agent

   In December 1998, we announced that we had started preclinical development on a "second generation" technetium-based compound for the diagnosis of PD. This compound differs from the ALTROPANE(TM) imaging agent in structure and in the advantageous substitution of technetium for iodine as the radio-ligand. The advantage of technetium is that it has a longer shelf life than iodine. Subsequent research has shown that this agent can differentiate PD from normal, but comprehensive data on its performance in human subjects as compared to the ALTROPANE(TM) imaging agent is not yet available. However, Primate studies using the technetium compound have demonstrated that this compound is taken up by the normal striatum in sufficient quantity to provide an easily readable image. Primates with experimentally-induced PD had markedly decreased uptake of the compound. Radiation dosimetry, pharmacokinetic, and toxicology studies were all favorable. Based on these pre-clinical results, a Physician's Sponsored IND was filed with the FDA and subsequently the FLOURATEC(TM) imaging agent images were performed in healthy volunteers. The image quality was comparable to that obtained with the ALTROPANE(TM) imaging agent. We believe that the ability to eventually follow the ALTROPANE(TM) managing agent to market with a second-generation technetium product would give us a long-term competitive advantage in this rapidly emerging diagnostic area.

Therafectin

   During 2000, the Company continued to evaluate its next course of action with respect to Therafectin, a treatment for rheumatoid arthritis. The Company has had preliminary discussions with parties who have expressed an interest in acquiring partial marketing rights to Therafectin, and in conducting an additional Phase III clinical trial. However, there can be no assurances that any such agreement will be finalized. The Company does not expect to bear any further significant financial expenditures in the development of Therafectin, although it could receive royalties on any product sales of Therafectin if it receives FDA approval. The Company did not incur significant costs with respect to Therafectin in 2000 and does not expect to incur significant costs in the future.

Scientific Collaborators

   A summary of the principal scientific, research and development professionals associated with the Company, and a composite of their professional background and affiliations is as follows:

   Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children's Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School;

   Alan J. Fischman, M.D., Ph.D., Chief, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School;

   Laurie H. Glimcher, M.D., Irene Heinz Given Professor of Immunology, Harvard School of Public Health; Professor of Medicine, Harvard Medical School;

   Alexander M. Klibanov, Ph.D., Professor of Chemistry and Bioengineering, Massachusetts Institute of Technology;

   Robert S. Langer, Sc.D., Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology;

   Bertha K. Madras, Ph.D., Professor of Psychobiology, Department of Psychiatry, Harvard Medical School;

   Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA; and

   Vladimir Torchilin, Ph.D., Head of the Chemistry Program, Center for Imaging and Pharmaceutical Research and Associate Professor of Radiology, Harvard Medical School.

Research and Development

   We rely on licensing from third parties, principally Harvard and its Affiliates, as our source for new technologies and product candidates and do not maintain our own research and development personnel or facilities. Research and development expenses for the years ended December 31, 2000, 1999 and 1998 were $8.6 million, $10.4 million and $5.4 million, respectively.

Licensing Agreements, Patents and Intellectual Property

   We have entered into a number of exclusive worldwide licenses of patents and patent applications covering our technologies. These licenses are obtained from the collaborating institutions where such technologies were invented or discovered (generally Harvard and its Affiliates), and generally include the right to sublicense, to make, use or sell, products or processes resulting from the development of these technologies. The licensing agreements generally require the payment of an initial licensing fee as well as additional payments upon reaching development milestones, as defined in each respective agreement. The licensing agreements also provide for the payment of a royalty to the collaborating institution based upon the sales of any products developed by us or our sublicensees. We usually have a first option to license additional technologies invented or discovered during the course of related research programs funded by us. There can be no assurance that such research will lead to the discovery of new technologies or that we will be able to obtain a license for any newly discovered technologies on acceptable terms, if at all.

   Our patent strategy is to pursue patent protection in the U.S. and in major developed countries for our technologies. At December 31, 2000, we owned or licensed 12 issued U.S. patents and had 29 pending patent applications in the U.S. to protect our proprietary methods and processes. We have also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of December 31, 2000, our patent portfolio outside the U.S. comprised of 8 issued patents and over 70 pending patent applications. The issued U.S. patents relate to imaging the central nervous system, nerve regeneration, angiogenesis inhibition, and transcription factors and their therapeutic use. Our goal is to obtain broad patent protection for our technologies and their related medical indications.

   The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The patent application and issuance process generally takes at least several years and is usually very expensive without any guarantee that a patent will be issued. In many cases, our know-how and technology may not be patentable, and if it is, the coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Since patent applications are secret until the applications are published and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents will issue from our pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid. In addition, even if we secure patent protection, our products may still infringe on the patents or rights of other parties, and they may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays.

   In the event that a third party has also filed a patent application relating to inventions claimed in our patent applications, we may have to participate in interference proceedings declared by the United States Patent and Trademark Office to determine priority of invention, which could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. We cannot provide assurance that our patents and patent applications, if issued, would be held valid by a court of competent jurisdiction.

   We also rely on trade secrets and proprietary know-how. We seek to protect this information primarily through confidentiality agreements with our collaborators, employees and consultants, but there can be no guarantee that these agreements will not be breached or that we will have adequate remedies for such breach.

In addition, if consultants, scientific advisors, or other third parties apply technological information which they have developed separate from us to our technologies, there may be disputes as to the ownership of such information which may not be resolved in our favor.

Competition

   The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research on the causes of, and possible treatments for diseases for which we are trying to develop products, including cancer, PD, ADHD, CNS disorders and autoimmune diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to keep pace with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products, which could also enable them to bring products to market faster than we do.

   We expect that our products will compete with a variety of products currently offered and under development by a number of pharmaceutical and biotechnology companies that have greater financial and marketing resources than ours. The Company believes that its products, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and the overall economic benefit to the health care system offered by such products. However, there can be no assurance that our products, if developed, will achieve better efficacy and safety profiles than current drugs now offered or products under development by our competitors. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, availability and price. In addition, we expect that our competitors will have greater marketing resources and experience than we do, which may enable them to market their products more successfully than we market ours.

   A significant amount of research and development in the biotechnology industry is conducted by academic institutions, governmental agencies and other public and private research organizations. We do not possess research and development facilities or personnel and rely on collaborations with these entities (principally, Harvard and its Affiliates) to acquire new technologies and product candidates. These entities often seek patent protection and enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. We face competition in our licensing or acquisition activities from pharmaceutical companies and biotechnology companies that also seek to collaborate with or acquire technologies or product candidates from these entities. Accordingly, we may have difficulty licensing or acquiring technologies or product candidates on acceptable terms.

Regulation

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

   Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates pharmaceutical products, including their manufacture and labeling. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. In addition, changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control.

   Obtaining FDA clearances is time-consuming and expensive. The steps required before our potential products may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Exemption, which must become effective before U.S. human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a marketing authorization application(s) and (v) FDA approval of the application(s) prior to any commercial sale or shipment of the drug. There is no guarantee that such clearances will be granted to any of our potential products, or that the FDA review process will not involve delays that significantly and negatively affect our potential products. We also may encounter similar delays in foreign countries. In addition, even if we receive regulatory clearances, they may have significant limitations on the uses for which any approved products may be marketed. In addition, any marketed product and its manufacturer are subject to periodic review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals.

Manufacturing

   We currently outsource manufacturing for all of our products and expect to continue to outsource manufacturing in the future. We believe our current suppliers will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs.

Marketing and Sales

   We continue to evaluate opportunities for corporate alliances and partners to assist us in developing, commercializing and marketing our products. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing, marketing and sales of our products that will require extensive marketing capabilities, including internationally. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory approvals and for commercial manufacturing, in exchange for rights to market certain products in particular geographic territories.

Forward-Looking Statements

   This Item and other Items in this report contain "forward-looking" information as that term is defined in the Private Securities Litigation Reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to the our technologies and product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as "believe," "expect," "may," "will," "should," "seeks," "plans," "schedule to," "anticipates" or "intends" or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. In particular, these forward-looking statements include statements relating to present or anticipated scientific progress, development or regulatory approval of potential products, future revenues, capital expenditures, research and development expenditures, present and future collaborations, intellectual property, personnel and manufacturing requirements and capabilities. We caution investors that such forward-looking statements are not guarantees of future performance, and that known and unknown risks, uncertainties and other factors, including those risks factors identified below, in Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may cause actual results to differ materially from those forward-looking statements. In addition, we caution you that forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them, even if our experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

Risk Factors

   We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

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

   As of December 31, 2000, we have incurred total net losses since inception of approximately $65 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, and other technologies (which we collectively refer to in this document as our "technologies"), general and administrative expenses and costs related to obtaining and protecting patents. We expect to incur significant operating losses for at least the next eighteen months, and probably longer, primarily due to the continued expenditures necessary to support progress of our research and development programs, including preclinical studies and clinical trials.

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

  . Establishing collaborative arrangements for manufacturing, sales and marketing for any of our products;

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

   We spend a significant amount for research and development, including preclinical studies and clinical trials of our technologies. We expect that our current cash, cash equivalents and investment balances will be sufficient to fund our capital requirements through at least the next eighteen months. Thereafter, we may need to raise substantial additional capital if we are unable to generate sufficient revenue from product sales or through collaborative arrangements with third parties. To date, we have always experienced negative cash flows from operations and have funded our operations primarily from equity financings. If adequate funds are not readily available, we may need to significantly reduce or even cease one or more of our research or development programs. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity financing, the terms of such financing will have the effect of diluting the holdings and the rights of our stockholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.

   Our capital requirements will depend on many factors, including:

  . The progress of our research and development activities and our clinical trials, and the degree to which we encounter the problems, delays, and other complications frequently experienced by development stage biotechnology companies.

  . Our ability to successfully negotiate economically feasible, and meet the terms of, collaborative research, manufacturing, marketing or other agreements.

  . The cost and timing of, and success in, obtaining FDA and other regulatory approvals of our products;

  . The cost of protecting our patent claims and other intellectual property rights; and

  . Changes in economic, regulatory or competitive conditions of the pharmaceutical and biotechnology industry.

 Our technologies and product candidates are in the early stages of development and may not result in marketed products at all.

   Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. Product candidates that appear promising in the early phases of development, such as in preclinical study or in early human clinical trials, may fail to reach the market for a number of reasons, such as:

  . The product candidate fails to demonstrate safety and efficacy in pivotal clinical trials even though it demonstrated positive preclinical or early-stage clinical trial results;

  . The necessary regulatory bodies (such as the FDA) fail to approve the product candidate;

  . The product candidate cannot be manufactured by or for us on an economic basis;

  . Other companies or people possess proprietary rights that prevent our product candidate from being marketed and they will not provide us with a license on reasonable terms, or at all; or

  . The product candidate is not cost effective in light of existing drugs.

   With the exception of the ALTROPANE(TM) imaging agent, all of our technologies and early-stage product candidates are in preclinical development and we have not yet submitted INDs, for these product candidates, which will be required before we can begin clinical trials in the United States. We are not sure that we will submit INDs for these candidates as planned, or whether the FDA will permit us to proceed with clinical trials. We may abandon further development efforts before the products reach clinical trials. We do not know what the cost to manufacture these products in commercial quantities will be, or the dose required to treat patients. We do not know whether any of these product candidates ultimately will be shown to be safe and effective. If we are unable to successfully develop and commercialize our technologies and early-stage product candidates, our business and results of operations will be harmed.

 If we are unable to secure adequate patent protection for our technologies, then we may not be able to compete effectively as a biotechnology company.

   At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in our primary scientific areas of research and development including CNS disorders, cancer, and autoimmune diseases. Such competitors will seek patent protection for their technologies, and such patent applications or rights might conflict with the patent protection that we are seeking for our technologies. If we do not obtain patent protection for our technologies, our business prospects may be significantly and negatively affected. Further, even if patents can be obtained, there can be no guarantee that these patents will provide us with any competitive advantage.

   Our patent strategy is to obtain broad patent protection, in the U.S. and in major developed countries, for our technologies and their related medical indications. The patent application and issuance process generally takes at least several years and is usually very expensive without any guarantee that a patent will be issued. In many cases, our know-how and technology may not be patentable. Risks associated with protecting our patent and proprietary rights include the following:

  . Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office (the "USPTO") requires clinical evidence that our technologies work;

  . Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

  . Our competitors may develop products which are similar to ours but which do not infringe on our patents or products, or a third party may successfully challenge one or more of our patents;

  . Our patents may infringe on the patents or rights of other parties which may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

  . Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing or future patent rights, or the rights of others;

  . Our collaborators, employees and consultants may breach the confidentiality agreements that we enter to protect our trade secrets and proprietary know-how. We may not have adequate remedies for such breach; and

  . There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.

 We are dependent on expert advisors and institutional collaborations.

   Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, we have always outsourced all of our research and development, preclinical and clinical activities. As a result, we are dependent upon our network of expert advisors, including the individuals who serve on our Scientific Advisory Board, and our collaborations with key medical and research institutions for the development of our technologies. These expert advisors are not our employees but provide us with important information and knowledge that may enhance our product development strategies and plans. Our collaborations with key medical and research institutions are important for some of the testing and evaluation of our technologies. The loss of relationships with our expert advisors or medical and research institutions could harm our ability to develop our technologies.

   We cannot control the amount and timing of resources our advisors and collaborators devote to our programs or technologies. Our advisors and collaborators may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. If any of our advisors or collaborators were to breach or terminate their agreement with us or otherwise fail to conduct their activities successfully and in a timely manner, the preclinical or clinical development or commercialization of our technologies or our research programs could be delayed or terminated. Any such delay or termination could have a material adverse effect on our business, financial condition or results of operations.

   Disputes may arise in the future with respect to the ownership of rights to any technology developed with our advisors or collaborators. These and other possible disagreements could lead to delays in the collaborative research, development or commercialization of our technologies, or could require or result in litigation to resolve. Any such event could have a material adverse effect on our business, financial condition or results of operations.

   Our advisors and collaborators sign agreements that provide for confidentiality of our proprietary information. We cannot provide assurance that we will be able to maintain the confidentiality of our technology and other confidential information in connection with every advisory or collaboration arrangement, and any unauthorized dissemination of our confidential information could have a material adverse effect on our business, financial condition or results of operations. Further, there can be no assurance that any of these advisors or collaborators will not enter into an employment or consulting arrangement with one or more of our competitors.

 If we are unable to maintain our key working relationships with Harvard and its Affiliates, we may not be successful since substantially all of our current technologies were licensed from, and most of our research and development activities were performed by, Harvard and its Affiliates.

   Historically, we have been heavily dependent on our relationship with Harvard and its Affiliates because substantially all of our technologies were licensed from, and most of our research and development activities were performed by, Harvard University and its affiliates. Now that most of our early-stage research at Harvard has yielded an identified product in each area of research, we have begun and expect to continue to conduct much of our later stage development work and all of our formal preclinical and clinical programs outside of Harvard. Nevertheless, the originating scientists still play important advisory roles. Each of our collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with Harvard and its Affiliates.

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

   Our success depends significantly upon our ability to attract and retain highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. As an example, Marc E. Lanser, our Chief Scientific Officer, was formerly on the staff of, and maintains close affiliations with Harvard Medical School and its affiliates. Substantially all of our technologies were licensed from Harvard and its Affiliates. Our past ability to secure these licenses and to enter into sponsored research and development agreements with Harvard was enhanced by Dr. Lanser's affiliations and familiarity with the Harvard Medical School and its affiliates.

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

   To date, our operations have primarily focused on the pre-clinical development of most of our technologies, as well as conducting clinical trials for certain of our technologies. During the next eighteen months, we currently expect that the continued development of our technologies will result in the initiation of additional clinical trials, and the market introduction of any product for which regulatory approval is obtained.

We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. There is no certainty that:

  . We will be able to enter into such collaborations on economically feasible and otherwise acceptable terms and conditions;

  . That such collaborations will not require us to undertake substantial additional obligations or require us to devote additional resources beyond those we have identified at present;

  . That any of our collaborators will not breach or terminate their agreement with us or otherwise fail to conduct their activities on time, thereby delaying the development or commercialization of the technology for which the parties are collaborating; and

  . The parties will not dispute the ownership rights to any technologies developed under such collaborations.

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

   The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for diseases for which we are trying to develop therapeutic or diagnostic products, including cancer, PD, ADHD, CNS disorders and autoimmune diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. There can be no assurance that we will be able to keep pace with any new technological developments. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology and pharmaceutical industries as well as our ability to successfully compete include:

  . Many of our potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products;

  . We compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources significantly greater than ours; and

  . Companies with established positions and prior experience in the pharmaceutical industry may be better able to develop and market products for the treatment of those diseases for which we are trying to develop products.

 If our technologies are unable to successfully complete, or are adversely effected by, the extensive regulatory process, then we may not be able to market our products and technologies.

   Our technologies must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing to demonstrate safety and efficiency before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. In the biotechnology industry, it is generally accepted that less than 10 percent of the technologies for which preclinical efforts are initiated ultimately result in an approved product. The clinical trial and regulatory approval process can require many years and substantial cost, and there can be no guarantee that our efforts will result in an approved product.

   Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug and Cosmetic Act. The FDA regulates pharmaceutical products, including their manufacture and labeling. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. Risks associated with the regulatory approval process include:

  . Changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control or inadequate experience to assess their full impact upon our business;

  . Obtaining FDA clearances is time-consuming and expensive, and there is no guarantee that such clearances will be granted or that the FDA review process will not involve delays that significantly and negatively affect our products. We may encounter similar delays in foreign countries;

  . Regulatory clearances may have significant limitations on the uses for which any approved products may be marketed; and

  . Any marketed product and its manufacturer are subject to periodic review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals.

 If we are unable to obtain adequate insurance coverage and reimbursement levels for any of our products which are approved and enter the market, then they may not be accepted by physicians and patients.

   Substantially all biotechnology products are distributed to patients by physicians and hospitals, and in most cases, such patients rely on insurance coverage and reimbursement to pay for some or all of the cost of the product. In recent years, the continuing efforts of government and third party payers to contain or reduce health care costs have limited, and in certain cases prevented, physicians and patients from receiving insurance coverage and reimbursement for medical products, especially newer technologies. Our ability to generate adequate revenues and operating profits could be adversely affected if such limitations or restrictions are placed on the sale of our products. Specific risks associated with medical insurance coverage and reimbursement include:

  . Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services;

  . There can be no guarantee that adequate insurance coverage will be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our cost for developing these technologies. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected;

  . Health maintenance organizations and other managed care companies may seek to negotiate substantial volume discounts for the sale of our products to their members thereby reducing our profit margins; and

  . In recent years, bills proposing comprehensive health care reform have been introduced in Congress that would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. There can be no guarantee that such proposals will not negatively affect us. It is uncertain if any legislative proposals will be adopted and how federal, state or private payers for health care goods and services will respond to any health care reforms.

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

   We will depend upon third parties to produce and deliver products in accordance with all FDA and other governmental regulations. For example, with respect to our most advanced product candidate, the ALTROPANE(TM) imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. The agreement provides for MDS Nordion to manufacture the ALTROPANE(TM) imaging agent for our future clinical trials and, if the drug is approved, for commercial supply. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for the ALTROPANE(TM) imaging agent in the future. There can be no guarantee that MDS Nordion or any similar parties will consistently perform their obligations in a timely fashion and in accordance with the applicable regulations. There can be no guarantee that we will be able to contract with manufacturers who can fulfill our requirements for quality, quantity and timeliness, or that we would be able to find substitute manufacturers, if necessary. The failure by any third party to perform their obligations may delay clinical trials, the commercialization of products, and the ability to supply product for sale.

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

 We have options and warrants outstanding which, when exercised or converted, may cause dilution to our stockholders.

   As of December 31, 2000, options and warrants to purchase approximately 6.8 million shares of our common stock were outstanding at exercise prices ranging from $0.63-$15.00 per share. Many of these previously granted options and warrants were issued at exercise prices below the current market price of our common stock. Certain warrants contain provisions that will decrease the exercise price of these instruments if we issue stock at a price below the exercise price of certain of our warrants, with some limited exceptions. Certain warrants contain a provision that will decrease the exercise price of these instruments, if, on the first anniversary of the transaction, the market price of our common stock is less than the exercise price on such date. These provisions could motivate the holders of these instruments, to sell our common stock short in the public market, which could negatively affect our stock price. The exercise of our options and warrants will dilute the percentage ownership interest of our current stockholders. In addition, the terms upon which we would be able to obtain additional money through the sale of our stock may be negatively affected by the existence of these warrants and options, because new investors may be concerned about the impact upon the future market price of the stock if these warrants and options were consistently exercised and the underlying stock sold.

 Our stock price may continue to be volatile and can be effected by factors unrelated to our business and operating performance.

   The market prices for securities of biotechnology and emerging pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. The stock market has from time to time experienced extreme price and volume fluctuations that have affected the market prices for biotechnology and emerging pharmaceutical companies. These price and volume fluctuations have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock. The following factors, in addition to other risk factors described in this section, may have a significant impact on the market price of our common stock:

  . Announcements of technological innovations or new commercial products by our competitors or us;

  . Announcements in the scientific and research community;

  . Developments concerning proprietary rights, including patents;

  . Delay or failure in initiating, conducting, completing or analyzing clinical trials or problems relating to the design, conduct or results of these trials;

  . Developments concerning our collaborations;

  . Publicity regarding actual or potential medical results relating to products under development by our competitors or us;

  . Conditions and publicity regarding the life sciences industry generally;

  . Regulatory developments in the U.S. and foreign countries;

  . Period-to-period fluctuations in our financial results;

  . Differences in actual financial results versus financial estimates by securities analysts and changes in those estimates; and

  . Litigation.

   Securities class action litigation is often initiated against companies following periods of volatility in the market price of the companies' securities. Engaging in securities litigation could result in substantial costs for us and divert management's attention and resources, potentially resulting in serious harm to our business. If securities litigation against us is successful, we could incur significant costs or damages.

Employees

   As of December 31, 2000, the Company employed 13 individuals full-time, of whom five hold Ph.D. and/or M.D. degrees. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2. Properties.

   The Company's administrative offices are located in Boston, Massachusetts. The lease on this 5,000 square foot facility expires in June 2002 and can be renewed by the Company for an additional two-year period. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company builds its own laboratory space or undertakes manufacturing operations. The Company, however, has no present intention to develop such capabilities for its technologies.

Item 3. Legal Proceedings.

   The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

   The Company did not submit any matter to the vote of its security holders during the fourth quarter of 2000.

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

       Name                Age                     Position
       ----                ---                     --------
S. David Hillson, Esq. ..   61 Chairman of the Board of Directors, President and
                                Chief Executive Officer

Marc E. Lanser, M.D. ....   52 Director, Executive Vice President and
                                Chief Scientific Officer

Joseph P. Hernon, CPA....   41 Executive Vice President, Chief Financial Officer
                                and Secretary

   S. David Hillson, Esq. Mr. Hillson has served as President and Chief Executive Officer (and member of the Board of Directors) of BLSI since June 1995. He has served as Chairman of the Board of Directors since September 1996. Prior to his responsibilities at BLSI, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross in the research and investment banking divisions in 1994, and was the Senior Managing Director, investment banking, at The Stamford Company in New York City from November 1992 to January 1994. Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities from October 1990 until October 1992. Earlier in his 15-year career as an investment manager, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton from 1983 to 1990, where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. Prior to his fund management responsibilities, he was the Chairman of the Equity Committee for Hutton Investment Management (1976- 1982). He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

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

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Common Stock is traded on The Nasdaq National Market under the symbol BLSI. The following table sets forth the high and low sale prices for the Company's Common Stock by quarter for 2000 and 1999, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

                                                                     High   Low
                                                                    ------ -----
   2000
   First Quarter................................................... $16.13 $3.69
   Second Quarter..................................................  10.19  5.00
   Third Quarter...................................................  12.13  6.75
   Fourth Quarter..................................................   7.94  2.56
   1999
   First Quarter................................................... $10.75 $3.25
   Second Quarter..................................................   8.09  5.25
   Third Quarter...................................................   6.69  3.63
   Fourth Quarter..................................................   5.13  3.25

   On March 16, 2001, the closing sales price for the Common Stock was $4.03 per share. The number of stockholders of record of Common Stock on March 16, 2001 was approximately 6,400. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

Item 6. Selected Financial Data.

   The selected consolidated financial information presented below has been derived from the audited consolidated financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, the Company's Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

                                            Year Ended December 31,
                         ------------------------------------------------------------------
                             1996         1997         1998          1999          2000
                         ------------  -----------  -----------  ------------  ------------
Statement of Operations
 Data
  Revenues.............. $    200,000  $    83,060  $       --   $    200,000  $        --
  Operating expenses....    7,047,399    9,202,664    7,682,406    14,556,251    11,453,458
  Net loss..............   (5,996,147)  (7,974,016)  (6,897,024)  (13,964,484)  (10,654,264)
  Preferred stock
   preferences and
   other................  (34,387,953)         --           --     (5,366,054)          --
  Net loss available to
   common shareholders.. $(40,384,100) $(7,974,016) $(6,897,024) $(19,330,538) $(10,654,264)
  Basic and diluted net
   loss per share....... $      (0.61) $     (0.64) $     (0.52) $      (0.95) $      (0.55)
  Per share effect of
   preferred stock
   preferences and
   other................        (3.48)         --           --          (0.36)          --
  Basic and diluted net
   loss available to
   common shareholders.. $      (4.09) $     (0.64) $     (0.52) $      (1.31) $      (0.55)
  Weighted average
   number of shares
   outstanding..........    9,880,222   12,378,219   13,138,862    14,731,149    19,461,911

                                                December 31,
                         -----------------------------------------------------------
                            1996        1997        1998        1999        2000
                         ----------- ----------- ----------- ----------- -----------
Balance Sheet Data
  Total assets.......... $26,153,130 $18,578,969 $12,269,048 $16,072,212 $20,712,109
  Working capital.......  20,383,735  12,718,875   6,744,226  13,746,718  18,811,739
  Long-term debt........         --          --          --    4,647,192         --
  Stockholders' equity.. $24,100,406 $16,587,165 $10,534,849 $ 8,574,807 $19,050,816

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) the results from the Phase III clinical trials for the ALTROPANE(TM) imaging agent, (ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of the Company's proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

Results of Operations

 Overview

   We are a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, CNS disorders and autoimmune diseases. During the period from inception through December 31, 2000, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

 Year Ended December 31, 2000 and 1999

   The Company's net loss was $10,654,264 during the year ended December 31, 2000 as compared with $13,964,484 during the year ended December 31, 1999. Net loss per common share totaled $0.55 per share during 2000 as compared with $0.95 per share, excluding preferred stock preferences, during 1999. The lower net loss in 2000 was primarily due to certain non-recurring charges in 1999, including the write-off of previously acquired technology of $3,500,000 and a charge of $1,725,000 for purchased in-process research and development. The effect of these items were partially offset by higher clinical and pre-clinical research and development expenses in 2000.

   The net loss available to common stockholders for the 1999 period, including preferred stock preferences of $5,366,054 totaled $19,330,538. Net loss per common share available to common stockholders for the year ended December 31, 1999, including $0.36 attributable to preferred stock preferences, totaled $1.31. In February 1999, the Company completed a private placement of Series C convertible preferred stock and warrants. Based on the market price of the Company's stock on the date of issuance, the preferred stock had a beneficial conversion feature with an intrinsic value of approximately $1.9 million, which is included in the preferred stock preferences. An additional $2.5 million of preferred stock preferences were recorded to accrete the Series C stock to redemption value. In addition, in November 1999, the Company extended an exchange offer to the Series C stockholders wherein it agreed to issue certain consideration for each share of Series C

Stock converted into common stock. A charge of approximately $1.0 million, representing the fair value of the consideration issued, is also included in the preferred stock preferences.

   Revenue was zero during the year ended December 31, 2000 as compared with $200,000 during the year ended December 31, 1999. In September 1999, the Company recognized an one-time payment related to a licensing agreement with a major pharmaceutical company as further described below.

   Research and development expenses were $8,628,187 during the year ended December 31, 2000 as compared with $10,379,832 during the year ended December 31, 1999. The decrease in 2000 was primarily due to the write-off of previously acquired technology of $3,500,000 in 1999, offset by higher clinical trial expenses and increased product manufacturing costs in 2000. During 2000, a phase II clinical trial was initiated and the Company incurred higher costs for a phase III clinical trial that was in process during both periods. The Company also incurred higher product manufacturing costs during 2000 related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology.

   General and administrative expenses were $2,825,271 during the year ended December 31, 2000 as compared with $2,451,419 during the year ended December 31, 1999. The increase in 2000 was primarily due to higher non-recurring and non-cash professional service costs.

   Purchased in-process research and development expenses were zero during the year ended December 31, 2000 as compared with $1,725,000 during the year ended December 31, 1999. In September 1999, the Company issued common stock and warrants to obtain an option to acquire the licensing rights to certain technology as further described below.

   Interest income was $1,144,064 during the year ended December 31, 2000 as compared with interest income of $837,525 during the year ended December 31, 1999. The increase in 2000 was due to higher average cash and investment balances during 2000. Interest expense totaled $344,870 in 2000 as compared to $445,758 in 1999. The decrease in 2000 was due to a lower daily average balance on the $8 million of 8% convertible debentures during the 2000 period. The debentures were issued in September 1999 and were converted into common stock in February and March 2000.

   At December 31, 2000, the Company had net deferred tax assets of approximately $32.1 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management has concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

 Year Ended December 31, 1999 and 1998

   The Company's net loss was $13,964,484 during the year ended December 31, 1999 as compared with $6,897,024 during the year ended December 31, 1998. Net loss per common share, excluding preferred stock preferences, totaled $0.95 per share during 1999 as compared with $0.52 per share during 1998. The higher net loss in 1999 is primarily related to higher research and development expenses, including the write-off of acquired technology of $3,500,000 and the purchased in-process research and development charge of $1,725,000.

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

   Research and development expenses were $10,379,832 during the year ended December 31, 1999 as compared with $5,385,117 during the year ended December 31, 1998. The increase in 1999 principally related to the write-off of acquired technology of $3,500,000 and the initiation and substantial completion of a 160 patient Phase III clinical trial.

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

   Purchased in-process research and development expenses was $1,725,000 during the year ended December 31, 1999 as compared with zero during the year ended December 31, 1998. In September 1999, the Company finalized an agreement under which it obtained an option to acquire the licensing rights to certain technology. The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercise price of $4.25 per share as consideration for the option. The fair value of such consideration of $1,725,000 was recognized as purchased in-process research and development expense.

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

Liquidity and Capital Resources

   Cash used in operating activities totaled $10,103,009 in 2000 as compared to $8,024,900 in 1999. The increase in 2000 is principally related to increased research and development expenses after adjusting for non-cash items. Cash used in investing activities totaled $4,147,300 in 2000 as compared to $7,577,535 in 1999. The difference in investing activities principally reflects the purchase of short-term investments with the proceeds from the private placements, described below, completed by the Company in 2000 and 1999, net of the sales of short-term investments which were subsequently used to fund operations. Cash flows from financing activities totaled $14,397,502 in 2000 as compared to $15,790,735 in 1999. The difference in financing activities principally reflects the effect of the private placements, described below, completed by the Company in 2000 and 1999.

   Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended December 31, 2000 is as follows:

                                            Net Proceeds
       Date                                    Raised      Securities Issued
       ----                                 ------------ ----------------------
   June 2000............................... $9.9 million Common stock
   September 1999.......................... $7.4 million Convertible debentures
   February 1999........................... $2.3 million Common stock
   February 1999........................... $5.6 million Preferred stock

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

   At December 31, 2000, the Company had available cash, cash equivalents, and investments of approximately $19.8 million and working capital of approximately $18.8 million. The Company believes that the level of financial resources available at December 31, 2000 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

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

   In October 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The adoption of SAB 101 did not effect the Company's financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

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

Item 8. Financial Statements and Supplementary Data.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

   In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the "Company") at December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 and for the period from inception (October 16, 1992) through December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

                                          /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 2, 2001

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        2000          1999
                                                    ------------  ------------
                      ASSETS
                      ------


Current assets:
  Cash and cash equivalents........................ $    407,327  $    260,134
  Short-term investments...........................   19,361,838    14,690,308
  Other current assets.............................      703,867       599,943
                                                    ------------  ------------
    Total current assets...........................   20,473,032    15,550,385
Fixed assets, net..................................       42,034        10,796
Other assets.......................................      197,043       511,031
                                                    ------------  ------------
    Total assets................................... $ 20,712,109  $ 16,072,212
                                                    ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------

Current liabilities:
  Accounts payable and accrued expenses............ $  1,661,293  $  1,803,667
8% convertible redeemable debentures...............          --      4,647,192
Series C convertible redeemable preferred stock,
 $.01 par value; 475,000 shares authorized; 53,669
 shares issued and outstanding at December 31,
 1999..............................................          --      1,046,546


Commitments and contingencies (Note 13)


Stockholders' equity:
  Series A convertible preferred stock, $.01 par
   value; 15,000 shares authorized; 4,983 shares
   issued and outstanding at December 31, 1999.....          --             50
  Common stock, $.01 par value; 40,000,000 and
   30,000,000 shares authorized at December 31,
   2000 and 1999, respectively; 20,726,638 and
   16,280,473 shares issued and outstanding at
   December 31, 2000 and 1999, respectively........      207,266       162,805
  Additional paid-in capital.......................   83,605,297    63,093,089
  Accumulated other comprehensive income (loss)....       20,497      (553,157)
  Deficit accumulated during development stage.....  (64,782,244)  (54,127,980)
                                                    ------------  ------------
    Total stockholders' equity.....................   19,050,816     8,574,807
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $ 20,712,109  $ 16,072,212
                                                    ============  ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       From
                                                                    Inception
                                                                   (October 16,
                             For the Year Ended December 31,         1992) to
                          ---------------------------------------  December 31,
                              2000          1999         1998          2000
                          ------------  ------------  -----------  ------------
Revenues................  $        --   $    200,000  $       --   $    900,000
Operating expenses:
  Research and
   development..........     8,628,187    10,379,832    5,385,117    40,680,763
  General and
   administrative.......     2,825,271     2,451,419    2,297,289    15,741,940
  Purchase in-process
   research and
   development..........           --      1,725,000          --     12,146,544
                          ------------  ------------  -----------  ------------
    Total operating
     expenses...........    11,453,458    14,556,251    7,682,406    68,569,247
                          ------------  ------------  -----------  ------------
    Loss from
     operations.........   (11,453,458)  (14,356,251)  (7,682,406)  (67,669,247)
Interest expense........      (344,870)     (445,758)         --     (2,252,457)
Interest income.........     1,144,064       837,525      785,382     5,139,460
                          ------------  ------------  -----------  ------------
    Net loss............  $(10,654,264) $(13,964,484) $(6,897,024) $(64,782,244)
                          ============  ============  ===========  ============
Calculation of net loss
 available to common
 shareholders:
    Net loss............  $(10,654,264) $(13,964,484) $(6,897,024)
    Preferred stock
     preferences and
     other (Note 10)....           --     (5,366,054)         --
                          ------------  ------------  -----------
    Net loss available
     to common
     shareholders.......  $(10,654,264) $(19,330,538) $(6,897,024)
                          ============  ============  ===========
Calculation of basic and
 diluted net loss per
 share available to
 common shareholders:
    Net loss per share..  $      (0.55) $      (0.95) $     (0.52)
    Preferred stock
     preferences and
     other per share
     (Note 10)..........           --          (0.36)         --
                          ------------  ------------  -----------
    Basic and diluted
     net loss per share
     available to common
     shareholders.......  $      (0.55) $      (1.31) $     (0.52)
                          ============  ============  ===========
Weighted average shares
 outstanding............    19,461,911    14,731,149   13,138,862
                          ============  ============  ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     For the Period from inception (October 16, 1992) to December 31, 2000

                                                                                                                Deficit
                  Series A Preferred Stock           Common Stock                                Accumulated  Accumulated
                  ----------------------------   -------------------- Additional                    Other        During
                   Number of                     Number of              Paid-in      Deferred   Comprehensive Development
                     Shares        Par Value       Shares   Par Value   Capital    Compensation Income (Loss)    Stage
                  -------------   ------------   ---------- --------- -----------  ------------ ------------- ------------
Issuance of
common stock to
founders........                                  1,520,044  $15,200  $    33,525
Issuance of
common stock
upon exercise of
warrants and
options.........                                    380,247    3,802      738,360
Issuance of
common stock,
net issuance
costs of
$950,441........                                  3,603,383   36,034   11,866,766
Issuance of
common stock and
warrants upon
Merger..........                                  3,619,736   36,197   14,567,751
Issuance of
common stock
upon conversion
of convertible
debentures......                                    156,605    1,566      987,025
Issuance of
preferred stock,
net issuance
costs of
$3,397,158......        239,911    $     2,399                         20,591,443
Conversion of
preferred stock
into common
stock...........       (211,539)        (2,115)   3,709,910   37,099      (34,984)
Deferred
compensation
related to stock
options and
warrants
granted.........                                                          804,607   $(804,607)
Compensation
expense related
to stock options
and warrants
granted.........                                                                      804,607
Other...........                                      3,913       40       69,893
Unrealized gain
on investments..                                                                                   $99,029
Net loss from
inception
(October 16,
1992) to
December 31,
1997............                                                                                              $(33,266,472)
Comprehensive
loss from
inception
(October 16,
1992) to
December 31,
1997............
                  -------------    -----------   ----------  -------  -----------   ---------      -------    ------------
Balance at
December 31,
1997............         28,372            284   12,993,838  129,938   49,624,386         --        99,029     (33,266,472)
Conversion of
preferred stock
into common
stock...........        (11,376)          (114)     199,509    1,995       (1,881)
Issuance of
common stock
upon exercise of
warrants and
options.........                                     83,631      837      147,472
Compensation
expense related
to stock options
and warrants....                                                          719,225
Unrealized loss
on investments..                                                                                   (22,826)
Net loss........                                                                                                (6,897,024)
Comprehensive
loss............
                  -------------    -----------   ----------  -------  -----------   ---------      -------    ------------
Balance at
December 31,
1998............         16,996            170   13,276,978  132,770   50,489,202         --        76,203     (40,163,496)
                      Total
                  Stockholders'
                     Equity
                  --------------
Issuance of
common stock to
founders........  $     48,725
Issuance of
common stock
upon exercise of
warrants and
options.........       742,162
Issuance of
common stock,
net issuance
costs of
$950,441........    11,902,800
Issuance of
common stock and
warrants upon
Merger..........    14,603,948
Issuance of
common stock
upon conversion
of convertible
debentures......       988,591
Issuance of
preferred stock,
net issuance
costs of
$3,397,158......    20,593,842
Conversion of
preferred stock
into common
stock...........           --
Deferred
compensation
related to stock
options and
warrants
granted.........           --
Compensation
expense related
to stock options
and warrants
granted.........       804,607
Other...........        69,933
Unrealized gain
on investments..        99,029
Net loss from
inception
(October 16,
1992) to
December 31,
1997............   (33,266,472)
                  --------------
Comprehensive
loss from
inception
(October 16,
1992) to
December 31,
1997............   (33,167,443)
                  --------------
Balance at
December 31,
1997............    16,587,165
Conversion of
preferred stock
into common
stock...........           --
Issuance of
common stock
upon exercise of
warrants and
options.........       148,309
Compensation
expense related
to stock options
and warrants....       719,225
Unrealized loss
on investments..       (22,826)
Net loss........    (6,897,024)
                  --------------
Comprehensive
loss............    (6,919,850)
                  --------------
Balance at
December 31,
1998............    10,534,849

                          BOSTON LIFE SCIENCES, INC.
                       (A Development Stage Enterprise)

         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY --(Continued)
     For the Period from inception (October 16, 1992) to December 31, 2000

                                                                                                                Deficit
                  Series A Preferred Stock           Common Stock                                Accumulated  Accumulated
                  ----------------------------   -------------------- Additional                    Other        During
                   Number of                     Number of              Paid-in      Deferred   Comprehensive Development
                     Shares        Par Value       Shares   Par Value   Capital    Compensation Income (Loss)    Stage
                  -------------   ------------   ---------- --------- -----------  ------------ ------------- ------------
Balance at
December 31,
1998............          16,996           170   13,276,978  132,770   50,489,202       --          76,203     (40,163,496)
Issuance of
warrants in
connection with
debentures, net
issuance costs
of $280,806.....                                                        3,319,194
Issuance of
warrants in
connection with
preferred series
C stock issuance
and related
beneficial
conversion
feature, net
issuance costs
of $590,890.....                                                        3,736,789
Accretion of
preferred series
C stock.........                                                       (4,327,679)
Issuance of
common stock and
warrants, net of
issuance costs
of $158,000.....                                    879,668    8,797    4,058,203
Conversion of
preferred stock
into common
stock...........         (12,013)         (120)   1,538,209   15,382    5,088,192
Issuance of
common stock
upon exercise of
warrants and
options.........                                    585,618    5,856    1,108,347
Compensation
expense related
to stock options
and warrants....                                                          221,405
Preferred stock
conversion
inducement......                                                         (600,564)
Unrealized loss
on investments..                                                                                  (629,360)
Net loss........                                                                                               (13,964,484)
Comprehensive
loss............
                   -------------    ----------   ---------- --------  -----------     -----       --------    ------------
Balance at
December 31,
1999............           4,983            50   16,280,473  162,805   63,093,089       --        (553,157)    (54,127,980)
Conversion of
debentures and
payment of
interest in
common stock,
net of issuance
costs of
$307,265........                                  1,585,416   15,854    4,831,566
Issuance of
common stock and
warrants, net of
issuance costs
of $79,423......                                  1,405,956   14,060    9,906,517
Conversion of
preferred stock
into common
stock...........          (4,983)          (50)     387,735    3,877    1,042,719
Issuance of
common stock
upon exercise of
warrants and
options.........                                  1,067,058   10,670    4,466,255
Compensation
expense related
to stock options
and warrants....                                                          265,151
Unrealized gain
on investments..                                                                                   573,654
Net loss........                                                                                               (10,654,264)
Comprehensive
loss............
                   -------------    ----------   ---------- --------  -----------     -----       --------    ------------
Balance at
December 31,
2000............             --     $      --    20,726,638 $207,266  $83,605,297     $ --        $ 20,497    $(64,782,244)
                   =============    ==========   ========== ========  ===========     =====       ========    ============
                      Total
                  Stockholders'
                     Equity
                  -------------
Balance at
December 31,
1998............    10,534,849
Issuance of
warrants in
connection with
debentures, net
issuance costs
of $280,806.....     3,319,194
Issuance of
warrants in
connection with
preferred series
C stock issuance
and related
beneficial
conversion
feature, net
issuance costs
of $590,890.....     3,736,789
Accretion of
preferred series
C stock.........    (4,327,679)
Issuance of
common stock and
warrants, net of
issuance costs
of $158,000.....     4,067,000
Conversion of
preferred stock
into common
stock...........     5,103,454
Issuance of
common stock
upon exercise of
warrants and
options.........     1,114,203
Compensation
expense related
to stock options
and warrants....       221,405
Preferred stock
conversion
inducement......      (600,564)
Unrealized loss
on investments..      (629,360)
Net loss........   (13,964,484)
                  -------------
Comprehensive
loss............   (14,593,844)
                  -------------
Balance at
December 31,
1999............     8,574,807
Conversion of
debentures and
payment of
interest in
common stock,
net of issuance
costs of
$307,265........     4,847,420
Issuance of
common stock and
warrants, net of
issuance costs
of $79,423......     9,920,577
Conversion of
preferred stock
into common
stock...........     1,046,546
Issuance of
common stock
upon exercise of
warrants and
options.........     4,476,925
Compensation
expense related
to stock options
and warrants....       265,151
Unrealized gain
on investments..       573,654
Net loss........   (10,654,264)
                  -------------
Comprehensive
loss............   (10,080,610)
                  -------------
Balance at
December 31,
2000............   $19,050,816
                  =============

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       From
                                                                    Inception
                                                                   (October 16,
                            For the Year Ended December 31,          1992) to
                         ----------------------------------------  December 31,
                             2000          1999          1998          2000
                         ------------  ------------  ------------  ------------
Cash flows from
 operating activities:
 Net loss..............  $(10,654,264) $(13,964,484) $ (6,897,024) $(64,782,244)
 Adjustments to
  reconcile net loss to
  net cash used for
  operating activities:
  Purchased in-process
   research and
   development.........           --      1,725,000           --     12,146,544
  Write-off of acquired
   technology..........           --      3,500,000           --      3,500,000
  Non-cash interest
   expense.............       332,493       247,192           --        579,685
  Compensation charge
   related to options
   and warrants........       265,151       221,405       719,225     2,080,321
  Amortization and
   depreciation........        24,909        39,566        80,644     1,516,291
  Changes in current
   assets and
   liabilities:
  (Increase) decrease
   in other current
   assets..............      (103,924)      136,953        89,609       (40,042)
  Increase (decrease)
   in accounts payable
   and accrued
   expenses............        32,626        69,468      (257,605)      888,628
                         ------------  ------------  ------------  ------------
   Net cash used for
    operating
    activities.........   (10,103,009)   (8,024,900)   (6,265,151)  (44,110,817)
Cash flows from
 investing activities:
 Cash acquired through
  Merger...............           --            --            --      1,758,037
 Purchases of fixed
  assets...............       (43,770)      (12,379)          --       (312,850)
 Increase in other
  assets...............        (5,654)      (83,480)       (2,977)     (355,540)
 Purchases of short-
  term investments.....   (20,511,252)  (12,828,190)  (13,340,276)  (78,237,672)
 Sales and maturities
  of short-term
  investments..........    16,413,376     5,346,514    17,817,954    58,896,331
                         ------------  ------------  ------------  ------------
   Net cash (used for)
    provided by
    investing
    activities.........    (4,147,300)   (7,577,535)    4,474,701   (18,251,694)
Cash flows from
 financing activities:
 Proceeds from issuance
  of common stock......    14,476,925     3,614,203       148,309    31,249,182
 Proceeds from issuance
  of preferred stock...           --      6,150,000           --     27,022,170
 Preferred stock
  conversion
  inducement...........           --       (600,564)          --       (600,564)
 Proceeds from issuance
  of notes payable.....           --            --            --      2,585,000
 Proceeds from issuance
  of convertible
  debentures...........           --      8,000,000           --      9,000,000
 Principal payment of
  notes payable........           --            --            --     (2,796,467)
 Payments of financing
  costs................       (79,423)   (1,372,904)          --     (3,689,483)
                         ------------  ------------  ------------  ------------
   Net cash provided by
    financing
    activities.........    14,397,502    15,790,735       148,309    62,769,838
                         ------------  ------------  ------------  ------------
Net increase (decrease)
 in cash and cash
 equivalents...........       147,193       188,300    (1,642,141)      407,327
Cash and cash
 equivalents, beginning
 of period.............       260,134        71,834     1,713,975           --
                         ------------  ------------  ------------  ------------
Cash and cash
 equivalents, end of
 period................  $    407,327  $    260,134  $     71,834  $    407,327
                         ============  ============  ============  ============
Supplemental cash flow
 disclosures:
 Non cash transactions
  (see notes 8, 10, and
  11)..................  $        --   $        --   $        --

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and its Significant Accounting Policies

   Boston Life Sciences, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system (CNS) disorders and autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the "Merger"). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. (the "Company"). However, all of the employees of the public company (other than a caretaker management) ceased employment six months prior to the Merger, the company's facilities and equipment were sold, and all directors resigned effective with the Merger, whereupon the management and directors of Old BLSI assumed management of the Company. During the period from inception through December 31, 2000, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards No. 7.

   A summary of the Company's significant accounting policies is as follows:

 Basis of Consolidation

   The Company's consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. Five of these subsidiaries are wholly-owned and a minority shareholder owns 10% of the sixth subsidiary, Procell Pharmaceutical, Inc. All significant intercompany transactions and balances have been eliminated.

 Cash, Cash Equivalents and Investments

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 2000 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

   Investments, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statements of Operations but are reflected in the Consolidated Statements of Stockholders' Equity as a component of accumulated other comprehensive loss until realized. Realized gains (losses) are determined based on the specific identification method. Investments consist of United States agency bonds and corporate debt obligations (Note 2). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

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

 Revenue Recognition and Concentration of Customers

   Since inception, the Company has entered into two separate licensing and development agreements with certain pharmaceutical companies related to the development of certain of its technologies. Under the terms of the agreements, the pharmaceutical companies have been provided with a specified period during which they have the right to evaluate the Company's technology. The Company received cash payments from the pharmaceutical companies, and will also receive royalties on eventual sales of any product derived from the development effort. One agreement provided for periodic payments over a three-year period which were recognized ratably over the term of the agreement. The other agreement provided for an initial, non-recurring payment which was recognized in full upon receipt because the Company had no remaining performance obligations.

   In October 2000, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 clarifies the SEC's views related to revenue recognition and disclosure. The adoption of SAB 101 did not effect the Company's financial position or results of operations.

 Research and Development Expenses and Concentration of Outside Researchers

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

   The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those options and warrants outstanding at December 31, 2000, which could generate proceeds to the Company of up to $39.5 million, could potentially dilute earnings per share in the future.

                                                    2000      1999      1998
                                                  --------- --------- ---------
   Stock options................................. 1,956,351 1,836,311 1,368,528
   Warrants...................................... 4,487,069 4,934,858 1,832,530
   Unit options..................................   396,475   413,925   413,925
   Preferred stock...............................       --    355,735   298,141
   Convertible debentures........................       --  1,523,810       --
                                                  --------- --------- ---------
                                                  6,839,895 9,064,639 3,913,124
                                                  ========= ========= =========

 Accounting for Stock-Based Compensation

   The Company has adopted the disclosure-only alternative permitted under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" (Note 11). The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans and related equity issuances. Options and warrants issued to non-employees are subject to a fair value based method of accounting, using the Black-Scholes pricing model, and compensation cost is recognized over the vesting period.

 Preferred Stock

   The Company has, at certain times, issued preferred stock which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, i.e. a "beneficial conversion feature," which is recognized as a return to the preferred shareholders. Such amounts are included in preferred stock preferences in the Consolidated Statements of Operations, and represent a non-cash charge in the determination of net loss available to common shareholders.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying footnotes. Actual results could differ from those estimates.

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

 Segments

   The Company operates as one segment reporting to the chief operating decision maker. Substantially all long-lived assets are maintained in the United States of America.

 Reclassifications

   Certain reclassifications have been made to the 1999, 1998 and period from inception (October 16, 1992) through December 31, 2000 financial statements to conform to the 2000 presentation.

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

2. Investments consist of the following at December 31:

                                                           2000        1999
                                                        ----------- -----------
   U.S. Agency obligations............................. $10,582,114 $14,190,588
   Corporate debt obligations..........................   8,779,724     499,720
                                                        ----------- -----------
                                                        $19,361,838 $14,690,308
                                                        =========== ===========

   The contractual maturities of the Company's investments at December 31, 2000 are as follows: less than one year--$5,294,657; one to five years--$6,284,749; six to ten years--$7,782,432. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 2000 totaled $150,243 and ($129,746), respectively. Net realized gains (losses) totaled ($87,459), $21,487 and $2,484 in 2000, 1999 and 1998,
respectively, and are included in interest income in the Consolidated Statements of Operations.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


3. Fixed assets consist of the following at December 31:

                                                                2000     1999
                                                               ------- --------
   Office furniture and equipment............................. $24,775 $116,007
   Leasehold improvements.....................................   8,379    8,379
   Computer equipment.........................................  21,749   58,510
   Laboratory equipment.......................................     --    33,018
                                                               ------- --------
                                                                54,903  215,914
   Less accumulated depreciation and amortization.............  12,869  205,118
                                                               ------- --------
                                                               $42,034 $ 10,796
                                                               ======= ========

   Depreciation expense on fixed assets for the years ended December 31, 2000, 1999 and 1998 was approximately $12,000, $16,000 and $81,000, respectively, and $277,000 for the period from inception (October 16, 1992) through December 31, 2000.

4. Acquired Technology

   In connection with the Merger, a $3.5 million asset was established representing the appraised value assigned to certain acquired technology. As required under accounting principles generally accepted in the United States of America, the Company periodically evaluated whether a portion of the carrying amount of the technology was impaired by comparing anticipated undiscounted future net cash flows from expected product sales of the technology with its carrying value. The factors considered by management in performing this assessment included the expected cost to obtain product approval as well as the effects on expected product sales of competition, demand, and other economic factors. Based on the information available as of December 31, 1999, the carrying value of the technology was written down to zero by recording a non-cash charge of $3,500,000 which is included in research and development expenses in the Consolidated Statement of Operations for the year ended December 31, 1999.

5. Purchased In-Process Research and Development

   In September 1999, the Company finalized an agreement under which it obtained an option to acquire the licensing rights to certain technology. The Company issued 232,000 shares of common stock and 216,000 warrants exercisable to purchase the Company's common stock at an exercise price of $4.25 per share as consideration for the option. The fair value of such consideration of $1,725,000 has been recognized as purchased in-process research and development in the Consolidated Statement of Operations for the year ended December 31, 1999. The Company elected not to exercise the option rights which expired in May 2000.

6. Research and Development Agreements

   In September 1999, the Company entered into a development and licensing agreement with a pharmaceutical company to develop one of the Company's technologies. The Company received an initial, one-time payment, and will also receive royalties on eventual sales of any product potentially derived from the development effort.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


7. Accounts Payable and Accrued Expenses consist of the following at December
31:

                                                             2000       1999
                                                          ---------- ----------
   Research and development related...................... $  974,831 $1,092,427
   General and administrative related....................    404,098    215,160
   Accrued professional fees.............................    282,364    321,080
   Accrued interest......................................        --     175,000
                                                          ---------- ----------
                                                          $1,661,293 $1,803,667
                                                          ========== ==========

8. Notes Payable and Debt

 8% Convertible Debentures

   In September 1999, the Company issued $8 million in convertible debentures due September 2003 and warrants to purchase a total of 1,690,000 shares of the Company's common stock to two institutional investment funds, both managed by the same institutional investment firm. The net proceeds of $7.4 million were allocated between the warrants (approximately $3.3 million) and the convertible debentures (approximately $4.1 million) based on their relative fair values. The warrants were issued in two classes, the first, or "class A" warrants, are exercisable to purchase 970,000 shares of common stock at an exercise price of $5.75 per share. The second, or "class B" warrants, are exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share. In connection with the financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

   During 2000, the Company issued 1,585,416 shares of common stock resulting from the conversion of the convertible debentures with a face value of $8 million and the payment of interest of approximately $318,000 in the form of shares of common stock. The carrying value of the debentures plus accrued interest thereon, net of deferred financing costs of approximately $307,000, was reclassified to additional paid-in capital upon conversion of the debentures and the payment of accrued interest.

   Interest expense on the convertible debentures totaled $332,493 in 2000, and consisted of $142,861 in interest accrued on the 8% coupon and $189,632 in discount accretion. Interest expense totaled $422,192 in 1999, and consisted of $175,000 in interest accrued on the 8% coupon and $247,192 in discount accretion.

9. Common Stock

 Common Stock Issuances

   In June 2000, the Company completed a private placement of 1,405,956 shares of common stock, which raised approximately $9.9 million in net proceeds. In connection with the financing, the Company issued 200,000 warrants to purchase common stock at $10.00 per share and 300,000 warrants to purchase common stock at $8.00 per share. The warrants contain a provision that will decrease the exercise price of the warrants to the market price (defined as the weighted average sales price per share for the 20 trading days ending on June 1, 2001) if the market price is less than the exercise price of the warrants. In addition, subject to certain exceptions, the exercise price of the warrants will also be reduced if the Company issues to all of the holders of its common stock certain dividends or securities.

   In February 1999, the Company completed a private placement of 647,668 shares of common stock that raised approximately $2.3 million in net proceeds. The investor also received warrants to purchase 97,150

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

shares of common stock at a price of $4.81 per share. The Company is obligated to issue additional shares to the investor if the Company issues common stock in a capital raising transaction at a price per share less than that paid by the investor. Certain issuances, including those related to the exercise of outstanding warrants and options, are not subject to this provision that expires in October 2002.

10. Preferred Stock

   The Company has authorized 1,000,000 shares of preferred stock of which 15,000 shares have been designated as Series A Convertible Preferred Stock and 475,000 shares have been designated as Series C Convertible Preferred Stock. The remaining authorized shares have not been designated.

 Series A Preferred Stock

   In connection with the 1996 private placement of Series A Convertible Preferred Stock, the Company granted options to acquire 23.991 units to the placement agent. Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000. At December 31, 2000, 22.607 unit options were outstanding.

   Each share of the Series A Convertible Preferred Stock was convertible into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. The Company issued 87,121, 210,681, and 199,509 shares of common stock during 2000, 1999 and 1998, respectively, related to the conversion of 4,983, 12,013, and 11,376 shares of Series A Convertible Preferred Stock, respectively.

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

   Each share of the Series C Stock was convertible at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance and the terms provided for a minimum return of 25%. The intrinsic value of this beneficial conversion of approximately $1.9 million was recognized as a preferred stock preference in the Consolidated Statement of Operations in 1999, and represented a non-cash charge in the determination of net loss available to common shareholders. The net proceeds of $5.6 million was allocated between the warrants and the Series C Stock based on their relative fair values. Because the redemption of the Series C Stock was not within the control of the Company, the amount allocated to the Series C Stock was reflected outside of stockholders' equity as "mezzanine" financing. The Series C Stock was accreted to its redemption value of $6,150,000, resulting in the recognition of an additional $2.5 million of preferred stock preferences.

   In November 1999, the Company extended an exchange offer to the Series C stockholders wherein it agreed to issue certain consideration for each share of Series C Stock converted into common stock, pursuant to

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

the then applicable ratio of five shares of common stock for each share of Series C Stock. Such consideration consisted of $4 for each share of Series C Stock converted, as well as one warrant (for each share of Series C Stock converted) to purchase stock at an exercise price of $6 per share. In connection with the exchange offer, the Company paid $600,564 and issued 150,141 warrants in exchange for the conversion of a total of 150,141 shares of Series C Stock into 750,705 shares of common stock. A charge of $1,038,375 representing the fair value of the warrants issued ($437,811) and the cash paid ($600,564) was directly recorded as a preferred stock preference in the Consolidated Statement of Operations in 1999.

   In addition to the shares converted in connection with the exchange offer, 53,669 and 111,606 shares of Series C Stock were converted into 300,614 and 576,824 shares of common stock during 2000 and 1999, respectively.

11. Stock Options and Warrants

 Stock Option Plans

   The Amended and Restated Omnibus Stock Option Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company's common stock through April 2005. The 1998 Omnibus Plan provides for the issuance of options to purchase up to 1,500,000 shares of the Company's common stock through April 2008. Both plans provide for the issuance of both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Company's Board of Directors determines the term of each option, vesting provisions, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company's common stock on the date of grant.

   The Directors' Plan allows for the issuance of up to 600,000 shares of the Company's common stock through April 2005. The Director's Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options issued pursuant to the automatic yearly grant have an exercise price equivalent to 20% of the quoted market price of the Company's common stock on the date of grant. Compensation expense related to the intrinsic value of options issued in connection with the annual grant in 2000, 1999 and 1998 totaled approximately $25,000, $25,000 and $19,000, respectively. During 1996, the Directors' Plan was amended to provide for the granting of additional options at the discretion of the Board of Directors. During 1998, the Directors' Plan was amended to provide for the granting of options to employees of the Company. All options granted under the Directors' Plan have a term of ten years from the date of grant and generally vest over periods up to three years.

 Stock Options

   A summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998 and changes during the years ending on those dates is presented below. In January 1998, the Company issued 372,000 options to employees and directors at a price that was $0.13 less than the market price of the Company's stock on the date of grant, for which the Company recorded a non-cash charge of approximately $48,000. During 1998, the Company amended its Stock Options Plans to provide employees and directors with extended exercise rights upon termination subject to the option holder meeting certain requirements, including minimum terms of employment. In connection with these changes the Company recorded a non-cash charge of approximately $410,000.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


                                 2000                 1999                 1998
                          -------------------- -------------------- --------------------
                                     Weighted-            Weighted-            Weighted-
                                      Average              Average              Average
                                     Exercise             Exercise             Exercise
                           Shares      Price    Shares      Price    Shares      Price
                          ---------  --------- ---------  --------- ---------  ---------
Outstanding at beginning
 of year................  1,836,311    $3.88   1,368,528    $3.74   1,039,668    $4.33
Granted.................    516,530     3.75     712,850     3.25     503,204     2.13
Exercised...............   (309,428)    2.47    (235,067)    1.25     (10,770)    1.10
Forfeited and expired...    (87,062)    4.62     (10,000)    2.00    (163,574)    2.69
                          ---------            ---------            ---------
Outstanding at end of
 year...................  1,956,351     4.04   1,836,311     3.88   1,368,528     3.74
                          =========            =========            =========
Options exercisable at
 year-end...............  1,795,851     4.04   1,514,705     3.91   1,077,212     3.72
                          =========            =========            =========
Weighted-average fair
 valur of options
 granted during the
 year...................               $3.75                $3.83                $1.46

   The following table summarizes information about stock options outstanding at December 31, 2000:

                              Options Outstanding         Options Exercisable
                       --------------------------------- ---------------------
                                    Weighted-
                                     Average   Weighted-             Weighted-
                                    Remaining   Average               Average
  Range of Exercise      Number    Contractual Exercise    Number    Exercise
        Prices         Outstanding    Life       Price   Exercisable   Price
  -----------------    ----------- ----------- --------- ----------- ---------
$0.63--$0.83..........     91,506   2.0 years    $0.81       91,506    $0.81
$1.04--$1.20..........     10,822   5.5 years    1.16        10,822    1.16
$1.79--$2.21..........    168,058   6.5 years    2.15       167,308    2.15
$3.24--$4.54..........  1,373,390   7.6 years    3.73     1,227,140    3.74
$5.74--$7.82..........    297,575   5.2 years    7.33       290,075    7.35
$9.38.................     15,000   7.3 years    9.38         9,000    9.38
                        ---------   ---------    -----    ---------    -----
                        1,956,351   6.9 years    $4.04    1,795,851    $4.04
                        =========   =========    =====    =========    =====

   At December 31, 2000, 629,707 shares are available for grant under the Company's option plans.

 Stock-Based Compensation

   If the Company had valued awards to qualified employees using the fair value methodology prescribed by SFAS 123, the Company's net loss, and basic and diluted net loss per share, would have equaled the pro forma amounts indicated below.

                                          2000          1999         1998
                                      ------------  ------------  -----------
   Net loss
     As reported..................... $(10,654,264) $(13,964,484) $(6,897,024)
     Pro forma....................... $(11,969,875) $(16,398,389) $(7,900,270)
   Basic and diluted loss per share
    available to common shareholders
     As reported..................... $      (0.55) $      (0.95) $     (0.52)
     Pro forma....................... $      (0.62) $      (1.11) $     (0.60)

   The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility ranging from

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

80 to 100 percent; risk-free interest rates, based on the date of grant, ranging from 4.61% to 6.46%; and expected lives ranging from three to five years.

 Warrants

   The Company issued 50,000, 33,187, and 225,000 warrants to certain consultants and business advisors as partial compensation for their services during the years ending December 31, 2000, 1999, and 1998, respectively. The Company recorded non-cash charges of $146,710, $110,317, and $290,000 representing the fair value of those warrants during 2000, 1999, and 1998, respectively. In addition, warrants have been issued in connection with financing transactions as described above.

   At December 31, 2000, warrants outstanding were as follows:

                               Exercise
                               Price per    Warrants
Date of Issue                    Share     Outstanding     Expiration Date
-------------                ------------- ----------- ------------------------
June 2000................... $8.00--$10.00    500,000  May 2005
January 2000................    5.00--6.00     50,000  January 2003
November 1999...............          6.00    133,531  November 2004
September 1999..............          4.25    216,000  September 2004
September 1999..............    5.75--8.25  1,980,000  September 2004
January 1999--March 1999....    2.50--6.00     23,187  January 2004--March 2004
February 1999...............    4.81--6.09    945,252  February 2004
January 1998................    2.13--4.00     39,800  January 2003
January 1997................         15.00     20,000  January 2007
June 1996...................         11.00     32,749  June 2006
February 1996...............          6.71    521,627  February 2006
August 1995.................          6.81     24,923  July 2005
                                            ---------
                                            4,487,069
                                            =========

   Each warrant is exercisable into one share of common stock. The Company has reserved sufficient shares of common stock to meet its stock option and warrant obligations. A total of 745,767 and 276,831 warrants were exercised and cancelled, respectively, in 2000.

 Stockholder Rights Plan

   On September 26, 1991, the Board of Directors of Old BLSI adopted a Stockholder Rights Plan (the "Rights Plan"), declared a dividend of one preferred stock purchase right (a "Right") for each share of common stock held of record at the close of business on October 7, 1991 and directed the issuance of one Right in respect of each share of common stock that becomes outstanding after that date. With certain exceptions, if a person or group (the "Acquirer") acquires 15 percent or more of the outstanding shares of the Company's common stock, the Rights will separate from the shares of common stock and become exercisable. Once the Rights become exercisable, and in certain circumstances if additional conditions are met, the Rights Plan allows holders of the Rights (other than the Acquirer) to buy common stock of the Company or the Acquirer at a substantial discount. The Rights will expire on September 26, 2001 unless they are earlier exercised by the holders or redeemed or exchanged by the Company.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


12. Income Taxes

   Income tax benefit consists of the following for the years ended December
31:

                                             2000         1999         1998
                                          -----------  -----------  -----------
   Federal............................... $ 3,367,000  $ 3,633,000  $ 2,326,000
   State.................................   1,218,000    1,233,000      794,000
                                          -----------  -----------  -----------
                                            4,585,000    4,866,000    3,120,000
   Valuation allowance...................  (4,585,000)  (4,866,000)  (3,120,000)
                                          -----------  -----------  -----------
                                          $       --   $       --   $       --
                                          ===========  ===========  ===========

   Deferred tax assets (liabilities) consist of the following at December 31:

                                         2000          1999          1998
                                     ------------  ------------  ------------
   Net operating loss
    carryforwards................... $ 28,640,000  $ 23,981,000  $ 19,676,000
   Capitalized research and
    development expenses............    1,792,000     1,792,000     2,812,000
   Research and development credit
    carryforwards...................    1,345,000       987,000       961,000
   Other............................      304,000       736,000       616,000
                                     ------------  ------------  ------------
   Gross deferred tax assets........   32,081,000    27,496,000    24,065,000
   Acquired technology..............          --            --     (1,435,000)
                                     ------------  ------------  ------------
   Net deferred tax assets..........   32,081,000    27,496,000    22,630,000
   Valuation allowance..............  (32,081,000)  (27,496,000)  (22,630,000)
                                     ------------  ------------  ------------
                                     $        --   $        --   $        --
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

   A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

                                           2000         1999         1998
                                        -----------  -----------  -----------
   Benefit at statutory rate........... $(3,729,000) $(4,888,000) $(2,417,000)
   State taxes, net of federal
    benefit............................    (668,000)    (877,000)    (504,000)
   Research and development credit.....    (437,000)    (243,000)    (180,000)
   In process research and development
    costs acquired through warrants....         --       484,000          --
   Other...............................     249,000      658,000      (19,000)
                                        -----------  -----------  -----------
                                        (4,585,000)   (4,866,000)  (3,120,000)
   Benefit of loss not recognized,
    increase in valuation allowance....   4,585,000    4,866,000    3,120,000
                                        -----------  -----------  -----------
                                        $       --   $       --   $       --
                                        ===========  ===========  ===========

   As of December 31, 2000, the Company has federal net operating loss carryforwards of $72,966,000 which expire beginning in 2007 and ending in 2020. In addition, the Company has federal and state research

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

and development credits of $947,000 and $612,000, respectively, which expire beginning in 2010 and 2012, respectively, and ending in 2020 and 2015, respectively. These net operating loss carryforwards and research and development credits may be used to offset future federal and state taxable income and tax liabilities. A portion of the net operating loss carryforwards totaling approximately $1,486,000 relates to deductions for the exercise of non-qualified options and certain warrants and will be credited to additional paid-in capital upon realization.

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

13. Commitments and Contingencies

 Operating Leases

   The Company leases certain office equipment and its office space and warehouse facilities under noncancelable operating leases. Terms of the lease for office space include a renewal option of two years. Approximate future minimum lease commitments at December 31, 2000 are as follows: 2001--$184,000, 2002--$93,000. Total rent expense under noncancelable operating leases was approximately $183,000, $161,000, and $124,000 during the years ended December 31, 2000, 1999, and 1998, respectively, and approximately $825,000 for the period from inception (October 16, 1992) through December 31, 2000.

 Litigation

   The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

14. Related Party Transactions

   In April 1997, the Company's primary banking institution (the "Bank") loaned $150,000 to an officer of the Company (the "Loan"). As a condition to and as security for the Loan, the Bank requested that the Company pledge an amount equal to the Loan to the Bank. Such funds, including the accumulated interest thereon, were held by the Bank in a restricted escrow account until the Loan was repaid. In February 2000, the officer repaid the entire loan balance and the Bank released the Company from its pledge commitment. At December 31, 1999, other current assets included approximately $168,000 invested in a certificate of deposit pledged as security for the Loan.

   A director of the Company is a member of the Company's Scientific Advisory Board pursuant to which the Company paid the director consulting fees totaling approximately $53,000 in 2000.

   A director of the Company is a director and Chairman of the Executive Committee of the Bank. The Company paid approximately $51,000 to the Bank during fiscal 2000 primarily for investment management advisory services.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)

   A director of the Company was a Managing Director of the placement agents hired by the Company in connection with the Company's private placements of Series C preferred stock (Note 10) and 8% convertible debentures (Note 8).

15. Supplementary Quarterly Financial Data (Unaudited)

   The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2000 and 1999:

                                             Quarter Ended
                           ----------------------------------------------------
                            March 31,    June 30,    September 30, December 31,
                           -----------  -----------  ------------- ------------
2000
  Revenues................ $       --   $       --    $       --   $       --
  Net loss................  (2,951,150)  (3,328,199)   (2,920,237)  (1,454,678)
  Basic and diluted net
   loss per share......... $     (0.17) $     (0.17)  $     (0.14) $     (0.07)
1999
  Revenues................ $       --   $       --    $   200,000  $       --
  Net loss................  (2,079,285)  (1,636,042)   (4,076,635)  (6,172,522)
  Basic and diluted net
   loss per share......... $     (0.15) $     (0.11)  $     (0.27) $     (0.39)

                                    PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   Not applicable.

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

Item 11. Executive Compensation.

   The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Principal Stockholders and Management" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13. Certain Relationships and Related Transactions.

   The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)(1) Consolidated Financial Statements of the Company

Financial Statements of the Registrant and Report of Independent
 Accountants thereon
Consolidated Balance Sheets at December 31, 2000 and 1999
Consolidated Statements of Operations for the fiscal years ended December
 31, 2000, 1999 and 1998 and for the period from inception (October 16, 1992) through December 31, 2000
Consolidated Statements of Stockholders' Equity (Deficit) for the fiscal years ended December 31, 2000, 1999 and 1998 and for the period from inception (October 16, 1992) through December 31, 2000
Consolidated Statements of Cash Flows for the fiscal years ended December
 31, 2000, 1999 and 1998, and for the period from inception (October 16, 1992) through December 31, 2000
Notes to Consolidated Financial Statements

   (a)(2) Financial Statement Schedules

   Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

   (a)(3) Exhibits.

   The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

 Exhibit
 Number                     Description and Method of Filing
 -------                    --------------------------------
   2.1   Amended and Restated Agreement of Merger, dated as of December 29,
         1994, by and between the Company and Greenwich Pharmaceuticals
         Incorporated(1)

   2.2 Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich
         Pharmaceuticals Incorporated(2)

   3.1   Amended and Restated Certificate of Incorporation, dated March 29,
         1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred
         Stock filed on February 5, 1999, the Certificate of Decrease of Series
         B Convertible Preferred Stock filed on February 18, 1999, and the
         Certificate of Designations, Rights and Preferences of Series C
         Convertible Preferred Stock filed on February 18, 1999(3)

   3.2   Certificate of Decrease and Elimination of Series B Convertible
         Preferred Stock filed on June 29, 1999; Certificate of Decrease of
         Series A Convertible Preferred Stock filed on June 29, 1999;
         Certificate of Correction Filed on June 29, 1999; Certificate of
         Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999(4)

   3.3   Certificate of Designations, Preferences and Rights of Series A
         Preferred Stock filed December 30, 1999; Certificate of Amendment of
         Amended and Restated Certificate of Incorporation filed June 15, 2000;
         Certificate of Correction filed March 16, 2001; Certificate of
         Elimination of Series A Convertible Preferred Stock filed on March 16,
         2001; Certificate of Elimination of Series C Convertible Preferred
         Stock filed on March 16, 2001; Certificate of Designations,
         Preferences, and Rights of Series A Convertible Preferred Stock filed
         March 19, 2001; Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed March 19, 2001(17)

   3.4   Amended and Restated By Laws, effective as of June 26, 1995(5)

   4.1   Rights Agreement between the Company and Continental Stock Transfer &
         Trust Company, as successor Rights Agent dated September 26, 1991, as amended(6)

 Exhibit
 Number                     Description and Method of Filing
 -------                    --------------------------------
   4.2   Specimen Common Stock Certificate(7)

   4.3 Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of Warrant Certificate for Purchase of Common Stock(8)

   4.4   Form of Common Stock Purchase Warrants received by The Tail Wind Fund,
         Ltd. ("Tail Wind") and Form of Common Stock Purchase Warrant received by certain other investors(9)

   4.5   Form of Common Stock Purchase Warrant received by purchasers of Series
         B Preferred Stock and Series C preferred Stock(10)

   4.6 Form of Common Stock Purchase Warrant received by holders of Series C preferred Stock(11)

   4.7 Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A Warrant dated as of September 22, 1999, Form of Class B
         Warrant dated as of September 22, 1999(12)

   4.8   Form of Common Stock Purchase Warrant received by Pictet Global Sector
         Fund-Biotech(13)

   4.9   Form of Common Stock Purchase Warrant received by MTR and the Trout
         Group and Form of Common Stock Purchase Warrant received by HCW,
         Matthew Balk, Scott Weisman, Jason Adelman and Eric Singer(14)

  10.1   Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option
         Plan(2)

  10.2   Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee
         Directors' Non Qualified Stock Option Plan, as amended(15)

  10.3 Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended(16)

  10.4   Purchase Agreement dated February 5, 1999 between Tail Wind and the
         Company(3)

  10.5 Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company(3)

  10.6   Form of Subscription Agreement for Series B Preferred Stock(3)

  10.7   Form of Exchange Agreement between the Company and Holders of Series B
         Preferred Stock(3)

  10.8   Supplement of Subscription Agreement for Series B Preferred Stock(3)

  10.9 Securities Purchase Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999(12)

  10.10 Registration Rights Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999(12)

  10.11  Securities Purchase Agreement dated June 1, 2000 between the Pictet
         Global Sector Fund-Biotech and the Company(10)

  10.12  Registration Rights Agreement dated June 1, 2000 between the Pictet
         Global Sector Fund-Biotech and the Company(10)

  21.1   Subsidiaries of the Registrant(17)

  23.1   Consent of Independent Accountants(17)

--------
 (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
 (2) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
 (3) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998
 (4) Incorporated by reference to BLSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

 (5) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
 (6) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991, Greenwich's Registration Statement on Form 8-A dated October 22, 1991, Greenwich's Form 8 dated July 28, 1993, Greenwich's Form 8-A/A dated August 8, 1994 and BLSI's Form 8-A/A dated March 20, 2001
 (7) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 33-25955)
 (8) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-2730)
 (9) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-75175)
(10) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-44298)
(11) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-74775)
(12) Incorporated by reference to BLSI's Report on Form 8-K dated September 27, 1999
(13) Incorporated by reference to BLSI's Report on Form 8-K dated June 1, 2000
(14) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-40408)
(15) Incorporated by reference to BLSI's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders
(16) Incorporated by reference to BLSI's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders
(17) Filed herewith

   (b) Reports on Form 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 2000 and through March 16, 2001: None

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Boston Life Sciences, Inc.
                                          (Registrant)

                                                  /s/ S. David Hillson
March 29, 2001                            By: _________________________________
                                                      S. David Hillson
                                                Chairman, President & Chief
                                                     Executive Officer



   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

       /s/ S. David Hillson            Chairman, President &        March 29, 2001
______________________________________  Chief Executive Officer
        S. David Hillson, Esq.          (Principal Executive
                                        Officer)

       /s/ Joseph P. Hernon            Executive Vice President,    March 29, 2001
______________________________________  Chief Financial Officer
        Joseph P. Hernon, CPA           and Secretary (Principal
                                        Financial and Accounting
                                        Officer)

        /s/ Marc E. Lanser             Director, Executive Vice     March 29, 2001
______________________________________  President & Chief
         Marc E. Lanser, M.D.           Scientific Officer

        /s/ Colin B. Bier              Director                     March 29, 2001
______________________________________
         Colin B. Bier, Ph.D.

        /s/ Scott Weisman              Director                     March 29, 2001
______________________________________
         Scott Weisman, Esq.

        /s/ Robert Langer              Director                     March 29, 2001
______________________________________
         Robert Langer, Sc.D.

       /s/ Ira W. Lieberman            Director                     March 29, 2001
______________________________________
       Ira W. Lieberman, Ph.D.

    /s/ E. Christopher Palmer          Director                     March 29, 2001
______________________________________
      E. Christopher Palmer, CPA

                                 EXHIBIT INDEX

 Exhibit                                                                  Page
 Number                 Description and Method of Filing                 Number
 -------                --------------------------------                 ------
   2.1   Amended and Restated Agreement of Merger, dated as of
         December 29, 1994, by and between the Company and Greenwich
         Pharmaceuticals Incorporated(1)


   2.2 Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated(2)

   3.1   Amended and Restated Certificate of Incorporation, dated
         March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series
         B Convertible Preferred Stock filed on February 5, 1999, the
         Certificate of Decrease of Series B Convertible Preferred
         Stock filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C Convertible
         Preferred Stock filed on February 18, 1999(3)

   3.2   Certificate of Decrease and Elimination of Series B
         Convertible Preferred Stock filed on June 29, 1999;
         Certificate of Decrease of Series A Convertible Preferred
         Stock filed on June 29, 1999; Certificate of Correction Filed on June 29, 1999; Certificate of Amendment of Amended and
         Restated Certificate of Incorporation filed on June 29,
         1999(4)

   3.3   Certificate of Designations, Preferences and Rights of Series
         A Preferred Stock filed December 30, 1999; Certificate of
         Amendment of Amended and Restated Certificate of
         Incorporation filed June 15, 2000; Certificate of Correction filed March 16, 2001; Certificate of Elimination of Series A
         Convertible Preferred Stock filed on March 16, 2001;
         Certificate of Elimination of Series C Convertible Preferred
         Stock filed on March 16, 2001; Certificate of Designations,
         Preferences, and Rights of Series A Convertible Preferred
         Stock filed March 19, 2001; Certificate of Designations,
         Preferences, and Rights of Series D Preferred Stock filed
         March 19, 2001(17)

   3.4   Amended and Restated By Laws, effective as of June 26,
         1995(5)


   4.1   Rights Agreement between the Company and Continental Stock
         Transfer & Trust Company, as successor Rights Agent dated
         September 26, 1991, as amended(6)

   4.2   Specimen Common Stock Certificate(7)


   4.3 Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of
         Warrant Certificate for Purchase of Common Stock(8)

   4.4   Form of Common Stock Purchase Warrants received by The Tail
         Wind Fund, Ltd. ("Tail Wind") and Form of Common Stock
         Purchase Warrant received by certain other investors(9)

   4.5 Form of Common Stock Purchase Warrant received by purchasers of Series B Preferred Stock and Series C preferred Stock(10)

   4.6   Form of Common Stock Purchase Warrant received by holders of
         Series C preferred Stock(11)


   4.7   Form of 8% Convertible Debenture dated as of September 22,
         1999, Form of Class A Warrant dated as of September 22, 1999,
         Form of Class B Warrant dated as of September 22, 1999(12)

   4.8   Form of Common Stock Purchase Warrant received by Pictet
         Global Sector Fund-Biotech(13)


   4.9   Form of Common Stock Purchase Warrant received by MTR and the
         Trout Group and Form of Common Stock Purchase Warrant received by HCW, Matthew Balk, Scott Weisman, Jason Adelman and Eric Singer(14)

 Exhibit                                                                  Page
 Number                 Description and Method of Filing                 Number
 -------                --------------------------------                 ------


  10.1   Boston Life Sciences, Inc. Amended and Restated Omnibus Stock
         Option Plan(2)


  10.2   Boston Life Sciences, Inc. Amended and Restated 1990 Non-
         Employee Directors' Non Qualified Stock Option Plan, as amended(15)

  10.3 Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended(16)


  10.4 Purchase Agreement dated February 5, 1999 between Tail Wind and the Company(3)


  10.5   Registration Rights Agreement dated February 5, 1999 between
         Tail Wind and the Company(3)


  10.6   Form of Subscription Agreement for Series B Preferred
         Stock(3)


  10.7   Form of Exchange Agreement between the Company and Holders of
         Series B Preferred Stock(3)


  10.8   Supplement of Subscription Agreement for Series B Preferred
         Stock(3)


  10.9 Securities Purchase Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999(12)

  10.10 Registration Rights Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999(12)

  10.11  Securities Purchase Agreement dated June 1, 2000 between the
         Pictet Global Sector Fund-Biotech and the Company(10)

  10.12  Registration Rights Agreement dated June 1, 2000 between the
         Pictet Global Sector Fund-Biotech and the Company(10)

  21.1   Subsidiaries of the Registrant(17)


  23.1   Consent of Independent Accountants(17)