Form 10-Q
period 2001-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2001-05-11
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 2001
                                       --------------


                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from  ____________  to  ______________

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

                   (X)    Yes                     (  )    No

As of May 7, 2001 there were 20,726,638 shares of Common Stock outstanding.

                          BOSTON LIFE SCIENCES, INC.

                              INDEX TO FORM 10-Q

                                                                          Page (s)
                                                                          --------
Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)
    Consolidated Balance Sheets as of March 31, 2001                       1
    and December 31, 2000

    Consolidated Statements of Operations for the three months             2
    ended March 31, 2001 and 2000, and for the period from
    inception (October 16, 1992) to March 31, 2001

    Consolidated Statements of Cash Flows for the three months             3
    ended March 31, 2001 and 2000, and for the period from
    inception (October 16, 1992) to March 31, 2001

    Notes to Consolidated Financial Statements                             4 - 5

  Item 2 - Management's Discussion and Analysis of Financial               6 - 7
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk      7

Part II - Other Information

  Item 1 - Legal Proceedings                                               8

  Item 2 - Changes in Securities                                           8

  Item 3 - Defaults Upon Senior Securities                                 8

  Item 4 - Submission of Matters to a Vote of Security Holders             8

  Item 5 - Other Information                                               8

  Item 6 - Exhibits and Reports on Form 8-K                                8

Signatures                                                                 9

Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                             March 31,               December 31,
                                                                                2001                      2000
                                                                      ---------------------     ---------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $  2,784,229              $    407,327
  Short-term investments                                                         15,233,868                19,361,838
  Other current assets                                                              581,475                   703,867
                                                                      ---------------------     ---------------------
      Total current assets                                                       18,599,572                20,473,032
Fixed assets, net                                                                   211,093                    42,034
Other assets                                                                        199,704                   197,043
                                                                      ---------------------     ---------------------
      Total assets                                                             $ 19,010,369              $ 20,712,109
                                                                      =====================     =====================

Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                        $  1,902,288              $  1,661,293

Stockholders' equity:
  Convertible preferred stock, $.01 par value; 525,000 and 15,000 shares authorized at March 31, 2001 and December 31, 2000,
   respectively; no shares issued and outstanding                                         -                         -

  Common stock, $.01 par value; 40,000,000 shares authorized;
   20,726,638 shares issued and outstanding                                         207,266                   207,266

  Additional paid-in capital                                                     83,605,297                83,605,297
  Accumulated other comprehensive income                                            199,499                    20,497
  Deficit accumulated during development stage                                  (66,903,981)              (64,782,244)
                                                                      ---------------------     ---------------------
      Total stockholders' equity                                                 17,108,081                19,050,816
                                                                      ---------------------     ---------------------
      Total liabilities and stockholders' equity                               $ 19,010,369              $ 20,712,109
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


                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                          From Inception
                                                               Three Months Ended                          (October 16,
                                                                   March 31,                                 1992) To
                                                       2001                        2000                   March 31, 2001
                                             -----------------------     -----------------------     ----------------------
Revenues                                                 $         -                 $         -               $    900,000
Operating expenses:
 Research and development                                  1,744,168                   1,951,249                 42,424,931
 General and administrative                                  695,511                     766,104                 16,437,451
 Purchased in-process research and
  development                                                      -                           -                 12,146,544
                                             -----------------------     -----------------------     ----------------------
   Total operating expenses                                2,439,679                   2,717,353                 71,008,926
                                             -----------------------     -----------------------     ----------------------
   Loss from operations                                   (2,439,679)                 (2,717,353)               (70,108,926)
Interest expense                                                   -                    (344,870)                (2,252,457)
Interest income                                              317,942                     111,073                  5,457,402
                                             -----------------------     -----------------------     ----------------------
   Net loss                                              $(2,121,737)                $(2,951,150)              $(66,903,981)
                                             =======================     =======================     ======================

   Basic and diluted net loss per share                       $(0.10)                     $(0.17)
                                             =======================     =======================

   Weighted average shares outstanding                    20,726,638                  17,055,434
                                             =======================     =======================


                       The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                    From Inception
                                                                 Three Months Ended                 (October 16,
                                                                     March 31,                        1992) to
                                                           2001                   2000              March 31, 2001
                                                      -----------------     -----------------     -----------------
Cash flows from operating activities:
 Net loss                                                   $(2,121,737)          $(2,951,150)         $(66,903,981)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
  Purchased in-process research and development                       -                     -            12,146,544
  Write-off of acquired technology                                    -                     -             3,500,000
  Non-cash interest expense                                           -               332,493               579,685
  Compensation charge related to options and warrants                 -                     -             2,080,321
  Amortization and depreciation                                   5,941                14,967             1,522,232
  Changes in current assets and liabilities:
   Decrease in other current assets                             122,392               172,140                82,350
   Increase in accounts payable and accrued expenses            240,995               622,015             1,129,623
                                                      -----------------     -----------------     -----------------
Net cash used for operating activities                       (1,752,409)           (1,809,535)          (45,863,226)

Cash flows from investing activities:
 Cash acquired through Merger                                         -                     -             1,758,037
 Purchases of fixed assets                                     (175,000)              (33,848)             (487,850)
 Increase in other assets                                        (2,661)               (2,158)             (358,201)
 Purchases of short-term investments                         (2,621,157)           (3,542,333)          (80,858,829)
 Sales and maturities of short-term investments               6,928,129             3,227,593            65,824,460
                                                      -----------------     -----------------     -----------------
Net cash provided by (used for) investing activities          4,129,311              (350,746)          (14,122,383)

Cash flows from financing activities:
 Proceeds from issuance of common stock                               -             2,468,083            31,249,182
 Proceeds from issuance of preferred stock                            -                     -            27,022,170
 Preferred stock conversion inducement                                -                     -              (600,564)
 Proceeds from issuance of notes payable                              -                     -             2,585,000
 Proceeds from issuance of convertible debentures                     -                     -             9,000,000
 Principal payments of notes payable                                  -                     -            (2,796,467)
 Payments of financing costs                                          -                     -            (3,689,483)
                                                      -----------------     -----------------     -----------------
Net cash provided by financing activities                             -             2,468,083            62,769,838
                                                      -----------------     -----------------     -----------------
Net increase in cash and cash equivalents                     2,376,902               307,802             2,784,229
Cash and cash equivalents, beginning of period                  407,327               260,134                     -
                                                      -----------------     -----------------     -----------------
Cash and cash equivalents, end of period                    $ 2,784,229           $   567,936          $  2,784,229
                                                      =================     =================     =================

Supplemental cash flow disclosures:
 Non cash transactions (see note 3)

                 The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)

                                 March 31, 2001


1. Basis of Presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

   The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K.

2. Net Loss Per Share

   Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

   Stock options and warrants to purchase approximately 7.5 million and 6.4 million shares of common stock were outstanding at March 31, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2001, which could generate proceeds to the Company of up to $41.5 million, could potentially dilute earnings per share in the future.

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

4.  Comprehensive Loss

    The Company had total comprehensive loss of $1,942,735 and $2,830,314 for the three months ended March 31, 2001 and 2000, respectively.

5.  Accounting Pronouncements

    In January 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138. The statement requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company's adoption of the statement did not have a material effect on its financial statements.

Item 2.               Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                (March 31, 2000)

     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the Food & Drug Administration ("FDA") regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the documents referred to under such caption.

Results of Operations

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At March 31, 2001, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.

 Three Months Ended March 31, 2001 and 2000

     The Company's net loss was $2,121,737 during the three months ended March 31, 2001 as compared with $2,951,150 during the three months ended March 31, 2000. Net loss per common share equaled $0.10 per share for the 2001 period as compared to $0.17 per share for the 2000 period. The lower net loss in the 2001 period was primarily due to higher research and development costs in the 2000 period and interest expense incurred on 8% convertible debentures which were outstanding during the 2000 period.

     Research and development expenses were $1,744,168 during the three months ended March 31, 2001 as compared with $1,951,249 during the three months ended March 31, 2000. The decrease was primarily attributable to expenditures related to the Phase III clinical trial for the Altropane imaging agent which was initiated in March 1999 and which completed trial enrollment in March 2000.
This item was partially offset by higher product manufacturing costs in the 2001 period related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology.

     General and administrative expenses were $695,511 during the three months ended March 31, 2001 as compared with $766,104 during the three months ended March 31, 2000. The decrease was primarily related to lower professional services costs.

     Interest income was $317,942 during the three months ended March 31, 2001 as compared with $111,073 during the three months ended March 31, 2000. The increase was primarily due to higher average cash, cash equivalent, and short-term investment balances during the 2001 period as compared to the 2000 period which was also adversely affected by the realization of $118,000 of losses on the Company's investment portfolio. Interest expense was zero during the three months ended March 31, 2001 as compared with $344,870 during the three months ended March 31, 2000. In September 1999, the Company issued $8 million of 8% convertible debentures which were converted into common stock in February and March 2000.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended March 31, 2001 is as follows:

Date                   Net Proceeds Raised           Securities Issued
----                   -------------------           -----------------
June 2000              $9.9 million                  Common stock
September 1999         $7.4 million                  Convertible debentures
February 1999          $2.3 million                  Common stock
February 1999          $5.6 million                  Preferred stock

     In the future, the Company's working capital and capital requirements will depend on numerous factors, including the progress of the Company's research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its technologies, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

  At March 31, 2001, the Company had available cash, cash equivalents and short-term investments of approximately $18.0 million and working capital of approximately $16.7 million. The Company believes that the level of financial resources available at March 31, 2001 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

Accounting Pronouncements

     In January 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138. The statement requires that all derivative investments be recorded in the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or comprehensive income depending on whether a derivative is designated as part of a hedge transaction, and the type of hedge transaction. The Company's adoption of the statement did not have a material effect on its financial statements.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

ITEM 5:  OTHER INFORMATION.
         -----------------

         (a)  Exhibits.

              None.

Item 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)  Exhibits.

              None.

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2001: None

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:   May 11, 2001                  /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)