Form 10-Q
period 2001-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2001-08-13
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                  FORM  10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001
                                    -------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from____________________ to______________________

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

                   (X)    Yes                     ( )    No

As of August 6, 2001 there were 20,726,638 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q


                                                                      Page (s)
                                                                      --------
Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)
     Consolidated Balance Sheets as of June 30, 2001
     and December 31, 2000                                                   1

     Consolidated Statements of Operations for the three and
     six months ended June 30, 2001 and 2000, and for the
     period from inception (October 16, 1992) to June 30, 2001               2

     Consolidated Statements of Cash Flows for the six months
     ended June 30, 2001 and 2000, and for the period from
     inception (October 16, 1992) to June 30, 2001                           3

     Notes to Consolidated Financial Statements                          4 - 7

  Item 2 - Management's Discussion and Analysis of Financial            8 - 11
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk       11

Part II - Other Information

  Item 1 - Legal Proceedings                                                12

  Item 2 - Changes in Securities                                            12

  Item 3 - Defaults Upon Senior Securities                                  12

  Item 4 - Submission of Matters to a Vote of Security Holders              13

  Item 5 - Other Information                                                13

  Item 6 - Exhibits and Reports on Form 8-K                                 14

Signatures                                                                  15

Part I - Financial Information

Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                             June 30,                December 31,
                                                                               2001                      2000
                                                                      ---------------------     ---------------------
Assets
Current assets:
  Cash and cash equivalents                                                    $  3,539,952              $    407,327
  Short-term investments                                                         11,508,641                19,361,838
  Other current assets                                                              596,092                   703,867
                                                                      ---------------------     ---------------------
      Total current assets                                                       15,644,685                20,473,032
Fixed assets, net                                                                   199,318                    42,034
Other assets                                                                        204,019                   197,043
                                                                      ---------------------     ---------------------

      Total assets                                                             $ 16,048,022              $ 20,712,109
                                                                      =====================     =====================


Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable and accrued expenses                                        $  1,888,975              $  1,661,293


Stockholders' equity:
  Convertible preferred stock, $.01 par value; 525,000 and 15,000 shares authorized at June 30, 2001 and December 31, 2000,
   respectively; no shares issued and outstanding                                         -                         -


  Common stock, $.01 par value; 40,000,000 shares authorized;
   20,726,638 shares issued and outstanding                                         207,266                   207,266
  Additional paid-in capital                                                     84,002,177                83,605,297
  Accumulated other comprehensive income                                             87,932                    20,497
  Deficit accumulated during development stage                                  (70,138,328)              (64,782,244)
                                                                      ---------------------     ---------------------
      Total stockholders' equity                                                 14,159,047                19,050,816
                                                                      ---------------------     ---------------------

      Total liabilities and stockholders' equity                               $ 16,048,022              $ 20,712,109
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                      From Inception
                                                                                                                       (October 16,
                                                                                                                         1992) to
                                                   Three Months Ended                       Six Months Ended             June 30,
                                                        June 30,                                June 30,
                                                2001                 2000                 2001            2000             2001
                                      --------------------     ----------------     --------------     -----------------------------
Revenues                                       $         -          $         -        $         -     $         -     $    900,000
Operating expenses:
 Research and development                        2,150,459            2,670,726          3,894,627       4,621,975       44,575,390
 General and administrative                        973,579              906,730          1,669,090       1,672,834       17,411,030
 Purchased in-process research and
  development                                            -                    -                  -               -       12,146,544
                                      --------------------     ----------------     --------------     -----------------------------
   Total operating expenses                      3,124,038            3,577,456          5,563,717       6,294,809       74,132,964
                                      --------------------     ----------------     --------------     -----------------------------
   Loss from operations                         (3,124,038)          (3,577,456)        (5,563,717)     (6,294,809)     (73,232,964)
Other expenses                                    (396,880)                   -           (396,880)              -         (396,880)
Interest expense                                         -                    -                  -        (344,870)      (2,252,457)
Interest income                                    286,571              249,257            604,513         360,330        5,743,973
                                      --------------------     ----------------     --------------     -----------------------------

   Net loss                                    $(3,234,347)         $(3,328,199)       $(5,356,084)    $(6,279,349)    $(70,138,328)
                                      ====================     ================     ==============     =============================



   Basic and diluted net loss per
    share                              $             (0.16)    $          (0.17)    $        (0.26)    $     (0.34)
                                      ====================     ================     ==============     ===========

Weighted average shares outstanding             20,726,638           19,450,197         20,726,638      18,252,815
                                      ====================     ================     ==============     ===========


   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                                   From Inception
                                                                          Six Months Ended                           (October 16,
                                                                              June 30,                                 1992) to
                                                                 2001                         2000                 June 30, 2001
                                                      ------------------------     ------------------------     -------------------
Cash flows from operating activities:
 Net loss                                                          $(5,356,084)                 $(6,279,349)           $(70,138,328)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
  Purchased in-process research and development                              -                            -              12,146,544
  Write-off of acquired technology                                           -                            -               3,500,000
  Non-cash expense related to warrants                                 396,880                            -                 396,880
  Non-cash interest expense                                                  -                      332,493                 579,685
  Compensation charge related to options and warrants                        -                      260,630               2,080,321
  Amortization and depreciation                                         17,716                       17,854               1,534,007
  Changes in current assets and liabilities:
   Decrease in other current assets                                    107,775                      185,051                  67,733
   Increase (decrease) in accounts payable and
    accrued expenses                                                   227,682                     (143,702)              1,116,310
                                                      ------------------------     ------------------------     -------------------
Net cash used for operating activities                              (4,606,031)                  (5,627,023)            (48,716,848)

Cash flows from investing activities:
 Cash acquired through Merger                                                -                            -               1,758,037
 Purchases of fixed assets                                            (175,000)                     (42,825)               (487,850)
 Increase in other assets                                               (6,976)                        (211)               (362,516)
 Purchases of short term investments                                (2,621,157)                  (9,969,870)            (80,858,829)
 Sales and maturities of short term investments                     10,541,789                    7,019,355              69,438,120
                                                      ------------------------     ------------------------     -------------------
Net cash provided by (used for) investing activities                 7,738,656                   (2,993,551)            (10,513,038)

Cash flows from financing activities:
 Proceeds from issuance of common stock                                      -                   13,049,758              31,249,182
 Proceeds from issuance of preferred stock                                   -                            -              27,022,170
 Preferred stock conversion inducement                                       -                            -                (600,564)
 Proceeds from issuance of notes payable                                     -                            -               2,585,000
 Proceeds from issuance of convertible debentures                            -                            -               9,000,000
 Principal payments of notes payable                                         -                            -              (2,796,467)
 Payments of financing costs                                                 -                      (60,780)             (3,689,483)
                                                      ------------------------     ------------------------     -------------------
Net cash provided by financing activities                                    -                   12,988,978              62,769,838
                                                      ------------------------     ------------------------     -------------------

Net increase in cash and cash equivalents                            3,132,625                    4,368,404               3,539,952
Cash and cash equivalents, beginning of period                         407,327                      260,134                       -
                                                      ------------------------     ------------------------     -------------------
Cash and cash equivalents, end of period                           $ 3,539,952                  $ 4,628,538            $  3,539,952
                                                      ========================     ========================     ===================

Supplemental cash flow disclosures:
 Non cash transactions (see note 3 and note 5)

   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 2001



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

     Stock options and warrants to purchase approximately 7.9 million and 7.2 million shares of common stock were outstanding at June 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2001, which could generate proceeds to the Company of up to $39.3 million, could potentially dilute earnings per share in the future.

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

4.   Comprehensive Loss

     The Company had total comprehensive loss of $3,345,914 and $3,307,880 for the three months ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, total comprehensive loss was $5,288,649 and $6,138,194, respectively.

5.   Stockholders' Equity

     In the second quarter of 2001, the Company entered into an agreement with a significant securityholder whereby the exercise price of certain warrants held by the securityholder were reduced. The exercise price of 720,000 warrants previously exercisable at $8.25 per share were reduced to $4.625 and the exercise price of 970,000 warrants previously exercisable at $5.75 per share were also reduced to $4.625. In return, the securityholder agreed to significant restrictions (based on daily trading volume) on the number of shares of common stock that it could sell through May 2002. In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations. The amount of the charge is based upon the difference between the fair value (as determined under the Black Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)


     In the second quarter of 2001, the Company also entered into an agreement with a second significant securityholder whereby the securityholder agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price will be reset to the lower of (x) the weighted average sales price per share for the 20 trading days ending on June 1, 2001 and (y) the greater of
     (i) the weighted average sales price per share of common stock for the 20 trading days ending on June 30, 2002 and (ii) $3.00. In addition, these agreements provide that in the event of any reorganization, reclassification, consolidation, merger or similar transaction involving the Company prior to June 30, 2002, the exercise price of the warrants will be deemed to be $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to the securityholder. The securityholder was also granted piggyback registration rights with respect to the shares of common stock issuable upon exercise of the new warrant. The Company was not required to record any charge in connection with the transaction because the fair value (as determined under the Black Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision.

     In June 2000, the Company completed a private placement of 1,405,956 shares of common stock, which raised approximately $9.9 million in net proceeds. In connection with the financing, the Company issued 200,000 warrants to purchase common stock at $10.00 per share and 300,000 warrants to purchase common stock at $8.00 per share.

6.   Accounting Pronouncements

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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on its financial statements.

Item 2.              Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 June 30, 2001


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

Results of Operations

  Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At June 30, 2001, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.

  Three Months Ended June 30, 2001 and 2000

     The Company's net loss was $3,234,347 during the three months ended June 30, 2001 as compared with $3,328,199 during the three months ended June 30, 2000. Net loss per common share equaled $0.16 per share for the 2001 period as compared to $0.17 per share for the 2000 period. The lower net loss in the 2001 period was primarily due to lower research and development costs partially offset by other expenses.

     Research and development expenses were $2,150,459 during the three months ended June 30, 2001 as compared with $2,670,726 during the three months ended June 30, 2000. The decrease was primarily attributable to expenditures related to the Phase III clinical trial for the Altropane imaging agent for the diagnosis of Parkinson's Disease that completed trial enrollment in March 2000 and the Phase II clinical trial for the Altropane imaging agent for the diagnosis of Attention Deficit Hyperactivity Disorder that completed trial enrollment in September 2000. The decrease in these expenditures were partially offset by higher product manufacturing costs in the 2001 period related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology.

     General and administrative expenses were $973,579 during the three months ended June 30, 2001 as compared with $906,730 during the three months ended June 30, 2000. The increase was due to higher professional services primarily attributable to the recruitment of additional clinical personnel. These expenditures were partially offset by higher non-recurring, non-cash professional service costs (representing the fair value, as determined under the Black Scholes pricing model, of warrants and options issued to purchase shares of common stock) totaling $260,630 during the 2000 period.

     Other expenses were $396,880 during the three months ended June 30, 2001 as compared with zero during the three months ended June 30, 2000. The increase was due to a non-cash charge related to an agreement the Company entered into with a significant securityholder whereby the exercise price of certain warrants held by the securityholder were reduced. The charge represents the increase in the fair value (as determined under the Black Scholes pricing model) of the warrants as a result of the decrease in the exercise price.

     Interest income was $286,571 during the three months ended June 30, 2001 as compared with $249,257 during the three months ended June 30, 2000. The increase was due to higher average cash, cash equivalent, and short-term investment balances during the 2001 period as compared to the 2000 period.

  Six Months Ended June 30, 2001 and 2000

     The Company's net loss was $5,356,084 during the six months ended June 30, 2001 as compared with $6,279,349 during the six months ended June 30, 2000. Net loss per common share equaled $0.26 per share for the 2001 period as compared to $0.34 per share for the 2000 period. The lower net loss in the 2001 period was primarily due to lower research and development costs.

     Research and development expenses were $3,894,627 during the six months ended June 30, 2001 as compared with $4,621,975 during the six months ended June 30, 2000. The decrease was primarily attributable to expenditures related to the Phase III clinical trial for the Altropane imaging agent for the diagnosis of Parkinson's Disease that completed trial enrollment in March 2000 and the Phase II clinical trial for the Altropane imaging agent for the diagnosis of Attention Deficit Hyperactivity Disorder that completed trial enrollment in September 2000. The decrease in these expenditures were partially offset by higher product manufacturing costs in the 2001 period related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology.

     General and administrative expenses were $1,669,090 during the six months ended June 30, 2001 as compared with $1,672,834 during the six months ended June 30, 2000.

     Other expenses were $396,880 during the six months ended June 30, 2001 as compared with zero during the six months ended June 30, 2000. The increase was due to a non-cash charge related to an agreement the Company entered into with a significant securityholder whereby the exercise price of certain warrants held by the securityholder were reduced. The charge represents the increase in the fair value (as determined under the Black Scholes pricing model) of the warrants as a result of the decrease in the exercise price.

     Interest income was $604,513 during the six months ended June 30, 2001 as compared with $360,330 during the six months ended June 30, 2000. The increase was due to higher average cash, cash equivalent, and short-term investment balances during the 2001 period as compared to the 2000 period. Interest expense was zero during the six months ended June 30, 2001 as compared with $344,870 during the six months ended June 30, 2000. In September 1999, the Company issued $8 million of 8% convertible debentures which were converted into common stock in February and March 2000.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended June 30, 2001 is as follows:





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

     At June 30, 2001, the Company had available cash, cash equivalents and short-term investments of approximately $15.0 million and working capital of approximately $13.8 million. The Company believes that the level of financial resources available at June 30, 2001 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings, or equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.


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

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001 and for all business combinations accounted for by the purchase method for which the date of acquisition is after June 30, 2001. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 141 and SFAS No. 142 to have a material effect on its financial statements.

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

                          PART II -- OTHER INFORMATION
                          ----------------------------


ITEM 1:   LEGAL PROCEEDINGS.
          -----------------

          None.

ITEM 2:   CHANGES IN SECURITIES.
          ---------------------

          In the second quarter of 2001, the Company entered into an agreement with a significant securityholder whereby the exercise price of certain warrants held by the securityholder were reduced. The exercise price of 720,000 warrants previously exercisable at $8.25 per share were reduced to $4.625 and the exercise price of 970,000 warrants previously exercisable at $5.75 per share were also reduced to $4.625. In return, the securityholder agreed to significant restrictions (based on daily trading volume) on the number of shares of common stock that it could sell through May 2002. In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations. The amount of the charge is based upon the difference between the fair value (as determined under the Black Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share.

          In the second quarter of 2001, the Company also entered into an agreement with a second significant securityholder whereby the securityholder agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price will be reset to the lower of (x) the weighted average sales price per share for the 20 trading days ending on June 1, 2001 and (y) the greater of (i) the weighted average sales price per share of common stock for the 20 trading days ending on June 30, 2002 and (ii) $3.00. In addition, these agreements provide that in the event of any reorganization, reclassification, consolidation, merger or similar transaction involving the Company prior to June 30, 2002, the exercise price of the warrants will be deemed to be $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to the securityholder. The securityholder was also granted piggyback registration rights with respect to the shares of common stock issuable upon exercise of the new warrant. The Company was not required to record any charge in connection with the transaction because the fair value (as determined under the Black Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision.

          Copies of the material agreements related to these transactions are filed as exhibits to this Form 10-Q and incorporated by reference.

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES.
          -------------------------------

          None.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ---------------------------------------------------

          The annual meeting of stockholders was held on June 12, 2001. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative ("withheld") votes set forth below each matter.

          1. To consider and act upon a proposal to elect seven directors for a term ending at the next annual meeting and until each such director's successor is duly elected and qualified:

                                                     For       Withheld
                                                     ---       --------

                 Colin B. Bier, Ph.D.            14,858,643    364,270
                 S. David Hillson, Esq.          15,043,041    179,872
                 Robert Langer, Sc. D.           14,855,084    367,829
                 Marc E. Lanser, M.D.            15,061,686    161,227
                 Ira W. Lieberman, Ph.D.         15,074,839    148,074
                 E. Christopher Palmer, CPA      15,063,254    159,659
                 Scott Weisman, Esq.             14,961,224    261,689


          2. To approve an amendment to the Company's 1998 Omnibus Stock Option Plan to increase to 2,300,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 500,000 shares:


                          For        Against         Abstain
                          ---        -------         -------
                      14,354,112     800,404          68,396


          3. To approve an amendment to the Company's Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan to increase to 800,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 200,000 shares:

                          For        Against         Abstain
                          ---        -------         -------
                      14,270,459     883,760          68,693


ITEM 5:   OTHER INFORMATION.
          -----------------

          (a)  Exhibits.

               4.1 Omnibus Agreement dated May 31, 2001 between Brown Simpson Partners I, LTD and the Company
               4.2 First Amendment to Boston Life Sciences, Inc. Warrants for Purchase of Shares of Common Stock dated May 27, 2001 between Pictet Global Sector-Fund Biotech ("Pictet") and the Company
               4.3 Agreement to Extend "First Amendment to Boston Life Sciences, Inc. Warrants for Purchase of Shares of Common Stock" dated June 13, 2001 between Pictet and the Company
               4.4 Second Amendment to Boston Life Sciences, Inc. Warrants for Purchase of Shares of Common Stock dated June 25, 2001 between Pictet and the Company
               4.5 Common Stock Purchase Warrant dated June 25, 2001 received by Pictet

Item 6:   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

          (a)  Exhibits.

               None.

          (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2001: None.

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:   August 13, 2001               /s/ S. David Hillson
                                      --------------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      --------------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)