Form 10-Q
period 2001-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2001-11-13
CIK 94784

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended   September 30, 2001
                                    ---------------------

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

                          (X)  Yes            ( )  No

As of November 9, 2001 there were 20,726,638 shares of Common Stock outstanding.

                          BOSTON LIFE SCIENCES, INC.

                              INDEX TO FORM 10-Q


                                                                           Page (s)
                                                                           --------
Part I - Financial Information

  Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets as of September 30, 2001                     1
     and December 31, 2000

     Consolidated Statements of Operations for the three and                  2
     nine months ended September 30, 2001 and 2000, and for the period from inception (October 16, 1992) to September 30, 2001

     Consolidated Statements of Cash Flows for the nine months                3
     ended September 30, 2001 and 2000, and for the period from inception (October 16, 1992) to September 30, 2001

     Notes to Consolidated Financial Statements                           4 - 7

  Item 2 - Management's Discussion and Analysis of Financial             8 - 11
           Condition and Results of Operations

  Item 3 - Quantitative and Qualitative Disclosures about Market Risk        11

Part II - Other Information

  Item 1 - Legal Proceedings                                                 12

  Item 2 - Changes in Securities                                             12

  Item 3 - Defaults Upon Senior Securities                                   12

  Item 4 - Submission of Matters to a Vote of Security Holders               12

  Item 5 - Other Information                                                 12

  Item 6 - Exhibits and Reports on Form 8-K                                  12

Signatures                                                                   13

Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                          Consolidated Balance Sheets
                                  (Unaudited)

                                                                          September 30,         December 31,
                                                                             2001                  2000
                                                                          -------------         -------------
Assets
Current assets:
  Cash and cash equivalents                                               $   2,388,721         $    407,327
  Short-term investments                                                     11,011,482           19,361,838
  Other current assets                                                          265,884              703,867
                                                                          -------------         ------------
          Total current assets                                               13,666,087           20,473,032
Fixed assets, net                                                               233,274               42,034
Other assets                                                                    195,926              197,043
                                                                          -------------         ------------
          Total assets                                                    $  14,095,287         $ 20,712,109
                                                                          -------------         ------------

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable and accrued expenses                                  $   2,264,375         $  1,661,293


Stockholders' equity:
   Convertible preferred stock, $.01 par value; 525,000 and 15,000 shares authorized at September 30, 2001 and December 31, 2000,
   respectively; no shares issued and outstanding                                     -                    -
Common stock, $.01 par value; 40,000,000 shares authorized;
   20,726,638 shares issued and outstanding                                     207,266              207,266
Additional paid-in capital                                                   84,027,177           83,605,297
Accumulated other comprehensive income                                          224,922               20,497
Deficit accumulated during development stage                                (72,628,453)         (64,782,244)
                                                                          -------------         ------------
         Total stockholders' equity                                          11,830,912           19,050,816
                                                                          -------------         ------------
         Total liabilities and stockholders' equity                       $  14,095,287         $ 20,712,109
                                                                          =============         ============

   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                           --------------------------
                        (A Development Stage Enterprise)

                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                                           From
                                                                                                                         Inception
                                                                                                                       (October 16,
                                               Three Months Ended                         Nine Months Ended              1992) to
                                                 September 30,                              September 30,              September 30,
                                            2001                 2000                2001                 2000             2001
                                       -------------         -----------          -----------         ------------    -------------
Revenues                               $           -         $         -          $         -         $          -    $     900,000
Operating expenses:
  Research and development                 1,973,858           2,608,037            5,868,485            7,230,012       46,549,248
  General and administrative                 758,876             692,068            2,427,966            2,364,902       18,169,906
  Purchased in-process
    research and development                       -                   -                    -                    -       12,146,544
                                       -------------         -----------          -----------         ------------    -------------
      Total operating expenses             2,732,734           3,300,105            8,296,451            9,594,914       76,865,698
                                       -------------         -----------          -----------         ------------    -------------
      Loss from operations                (2,732,734)         (3,300,105)          (8,296,451)          (9,594,914)     (75,965,698)
Other expenses                                     -                   -             (396,880)                   -         (396,880)
Interest expense                                   -                   -                    -             (344,870)      (2,252,457)
Interest income                              242,609             379,868              847,122              740,198        5,986,582
                                       -------------         -----------          -----------         ------------    -------------
      Net loss                         $  (2,490,125)        $(2,920,237)         $(7,846,209)        $ (9,199,586)   $ (72,628,453)
                                       -------------         -----------          -----------         ------------    -------------
      Basic and diluted net loss
      per share                        $       (0.12)        $     (0.14)         $     (0.38)        $      (0.48)
                                       -------------         -----------          -----------         ------------
Weighted average shares outstanding       20,726,638          20,618,442           20,726,638           19,041,358
                                       =============         ===========          ===========         ============


   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Science, Inc.
                       (A Development Stage Emterprise)

                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                                From Inception
                                                                                                 (October 16,
                                                                   Nine Months Ended               1992) to
                                                                     September 30,               September 30,
                                                                2001               2000              2001
                                                            -----------       ------------      --------------
Cash flows from operating activities:
 Net loss                                                   $(7,846,209)      $ (9,199,586)      $(72,628,453)
 Adjustments to reconcile net loss to net cash used
  for operating activities:
   Purchased in-process research and development                      -                  -         12,146,544
   Write-off of acquired technology                                   -                  -          3,500,000
   Non-cash expense related to warrants                         396,880                  -            396,880
   Non-cash interest expense                                          -            332,493            579,685
   Compensation charge related to options and
     warrants                                                    25,000            320,993          2,105,321
   Amortization and depreciation                                 31,673             21,884          1,547,964
   Changes in current assets and liabilities:
     Decrease in other current assets                           437,983            243,387            397,941
     Increase in accounts payable and accrued
        expenses                                                603,082            346,337          1,491,710
                                                            -----------       ------------       ------------
Net cash used for operating activities                       (6,351,591)        (7,934,492)       (50,462,408)

Cash flows from investing activities:
 Cash acquired through Merger                                         -                  -          1,758,037
 Purchases of fixed assets                                     (222,913)           (43,770)          (535,763)
 Decrease (increase) in other assets                              1,117             (2,903)          (354,423)
 Purchases of short term investments                         (6,180,347)       (15,563,293)       (84,418,019)
 Sales and maturities of short term investments              14,735,128         10,413,596         73,631,459
                                                            -----------       ------------       ------------
Net cash provided by (used for) investing activities          8,332,985         (5,196,370)        (9,918,709)

Cash flows from financing activities:
 Proceeds from issuance of common stock                               -         14,476,925         31,249,182
 Proceeds from issuance of preferred stock                            -                  -         27,022,170
 Preferred stock conversion inducement                                -                  -           (600,564)
 Proceeds from issuance of notes payable                              -                  -          2,585,000
 Proceeds from issuance of convertible debentures                     -                  -          9,000,000
 Principal payments of notes payable                                  -                  -         (2,796,467)
Payments of financing costs                                           -            (79,423)        (3,689,483)
                                                            -----------       ------------       ------------
Net cash provided by financing activities                             -         14,397,502         62,769,838
                                                            -----------       ------------       ------------
Net increase in cash and cash equivalents                     1,981,394          1,266,640          2,388,721
Cash and cash equivalents, beginning of period                  407,327            260,134                  -
                                                            -----------       ------------       ------------
Cash and cash equivalents, end of period                    $ 2,388,721       $  1,526,774       $  2,388,721
                                                            ===========       ============       ============

Supplemental cash flow disclosures:
 Non cash transactions (see note 3 and note 5)

   The accompanying notes are an integral part of the consolidated financial statements.

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

            Notes to Consolidated Financial Statements (Unaudited)
                              September 30, 2001



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

   Stock options and warrants to purchase approximately 8.0 million and 6.9 million shares of common stock were outstanding at September 30, 2001 and 2000, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2001, which could generate proceeds to the Company of up to $39.3 million, could potentially dilute earnings per share in the future.

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

4. Comprehensive Loss

   The Company had total comprehensive loss of $2,353,135 and $2,728,246 for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, total comprehensive loss was $7,641,784 and $8,866,440, respectively.

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

                          Boston Life Sciences, Inc.
                       (A Development Stage Enterprise)

            Notes to Consolidated Financial Statements (Unaudited)


  In July 2001, the Company adopted SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company's adoption of the statement did not effect its financial statements.

  In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial statements.

Item 2.              Management's Discussion and Analysis
               of Financial Condition and Results of Operations
                              September 30, 2001


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

Results of Operations

 Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system disorders and autoimmune diseases. The Company expects that its research and development costs will continue to increase as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At September 30, 2001, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.

 Three Months Ended September 30, 2001 and 2000

     The Company's net loss was $2,490,125 during the three months ended September 30, 2001 as compared with $2,920,237 during the three months ended September 30, 2000. Net loss per common share equaled $0.12 per share for the 2001 period as compared to $0.14 per share for the 2000 period. The lower net loss in the 2001 period was primarily due to decreased research and development costs.

     Research and development expenses were $1,973,858 during the three months ended September 30, 2001 as compared with $2,608,037 during the three months ended September 30, 2000. The decrease was primarily attributable to expenditures related to the Phase III clinical trial for the Altropane(TM) imaging agent for the diagnosis of Parkinson's Disease and the Phase II clinical trial for the Altropane(TM) imaging agent for the diagnosis of Attention Deficit Hyperactivity Disorder that completed trial enrollment in September 2000.

     General and administrative expenses were $758,876 during the three months ended September 30, 2001 as compared with $692,068 during the three months ended September 30, 2000. The increase was primarily attributable to higher professional service costs.

     Interest income was $242,609 during the three months ended September 30, 2001 as compared with $379,868 during the three months ended September 30, 2000. The decrease was due to lower average cash, cash equivalent, and short-term investment balances during the 2001 period as compared to the 2000 period.

Nine Months Ended September 30, 2001 and 2000

     The Company's net loss was $7,846,209 during the nine months ended September 30, 2001 as compared with $9,199,586 during the nine months ended September 30, 2000. Net loss per common share equaled $0.38 per share for the 2001 period as compared to $0.48 per share for the 2000 period. The lower net loss in the 2001 period was primarily due to decreased research and development costs.

     Research and development expenses were $5,868,485 during the nine months ended September 30, 2001 as compared with $7,230,012 during the nine months ended September 30, 2000. The decrease was primarily attributable to expenditures related to the Phase III clinical trial for the Altropane(TM) imaging agent for the diagnosis of Parkinson's Disease and the Phase II clinical trial for the Altropane(TM) imaging agent for the diagnosis of Attention Deficit Hyperactivity Disorder that completed trial enrollment in September 2000. The decrease in these expenditures were partially offset by higher product manufacturing costs in the 2001 period related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology.

     General and administrative expenses were $2,427,966 during the nine months ended September 30, 2001 as compared with $2,364,902 during the nine months ended September 30, 2000.

     Other expenses were $396,880 during the nine months ended September 30, 2001 as compared with zero during the nine months ended September 30, 2000. The increase was due to a non-cash charge related to an agreement the Company entered into with a significant securityholder whereby the exercise price of certain warrants held by the securityholder were reduced. The charge represents the increase in the fair value (as determined under the Black Scholes pricing model) of the warrants as a result of the decrease in the exercise price.

     Interest income was $847,122 during the nine months ended September 30, 2001 as compared with $740,198 during the nine months ended September 30, 2000. The increase was due to higher average cash, cash equivalent, and short-term investment balances during the 2001 period as compared to the 2000 period. Interest expense was zero during the nine months ended September 30, 2001 as compared with $344,870 during the nine months ended September 30, 2000. In September 1999, the Company issued $8 million of 8% convertible debentures which were converted into common stock in February and March 2000.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended September 30, 2001 is as follows:

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

     At September 30, 2001, the Company had available cash, cash equivalents and short-term investments of approximately $13.4 million and working capital of approximately $11.4 million. The Company believes that the level of financial resources available at September 30, 2001 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings, or equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

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

     In July 2001, the Company adopted SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company's adoption of the statement did not effect its financial statements.

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year

2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial statements.

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

ITEM 5:  OTHER INFORMATION.
         -----------------

         (a)  Exhibits.

              None.

ITEM 6:  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

         (a)  Exhibits.

              None.

         (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2001:

                    Date of Report             Item Reported
                    --------------             -------------
                    September 11, 2001              5,7

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


                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                         (Registrant)


DATE:  November 13, 2001              /s/ S. David Hillson
                                      --------------------
                                      S. David Hillson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)

                                      /s/ Joseph Hernon
                                      ------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                        Officer)