Form 10-K405
period 2001-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2002-03-29
CIK 94784

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ---------------

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
            ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ([sec]) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq National Market on March 22, 2002, the aggregate market value of the 22,123,580 outstanding shares of voting stock held by nonaffiliates of the Registrant was $54,202,771.

     As of March 22, 2002, there were 22,374,210 shares of the Registrant's Common Stock issued and outstanding.

     Documents incorporated by reference: Portions of the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Registrant's 2002 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

================================================================================

                                     PART I

ITEM 1.     BUSINESS.

OVERVIEW

     Boston Life Sciences, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, central nervous system ("CNS") disorders and certain autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally founded in 1992, merged into a publicly held company effective June 15, 1995 (the "Merger") which then changed its name to Boston Life Sciences, Inc. ("BLSI" or the "Company" or "We"). Our principal executive offices are located at 137 Newbury Street, 8th Floor, Boston, Massachusetts 02116, and the telephone number is (617) 425-0200. We expect to relocate our offices to 20 Newbury Street, Boston, Massachusetts 02116, by the end of the second quarter of 2002.

     Our overall corporate strategy is to in-license early-stage technologies from academic research centers, predominately Harvard University and its affiliated hospitals ("Harvard and its Affiliates"), and to develop those technologies within the academic laboratory through the "proof of principle" stage. We then "extract" these potential products from the academic laboratory and continue to develop these products through the Investigational New Drug ("IND") and clinical trials, with the goal of obtaining marketing approval for each of the selected technologies. Finally, corporate marketing and/or development partnerships are sought after in a manner that strategically fits with the Company's overall goal of building shareholder value.

     We currently have 13 technologies in our product portfolio, all of which were invented or discovered by researchers working at Harvard and its Affiliates and have been exclusively licensed to us.

ALTROPANE(TM) IMAGING AGENT

     The ALTROPANE(TM) imaging agent is a small molecule invented by researchers at Harvard and its Affiliates, including the Massachusetts General Hospital, that we are developing as a diagnostic for Parkinson's Disease ("PD") and Attention Deficit Hyperactivity Disorder ("ADHD"). The ALTROPANE(TM) imaging agent is an 123I-based nuclear medicine imaging agent that binds with extremely high affinity and specificity to the Dopamine Transporter ("DAT"). Consequently, the amount of the ALTROPANE(TM) imaging agent taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. In patients with PD, there is a marked decrease in the number of DATs in the striatal region of the brain. As a result, when the ALTROPANE(TM) imaging agent is administered to patients with PD, its uptake is substantially diminished as compared to patients without PD. This marked decrease in the ALTROPANE(TM) imaging agent uptake in patients with PD is the basis for the use of the ALTROPANE(TM) imaging agent as a diagnostic test for early PD. Conversely, ADHD appears to be associated with an excess number of DATs in this same region of the brain and thus the ALTROPANE(TM) imaging agent has the potential to be a valuable diagnostic imaging agent for ADHD as well.

  PARKINSON'S DISEASE (PD)

     Parkinson's Disease is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. It is caused by a significant decrease in the number of dopamine producing cells in specific areas of the brain. Inadequate production of dopamine causes the classic PD symptoms of resting tremor, muscle retardation, and rigidity. PD afflicts about 250,000-500,000 Americans and about 4 million individuals in developed nations worldwide. The number of individuals having PD is expected to grow substantially as people continue to live longer and the overall population ages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. There is presently no objective test available in the United States to diagnose PD.

     We believe that the Phase II clinical trial results, which we announced in April 1999, provides clear evidence that the ALTROPANE(TM) imaging agent is useful in distinguishing normal individuals from those individuals with early PD. The results of this trial, which was completed in February 1999, indicated that patients with early or mild PD were reliably and easily differentiated from normal patients based on the ALTROPANE(TM) imaging agent scan results. The differentiation of PD patients from normal patients was demonstrated by the distinct differences in binding potential. Normal patients had a mean striatal binding potential of 1.07 +/- 0.17 vs 0.44 +/- 0.19 for patients with early/mild PD (p less than 0.00007). The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.90). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients.

     We initiated our Phase III clinical trial in March 1999 and completed trial enrollment in March 2000. The trial was conducted at 20 clinical sites and was comprised of 165 patients. The Phase III study was designed to confirm the ALTROPANE(TM) imaging agent's ability to differentiate Parkinson's movement disorders (including PD) from other movement disorders and to assess the efficacy of the ALTROPANE(TM) imaging agent-SPECT scanning in a sample population representative of those individuals that consult with neurologists or internists for undiagnosed movement disorders. In July 2000, we announced that both of the trial's primary endpoints were statistically significant. The study enrolled 95 subjects having the clinical diagnosis of Parkinsonian Syndrome ("PS") and 70 patients having non-Parkinsonian Syndrome movement disorders with clinical features similar to PS but whose symptoms are caused by something other than a destruction of dopamine producing cells. PD is the most common form of PS, the name for a group of disorders with similar features. These disorders share the same primary clinical symptoms, and all are the result of the loss of dopamine-producing brain cells. The clinical diagnosis of patients in the trial was made by expert neurologists specializing in movement disorders. The ALTROPANE(TM) imaging agent-SPECT scans were performed on each subject and were reviewed by an independent three-member panel of nuclear medicine physicians specializing in neuroimaging who had no knowledge of the clinical diagnosis. The ALTROPANE(TM) imaging agent scans were read and categorized as being consistent with either PS or non-PS, and were then compared to the expert clinical diagnosis. There were no ALTROPANE(TM) imaging agent-related adverse events reported in the study.

     In August 2000, we signed an agreement with MDS Nordion, Inc. ("MDS Nordion") of Ottawa, Canada to supply the ALTROPANE(TM) imaging agent under the Good Manufacturing Process ("GMP") required by the Food and Drug Administration ("FDA" or the "Agency"). MDS Nordion specializes in radioisotopes, radiation, and related technologies used to diagnose, prevent and treat disease, is the recognized pre-eminent producer of 123 Iodine in North America, and has a high-quality manufacturing facility for producing finished radiopharmaceuticals. MDS Nordion is part of MDS Inc., an international health and life sciences company based in Canada.

     In September 2001, we announced that Nordion had completed the GMP commercial manufacturing scale-up process for the ALTROPANE(TM) imaging agent. According to the terms of the Development and Supply Contract, MDS Nordion will compile and prepare the regulatory information for the Chemistry Manufacturing and Controls ("CMC") section of the Company's New Drug Application ("NDA") for PD. MDS Nordion will also supply the GMP ALTROPANE(TM) imaging agent for the Company's ADHD and other clinical trials, as well as manufacture and distribute the ALTROPANE(TM) imaging agent following commercial launch, when and if the NDA filing is approved by the FDA.

     In February 2002, we announced the completion of the testing that we believe is necessary to document the chemical and biologic equivalence of the commercial supply of the ALTROPANE(TM) imaging agent to that used in the clinical trials of the drug. These studies were necessitated by the change of manufacturer and process from clinical trial scale to full GMP commercial scale. The results of these equivalency studies revealed no detectable differences in chemical or biologic properties between the two sources of material.

     In February 2002, we submitted a pre-NDA briefing document to the FDA and requested a teleconference with the Agency to discuss any outstanding issues that the FDA may require us to address in advance of scheduling a pre-NDA meeting. However, there can be no assurance that the FDA will agree that all data accumulated to date will be sufficient for the filing of an NDA.

  ATTENTION DEFICIT HYPERACTIVITY DISORDER (ADHD)

     ADHD is the most commonly diagnosed behavioral disorder in children and is the fastest growing psychiatric disorder in adults. Since 1990, the total number of American children diagnosed with ADHD has risen from 900,000 to over
5.5 million, and the use of stimulant medication such as RITALIN(R) (methylphenidate) has increased 700% in the same period. ADHD is currently diagnosed according to a set of behavioral criteria defined in the Diagnostic and Statistical Manual ("DSM") used by psychiatrists. However, it has not been possible to validate these criteria against an objective biological standard since such a standard has never been established and does not currently exist. Consequently, the DSM criteria have generated widespread concern and, in the view of many critics, often are misapplied and misinterpreted. The lack of a clear-cut, demonstrated biological basis for ADHD has led to a great deal of confusion concerning the diagnosis of ADHD and has even provoked skepticism regarding the existence of the disorder.

     There is currently no objective test to diagnose ADHD. Researchers have recently postulated, but have not been able to confirm, that ADHD may be linked to an abnormality in the DAT. A number of stimulant medications, including RITALIN(R) (methylphenidate), currently constitute the most prescribed treatment for the broadly described disorder labeled "ADHD." Since there has not been an objective test to differentiate between biochemical abnormality and purely psychological behavior disorders, the increasing use of potentially addictive drugs among children has prompted vigorous public debate amongst educators, parents and the medical community. This concern has escalated in recent years as evidenced by widespread coverage in the media.

     We initiated a development program utilizing the ALTROPANE(TM) imaging agent for the early diagnosis of ADHD in June 1999. Under a Physician's Sponsored IND application, adult patients with ADHD underwent brain scanning using the ALTROPANE(TM) imaging agent, and were found to have a significantly abnormal elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The excessive number of dopamine transporters found in the midbrain in these ADHD subjects suggests that this may be the underlying detectable biochemical abnormality in at least a certain segment of individuals presenting with symptoms of ADHD. The results of the study were subsequently published in the British medical journal The Lancet. The senior author of the article was Dr. Alan Fischman, Chief of Nuclear Medicine at the Massachusetts General Hospital.

     In January 2000, we finalized the clinical trial program for our Phase II and III clinical trials. We initiated our first Phase II trial in April 2000 and completed trial enrollment in September 2000. The trial, comprised of 40 adult patients, was designed to expand the database on normal individuals and to elaborate on the findings obtained to date. In March 2001, we announced that the ALTROPANE(TM) imaging agent had succeeded in identifying adults with long-standing expertly-diagnosed ADHD in the Phase II study. Adults (age 20-40) diagnosed by clinical experts as having ADHD had statistically-significant elevations in the number of their DATs (p(less than)0.001) compared to normal (non-ADHD) individuals of the same age group. The 40 subject study was carried out at four academic medical institutions in the U.S., and the data analysis was performed at the Massachusetts General Hospital in Boston. The statistically-significant separation of ADHD from normal individuals based on the ALTROPANE(TM) imaging agent brain scan in this study confirms the results of our pilot study.

     In December 2001, we initiated a second Phase II trial in adults using a simplified scanning procedure and algorithm adjustments. This trial will consist of 80 patients. If we obtain successful results in this trial, we will then proceed to a Phase III clinical trial. We hope to obtain "fast track" designation from the FDA for the ALTROPANE(TM) imaging agent in the ADHD indication based on "unmet medical need". Under fast track provisions, the FDA is committed to working with the sponsor for the purpose of expediting the clinical development and evaluation of the drug's safety and efficacy. There can be no assurance that we will obtain fast track designation or that, if obtained, such designation will guarantee a faster development process, review or approval, compared to conventional FDA procedures.

     In March 2002, we expanded our clinical program using the ALTROPANE(TM) imaging agent as an ADHD diagnostic agent with the initiation of a Phase II study in children. The 40 subject study will be performed at Children's Hospital of Philadelphia and University of Massachusetts Medical School in Worcester, Mass., two institutions of renowned excellence in the diagnosis and treatment of ADHD. The study will enter children between ages 8-17 that have an expertly-determined psychiatric diagnosis of either ADHD (20 subjects) or one of three anxiety syndromes (Generalized Anxiety Disorder, Social Phobia, or Separation Anxiety Disorder [20 subjects]). An Altropane-SPECT scan will then be performed on each child and the indirect measure of DATs will be calculated by a nuclear medicine specialist without knowledge of the subject's previously established clinical diagnosis. The results of the ADHD group will then be statistically compared to those of the anxiety group. The working hypothesis is that children with ADHD will have a statistically-significant elevation in their calculated DATs compared to those with anxiety disorders. We plan to use the degree of statistical separation of the groups in planning the Phase III study. ADHD is often difficult to differentiate clinically from anxiety disorders in children; therefore we believe that any objective test to aid in differentiating these two groups could be of great practical benefit.

  MARKET POTENTIAL

     We believe that the total market prospects for the ALTROPANE(TM) imaging agent in both PD and ADHD are substantial. It is estimated that approximately 132,000 individuals per year present to their physician with new, undiagnosed movement disorders, and are therefore candidates for the ALTROPANE(TM) imaging agent scan to diagnose or rule-out early Parkinson's Disease. In the far larger ADHD market, a conservatively estimated 1.5 million adults between the ages of 20 to 40 are tentatively diagnosed with ADHD. The most significant single market is, of course, the 3 million children who are categorized as having ADHD. The annual incidence (new cases) of behavioral disorders consistent with ADHD in both adults and children is approximately 1.3 million. We believe that an effective diagnostic for ADHD will provide a much-needed objective basis for therapeutic intervention with drugs such as RITALIN( (methylphenidate). Including its use for both PD and ADHD indications, we believe that the ALTROPANE(TM) imaging agent has the potential, if approved, to become one of the largest selling radiopharmaceuticals ever developed. Our preliminary projections point toward a combined potential of 300,000 to 500,000 scans per year, five years post-introduction.

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

     Our anti-angiogenic agent, Troponin I ("Troponin"), was discovered to be present in cartilage (a tissue devoid of blood vessels) by scientists at Children's Hospital in Boston, and found to have extremely strong anti-angiogenic activity, both in vitro and in vivo. Recombinant Troponin has been shown to inhibit lung metastases in animals at doses that by extrapolation to the human equivalent appears to yield a convenient clinical dosing regimen. The scientific basis for our development of Troponin was published in the March 16, 1999 edition of the Proceedings of the National Academy of Sciences. We own the exclusive license to the issued (November 1998) U.S. patent for the use of Troponin to treat a variety of angiogenic diseases, specifically including solid cancerous tumors and eye diseases. A second patent, covering pharmaceutical compositions of Troponin, was subsequently issued (February
2000) which we believe significantly strengthens our proprietary position regarding the use of this natural compound.

     In January 2001, we announced the development of a proprietary method for the purification of complex bacterial-produced recombinant proteins, such as Troponin, that conserves the biological activity of the protein. We believe that this method will enable us to produce large amounts of highly active Troponin at a relatively advantageous cost for our clinical trials and, if approved, subsequent commercialization. The development of an economic, scale-up methodology for production of complex proteins while adhering to FDA mandated standards for purity and still retaining requisite biological activity has been a very difficult problem for the biotechnology industry. This has been especially true in the case of several anti-angiogenic agents.

     In November 2001, we completed the required pre-IND one-month toxicology tests for Troponin. Preliminary results revealed no significant toxicity in either species (primates and rats) during or after the one-month infusion period. The results of these tests form an important part of the Company's IND application which is necessary for the initiation of human clinical trials. These tests evaluated the toxic potential of recombinant human Troponin when administered as a continuous infusion for a one-month period in both rats and primates. These studies incorporated doses up to ten times the anticipated dose to be used in human clinical trials. Significantly, primates exhibited no demonstrable immune response. Preliminary evaluation revealed no adverse effects on any organs, and blood tests revealed no clinically significant abnormalities in hematologic or chemistry parameters. As expected, wound healing, which relies heavily on angiogenesis, was clearly delayed in most animals receiving Troponin. We believe that these results constitute further evidence that Troponin has anti-angiogenic effects when administered in this manner.

     In January 2002, we announced that Troponin, when administered by constant infusion in extremely low doses to mice, had dramatically suppressed growth of melanoma metastases in the lung. These results, though preliminary, strongly support our belief that Troponin has significant potential as a clinically effective anti-angiogenic product for the prevention of tumor metastases in high-risk cancer patients. The study, carried out at the McGill Center for Transnational Research in Cancer at the Jewish General Hospital in Montreal, consisted of administering the clinical formulation of GMP Troponin to mice beginning 24 hours after intravenous introduction of B16 melanoma cells to the mice. These melanoma cells localize in the lung within several hours after injection and require the establishment of a vascular supply in order to grow to a size that is visible to the naked eye. The mice were treated with a constant intravenous infusion of Troponin at a cumulative dose of either 1 or 5 mg/kg/day. Animals were sacrificed after 24 days of treatment. Animals receiving 1mg/kg/day of Troponin had an approximate 65% decrease in the number of lung metastases compared to control animals, and animals receiving 5mg/kg/day had a >90% decrease in the number of metastases compared to control animals.

     In March 2002, we announced that we had initiated regular production of Troponin at our own facility in Baltimore, MD. Our manufacturing team is now able to produce all anticipated clinical trial material using our internally developed, proprietary manufacturing process. We are now able to purify a "batch" of Troponin in 24 hours, compared to the four days required by our previous contract manufacturer. This increased efficiency has resulted in higher yield and improved biologic activity in the final product. We believe that this in-house production should result in substantial cost and time savings. We are currently in the process of converting our Baltimore, MD facility from Good Laboratory Practices ("GLP") production capability to full GMP production capability to meet FDA requirements for human-use material.

     We are presently compiling the pre-clinical data required to be included in an IND application. This data will include the results of efficacy and toxicology studies in animals. We have initiated the design of the Phase I/II trial, including the preparation of the trial protocol, and have held discussions with a number of potential clinical sites. We hope to initiate Phase I/II studies in patients with non-small cell lung cancer as soon as possible. However, there can be no assurances that the FDA will accept our IND submission or will not request additional pre-clinical data before allowing us to initiate human clinical trials.

  2. INOSINE AND AXOGENESIS FACTOR 1 (AF-1)

     Unlike lower vertebrates, human beings have extremely limited capacity to regenerate damaged or destroyed nerves in their CNS. Thus, severe injuries to the spinal cord and brain generally result in permanent disability. In a limited way, other accessory nerve pathways can compensate for those that have been destroyed, resulting in limited recovery with rehabilitation, particularly after stroke. In contrast, peripheral nerves, such as those innervating the limbs, can regenerate, albeit extremely slowly, resulting in the potential for substantial functional recovery with time. The question as to why peripheral nerves, but not CNS nerves, can regenerate has been one of the central questions in neurobiology. Much research effort has been devoted to identifying the factors that could explain the differences in regenerative potential between the peripheral and CNS.

     Inosine and AF-1 are nerve growth factors which specifically promote axon outgrowth in CNS cells. We acquired the rights to Inosine and AF-1 from Children's Hospital in 1998 and 1995, respectively. Since axons form the connections between cells of the CNS (brain and spinal cord), we believe that Inosine and AF-1 could provide a means to regenerate those connections following CNS damage suffered in stroke or spinal cord injury. We believe that these compounds have the potential to treat other acute and chronic degenerative CNS disorders, such as PD and Alzheimer's, as well as leading eye diseases such as glaucoma and macular degeneration.

     The annual incidence of stroke in the U.S. is approximately 500,000 with more than 3,000,000 stroke survivors currently alive. The incidence of traumatic brain injury is approximately 50,000 annually. The incidence of spinal cord injury is approximately 10,000 cases annually. Treatment for these conditions is presently limited to hemodynamic support, steroids to reduce inflammation, and, in the case of stroke, the correction of predisposing hematological abnormalities. In addition to stroke and spinal cord injury, we believe that Inosine and AF-1 can be effective treatments for glaucoma and other eye diseases such as macular degeneration. Glaucoma is one of the leading causes of partial blindness in developed countries, affecting approximately 3 million individuals in the U.S.

     An examination of the damage caused by stroke and the limitations of existing forms of treatment provides a good example of why we believe that Inosine may provide a therapeutic benefit to stroke patients. In simple terms, stroke is essentially caused by an acute blockage of a blood vessel to a specific area of the brain. Depending on the extent of the territory vascularized by this vessel, clinical consequences range from minor debility to death. As far as we are aware, all current therapies, both approved or in development, are focused on minimizing the damage to the affected territory of the brain, either by reversing the blockage (by clot dissolution) or protecting brain cells from the ischemic injury (cytoprotective agents). However, once the damage is complete, there is little or no functional recovery, since there is little or no nerve regeneration in the CNS that could compensate for the irreversible loss of the nerve cells and their connections. Up to now, the inability to provide regeneration therapy for stroke has been simply due to the absence of any effective compounds having the necessary in vivo regenerative activity. Based on experimental results in animals, we believe that Inosine appears to be the most effective compound ever identified in regenerating nerve connections in the CNS. Inosine can be administered directly into the Cerebral Spinal Fluid ("CSF") which bathes the brain, thereby exposing the relevant brain tissue to therapeutic amounts of Inosine while minimizing the potential for systemic toxicity. Inosine can potentially be administered via a widely-used delivery system for several months if necessary, in order to promote the optimal amount of regeneration. Inosine appears to be effective even when given after the damage has been done and the stroke is complete. This is in sharp contrast to other potential agents for stroke therapy now in development which must be given almost immediately after the stroke.

     We believe Boston Life Sciences, Inc. together with our collaborative scientists, have reported some of the most significant accomplishments in the field of nerve regeneration published to date, and that these results demonstrate that we are in the forefront in the search for potentially important regenerative agents for stroke, spinal cord injury, and eye disease. A summary of these milestones is set forth below:

..    Inosine stimulated axon collateral growth in an animal model that has many features in common with spinal cord injury in humans. Almost all of the treated animals showed signs of extensive collateral sprouting of axons from the uninjured to the injured side of the corticospinal tract reaching below the level of the hemi-transection. The number of collateral (new) axons ranged up to 2,500 per treated animal, compared to 28-170 axons seen in control animals.

..    Our collaborating scientists developed a methodology to stimulate regeneration of the optic nerve to a degree far greater than had previously been documented in scientific literature. The results of these studies were published in The Journal of Neuroscience (20; 4615; 2000), one of the leading peer-reviewed neuroscience journals. The authors describe how retinal ganglion cells that give rise to the optic nerve could be stimulated to regenerate optic nerve fibers following an experimental crush injury to the optic nerve. Not only was the amount of regeneration far greater than has ever been reported previously elsewhere, but in addition these regenerated fibers were observed to pass through the crush injury and extend for several millimeters distally along the degenerated optic nerve tract towards the brain.

..    Our collaborating scientists identified and isolated a previously unknown naturally-occurring nerve growth factor that can potentially stimulate regeneration of the optic nerve. As a result of this discovery, we plan to expand our clinical development of our nerve growth factors to include Glaucoma. Glaucoma is a condition caused by an abnormal increase in intraocular pressure, which in turn results in degeneration of the optic nerve. Normalization of intra-ocular pressure, which is the mainstay of therapy, can prevent further loss of sight, but cannot alone restore vision that has already been lost. The nerve cells that generate or constitute the optic nerve do, however, retain the natural ability to regenerate the axons (connecting fibers) that populate the optic nerve provided the proper growth factor is present. It is hoped therefore, that this product will induce the regeneration of optic nerve fibers that have been lost thereby facilitating restoration of sight.

..    Our collaborating scientists isolated the molecular target of Inosine and
     AF-1. This target appears to be an enzyme within CNS neurons that specifically controls axon growth of all CNS nerve cells, whether in the brain or in the spinal cord. Activation of this enzyme by Inosine and AF-1 is apparently sufficient to overwhelm the natural inhibitory factor(s) such as Nogo, a naturally occurring protein that inhibits axon regeneration in the CNS.

..    Our collaborating scientists demonstrated that Inosine treatment apparently produced near total recovery of limb function in an experimental rat model of stroke. Functional improvement in treated animals was highly statistically significant compared to control animals, which continued to exhibit severe impairments. The improvement in limb function in the treated animals, as assessed in a number of behavioral tasks, was highly statistically significant. Treated animals recovered greater than 90% of their pre-stroke function. The untreated group continued to exhibit severe functional impairments, remaining effectively paralyzed.

..    The Journal of Neuroscience reported on the discovery by our collaborating scientists of the mechanism by which Inosine stimulates new axon growth. This paper describes for the first time how Inosine specifically turns on an enzyme that in turn upregulates a whole family of genes required for axon growth.

     In March 2002, we reported toxicity test results which indicated that Inosine appears not to cause random, uncontrolled axon regeneration in normal rats. The 28-day toxicity test was performed in rats to determine whether there were any adverse general (non-CNS) or CNS-specific dose-limiting toxicity associated with continuous CNS administration of Inosine. The route of administration was identical to that anticipated for use in the Phase I/II clinical study that we are planning in stroke patients. The maximal dosage used in the toxicity test was up to 25 times the established effective dose in rats. A detailed microscopic examination and analysis of brain tissue was performed to detect any random, unwanted new axon growth in the brains of treated rats compared to the brains of untreated control rats. This is important because non-regulated axon growth could potentially cause bizarre changes in behavior, personality or normal function. No increase in random, inappropriate axon growth or proteins associated with such growth was detected.

     We are presently compiling the pre-clinical data required to be included in an IND application. This data will include the results of efficacy and toxicology studies in animals. We have initiated the design of the Phase I/II trial, including the preparation of the trial protocol, and have held discussions with a number of potential clinical sites. We hope to initiate Phase I/II studies in patients who have suffered strokes as soon as possible. However, there can be no assurances that the FDA will accept our IND submission or will not request additional pre-clinical data before allowing us to initiate human clinical trials.

  3. PARKINSON'S DISEASE THERAPEUTIC

     In June 1999, we initiated collaborative efforts on a group of new therapeutic compounds developed by the same scientists who developed the ALTROPANE(TM) imaging agent. We believe that this group of compounds represents a novel and promising approach to the treatment of PD. Each product candidate in this group is a small tropane-based molecule that binds with extremely high selectivity to the DAT, thereby blocking the reuptake of dopamine from nerve connections. This blockade results in an increase in local dopamine concentrations at the nerve junctions and thus compensates for the decreased dopamine production characteristic of PD. We believe that the strategy of DAT blockade represents a new approach to the treatment of PD.

     In February 2000, we announced preliminary results of a primate study which demonstrated that one of these compounds, namely BLS-602, significantly improved the symptoms of experimental PD. In these studies, monkeys with mild to moderate PD were injected with either placebo or BLS-602. Movement was scored using vests containing computer chips to quantify the gross movements of the animals. Prior to treatment, the monkeys had extremely low scores due to the rigidity of the induced PD. However, within one hour of drug injection, movement scores increased to normal. The animals exhibited quantitative and qualitative normal movement for up to 8 hours post-injection, and then reverted to their former rigidity. A positive dose response effect to the drug was correlated with a dose-related improvement in motion.

     In November 2000, we announced that BLS-602 had successfully reversed the movement abnormalities exhibited by PD in primates in a more extensive second round of experiments. This further success is positive because the characteristics and method of action of this compound offers the potential that side effects will be greatly reduced compared with other PD therapeutics currently available.

     In September 2001, we acquired the licensing rights to these compounds. The scientific basis for our development of a DAT blocker was supported by a research paper, published in a September 2001 issue of the journal Science, entitled "Dendrodendritic inhibition through reversal of dopamine transport." The ground-breaking research described in the paper strongly implicates the DAT as a major mediator of the brain damage that causes the symptoms of PD. While we initially assumed that our DAT blockers would be effective in reducing the symptoms of early PD, we did not have enough evidence to be able to assert that they might also fundamentally change the course of the underlying disease. We believe that we now have a concrete, scientific basis for the pursuit of such a claim.

     We are conducting preclinical development studies of BLS-602 and other compounds in this group in order to determine which candidate(s), if any, should advance into human clinical trials.

  4. C-MAF

     In June 1996, we acquired the rights to a transcription factor called C-MAF which has been shown, in preclinical in vitro tests, to regulate the switching of T helper 1 ("Th1") cells into T helper 2 ("Th2") cells. We believe that the ability to switch Th1 cells into Th2 cells (and vice versa) may be significant in the treatment of autoimmune diseases and allergies. The discovery of and potential role for this factor was the subject of a lead article in the June 28, 1996 edition of Cell. When a gene encoding C-MAF was inserted into Th1 cells, they transformed themselves into Th2 cells. Our collaborating scientists have since accomplished the stable transfection of a large proportion of T cells in culture, which is the first step in creating a gene therapy product for clinical use. In a "Proof of Principle" experiment, the C-MAF gene was inserted into a fertilized mouse egg. The T cells of the fully developed animal all appeared to be of the Th2 subtype, thereby providing evidence that one can transform an animal's T cells in vivo. In addition, our collaborating scientists believe that they have identified the C-MAF promoter, which could represent an ideal target for the development for small molecule inhibition of the allergic/autoimmune response. A product based upon a successful program in this area would potentially address a large cross-section of autoimmune and allergic diseases.

     In addition to C-MAF, a second factor, called NIP-45, has been discovered by our collaborating scientists which appears to synergize with C-MAF and other factors to significantly boost transcription of the IL4 gene in Th2 cells. Thus, a gene therapy strategy focused on either inserting the C-MAF gene alone, or the C-MAF gene together with the NIP-45 gene, could potentially lead to the development of a therapeutic product for the treatment of severe autoimmune diseases, although results to date are preliminary. This approach to a treatment for allergies requires the development of an inhibitor to C-MAF, NIP-45, or both, in order to decrease the number of Th2 cells and to restore the proper balance between the numbers of Th1 and Th2 cells at the site of inflammation. In the case of asthma and hay fever, the optimal formulation would be a small molecule that could be delivered via aerosol to the lung where it would be incorporated into the Th2 cells surrounding the bronchi.

     In September 1999, we announced that we had entered into a development and licensing agreement with Pfizer to further develop a major sector of our C-MAF technology. Under the terms of the agreement, we will receive royalties on eventual sales of any product derived from the development effort, with the goal of developing a small molecule therapeutic drug for the treatment of a wide range of allergies and asthma. According to the most recent "Progress Report," submitted to the Company, the initial phase of the collaboration has been successful in identifying a number of small molecules that have specific C-MAF inhibiting activity. These molecules were subsequently tested in whole-cell assays, which have confirmed their ability to inhibit IL4 production after stimulation. We believe that these results represent concrete progress towards the identification of a lead compound with potential to inhibit IL4 product in animals.

     In October 2001, we announced that C-MAF appears to effectively protect animals from a type of autoimmune diabetes. These findings, published in the journal Diabetes (vol. 50; 39-46; 2001) represent the first published evidence of the potential effectiveness of a gene-therapy approach using C-MAF to treat or halt the progression of Type I diabetes in children. A U.S. patent covering the nucleic acid sequence of human C-MAF was issued on August 14, 2001. Patent claims for methods of producing and modulating human C-MAF for therapy are pending. Type I (insulin-dependent) diabetes results from autoimmune destruction of insulin-producing cells in the pancreas. Type I diabetes affects approximately 1 million individuals in the U.S., and there are approximately 60,000 new cases diagnosed annually in children. The only current therapy is life-long insulin replacement.

  5. FLOURATEC(TM) IMAGING AGENT

     In December 1998, we announced that we had started preclinical development on a "second generation" technetium-based compound for the diagnosis of PD. This compound differs from the ALTROPANE(TM) imaging agent in structure and in the advantageous substitution of technetium for iodine as the radio-ligand. Subsequent research has shown that this agent can differentiate PD from normal, but comprehensive data on its performance in human subjects as compared to the ALTROPANE(TM) imaging agent is not yet available. However, primate studies using the technetium compound have demonstrated that this compound is taken up by the normal striatum in sufficient quantity to provide an easily readable image. Primates with experimentally-induced PD had markedly decreased uptake of the compound. Radiation dosimetry, pharmacokinetic, and toxicology studies were all favorable. Based on these pre-clinical results, a Physician's Sponsored IND was filed with the FDA and subsequently studies with the FLUORATEC(TM) imaging agent were performed in healthy volunteers. The image quality was comparable to that obtained with the ALTROPANE(TM) imaging agent. We believe that the ability to eventually follow the ALTROPANE(TM) imaging agent to market with a second-generation technetium product would give us a long-term competitive advantage in this rapidly emerging diagnostic area.

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

     Alan J. Fischman, M.D., Ph.D., Chief, Department of Nuclear Medicine, Massachusetts General Hospital;

Professor of Radiology, Harvard Medical School;

     Robert S. Langer, Sc.D., Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology;

     Robert Licho, M.D., Director of Medical Imaging, Boston Life Sciences, Inc.; Nuclear Medicine Physician, University of Massachusetts/Memorial Medical Center; Associate Professor of Radiology, University of Massachusetts Medical School;

     Bertha K. Madras, Ph.D., Professor of Psychobiology, Department of Psychiatry, Harvard Medical School;

     Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA;

     Marsha A. Moses, Ph.D., Associate Professor, Harvard Medical School and Children's Hospital; and

     Lee P. Schacter PhD, M.D., Director of Cancer Research, Boston Life Sciences, Inc.; President PhaseN Consulting.

RESEARCH AND DEVELOPMENT

     We rely on licensing from third parties, principally Harvard and its Affiliates, as our source for new technologies and product candidates and we maintain only limited internal research and development personnel and facilities. Research and development expenses for the years ended December 31, 2001, 2000 and 1999 were $7.4 million, $8.6 million and $10.4 million, respectively.

LICENSING AGREEMENTS, PATENTS AND INTELLECTUAL PROPERTY

     The Company has obtained exclusive licenses to patent portfolios that cover each of our products in development. Additional licenses are currently being negotiated for additional patent properties that will extend our protection. The licenses in place provide for milestone payments and royalties based on product sales or revenues, at rates that are consistent with those standard in the industry. We generally have a first option to license additional technologies invented or discovered during the course of related research programs funded by us. There can be no assurance that such research will lead to the discovery of new technologies or that we will be able to obtain a license for any newly discovered technologies on acceptable terms, if at all.

     Our patent strategy is to pursue patent protection in the U.S. and in major developed countries for our technologies. At December 31, 2001, we owned or licensed 21 issued U.S. patents and had 39 pending patent applications in the U.S. to protect our proprietary methods and processes. We have also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of December 31, 2001, our patent portfolio outside the U.S. comprised of 49 issued patents and over 74 pending patent applications. The issued U.S. patents relate to imaging the central nervous system, nerve regeneration, angiogenesis inhibition, and transcription factors and their therapeutic use. Our goal is to obtain broad patent protection for our technologies and their related medical indications.

     The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex and evolving legal and factual questions. The patent application and issuance process generally takes at least several years and is usually very expensive without any guarantee that a patent will be issued. In many cases, our know-how and technology may not be patentable, and if it is, the coverage sought in a patent application can be denied or significantly reduced before or after the patent is issued. Since patent applications are secret until the applications are published and since publication of discoveries in the scientific or patent literature often lags behind actual discoveries, we cannot be certain that we were the first to make inventions covered by each of our pending patent applications or that we were the first to file patent applications for such inventions. There can be no assurance that patents will issue from our pending or future patent applications or, if issued, that such patents will be of commercial benefit to us, afford us adequate protection from competing products, or not be challenged or declared invalid. In addition, even if we secure patent protection, our products may still infringe on the patents or rights of other parties, and they may decide not to grant a license to us. We may have to change our products or processes, engage in legal challenges to the validity of third party patents that block our ability to market a product, pay licensing fees or stop certain activities because of the patent rights of third parties, any of which could cause additional unexpected costs and delays.

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

     We also rely on trade secrets and proprietary know-how. We seek to protect this information primarily through confidentiality agreements with our collaborators and consultants, but there can be no guarantee that these agreements will not be breached or that we will have adequate remedies for such breach. In addition, if consultants, scientific advisors, or other third parties apply technological information which they have developed separate from us to our technologies, there may be disputes as to the ownership of such information which may not be resolved in our favor.

COMPETITION

     The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research on the causes of, and possible treatments for diseases for which we are trying to develop products, including cancer, PD, ADHD, CNS disorders and certain autoimmune diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to keep pace with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products, which could also enable them to bring products to market faster than we do.

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

     A significant amount of research and development in the biotechnology industry is conducted by academic institutions, governmental agencies and other public and private research organizations. We possess only limited internal research and development facilities and personnel and rely on collaborations with these entities (principally, Harvard and its Affiliates) to acquire new technologies and product candidates. These entities often seek patent protection and enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. We face competition in our licensing or acquisition activities from pharmaceutical companies and biotechnology companies that also seek to collaborate with or acquire technologies or product candidates from these entities. Accordingly, we may have difficulty licensing or acquiring technologies or product candidates on acceptable terms.

REGULATORY CONSIDERATIONS

     Our technologies must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficiency before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which clinical efforts are initiated ultimately result in an approved product. The clinical trial and regulatory approval process can require many years and substantial cost, and there can be no guarantee that our efforts will result in an approved product.

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

MANUFACTURING

     We currently outsource manufacturing for all of our products, with the exception of Troponin, and expect to continue to outsource manufacturing in the future. We believe our current suppliers will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of primarily outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs.

     In May 2001, we entered into a lease agreement for certain laboratory space in Baltimore, Maryland. We acquired this space in connection with our hiring of a Senior Vice President of Protein Development to support our efforts to establish a consistent manufacturing process for Troponin. In November 2001, we increased the amount of space we are leasing in Baltimore by approximately 36% to a total of approximately 2,200 square feet. In March 2002, we announced that we had initiated regular production of Troponin at this facility. Our manufacturing team is now able to produce all anticipated clinical trial material, using our internally developed, proprietary manufacturing process. We are now able to purify a "batch" of Troponin in 24 hours, compared to the four days required by our previous contract manufacturer. This increased efficiency has resulted in higher yield and improved biologic activity in the final product. We believe that this in-house production should result in substantial cost and time savings. We are currently in the process of converting our Baltimore, MD facility from GLP production capability to full GMP production capability to meet FDA requirements for human-use material. There can be no assurances that we can successfully upgrade the facility to GMP standards.

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

     We are a development stage company, we have always had losses from our operations and we expect future losses. We will never be profitable unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

     We are a development stage company and have always had losses from our operations. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next twelve months, and probably longer. There can be no guarantee that we will ever generate revenues or operating profits, or that if we do generate revenues or operating profits, that we will be able to continue to do so.

     As of December 31, 2001, we have incurred total net losses since inception of approximately $75 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, and other technologies (which we collectively refer to in this document as our "technologies"), general and administrative expenses and costs related to obtaining and protecting patents. We expect to incur significant operating losses for at least the next eighteen months, and probably longer, primarily due to the continued expenditures necessary to support progress of our research and development programs, including preclinical studies and clinical trials.

     Our ability to generate revenue and operating income in the future will depend on many factors including:

     . The progress of our research and development activities and our clinical trials, and the degree to which we encounter the problems, delays, and other complications frequently experienced by development stage biotechnology companies;

     . Our ability to successfully negotiate economically feasible collaborative research, manufacturing, marketing and/or other agreements, and subsequently meet the terms of such agreements;

     . The cost and timing of, and success in, obtaining FDA and other regulatory approvals of our products;

     . The cost of protecting our patent claims and other intellectual property rights;

     . Manufacturing costs and the market acceptance of our products at prices sufficient to generate adequate profits; and

     . Competing technologies and changes in economic, regulatory or competitive conditions of the pharmaceutical and biotechnology industry.

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

     We spend a significant amount for research and development, including preclinical studies and clinical trials of our technologies. We believe that the cash, cash equivalents, and investments available at December 31, 2001, combined with approximately $3 million in net proceeds raised in a private placement completed in March 2002, will provide sufficient working capital to meet our anticipated expenditures for more than the next twelve months. Thereafter, we may need to raise substantial additional capital if we are unable to generate sufficient revenue from product sales or through collaborative arrangements with third parties. To date, we have always experienced negative cash flows from operations and have funded our operations primarily from equity financings. If adequate funds are not readily available, we may need to significantly reduce or even cease one or more of our research or development programs. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity financing, the terms of such financing will have the effect of diluting the holdings and the rights of our stockholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.

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

     With the exception of the ALTROPANE(TM) imaging agent, all of our technologies and early-stage product candidates are in preclinical development and we have not yet submitted INDs, for these product candidates, which will be required before we can begin clinical trials in the United States. We may not submit INDs for these candidates as planned and the FDA may not permit us to proceed with clinical trials. We may abandon further development efforts before the products reach clinical trials. We do not know what the cost to manufacture these products in commercial quantities will be, or the dose required to treat patients. We do not know whether any of these product candidates ultimately will be shown to be safe and effective. If we are unable to successfully develop and commercialize our technologies and early-stage product candidates, our business and results of operations will be harmed.

     If we are unable to secure adequate patent protection for our technologies, then we may not be able to compete effectively as a biotechnology company.

     At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in our primary scientific areas of research and development including CNS disorders, cancer, and certain autoimmune diseases. Such competitors will seek patent protection for their technologies, and such patent applications or rights might conflict with the patent protection that we are seeking for our technologies. If we do not obtain patent protection for our technologies, or if others obtain patent rights that block our ability to develop and market our technologies, our business prospects may be significantly and negatively affected. Further, even if patents can be obtained, there can be no guarantee that these patents will provide us with any competitive advantage.

     Our patent strategy is to obtain broad patent protection, in the U.S. and in major developed countries, for our technologies and their related medical indications. The patent application and issuance process generally takes at least several years and is usually very expensive without any guarantee that a patent will be issued. In many cases, our know-how and technology may not be patentable. Risks associated with protecting our patent and proprietary rights include the following:

     . Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office (the "USPTO") requires additional experimental evidence that our technologies work;

     . Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

     . Our competitors may develop products which are similar to ours but which do not infringe on our patents or products, or a third party may successfully challenge one or more of our patents in an interference or litigation proceeding;

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

     Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, until recently, when we initiated limited internal research capability, we have always outsourced all of our research and development, preclinical and clinical activities. As a result, we are dependent upon our network of expert advisors, including the individuals who serve on our Scientific Advisory Board, and our collaborations with key medical and research institutions for the development of our technologies. These expert advisors are not our employees but provide us with important information and knowledge that may enhance our product development strategies and plans. Our collaborations with key medical and research institutions are important for some of the testing and evaluation of our technologies. The loss of relationships with our expert advisors or medical and research institutions could harm our ability to develop our technologies.

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

     Historically, we have been heavily dependent on our relationship with Harvard and its Affiliates because substantially all of our technologies were licensed from, and most of our research and development activities were performed by, Harvard University and its Affiliates. Now that a portion of our early-stage research at Harvard has yielded an identified product in each area of research, we have begun and expect to continue to conduct much of our later stage development work and all of our formal preclinical and clinical programs outside of Harvard. Nevertheless, the originating scientists still play important advisory roles. Each of our collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with Harvard and its Affiliates.

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

     We currently outsource most of our research and development, preclinical and clinical activities. If we decide to increase our internal research and development capabilities for any of our technologies, we may need to hire additional key management and scientific personnel to assist the limited number of employees that we currently employ. There is significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. If we fail to attract such personnel, it could have a significant negative effect on our ability to develop our technologies. There can be no guarantee that we will be successful in hiring or retaining the personnel that may be required for such activities in the future.

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

     The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for diseases for which we are trying to develop therapeutic or diagnostic products, including cancer, PD, ADHD, CNS disorders and certain autoimmune diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. There can be no assurance that we will be able to keep pace with any new technological developments. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology and pharmaceutical industries as well as our ability to successfully compete include:

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

     Our technologies must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which clinical efforts are initiated ultimately result in an approved product. The clinical trial and regulatory approval process can require many years and substantial cost, and there can be no guarantee that our efforts will result in an approved product.

     Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA regulates pharmaceutical products, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. Risks associated with the regulatory approval process include:

     . Obtaining FDA clearances is time-consuming and expensive, and there is no guarantee that such clearances will be granted or that the FDA review process will not involve delays that significantly and negatively affect our products. We may encounter similar delays in foreign countries;

     . Regulatory clearances may impose significant limitations on the uses for which any approved products may be marketed;

     . Any marketed product and its manufacturer are subject to periodic review and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals; and

     . Changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control or inadequate experience to assess their full impact upon our business.

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

  We have limited manufacturing capacity and marketing experience and expect to be heavily dependent upon third parties to manufacture and market approved products.

     We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our technologies and currently have no plans to obtain additional facilities. To date, we have obtained the limited amount of quantities required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of Troponin, which we presently plan to produce in our facility in Baltimore, Maryland.

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

     As of December 31, 2001, options and warrants to purchase approximately
8.6 million shares of our common stock were outstanding at exercise prices ranging from $0.63-$15.00 per share. Approximately 1.4 million of these previously granted options and warrants have exercise prices of $3.00 per share and below, and approximately 7.2 million have exercise prices above $3.00 per share. Approximately 1.9 million warrants contain anti-dilution provisions that will decrease the exercise price of these instruments if we sell common stock at a price below the exercise price of these warrants, with some limited exceptions. Of these 1.9 million warrants, 1.7 million warrants contain additional provisions that could result in the Company issuing additional warrants to these warrant holders if we sell common stock at a price below the exercise price of these warrants. Approximately 500,000 warrants contain a provision that will decrease the exercise price of these instruments, if, on the second anniversary of the original transaction, the market price of our common stock is less than the exercise price on such date. The Company is also obligated to issue to a certain warrantholder additional warrants in an amount equal to 9.9% of the increase in common stock outstanding through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. Any of the foregoing provisions could motivate the holders of these instruments to sell our common stock short in the public market which could negatively affect our stock price. The exercise of our options and warrants will dilute the percentage ownership interest of our current stockholders. In addition, the terms upon which we would be able to obtain additional money through the sale of our stock may be negatively affected by the existence of these warrants and options because new investors may be concerned about the impact upon the future market price of the stock if these warrants and options were consistently exercised and the underlying stock sold.

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

  We have implemented anti-takeover provisions which could discourage or prevent a takeover, even if an acquisition would be beneficial to our stockholders.

     Provisions of our shareholder rights plan, our amended and restated certificate of incorporation and our bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. If a change of control is delayed or prevented the market price of our common stock could suffer.

EMPLOYEES

     As of December 31, 2001, the Company currently employed 14 individuals full-time, five of whom hold Ph.D. and/or M.D. degrees and another six of whom hold other advanced degrees. In addition, the Company has engaged the services of eight individuals as scientific collaborators to the Company on a contractual basis. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.     PROPERTIES.

     As of December 31, 2001, the Company's corporate office is located in Boston, Massachusetts. The lease on this 5,200 square foot facility expires in June 2002. During the term of the lease on its current corporate offices, the number of employees increased relatively significantly. Related to such growth, on January 28, 2002, the Company entered into a ten-year lease on a 6,600 square foot facility located in Boston, Massachusetts. The new lease contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. During 2001, the Company entered into a lease for 2,200 square feet of laboratory space located in Baltimore, Maryland that expires in May 2004 and can be renewed by the Company for an additional two-year period. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company elects to expand its laboratory and/or manufacturing activities.

ITEM 3.     LEGAL PROCEEDINGS.

     The Company is subject to legal proceedings in the normal course of business. We are not currently a party to any material legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matter to the vote of its security holders during the fourth quarter of 2001.

ITEM 4A.    EXECUTIVE OFFICERS OF THE REGISTRANT.

The following is a list of the executive officers of the Company and their principal positions with the Company. Except for S. David Hillson, Esq., who is employed pursuant to employment agreements, each individual officer serves at the pleasure of the Board of Directors.

         Name              Age              Position
         ----              ---              --------
S. David Hillson, Esq.     62       Chairman of the Board of Directors,
                                      President and Chief Executive Officer
Marc E. Lanser, M.D.       53       Director, Executive Vice President and
                                      Chief Scientific Officer
Joseph P. Hernon, CPA      42       Executive Vice President, Chief Financial
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

                                    PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

     The Company's Common Stock is traded on The Nasdaq National Market under the symbol BLSI. The following table sets forth the high and low sale prices for the Company's Common Stock by quarter for 2001 and 2000, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

                                                   High         Low
                                               ------------  ----------
Year Ended December 31, 2001
Quarter ended March 31, 2001                      $  5.25      $ 3.00
Quarter ended June 30, 2001                       $  4.08      $ 2.50
Quarter ended September 30, 2001                  $  3.68      $ 1.55
Quarter ended December 31, 2001                   $  3.50      $ 1.65

Year Ended December 31, 2000
Quarter ended March 31, 2000                      $ 16.13      $ 3.69
Quarter ended June 30, 2000                       $ 10.19      $ 5.00
Quarter ended September 30, 2000                  $ 12.13      $ 6.75
Quarter ended December 31, 2000                   $  7.94      $ 2.56

     On March 22, 2002, the closing sales price for the Common Stock was $2.45 per share. The number of stockholders of record of Common Stock on March 22, 2002 was approximately 6,400. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

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

                                                                  Year Ended December 31,
                                        ----------------------------------------------------------------------------
                                            1997           1998            1999            2000            2001
                                            ----           ----            ----            ----            ----
Statement of Operations Data
  Revenues                               $     83,060   $          -   $     200,000   $           -   $           -
  Operating expenses                        9,202,664      7,682,406      14,556,251      11,453,458      10,585,618
  Net loss                                (7,974,016)    (6,897,024)    (13,964,484)    (10,654,264)    (10,252,587)
  Preferred stock preferences                       -              -     (5,366,054)               -               -
  Net loss available to common
     Shareholders                        $(7,974,016)   $(6,897,024)   $(19,330,538)   $(10,654,264)   $(10,252,587)
  Basic and diluted net loss per share   $     (0.64)   $     (0.52)   $      (0.95)   $      (0.55)   $      (0.49)
  Per share effect of preferred stock
     Preferences                                    -              -          (0.36)               -               -
  Basic and diluted net loss available
  To common shareholders                 $     (0.64)   $     (0.52)   $      (1.31)   $      (0.55)   $      (0.49)
  Weighted average number of shares
     Outstanding                           12,378,219     13,138,862      14,731,149      19,461,911      20,733,160

                                                                        December 31,
                                        ----------------------------------------------------------------------------
                                            1997           1998            1999            2000            2001
                                            ----           ----            ----            ----            ----
Balance Sheet Data
  Total assets                           $ 18,578,969   $12,269,048    $  16,072,212   $  20,712,109   $  11,426,419
  Working capital                          12,718,875     6,744,226       13,746,718      18,811,739       9,095,717
  Long-term debt                                    -             -        4,647,192               -               -
  Convertible redeemable preferred
     Stock                                          -             -        1,046,546               -               -
  Stockholders' equity                   $ 16,587,165   $10,534,849    $   8,574,807   $  19,050,816   $   9,622,835

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations that follows contains forward-looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from the Company's ongoing clinical trials, (ii) scientific data collected on the Company's technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and to the commercial sale of any of the Company's proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company's ability to obtain the necessary patents and proprietary rights to effectively protect its proposed products and technologies, and (vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

RESULTS OF OPERATIONS

  OVERVIEW

We are a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, CNS disorders and certain autoimmune diseases. During the period from inception through December 31, 2001, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standard ("SFAS") No. 7.

CRITICAL ACCOUNTING POLICIES

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to investments and research contracts. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements included in this Annual Report on Form 10-K.

     Investments. Our investments consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the consolidated balance sheet through other comprehensive income. We disclose the value of restricted investments in the notes to our consolidated financial statements.

     Research contracts. We regularly enter into contracts with third parties to perform research and development activities in connection with our scientific technologies. Costs incurred under these contracts are recognized ratably over the term of the contract which we believe corresponds to the manner in which the work is performed.

  YEAR ENDED DECEMBER 31, 2001 AND 2000

     The Company's net loss was $10,252,587 during the year ended December 31, 2001 as compared with $10,654,264 during the year ended December 31, 2000. Net loss per common share totaled $0.49 per share during 2001 as compared with $0.55 per share during 2000. The lower net loss in 2001 was primarily due to lower research and development expenses in 2001. The decrease in these expenditures were partially offset by higher general and administrative and other expenses in 2001.

     Research and development expenses were $7,416,989 during the year ended December 31, 2001 as compared with $8,628,187 during the year ended December 31, 2000. The decrease in 2001 was primarily attributable to 2000 expenditures related to the Phase III clinical trial for the ALTROPANE(TM) imaging agent for the diagnosis of Parkinson's Disease (which totaled approximately $1,200,000) and the significantly lower (by approximately $600,000) initial Phase II clinical trial costs for the ALTROPANE(TM) imaging agent for the diagnosis of Attention Deficit Hyperactivity Disorder. The decrease in these expenditures were partially offset by higher (by approximately $800,000) product manufacturing costs in the 2001 period related to the establishment of a GMP manufacturing process for one technology.

     General and administrative expenses were $3,168,629 during the year ended December 31, 2001 as compared with $2,825,271 during the year ended December 31, 2000. The increase in 2001 was due to higher professional service costs, primarily related to an increase in personnel recruitment expenses, of approximately $180,000.

     Other expenses were $683,880 during the year ended December 31, 2001 as compared with zero during the year ended December 31, 2000. The increase in 2001 was due to non-cash charges related to agreements the Company entered into with two significant securityholders to modify outstanding warrants. One agreement, which resulted in a charge of $396,880, lowered the exercise price of certain warrants held by the securityholder in return for daily trading restrictions on the number of shares of common stock that the securityholder could sell through May 2002. The other agreement, which resulted in a charge of $287,000 in 2001, delayed a reset of the exercise price of certain warrants held by the securityholder in return for the issuance of additional warrants. The non-cash charges recognized in each transaction were based upon a fair value calculation of the warrants modified or issued in each transaction as determined under the Black-Scholes pricing model. The Company will record an additional non-cash charge of approximately $287,000 in 2002 associated with certain contingently issuable warrants related to the second agreement.

     Interest income was $1,016,911 during the year ended December 31, 2001 as compared with interest income of $1,144,064 during the year ended December 31, 2000. Interest expense was zero in 2001 as compared to $344,870 in 2000. The Company issued $8 million of 8% convertible debentures in September 1999 that were converted into common stock in February and March 2000.

     At December 31, 2001, the Company had net deferred tax assets of approximately $35.9 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management has concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

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

     Research and development expenses were $8,628,187 during the year ended December 31, 2000 as compared with $10,379,832 during the year ended December 31, 1999. The decrease in 2000 was primarily due to the write-off of previously acquired technology of $3,500,000 in 1999, offset by higher clinical trial expenses and increased product manufacturing costs in 2000. During 2000, a phase II clinical trial was initiated in which costs incurred totaled approximately $700,000 and the Company incurred higher costs (of approximately $400,000) for a phase III clinical trial that was in process during both periods. The Company also incurred higher product manufacturing costs during 2000 (of approximately $400,000) related to the establishment of a GMP manufacturing process for one technology and higher pre-clinical manufacturing scale-up costs for another technology of approximately $300,000.

     General and administrative expenses were $2,825,271 during the year ended December 31, 2000 as compared with $2,451,419 during the year ended December 31, 1999. The increase in 2000 was primarily due to higher professional service costs including approximately $200,000 related to public relations services and approximately $100,000 to change securities market listing exchange.

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

LIQUIDITY AND CAPITAL RESOURCES

     Cash used in operating activities totaled $9,037,116 in 2001 as compared to $10,103,009 in 2000. The decrease in 2001 is principally related to lower research and development expenses. Cash provided by investing activities totaled $8,917,091 in 2001 as compared to cash used in investing activities of $4,147,300 in 2000. The difference in investing activities principally reflects the purchase of short-term investments with the proceeds from the private placements, described below, completed by the Company in 2000, net of the sales of short-term investments which were subsequently used to fund operations. Cash flow from financing activities was zero in 2001 as compared to $14,397,502 in 2000. The difference in financing activities principally reflects the effect of the private placement, described below, completed by the Company in 2000.

     As of December 31, 2001, the Company has incurred total net losses since inception of approximately $75 million. To date, the Company has dedicated most of its financial resources to the research and development of its product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended December 31, 2001 is as follows:

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

     At December 31, 2001, the Company had available cash, cash equivalents, and investments of approximately $10.3 million and working capital of approximately $9.1 million. The Company believes that the cash, cash equivalents, and investments available at December 31, 2001, combined with approximately $3 million in net proceeds raised in a private placement completed in March 2002, will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Company adopted Financial Accounting Standards Board ("FASB") SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company's adoption of the statement did not effect its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, the Company will be required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We maintain a portfolio of cash equivalents, short-term and long-term investments in a variety of securities including commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.

     In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive loss and stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the "Company") at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 and for the period from inception (October 16, 1992) through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.

                                        /s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 22, 2002

                           BOSTON LIFE SCIENCES, INC.

                        (A Development Stage Enterprise)

                          CONSOLIDATED BALANCE SHEETS

                                                                         December 31,            December 31,
                                                                             2001                    2000
                                                                       -----------------      -----------------
Assets
Current assets:
    Cash and cash equivalents                                             $    287,302            $    407,327
    Short-term investments                                                  10,012,198              19,361,838
    Other current assets                                                       599,801                 703,867
                                                                       -----------------      -----------------
          Total current assets                                              10,899,301              20,473,032

Fixed assets, net                                                              523,505                  42,034
Other assets                                                                     3,613                 197,043
                                                                       -----------------      -----------------

          Total assets                                                    $ 11,426,419            $ 20,712,109
                                                                       =================      =================
Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable and accrued expenses                                 $  1,803,584            $  1,661,293

Commitments and contingencies (Note 13)

Stockholders' equity:
    Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 525,000 and 15,000 shares designated at December
       31, 2001 and 2000, respectively; no shares issued and                         -                       -
       outstanding
    Common stock, $.01 par value; 40,000,000 shares authorized;
       20,774,642 and 20,726,638 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                                207,746                 207,266
    Additional paid-in capital                                              84,319,102              83,605,297
    Accumulated other comprehensive income                                     130,818                  20,497
    Deficit accumulated during development stage                          (75,034,831)            (64,782,244)
                                                                       -----------------      -----------------
          Total stockholders' equity                                         9,622,835              19,050,816
                                                                       -----------------      -----------------

          Total liabilities and stockholders' equity                      $ 11,426,419            $ 20,712,109
                                                                       =================      =================

    The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                              From Inception
                                                                                                               (October 16,
                                                                For the Year Ended December 31,                 1992) to
                                                     -----------------------------------------------------     December 31,
                                                             2001             2000               1999              2001
                                                     ------------------ ---------------   ----------------   ----------------
Revenues                                                $            -   $            -     $     200,000    $      900,000
Operating expenses:
 Research and development                                    7,416,989        8,628,187        10,379,832        48,097,752
 General and administrative                                  3,168,629        2,825,271         2,451,419        18,910,569
 Purchased in-process research and
   development                                                       -                -          1,725,00        12,146,544
                                                     ------------------  ---------------  -----------------  ----------------
     Total operating expenses                               10,585,618       11,453,458        14,556,251        79,154,865
                                                     ------------------  ---------------  -----------------  ----------------
     Loss from operations                                 (10,585,618)     (11,453,458)      (14,356,251)      (78,254,865)
Other expenses                                               (683,880)                -                 -         (683,880)
Interest expense                                                     -        (344,870)         (445,758)       (2,252,457)
Interest income                                              1,016,911        1,144,064           837,525         6,156,371
                                                     ------------------ ---------------   ----------------   ----------------
     Net loss                                           $ (10,252,587)   $ (10,654,264)     $(13,964,484)    $ (75,034,831)
                                                     ------------------ ---------------   ----------------   ----------------
Calculation of net loss available to common
 shareholders:
     Net loss                                           $ (10,252,587)   $ (10,654,264)     $(13,964,484)
     Preferred stock preferences (Note 10)                           -                -       (5,366,054)
                                                     ------------------ ---------------   ----------------
     Net loss available to common
       shareholders                                     $ (10,252,587)   $ (10,654,264)     $(19,330,538)
                                                     ------------------ ---------------   ----------------
Calculation of basic and diluted net loss per share
 available to common shareholders:
     Net loss per share                                 $       (0.49)    $      (0.55)     $      (0.95)
     Preferred stock preferences per share
       (Note 10)                                                     -                -            (0.36)
                                                     ------------------ ---------------   ----------------
     Basic and diluted net loss per share
       available to common shareholders                 $       (0.49)    $      (0.55)     $      (1.31)
                                                     ------------------ ---------------   ----------------
Weighted average shares outstanding                         20,733,160       19,461,911        14,731,149
                                                     ------------------ ---------------   ----------------

    The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A Development Stage Enterprise)

     CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS' EQUITY

     For the Period from inception (October 16, 1992) to December 31, 2001

                                                         Series A Preferred Stock        Common Stock
                                                        --------------------------  -----------------------------
                                                            Number of                 Number of
                                                             Shares     Par Value      Shares           Par Value
                                                        -------------  -----------  --------------  --------------
Issuance of common stock to founders                                                 1,520,044          $ 15,200
   Issuance of common stock upon exercise
      of warrants and options                                                          463,878             4,639
   Issuance of common stock, net of
      issuance costs of $950,441                                                     3,603,383            36,034
   Issuance of common stock and warrants
      upon Merger                                                                    3,619,736            36,197
   Issuance of common stock upon
      conversion of convertible debentures                                             156,605             1,566
   Issuance of preferred stock, net of
      issuance costs of $3,397,158                          239,911     $ 2,399
   Conversion of preferred stock into
      common stock                                         (222,915)     (2,229)     3,909,419            39,094
   Deferred compensation related to stock
      options and warrants granted
   Compensation expense related to stock
      options and warrants granted
   Other                                                                                 3,913                40
   Unrealized gain on investments
   Net loss from inception (October 16,
      1992) to December 31, 1998
   Comprehensive loss from inception
      (October 16, 1992) to December 31,
      1998
                                                        -------------  ----------   --------------  -------------
Balance at December 31, 1998                                 16,996         170     13,276,978           132,770
   Issuance of warrants in connection with
      debentures, net of issuance costs of
      $280,806
   Issuance of warrants in connection with
      preferred series C stock issuance and
      related beneficial conversion feature,
      net of issuance costs of $590,890
   Accretion of preferred series C stock
   Issuance of common stock and warrants,
      net of issuance costs of $158,000                                                879,668             8,797
   Conversion of preferred stock into
      common stock                                          (12,013)       (120)     1,538,209            15,382
   Issuance of common stock upon exercise
      of warrants and options                                                          585,618             5,856

                                                                                                Deficit
                                                                               Accumulated   Accumulated
                                                   Additional                     Other         During         Total
                                                    Paid-in       Deferred     Comprehensive  Development    Stockholders'
                                                    Capital     Compensation   Income (Loss)     Stage          Equity
                                                  -----------  -------------  -------------- ------------- ---------------
Issuance of common stock to founders              $    33,525                                               $      48,725
   Issuance of common stock upon exercise
      of warrants and options                         885,832                                                     890,471
   Issuance of common stock, net of
      issuance costs of $950,441                   11,866,766                                                  11,902,800
   Issuance of common stock and warrants
      upon Merger                                  14,567,751                                                  14,603,948
   Issuance of common stock upon
      conversion of convertible debentures            987,025                                                     988,591
   Issuance of preferred stock, net of
      issuance costs of $3,397,158                 20,591,443                                                  20,593,842
   Conversion of preferred stock into
      common stock                                   (36,865)                                                           -
   Deferred compensation related to stock
      options and warrants granted                    804,607  $ (804,607)                                              -
   Compensation expense related to stock
      options and warrants granted                    719,225      804,607                                      1,523,832
   Other                                               69,893                                                      69,933
   Unrealized gain on investments                                              $   76,203                          76,203
   Net loss from inception (October 16,
      1992) to December 31, 1998                                                              $ (40,163,496) (40,163,496)
                                                                                                            --------------
   Comprehensive loss from inception
      (October 16, 1992) to December 31,                                                                     (40,087,293)
      1998                                        -----------  -------------  -------------  ---------------- ------------
Balance at December 31, 1998                       50,489,202            -         76,203       (40,163,496)   10,534,849
   Issuance of warrants in connection with
      debentures, net of issuance costs of
      $280,806                                      3,319,194                                                   3,319,194
   Issuance of warrants in connection with
      preferred series C stock issuance and
      related beneficial conversion feature,
      net of issuance costs of $590,890             3,736,789                                                   3,736,789
   Accretion of preferred series C stock          (4,327,679)                                                 (4,327,679)
   Issuance of common stock and warrants,
      net of issuance costs of $158,000             4,058,203                                                   4,067,000
   Conversion of preferred stock into
      common stock                                  5,088,192                                                   5,103,454
   Issuance of common stock upon exercise
      of warrants and options                       1,108,347                                                   1,114,203

                           BOSTON LIFE SCIENCES, INC.

                        (A Development Stage Enterprise)

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS'
                              EQUITY--(Continued)

     For the Period from inception (October 16, 1992) to December 31, 2001


                                       Series A Preferred Stock       Common Stock
                                      -------------------------- -----------------------  Additional
                                       Number of                  Number of                 Paid-in
                                        Shares        Par Value    Shares     Par Value     Capital
                                      ------------  ------------ ----------- ------------- ----------
  Compensation expense related to
     stock options and warrants                                                              221,405
  Preferred stock conversion
     Inducement                                                                            (600,564)
  Unrealized loss on investments
  Net loss

  Comprehensive loss
                                      ------------  ------------ ----------- ------------- ----------
Balance at December 31, 1999             4,983             50     16,280,473     162,805  63,093,089
  Conversion of debentures and
     payment of interest in common
     stock, net of issuance costs
     of $307,265                                                   1,585,416      15,854   4,831,566
  Issuance of common stock and
     warrants, net of issuance costs
     of $79,423                                                    1,405,956      14,060   9,906,517
  Conversion of preferred stock
     into common stock                 (4,983)           (50)        387,735       3,877   1,042,719
  Issuance of common stock upon
    exercise of warrants and options                               1,067,058      10,670   4,466,255
  Compensation expense related
    to stock options and warrants                                                            265,151
  Unrealized gain on investments
  Net loss

  Comprehensive loss
                                      ------------  ------------ ----------- ------------- ----------
Balance at December 31, 2000                 -             -      20,726,638     207,266  83,605,297
  Modification of warrants                                                                   683,880
  Issuance of common stock upon
     exercise of warrants and
     options                                                          48,004         480       (480)
  Compensation expense related
     to stock options and warrants                                                            30,405
  Unrealized gain on investments
  Net loss

  Comprehensive loss
                                      ------------  ------------ ----------- ------------- ----------
Balance at December 31, 2001                 -      $      -      20,774,642   $ 207,746 $84,319,102
                                      ============  ============ =========== ============= ==========

                                                                   Deficit
                                                   Accumulated   Accumulated
                                                     Other          During        Total
                                      Deferred    Comprehensive  Development   Stockholders'
                                    Compensation  Income (Loss)     Stage         Equity
                                  --------------- -------------- ------------- --------------
  Compensation expense related to
     stock options and warrants                                                            221,405
  Preferred stock conversion
     Inducement                                                                          (600,564)
   Unrealized loss on investments                          (629,360)                     (629,360)
   Net loss                                                            (13,964,484)   (13,964,484)
                                                                                     --------------
   Comprehensive loss                                                                 (14,593,844)
                                       --------------- -------------- -------------- --------------

Balance at December 31, 1999                        -      (553,157)   (54,127,980)      8,574,807
  Conversion of debentures and
     payment of interest in common
     stock, net of issuance costs
     of $307,265                                                                         4,847,420
  Issuance of common stock and
     warrants, net of issuance costs
     of $79,423                                                                          9,920,577
  Conversion of preferred stock
     into common stock                                                                   1,046,546
  Issuance of common stock upon
     exercise of warrants and options                                                    4,476,925
  Compensation expense related
     to stock options and warrants                                                         265,151
  Unrealized gain on investments                             573,654                       573,654
  Net loss                                                             (10,654,264)   (10,654,264)
                                                                                     --------------
  Comprehensive loss                                                                  (10,080,610)
                                       --------------- -------------- -------------- --------------
Balance at December 31, 2000                        -         20,497   (64,782,244)     19,050,816
  Modification of warrants                                                                 683,880
  Issuance of common stock upon
     exercise of warrants and
     options                                                                                     -
  Compensation expense related
     to stock options and warrants                                                          30,405
  Unrealized gain on investments                             110,321                       110,321
  Net loss                                                             (10,252,587)   (10,252,587)
                                                                                     --------------
  Comprehensive loss                                                                  (10,142,266)
                                       --------------- -------------- -------------- --------------
Balance at December 31, 2001             $           - $      130,818 $(75,034,831)    $ 9,622,835
                                       =============== ============== ============== ==============

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.

                        (A Development Stage Enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   From Inception
                                                                                                                     (October 16,
                                                                For the Year Ended December 31,                        1992) to
                                                  -----------------------------------------------------------        December 31,
                                                        2001                 2000                   1999                2001
                                                  ----------------     -----------------     -----------------    -----------------
Cash flows from operating activities:
 Net loss                                          $(10,252,587)         $(10,654,264)         $(13,964,484)         $(75,034,831)
 Adjustments to reconcile net loss to net cash
    used for operating activities:
   Purchased in-process research and
      development                                              -                     -             1,725,000            12,146,544
   Write-off of acquired technology                            -                     -             3,500,000             3,500,000
   Modification of warrants                              683,880                     -                     -               683,880
   Non-cash interest expense                                   -               332,493               247,192               579,685
   Compensation charges related to options and
      warrants                                            30,405               265,151               221,405             2,110,726
    Amortization and depreciation                         59,691                24,909                39,566             1,575,982
    Changes in current assets and liabilities:
     Decrease (increase) in other current assets         299,204              (103,924)              136,953               259,162
     Increase (decrease) in accounts payable
        and accrued expenses                             142,291                32,626                69,468             1,030,919
                                                 ----------------       ----------------     -----------------     ----------------
Net cash used for operating activities               (9,037,116)          (10,103,009)           (8,024,900)          (53,147,933)
Cash flows from investing activities:
  Cash acquired through Merger                                 -                     -                     -             1,758,037
  Purchases of fixed assets                            (541,162)              (43,770)              (12,379)             (854,012)
  Increase in other assets                               (1,708)               (5,654)              (83,480)             (357,248)
  Purchases of short-term investments                (6,605,980)           (20,511,252)         (12,828,190)          (84,843,652)
  Sales and maturities of short-term investments      16,065,941            16,413,376             5,346,514            74,962,272
                                                 ----------------       ----------------     -----------------     ----------------
Net cash provided by (used for) investing
   activities                                          8,917,091            (4,147,300)          (7,577,535)           (9,334,603)
Cash flows from financing activities:
  Proceeds from issuance of common stock                       -            14,476,925             3,614,203            31,249,182
  Proceeds from issuance of preferred stock                    -                     -             6,150,000            27,022,170
  Preferred stock conversion inducement                        -                     -             (600,564)             (600,564)
  Proceeds from issuance of notes payable                      -                     -                     -             2,585,000
  Proceeds from issuance of convertible
     debentures                                                -                     -             8,000,000             9,000,000
  Principal payments of notes payable                          -                     -                     -           (2,796,467)
  Payments of financing costs                                  -              (79,423)           (1,372,904)           (3,689,483)
                                                 ----------------       ----------------     -----------------     ----------------
Net cash provided by financing activities                      -            14,397,502            15,790,735            62,769,838
                                                 ----------------       ----------------     -----------------     ----------------
Net (decrease) increase in cash and cash
   equivalents                                         (120,025)               147,193               188,300               287,302
Cash and cash equivalents, beginning of period           407,327               260,134                71,834                     -
                                                 ----------------       ----------------     -----------------     ----------------
Cash and cash equivalents, end of period           $     287,302         $     407,327         $     260,134         $     287,302
                                                 ================       ================     =================     ================

Supplemental cash flow disclosures:
   Non cash transactions (see notes 8, 10, and 11) $           -         $           -         $           -

   The accompanying notes are an integral part of the consolidated financial statements.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

     Boston Life Sciences, Inc. is a development stage biotechnology company engaged in the research and development of novel therapeutic and diagnostic products to treat chronic debilitating diseases such as cancer, CNS disorders and certain autoimmune diseases. Boston Life Sciences ("Old BLSI"), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the "Merger"). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. (the "Company"). However, all of the employees of the public company (other than a caretaker management) ceased employment six months prior to the Merger, the company's facilities and equipment were sold, and all directors resigned effective with the Merger, whereupon the management and directors of Old BLSI assumed management of the Company. During the period from inception through December 31, 2001, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in SFAS No. 7.

     As of December 31, 2001, the Company has experienced total net losses since inception of approximately $75 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows as management executes its current business plan. At December 31, 2001, the Company had cash, cash equivalents and short-term investments totaling approximately $10,300,000. In March 2002, the Company completed a private placement of common stock and received cash proceeds of approximately $3,100,000. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

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

  Cash, Cash Equivalents and Investments

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 2001 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

     Investments, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statements of Operations but are reflected in the Consolidated Statements of Comprehensive Loss and Stockholders' Equity as a component of accumulated other comprehensive income (loss) until realized. Realized gains (losses) are determined based on the specific identification method. Investments consist of United States agency bonds and corporate debt obligations (Note 2). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

     At December 31, 2001 and 2000, restricted cash of $176,000 representing a security deposit on the Company's current corporate office lease, was classified in other current assets and other assets, respectively.

  Financial Instruments

     The carrying amounts of the Company's financial instruments, which include cash and cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair values as of December 31, 2001 and 2000.

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

     The majority of the Company's technologies currently under development were invented or discovered by researchers working for Harvard and its Affiliates. The Company currently conducts a substantial portion of its research and development through Harvard and its Affiliates pursuant to sponsored research agreements and is thus dependent upon a continuing business relationship with Harvard and its Affiliates.

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

  Net Loss Per Share

     Basic and diluted net loss per share available to common shareholders has been calculated by dividing net loss, adjusted for preferred stock preferences and other preferred stock-related adjustments, by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those options and warrants outstanding at December 31, 2001, which could generate proceeds to the Company of up to $40.4 million, could potentially dilute earnings per share in the future.

                                       2001           2000            1999
                                 -------------   -------------   -------------
Stock options                       3,563,918       1,956,351       1,836,311
Warrants                            4,657,069       4,487,069       4,934,858
Unit options                          396,475         396,475         413,925
Preferred stock                             -               -         355,735
Convertible debentures                      -               -       1,523,810
                                 -------------   -------------   -------------
                                    8,617,462       6,839,895       9,064,639
                                 -------------   -------------   -------------

  Accounting for Stock-Based Compensation

     The Company has adopted the disclosure-only alternative permitted under SFAS No. 123, "Accounting for Stock-Based Compensation" (Note 11). The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations in accounting for its stock-based compensation plans and related equity issuances. All stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, " Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services."

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

  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  Recent Accounting Pronouncements

     In July 2001, the Company adopted SFAS No. 141, "Business Combinations", which requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. The Company's adoption of the statement did not effect its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, in fiscal year 2002. The Company does not expect the adoption of SFAS No. 142 to have a material effect on its financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the disposal of long-lived assets. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Accordingly, the Company will be required to adopt SFAS No. 144 in the first quarter of fiscal 2002. The Company does not expect the adoption of SFAS No. 144 to have a material effect on its financial statements.

2. INVESTMENTS

     Investments consist of the following at December 31:

                                                 2001                 2000
                                           ---------------      ---------------
U.S. Agency obligations                      $ 5,257,397          $10,582,114
Corporate debt obligations                     4,754,801            8,779,724
                                           ---------------      ---------------
                                             $10,012,198          $19,361,838
                                           ===============      ===============

     The contractual maturities of the Company's investments at December 31, 2001 are as follows: less than one year-$4,577,133; one to five years-$4,089,536; six to ten years-$1,345,529. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 2001 totaled $186,356 and ($55,538), respectively. Gross unrealized gains and (losses) at December 31, 2000 totaled $150,243 and ($129,746), respectively. Net realized gains (losses) totaled $129,578, ($87,459) and $21,487 in 2001, 2000 and 1999, respectively, and are included in interest income in the Consolidated Statements of Operations.

3. FIXED ASSETS

     Fixed assets consist of the following at December 31:

                                                        2001          2000
                                                   -------------  ------------
Laboratory equipment                                  $482,744       $     -
Office furniture and equipment                          24,775        24,775
Leasehold improvements                                  49,248         8,379
Computer equipment                                      37,828        21,749
                                                   -------------  ------------
                                                       594,595        54,903
Less accumulated depreciation and amortization          71,090        12,869
                                                   -------------  ------------
                                                      $523,505       $42,034
                                                   =============  ============

     Depreciation expense on fixed assets for the years ended December 31, 2001, 2000 and 1999 was approximately $60,000, $12,000 and $16,000, respectively, and $337,000 for the period from inception (October 16, 1992) through December 31, 2001.

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

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following at December 31:

                                                      2001         2000
                                               -------------    -------------
Research and development related                 $1,177,911       $  974,831
General and administrative related                  235,003          404,098
Accrued professional fees                           390,670          282,364
                                               -------------    -------------
                                                 $1,803,584       $1,661,293
                                               =============    =============

8. NOTES PAYABLE AND DEBT

  8% Convertible Debentures

     In September 1999, the Company issued $8 million in convertible debentures due September 2003 and warrants to purchase a total of 1,690,000 shares of the Company's common stock to two institutional investment funds, both managed by the same institutional investment firm. The net proceeds of $7.4 million were allocated between the warrants (approximately $3.3 million) and the convertible debentures (approximately $4.1 million) based on their relative fair values. The warrants were issued in two classes, the first, or "class A" warrants, were originally exercisable to purchase 970,000 shares of common stock at an exercise price of $5.75 per share. The second, or "class B" warrants, were originally exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share. In connection with the financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

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

     During 2001, the Company entered into an agreement with a securityholder whereby the exercise price of the warrants held by the securityholder were reduced. The exercise price of 720,000 warrants previously exercisable at $8.25 per share were reduced to $4.625 and the exercise price of 970,000 warrants previously exercisable at $5.75 per share were also reduced to $4.625. In return, the securityholder agreed to significant restrictions (based on daily trading volume) on the number of shares of common stock that it could sell through May 2002. In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations. The amount of the charge is based upon the difference between the fair value (as determined under the Black-Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share.

     In March 2002, the number of warrants and the exercise price thereof was adjusted as a result of a private placement of common stock completed at that time (Note 15). As provided in the original warrant terms, the exercise price of the 1,690,000 warrants was reduced to $2.15 which represents the per share selling price of the common stock sold in the private placement. In addition, the security holder received an additional 130,123 warrants exercisable at $2.15 per share under the anti-dilution provision included in the original warrant terms.

9. COMMON STOCK

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

     In June 2001, the Company entered into an agreement with a securityholder whereby the securityholder agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price will be reset to the lower of (x) the weighted average sales price per share for the 20 trading days ending on June 1, 2001 and (y) the greater of (i) the weighted average sales price per share of common stock for the 20 trading days ending on June 30, 2002 and (ii) $3.00. In addition, the agreement provided that in the event of any reorganization, reclassification, consolidation, merger or similar transaction involving the Company prior to June 30, 2002, the exercise price of the warrants will be deemed to be $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to the securityholder. The Company was not required to record an initial charge in connection with the transaction because the fair value (as determined under the Black-Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision. The Company is also obligated to issue additional warrants in an amount equal to 9.9% of the increase in common stock outstanding through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. The Company recorded a charge of approximately $287,000 in 2001 which is included in Other Expenses in the Consolidated Statement of Operations related to this obligation.

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

10. PREFERRED STOCK

     The Company has authorized 1,000,000 shares of preferred stock of which 25,000 shares have been designated as Series A Convertible Preferred Stock and 500,000 shares have been designated as Series D Convertible Preferred Stock. The remaining authorized shares have not been designated.

  Series A Preferred Stock

     In connection with the 1996 private placement of Series A Convertible Preferred Stock, the Company granted options to acquire 23.991 units to the placement agent. Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000. There were 22.607 unit options outstanding at December 31, 2001.

     Each share of the Series A Convertible Preferred Stock was convertible into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. The Company issued 87,121 and 210,681 shares of common stock during 2000 and 1999, respectively, related to the conversion of 4,983 and 12,013 shares of Series A Convertible Preferred Stock, respectively.

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

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

11. STOCK OPTIONS AND WARRANTS

  Stock Option Plans

     The Amended and Restated Omnibus Stock Option Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company's common stock through April 2005. The 1998 Omnibus Plan provides for the issuance of options to purchase up to 2,900,000 shares of the Company's common stock through April 2008. In October 2001, the Board of Directors increased the number of shares issuable upon exercise of options granted under the 1998 Omnibus Plan from 2,300,000 to 2,900,000. Both plans provide for the issuance of both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Company's Board of Directors determines the term of each option, vesting provisions, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company's common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company's common stock on the date of grant.

     The Directors' Plan allows for the issuance of up to 800,000 shares of the Company's common stock through April 2005. The Director's Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options issued pursuant to the automatic yearly grant have an exercise price equivalent to 20% of the quoted market price of the Company's common stock on the date of grant. Compensation expense related to the intrinsic value of options issued in connection with the annual grant totaled approximately $25,000 in 2001, 2000 and 1999. All options granted under the Directors' Plan have a term of ten years from the date of grant and generally vest over periods up to three years.

  Stock Options

     A summary of the status of the Company's stock option plans as of December 31, 2001, 2000, and 1999 and changes during the years ending on those dates is presented below.

                                                   2001                          2000                            1999
                                    -----------------------------   ---------------------------   ----------------------------
                                                     Weighted-                    Weighted-                      Weighted-
                                                      Average                      Average                        Average
                                                      Exercise                     Exercise                       Exercise
                                        Shares        Price           Shares         Price           Shares         Price
                                    -------------  -------------  --------------  ------------  ---------------  -------------
Outstanding at beginning of year      1,956,351        $ 4.04        1,836,311        $ 3.88        1,368,528        $ 3.74
Granted                               1,809,080          2.49          516,530          3.75          712,850          3.25
Exercised                              (48,004)          0.91        (309,428)          2.47        (235,067)          1.25
Forfeited and expired                 (153,509)          3.31         (87,062)          4.62         (10,000)          2.00
                                    -------------                 --------------                ---------------
Outstanding at end of year            3,563,918          3.33        1,956,351          4.04        1,836,311          3.88
                                    -------------                 --------------                ---------------
Options exercisable at year-end       2,754,968          3.58        1,795,851          4.04        1,514,705          3.91
                                    =============                 ==============                ===============
Weighted-average fair value of
   options granted during the year                     $ 1.61                         $ 2.51                         $ 3.83

     The following table summarizes information about stock options outstanding at December 31, 2001:

                                                     Options Outstanding                        Options Exercisable
                                  -----------------------------------------------------  ---------------------------------------
                                                         Weighted-
                                                          Average           Weighted-                            Weighted-
      Range of                         Number           Remaining            Average        Number                Average
   Exercise Prices                  Outstanding      Contractual Life     Exercise Price  Exercisable          Exercise Price
--------------------------------  ---------------  -------------------  ---------------  -----------------  ---------------------
    $0.63 - $0.82                        37,808        4.8 years              $0.76            37,808              $0.76
    $1.05 - $1.19                         8,712        5.7 years               1.15             8,712               1.15
    $1.79 - $2.61                     1,309,558        9.3 years               2.16           703,483               2.17
    $3.00 - $4.47                     1,889,765        7.6 years               3.53         1,699,140               3.58
    $4.53 - $6.56                       118,975        4.9 years               6.19           111,225               6.22
    $7.65 - $9.38                       199,100        4.2 years               7.93           194,600               7.90
                                  ---------------  -------------------  ---------------  -----------------  ---------------------
                                      3,563,918        7.9 years              $3.33         2,754,968              $3.58
                                  ===============  ===================  ===============  =================  =====================

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     As of December 31, 2001, 574,136 shares are available for grant under the Company's option plans.

  Stock-Based Compensation

     If the Company had valued awards issued to qualified employees using the fair value methodology prescribed by SFAS No. 123, the Company's net loss, and basic and diluted net loss per share, would have equaled the pro forma amounts indicated below.

                                                     2001            2000            1999
                                               --------------  --------------  --------------
Net loss
  As reported                                  $ (10,252,587)  $ (10,654,264)  $ (13,964,484)
  Pro forma                                    $ (12,257,170)  $ (11,969,875)  $ (16,398,389)
Basic and diluted loss per share available to
   common shareholders
  As reported                                  $       (0.49)  $       (0.55)  $       (0.95)
  Pro forma                                    $       (0.59)  $       (0.62)  $       (1.11)

     The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100 percent; risk-free interest rates, based on the date of grant, ranging from 5.00% to 6.00%; and expected lives ranging from three to five years.

  Warrants

     The Company issued 10,000, 50,000, and 33,187 warrants to certain consultants and business advisors as partial compensation for their services during the years ending December 31, 2001, 2000, and 1999, respectively. The Company recorded non-cash charges of $5,405, $146,710, and $110,317 representing the fair value of those warrants during 2001, 2000, and 1999, respectively. In addition, warrants have been issued in connection with financing transactions as described above.

     As of December 31, 2001, warrants outstanding were as follows:


                                              Exercise Price          Warrants
              Date of Issue                     per Share           Outstanding             Expiration Date
------------------------------------------  -------------------  -----------------  ----------------------------------
October 2001                                           $1.90             10,000         October 2011
June 2001                                              $3.40            160,000         June 2006
June 2000                                     $8.00 - $10.00            500,000         May 2005
January 2000                                     5.00 - 6.00             50,000         January 2003
November 1999                                           6.00            133,531         November 2004
September 1999                                          4.25            216,000         September 2004
September 1999                                   4.63 - 5.75          1,980,000         September 2004
January 1999 - March 1999                        2.50 - 6.00             23,187         January 2004 - March 2004
February 1999                                    4.81 - 6.09            945,252         February 2004
January 1998                                     2.13 - 4.00             39,800         January 2003
January 1997                                           15.00             20,000         January 2007
June 1996                                              11.00             32,749         June 2006
February 1996                                           6.71            521,627         February 2006
August 1995                                             6.81             24,923         July 2005
                                                                 -----------------
                                                                      4,657,069
                                                                 =================

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     The table above does not include contingently issuable warrants (Note 8 and 9). Each warrant is exercisable into one share of common stock. No warrants were exercised or cancelled in 2001. At December 31, 2001, the Company has reserved 9,561,721 shares of common stock to meet its option and warrant obligations.

  Rights Agreement

     On September 11, 2001, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a "Right") for each share of Common Stock. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of its Series D Preferred Stock at an exercise price of $25. The distribution of Rights was payable on September 13, 2001 to the record holders of Common Stock at the close of business on that date. The Rights will expire on September 11, 2011.

     In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company's Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company's Common Stock. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 25% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right's then-current exercise price, a number of the acquiring Company's common shares having a market value at the time of twice the Right's exercise price. At any time after any person or group has acquired beneficial ownership of 15% or more of the Company's Common Stock, the Board, in its sole discretion, may exchange all or part of the then outstanding and exercisable Rights for shares of Common Stock at an exchange ratio of one share of Common Stock per Right.

12. INCOME TAXES

    Income tax benefit consists of the following for the years ended December
31:

                                                            2001              2000              1999
                                                      ---------------  ----------------  ----------------
Federal                                                $  2,700,000      $  3,367,000      $  3,633,000
State                                                     1,128,000         1,218,000         1,233,000
                                                      ---------------  ----------------  ----------------
                                                          3,828,000         4,585,000         4,866,000
Valuation allowance                                     (3,828,000)       (4,585,000)       (4,866,000)
                                                      ---------------  ----------------  ----------------
                                                        $         -      $          -      $          -
                                                      ================  ================  ================

Deferred tax assets consist of the following at December 31:

                                                           2001              2000              1999
                                                    -----------------  ----------------  ----------------
Net operating loss carryforwards                      $  26,967,000     $  28,640,000     $  23,981,000
Capitalized research and development expenses             6,860,000         1,792,000         1,792,000
Research and development credit carryforwards             1,737,000         1,345,000           987,000
Other                                                       345,000           304,000           736,000
                                                    -----------------  ----------------  ----------------
Gross deferred tax assets                                35,909,000        32,081,000        27,496,000
Valuation allowance                                    (35,909,000)      (32,081,000)      (27,496,000)
                                                    -----------------  ----------------  ----------------
                                                      $           -     $           -     $           -
                                                    =================  ================  ================

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

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:


                                                           2001              2000              1999
                                                    -----------------  ----------------  ----------------
Benefit at statutory rate                             $ (3,588,000)     $ (3,729,000)     $ (4,888,000)
State taxes, net of federal benefit                       (579,000)         (668,000)         (877,000)
Research and development credit                           (461,000)         (437,000)         (243,000)
In process research and development costs
acquired through warrants                                         -                 -           484,000
Other                                                       800,000           249,000           658,000
                                                    -----------------  ----------------  ----------------
                                                        (3,828,000)       (4,585,000)       (4,866,000)
Benefit of loss not recognized, increase in
valuation allowance                                       3,828,000         4,585,000         4,866,000
                                                    -----------------  ----------------  ----------------
                                                      $           -     $           -     $           -
                                                    =================  ================  ================

     As of December 31, 2001, the Company has federal net operating loss carryforwards of $70,060,000 which expire beginning in 2007 and ending in 2021. In addition, the Company has federal and state research and development credits of $1,300,000 and $670,000, respectively, which expire beginning in 2010 and 2013, respectively, and ending in 2021 and 2016, respectively. These net operating loss carryforwards and research and development credits may be used to offset future federal and state taxable income and tax liabilities. A portion of the net operating loss carryforwards totaling approximately $1,539,000 relates to deductions for the exercise of nonqualified options and certain warrants and will be credited to additional paid-in capital upon realization.

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

13. COMMITMENTS AND CONTINGENCIES

  Operating Leases

     The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company's current corporate office lease expires in June 2002. On January 28, 2002, the Company entered into a ten-year lease which contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated.
During 2001, the Company entered into a lease for laboratory space that expires in May 2004 and can be renewed by the Company for an additional two-year period. Approximate future minimum lease commitments under the above leases are as follows:

   Year Ended
   December 31,                       Commitments
--------------------------  ------------------------
      2002                          $     300,316
      2003                                294,616
      2004                                275,116
      2005                                264,000
      2006                                272,800
 Thereafter                             1,557,600
                            ------------------------
                                    $   2,964,448
                            ========================

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

     Total rent expense under noncancelable operating leases was approximately $207,000, $183,000, and $161,000 for the years ended December 31, 2001, 2000, and 1999, respectively, and approximately $1,032,000 for the period from inception (October 16, 1992) through December 31, 2001.

  Litigation

     The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

14. RELATED PARTY TRANSACTIONS

     A director of the Company is a member of the Company's Scientific Advisory Board pursuant to which the Company paid the director consulting fees totaling approximately $53,000 in 2001 and 2000, respectively.

     A director of the Company is a director and Chairman of the Executive Committee of the bank where the Company maintains its cash and cash equivalent and investment accounts. The Company paid approximately $43,000 and $51,000 to the bank during fiscal 2001 and 2000, respectively, primarily for investment management advisory services.

     A director of the Company was a Managing Director of the placement agents hired by the Company in connection with the Company's private placements of Series C preferred stock (Note 10) and 8% convertible debentures (Note 8). In connection with the Series C preferred stock financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent. In connection with the 8% convertible debentures financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

     During 2001, the Company issued promissory notes to two officers of the Company in the amount of $10,000 and $55,000, respectively. Both notes are payable on demand and accrue interest at a rate of 6%. As of December 31, 2001, the receivables related to these promissory notes total $66,095, and are included in Other Current Assets in the Company's Consolidated Balance Sheet.

15. SUBSEQUENT EVENT

     In March 2002, the Company completed a private placement of 1,599,568 shares of common stock that raised approximately $3.44 million in gross proceeds. The investors also received warrants to purchase 399,892 shares of common stock at a price of $2.75 per share. In connection with this financing, the Company paid $271,772 in cash and issued 157,557 warrants to purchase common stock at $2.75 per share to the placement agent.

                           BOSTON LIFE SCIENCES, INC.
                        (A Development Stage Enterprise)

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(CONTINUED)

16. SUPPLEMENTARY QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2001 and 2000:

                                                               Quarter Ended
                               ------------------------------------------------------------------------------
                                   March 31,            June 30,           September 30,        December 31,
                               ----------------  -------------------  -------------------  ------------------
2001
  Revenues                       $          -       $            -       $            -       $           -
  Net loss                        (2,121,737)          (3,234,347)          (2,490,125)         (2,406,378)
  Basic and diluted net loss
     per share                   $     (0.10)       $       (0.16)       $       (0.12)       $      (0.12)

2000
  Revenues                       $          -       $            -       $            -       $           -
  Net loss                        (2,951,150)          (3,328,199)          (2,920,237)         (1,454,678)
  Basic and diluted net loss
     per share                   $     (0.17)       $       (0.17)       $       (0.14)       $      (0.07)

                                        PART III

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption "Executive Officers of the Registrant" in this Report, and, with respect to directors, by reference to the information included under the headings "Information Regarding Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company's fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION.

     The information required by this Item 11 is hereby incorporated by reference to the information under the heading "Executive Compensation" and "Report of Compensation Committee on Executive Compensation" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required by this Item 12 is hereby incorporated by reference to the information under the heading "Security Ownership of Principal Stockholders and Management" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required by this Item 13 is hereby incorporated by reference to the information under the heading "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)   Consolidated Financial Statements of the Company

         Financial Statements of the Registrant and Report of Independent Accountants thereon

         Consolidated Balance Sheets at December 31, 2001 and 2000

         Consolidated Statements of Operations for the fiscal years ended December 31, 2001, 2000 and 1999 and for the period from inception (October 16, 1992) through December 31, 2001

         Consolidated Statements of Comprehensive Loss and Stockholders' Equity for the fiscal years ended December 31, 2001, 2000 and 1999 and for the period from inception (October 16, 1992) through December 31, 2001

         Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2001, 2000 and 1999, and for the period from inception (October 16, 1992) through December 31, 2001

         Notes to Consolidated Financial Statements

(a)(2)   Financial Statement Schedules

         Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

(a)(3)   Exhibits.

     The following exhibits are incorporated in this report by reference or included and submitted with this report, as indicated.

Exhibit
Number                        Description and Method of Filing
------                       ----------------------------------
  2.1   Amended and Restated Agreement of Merger, dated as of December
        29, 1994, by and between the Company and Greenwich
        Pharmaceuticals Incorporated (1)
  2.2   Amendment No. 1 to Amended and Restated Agreement of Merger,
        dated as of April 6, 1995, by and between the Company and
        Greenwich Pharmaceuticals Incorporated (2)
  3.1   Amended and Restated Certificate of Incorporation, dated March
        29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series
        B Convertible Preferred Stock filed on February 5, 1999, the
        Certificate of Decrease of Series B Convertible Preferred
        Stock filed on February 18, 1999, and the Certificate of
        Designations, Rights and Preferences of Series C Convertible
        Preferred Stock filed on February 18, 1999 (3)
  3.2   Certificate of Decrease and Elimination of Series
        B Convertible Preferred Stock filed on June 29, 1999;
        Certificate of Decrease of Series A Convertible Preferred
        Stock filed on June 29, 1999; Certificate of Correction Filed on June 29, 1999; Certificate of Amendment of Amended and
        Restated Certificate of Incorporation filed on June 29, 1999
        (4)
  3.3   Certificate of Designations, Preferences and Rights of Series
        A Preferred Stock filed December 30, 1999; Certificate of
        Amendment of Amended and Restated Certificate of Incorporation
        filed June 15, 2000; Certificate of Correction filed March
        16, 2001; Certificate of Elimination of Series A Convertible
        Preferred Stock filed on March 16, 2001; Certificate of
        Elimination of Series C Convertible Preferred Stock filed on
        March 16, 2001; Certificate of Designations, Preferences, and
        Rights of Series A Convertible Preferred Stock filed March
        19, 2001; Certificate of Designations, Preferences, and Rights
        of Series D Preferred Stock filed March 19, 2001 (21)
  3.4   Restated Certificate of Designations, Preferences, and Rights
        of Series D Preferred Stock filed September 13, 2001 (16)
  3.5   Amended and Restated By Laws, effective as of June 26, 1995
        (6)
  4.1   Rights Agreement dated as of September 11, 2001 ("Rights
        Agreement") between the Company and Continental Stock Transfer
        & Trust Company, as Rights Agent (7)
  4.2   Specimen Common Stock Certificate (8)
  4.3 Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of
        Warrant Certificate for Purchase of Common Stock (9)
  4.4 Form of Common Stock Purchase Warrants received by The Tail Wind Fund, Ltd. ("Tail Wind") and Form of Common Stock Purchase Warrant received by certain other investors (10)
  4.5 Form of Common Stock Purchase Warrant received by purchasers of Series B Preferred Stock and Series C preferred Stock (11)

  4.6 Form of Common Stock Purchase Warrant received by holders of Series C preferred Stock (12)
  4.7 Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999 (13)
  4.8 Form of Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (14); as amended on March 27, 2001 and June 25,
        2001 (5).
  4.9 Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (5)
  4.10 Omnibus Agreement, dated as of May 31, 2001, by and between the Company and Brown Simpson Partners I, Ltd. (5)
  4.11 Form of Common Stock Purchase Warrant received by MTR and the Trout Group and Form of Common Stock Purchase Warrant received by HCW, Matthew Balk, Scott Weisman, Jason Adelman and Eric Singer (17)
  4.12 Form of Common Stock Purchase Warrant received by the Investors to the March 2002 Private Placement (15)
 10.1 Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (2)
 10.2 Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson dated as of November 7, 1994; Election Notice from S. David Hillson to Boston Life Sciences, Inc. dated December 29, 1994 relating to election of certain compensation pursuant to the terms of the Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; First Amendment dated January 25, 1995 to Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson (2)
 10.3 Amendment and Extension dated January 9, 1997 of Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; Renewal of Employment Agreement dated December 28, 1999 between Boston Life Sciences, Inc. and S. David Hillson; Employment Contract, Extension and Special Retirement Provision dated January 23, 2001 between Boston Life Sciences, Inc. and S. David Hillson (22)
 10.4 Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock Option Plan, as amended (18)
 10.5 Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended (19, 20)
 10.6 Purchase Agreement dated February 5, 1999 between Tail Wind and the Company (3)
 10.7 Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company (3)
 10.8   Form of Subscription Agreement for Series B Preferred Stock (3)
 10.9 Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock (3)
 10.10  Supplement of Subscription Agreement for Series B Preferred Stock (3)
 10.11 Securities Purchase Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999 (13)
 10.12 Registration Rights Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999 (13)
 10.13 Securities Purchase Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (11)
 10.14 Registration Rights Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (11)
 10.15 Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (22)*
 10.16 Amendment dated August 23, 2001 to Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (22)*
 10.17 Form of Subscription Agreement, dated as of March 11, 2002, executed by the Company and each investor in the private placement (15)
 10.18 Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and the Investors named therein (15)
 21.1   Subsidiaries of the Registrant (22)
 23.1   Consent of Independent Accountants (22)

--------------
 (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
 (2) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
 (3) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998
 (4) Incorporated by reference to BLSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
 (5) Incorporated by reference to BLSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
 (6) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
 (7) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991, Greenwich's Registration Statement on Form 8-A dated October 22, 1991, Greenwich's Form 8 dated July 28, 1993, Greenwich's Form 8-A/A dated August 8, 1994, BLSI's Form 8-A/A dated March 20, 2001 and BLSI's Form 8-A/A dated September 13, 2001
 (8) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 33-25955)
 (9) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-2730)
 (10) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-75175)
 (11) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-44298)
 (12) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-74775)
 (13) Incorporated by reference to BLSI's Report on Form 8-K dated September 27, 1999

(14)     Incorporated by reference to BLSI's Report on Form 8-K dated June 1,
         2000
(15)     Incorporated by reference to BLSI's Report on Form 8-K dated March 11,
         2002
(16) Incorporated by reference to BLSI's Report on Form 8-A/A dated September 13, 2001
(17) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-40408)
(18) Incorporated by reference to BLSI's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders
(19) Incorporated by reference to BLSI's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders
(20) Incorporated by reference to BLSI's Proxy Statement in connection with its 2001 Annual Meeting of Stockholders
(21) Incorporated by reference to BLSI's annual report on Form 10-K for the year ended December 31, 2000
(22)     Filed herewith

* Confidential status has been requested for certain portions thereof pursuant to an Application for Confidential Treatment, which portions have been separately filed with the Securities and Exchange Commission.

(b) REPORTS ON FORM 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 2001 and through March 22, 2002:

Date of Report                                                          Reported
--------------                                                          --------
March 11, 2002                                                             5,7

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         BOSTON LIFE SCIENCES, INC.
                                         (REGISTRANT)

March 29, 2002                           By:      /s/ S. David Hillson
                                            -----------------------------------
                                                  S. David Hillson
                                             Chairman, President & Chief
                                             Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                                 Title                       Date
      ---------                                 -----                       ----
      /s/ S. David Hillson            Chairman, President & Chief       March 29, 2002
----------------------------------     Executive Officer (Principal
      S. David Hillson, Esq.           Executive Officer)

      /s/ Joseph P. Hernon            Executive Vice President,         March 29, 2002
----------------------------------     Chief Financial Officer and
      Joseph P. Hernon, CPA            Secretary (Principal
                                       Financial and Accounting
                                       Officer)

      /s/ Marc E. Lanser              Director, Executive Vice          March 29, 2002
----------------------------------     President & Chief Scientific
      Marc E. Lanser, M.D.             Officer

      /S/ Colin B. Bier               Director                          March 29, 2002
----------------------------------
      Colin B. Bier, Ph.D.

      /s/ Scott Weisman               Director                          March 29, 2002
----------------------------------
      Scott Weisman, Esq.

      /s/ Robert Langer               Director                          March 29, 2002
----------------------------------
      Robert Langer, Sc.D.

      /s/ Ira W. Lieberman            Director                          March 29, 2002
----------------------------------
      Ira W. Lieberman, Ph.D.

      /S/ E. Christopher Palmer       Director                          March 29, 2002
----------------------------------
      E. Christopher Palmer, CPA

                                  EXHIBIT INDEX

Exhibit                                                                                Page
Number                        Description and Method of Filing                        Number
------                       ----------------------------------                       ------
  2.1   Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated
        (1)
  2.2   Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of
        April 6, 1995, by and between the Company and Greenwich Pharmaceuticals
        Incorporated.(2)
  3.1   Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations,
        Rights and Preferences of Series B Convertible Preferred Stock filed on
        February 5, 1999, the Certificate of Decrease of Series B Convertible
        Preferred Stock filed on February 18, 1999, and the Certificate of
        Designations, Rights and Preferences of Series C Convertible Preferred
        Stock filed on February 18, 1999 (3)
  3.2   Certificate of Decrease and Elimination of Series B Convertible
        Preferred Stock filed on June 29, 1999; Certificate of Decrease of
        Series A Convertible Preferred Stock filed on June 29, 1999; Certificate of Correction Filed on June 29, 1999; Certificate of Amendment of
        Amended and Restated Certificate of Incorporation filed on June 29, 1999
        (4)
  3.3   Certificate of Designations, Preferences and Rights of Series A
        Preferred Stock filed December 30, 1999; Certificate of Amendment of
        Amended and Restated Certificate of Incorporation filed June 15, 2000;
        Certificate of Correction filed March 16, 2001; Certificate of
        Elimination of Series A Convertible Preferred Stock filed on March 16,
        2001; Certificate of Elimination of Series C Convertible Preferred Stock
        filed on March 16, 2001; Certificate of Designations, Preferences, and
        Rights of Series A Convertible Preferred Stock filed March 19, 2001;
        Certificate of Designations, Preferences, and Rights of Series D
        Preferred Stock filed March 19, 2001 (21)
  3.4   Restated Certificate of Designations, Preferences, and Rights of Series
        D Preferred Stock filed September 13, 2001 (16)
  3.5   Amended and Restated By Laws, effective as of June 26, 1995 (6)
  4.1   Rights Agreement dated as of September 11, 2001 ("Rights Agreement")
        between the Company and Continental Stock Transfer & Trust Company, as
        Rights Agent (7)
  4.2   Specimen Common Stock Certificate (8)
  4.3   Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of Warrant Certificate for
        Purchase of Common Stock (9)
  4.4   Form of Common Stock Purchase Warrants received by The Tail Wind Fund,
        Ltd. ("Tail Wind") and Form of Common Stock Purchase Warrant received by certain other investors (10)
  4.5   Form of Common Stock Purchase Warrant received by purchasers of Series B
        Preferred Stock and Series C preferred Stock (11)
  4.6   Form of Common Stock Purchase Warrant received by holders of Series C preferred Stock (12)
  4.7   Form of 8% Convertible Debenture dated as of September 22, 1999, Form of
        Class A Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999 (13)
  4.8   Form of Common Stock Purchase Warrant received by Pictet Global Sector
        Fund-Biotech (14); as amended on March 27, 2001 and June 25,
        2001(5).
  4.9   Common Stock Purchase Warrant received by Pictet Global Sector
        Fund-Biotech (5)
  4.10  Omnibus Agreement, dated as of May 31, 2001, by and between the Company and Brown Simpson Partners I, Ltd. (5)
  4.11  Form of Common Stock Purchase Warrant received by MTR and the Trout
        Group and Form of Common Stock Purchase Warrant received by HCW, Matthew
        Balk, Scott Weisman, Jason Adelman and Eric Singer (17)
  4.12  Form of Common Stock Purchase Warrant received by the Investors to the
        March 2002 Private Placement (15)
 10.1   Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option
        Plan (2)
 10.2   Employment Agreement between Boston Life Sciences, Inc. and S. David
        Hillson dated as of November 7, 1994; Election Notice from S. David
        Hillson to Boston Life Sciences, Inc. dated December 29, 1994 relating to election of certain compensation pursuant to the terms of the
        Employment Agreement between Boston Life Sciences, Inc. and S. David
        Hillson; First Amendment dated January 25, 1995 to Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson (2)

 10.3 Amendment and Extension dated January 9, 1997 of Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; Renewal of Employment Agreement dated December 28, 1999 between Boston Life Sciences, Inc. and S. David Hillson; Employment Contract, Extension and Special Retirement Provision dated January 23, 2001 between Boston Life Sciences, Inc. and S. David Hillson (22)
  10.4 Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors' Non Qualified Stock Option Plan, as amended (18)
  10.5 Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended the Company and the Investors names therein (15)
  10.6 Purchase Agreement dated February 5, 1999 between Tail Wind and the Company (3)
  10.7 Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company (3)
  10.8  Form of Subscription Agreement for Series B Preferred Stock (3)
  10.9 Form of Exchange Agreement between the Company and Holders of Series B Preferred Stock (3)
  10.10 Supplement of Subscription Agreement for Series B Preferred Stock (3)
  10.11 Securities Purchase Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999 (13)
  10.12 Registration Rights Agreement among the Company and the purchasers of the 8% Convertible Debentures dated as of September 22, 1999 (13)
  10.13 Securities Purchase Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (11)
  10.14 Registration Rights Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (11)
  10.15 Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (22)*
  10.16 Amendment dated August 23, 2001 to Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (22)*
  10.17 Form of Subscription Agreement, dated as of March 11, 2002, executed by the Company and each investor in the private placement (15)
  10.18 Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and the Investors named therein (15)
  21.1  Subsidiaries of the Registrant (22)
  23.1  Consent of Independent Accountants (22)

--------------
 (1) Incorporated by reference to Greenwich's Annual Report on Form 10-K for the year ended December 31, 1994
 (2) Incorporated by reference to the Registration Statement of Greenwich Pharmaceuticals Incorporated on Form S-4, Registration No. 33-91106
 (3) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1998
 (4) Incorporated by reference to BLSI's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
 (5) Incorporated by reference to BLSI's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
 (6) Incorporated by reference to BLSI's Annual Report on Form 10-K for the year ended December 31, 1995
 (7) Incorporated by reference to Greenwich's Current Report on Form 8-K dated September 26, 1991, Greenwich's Registration Statement on Form 8-A dated October 22, 1991, Greenwich's Form 8 dated July 28, 1993, Greenwich's Form 8-A/A dated August 8, 1994, BLSI's Form 8-A/A dated March 20, 2001 and BLSI's Form 8-A/A dated September 13, 2001
 (8) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 33-25955)
 (9) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-2730)
 (10) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-75175)
 (11) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-44298)
 (12) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-74775)
 (13) Incorporated by reference to BLSI's Report on Form 8-K dated September 27, 1999
 (14)    Incorporated by reference to BLSI's Report on Form 8-K dated June 1,
         2000
 (15)    Incorporated by reference to BLSI's Report on Form 8-K dated March 11,
         2002
 (16) Incorporated by reference to BLSI's Report on Form 8-A/A dated September 13, 2001
 (17) Incorporated by reference to BLSI's Registration Statement on Form S-3 (No. 333-40408)
 (18) Incorporated by reference to BLSI's Proxy Statement in connection with its 1999 Annual Meeting of Stockholders
 (19) Incorporated by reference to BLSI's Proxy Statement in connection with its 2000 Annual Meeting of Stockholders
 (20) Incorporated by reference to BLSI's Proxy Statement in connection with its 2001 Annual Meeting of Stockholders
 (21) Incorporated by reference to BLSI's annual report on Form 10-K for the year ended December 31, 2000
 (22)    Filed herewith

* Confidential status has been requested for certain portions thereof pursuant to an Application for Confidential Treatment, which portions have been separately filed with the Securities and Exchange Commission.