Form 10-K/A
period 2001-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2002-04-30
CIK 94784

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((sec)) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq National Market on March 22, 2002, the aggregate market value of the 22,123,580 outstanding shares of voting stock held by nonaffiliates of the Registrant was $54,202,771.

     As of March 22, 2002, there were 22,374,210 shares of the Registrant's Common Stock issued and outstanding.
===============================================================================

                           BOSTON LIFE SCIENCES, INC.

                          AMENDMENT NO. 1 TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

                                INDEX                                     PAGE
                                                                          ----
Part III.................................................................   1
       Item 10.  Directors and Executive Officers of the Registrant......   1
       Item 11.  Executive Compensation..................................   3
       Item 12.  Security Ownership of Certain Beneficial Owners
                 and Management..........................................   6
       Item 13.  Certain Relationships and Related Transactions..........   7
Signatures...............................................................   8

                                   PART III

     Items 10, 11, 12, and 13 to the Annual Report on Form 10-K of Boston Life Sciences, Inc. (the "Company") for the year ended December 31, 2001, as filed with the Securities and Exchange Commission on March 29, 2002, are hereby amended and restated in their entirety as follows.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names and ages of our directors, including the nominees for election at our 2002 Annual Meeting of Stockholders, and our executive officers serving as of April 15, 2002:

Name                                                 Age          Position
Colin B. Bier, Ph.D. /(1)//(3)//(4)/.............    56         Director
Joseph P. Hernon, CPA ...........................    42         Executive Vice President,
                                                                Chief Financial Officer
                                                                and Secretary
S. David Hillson, Esq. /(3)//(4)/................    62         Chairman of the Board
                                                                of Directors, President
                                                                and Chief Executive
                                                                Officer
Marc E. Lanser, M.D..............................    53         Director, Executive Vice
                                                                President and Chief
                                                                Scientific Officer
Robert Langer, Sc.D..............................    53         Director
Ira W. Lieberman, Ph.D. /(1)//(2)//(4)/..........    59         Director
E. Christopher Palmer, CPA /(2)//(3)//(4)/.......    61         Director
Stephen Peck.....................................    67         Nominee
Scott Weisman, Esq. /(2)/........................    47         Director

---------
/(1)/ Member of the Compensation Committee
/(2)/ Member of the Audit Committee
/(3)/ Member of the Press Release Review Committee
/(4)/ Member of the Nominating Committee

The principal occupations and qualifications of each nominee for director are as follows:

     COLIN B. BIER, PH.D. Dr. Bier has been a member of the Board since
February 1996. Since 1990, Dr. Bier has been the Managing and Scientific Director of ABA BioResearch, Inc., an independent bioregulatory consulting firm, located in Montreal, Canada, providing expertise for technology assessment, strategic management and regulatory development of biopharmaceuticals. Dr. Bier is a special advisor to the Mount Sinai Hospital in Montreal and Lecturer in Pathology, Faculty of Medicine, McGill
University, and an Associate in the Department of Internal Medicine, Montreal General Hospital. Dr. Bier is also a member of the Board of Directors of Neurochem, Inc. and DOR BioPharma, and is also a member of the Board of Directors and on the Scientific Advisory Boards of several private companies. Prior to his association with ABA BioResearch, Inc., Dr. Bier was founder, President and Chief Executive Officer of ITR Laboratories, Inc.
Before founding ITR Laboratories, Inc., Dr. Bier spent over ten years with Bio-Research Laboratories, Ltd., a contract research laboratory where he was Vice President and Director of Experimental Toxicology and Clinical Pathology. Dr. Bier is the chief executive officer of the Centre for Translational Research in Cancer R&D of the Sir Mortimer B. Davis - Jewish General Hospital in Montreal, Canada. Dr. Bier is also a Senior Clinical Advisor to TVM TechnoVenture Management. Dr. Bier has published more than twenty-five scientific articles in his field in peer-reviewed journals and received his Ph.D. from Colorado State University.

     JOSEPH P. HERNON, CPA Mr. Hernon has been Chief Financial Officer since August 1996, and Secretary since 1998. Prior to joining the Company, Mr. Hernon was a Business Assurance Manager at Coopers & Lybrand where he was employed from January 1987 to August 1996. Mr. Hernon holds a Master of Science in Accountancy from Bentely College and a Bachelor of Science in Business Administration from the University of Lowell.

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

     MARC E. LANSER, M.D. Dr. Lanser has been Executive Vice President, Chief Scientific Officer and a member of the Board since November 1994. From
October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer and a member of the Board. Prior to founding the Company in October 1992, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed a NIH funded research project in immunology and received a NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

     ROBERT LANGER, SC.D. Dr. Langer has been a member of the Board since
June 2000. Dr. Langer has been the Kenneth J. Germeshausen Professor of Chemical and Biomedical Engineering at MIT since 1989. He received a Bachelor's Degree from Cornell University in 1970 and a Sc.D. from MIT in 1974, both in chemical engineering. Dr. Langer has received honorary doctorates from the ETH(Switzerland) and the Technion (Israel). Dr. Langer has written 700 articles, 400 abstracts, 400 patents (one of which was cited as the outstanding patent in Massachusetts in 1988 and one of 20 outstanding patents in the U.S.), has given 600 invited lectures (50 named lectureships), and has edited 13 books. Dr. Langer has received over 100 major awards. He is the only engineer to receive the Gairdner Foundation International Award (56 recipients of this award have subsequently received a Nobel Prize), and he received the Lemelson-MIT Prize, the world's largest prize for invention. He is also the recipient of the Charles Stark Draper Prize, the world's highest engineering prize, from the National Academy of Engineering. In 1989, Dr. Langer was elected to the Institute of Medicine and the National Academy of Sciences, and in 1992 he was elected to both the National Academy of Engineering and to the National Academy of Sciences.

     IRA W. LIEBERMAN, PH.D. Dr. Lieberman has been a member of the Board since the inception of the predecessor entity to the Company in 1992. Dr. Lieberman is a Sector Manager in the ECA at the World Bank responsible for private and sector operations in Russia, Central Asia and Yugoslavia. During the East Asia crisis (1998-2000), Dr. Lieberman was responsible for working with the Government of Korea on its corporate (chaebol) workout and restructuring program, and from 1995-1999 he was also the Chief Executive Officer of the Consultative Group to Assist the Poorest (CGAP) Secretariat, a micro-finance program, serving the World Bank and some 26 other donor agencies. From 1993-1995, Dr. Lieberman was responsible for assisting the World Bank's client countries in developing and implementing privatization programs and in this capacity he has worked with a number of governments in Central and Eastern Europe and the Former Soviet
Union, Turkey, and Argentina. From 1987 to 1992, Dr. Lieberman was President of LIPAM International, Inc. an international consulting and investment firm. From 1985-1987 he was on the staff of the World Bank and from 1975 to 1982, he was a senior executive with ICC Industries, Inc. where he served as Chief Financial Officer, Executive Vice President and President of ICC's Manufacturing Group including CEO of Primex Plastics, Inc. one of ICC's subsidiary companies. He also served on the Board of Directors of various ICC subsidiaries and affiliates. Dr. Lieberman received his B.A. from Lehigh University, an M.B.A. from Columbia University and a Ph.D. (D. Phil.) from Oxford University.

     E. CHRISTOPHER PALMER, CPA Mr. Palmer has been a member of the Board since the inception of the predecessor entity to the Company in 1992. Mr. Palmer is a certified public accountant and founder of a firm providing tax and financial advisory services to high net-worth family groups. Prior to establishing his own firm in 1977, Mr. Palmer was a partner in the accounting firm of Peat Marwick Mitchell & Co. Mr. Palmer is a Director and Chairman of the Executive Committee of Boston Private Bank & Trust Company and a trustee of two private foundations. Mr. Palmer received his M.B.A. from Rutgers University and his A.B. from Dartmouth College.

     SCOTT WEISMAN, ESQ. Mr. Weisman has been a member of the Board since
June 2000. Mr. Weisman has twenty years of investment banking experience, and is currently the President of H.C. Wainwright & Co. in New York. Prior to joining H.C. Wainwright, Mr. Weisman served as Director of Investment Banking at Josephthal & Co. for six years. Mr. Weisman began his career practicing law, and was a Partner in the Corporate Securities practice of Kelley, Drye & Warren LLP for eight years. Mr. Weisman received his Juris Doctorate from Albany Law School and his Bachelor of Arts degree from Syracuse University.

     STEPHEN PECK Mr. Peck has more than 45 years of experience in the investment business. He founded the specialist firm S M Peck and Company in 1958. Mr. Peck has been general partner of Wilderness Partners LP since 1989.
He was a managing and special partner of Weiss, Peck and Greer, and participated in its founding in 1970. He was elected a Governor of the New York Stock Exchange in 1969, and served as Vice Chairman from 1971 to 1972. Mr. Peck joined Torrey Associates, LLC in November 2001 as a partner. He is a member of the Board of Directors of Advance Auto Parts, Inc., Banyan Strategic Realty, Canarc

Resource Corp., Fresenius Medical Care, Inc., and Offit Investment Funds. Mr. Peck served as Chairman of the Board of The Jewish Theological Seminary, Mount Sinai Hospital, Mount Sinai School of Medicine, and Mount Sinai/ NYU Health. He continues to serve on those Boards. Mr. Peck is a graduate of The Wharton School.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company's equity securities ("10% Holders") to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and 10% holders are required by SEC regulations to furnish the Company with copies of all of the
Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during fiscal 2001 its directors, officers and 10% Holders complied with all substantive filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 2001 for services rendered in all capacities to each of the most highly compensated executive officers whose total annual salary and bonus for that period exceeded $100,000 (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

                                                        Annual Compensation                         Long Term
                                           ---------------------------------------------        Compensation Awards -
                                                                                                    Common Stock
Name and Principal Position                   Year           Salary          Bonus               Underlying Options
                                           -----------     ------------    ----------    -----------------------------

S. David Hillson, Esq....................     2001          $300,000       $ 95,000                465,000
   Chairman of the Board, President and       2000          $285,000       $125,000                220,000
   Chief Executive Officer                    1999          $250,000       $ 70,000                224,000

Marc E. Lanser, M.D......................     2001          $245,000       $ 70,000                315,000
   Director, Executive Vice President         2000          $230,000       $ 35,000                 -----
   And Chief Scientific Officer               1999          $205,000       $ 40,000                127,000

Joseph P. Hernon, CPA....................     2001          $195,000       $ 50,000                225,000
   Executive Vice President,                  2000          $175,000       $ 40,000                 75,000
   Chief Financial Officer and Secretary      1999          $160,000       $ 40,000                120,000

STOCK OPTION INFORMATION

     The following table sets forth, for each of the Named Executive Officers, information concerning the grant of options to such persons in fiscal 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

                                                                                              Potential Realizable Value At
                         Number of                                                               Assumed Annual Rates Of
                        Securities         % of Total                                             Stock Appreciation For
                        Underlying      Options Granted      Exercise or                               Option Term
                         Options        to Employees In       Base Price       Expiration       ---------------------------
Name                     Granted          Fiscal Year        Per Share /(1)/      Date               5%             10%
----                  ------------     -----------------    ---------------    ------------     -----------    ------------
S. David Hillson ....   190,000             10.50%              $3.13            1/2/11           $373,406        $946,285
                         85,000              4.70%              $2.61           7/31/11           $139,520        $353,572
                        190,000             10.50%              $1.90          10/12/11           $227,031        $575,341

Marc E. Lanser.......   120,000              6.63%              $3.13            1/2/11           $235,835        $597,653
                         70,000              3.87%              $2.61           7/31/11           $114,899        $291,177
                        125,000              6.91%              $1.90          10/12/11           $149,362        $378,514

Joseph P. Hernon.....    90,000              4.98%              $3.13            1/2/11           $176,877        $448,240
                         35,000              1.94%              $2.61           7/31/11           $ 57,450        $145,588
                        100,000              5.53%              $1.90          10/12/11           $119,490        $302,811

-----------
/(1)/ The exercise price for each option was equal to the fair market value of the Company's Common Stock on the date of grant.
/(2)/ Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations at the 5% and 10% assumed rates established by the SEC and are not intended to forecast possible future appreciation, if any, of the value of the Common Stock.

     The following table sets forth, for each of the Named Executive Officers, certain information concerning the value realized upon the exercise of options in fiscal 2001 and the value of unexercised options at December 31, 2001.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION
VALUES

                                                         Number of Securities              Value of Unexercised
                        Shares                          Underlying Unexercised            In-the-Money Options at
                       Acquired        Value          Options at Fiscal Year-end             Fiscal Year-End /(1)/
                          on          Realized      -------------------------------   --------------------------------
Name                   Exercise         /(2)/         Exercisable    Unexercisable      Exercisable     Unexercisable
                     ------------    -----------    --------------  ---------------   --------------   ---------------
S. David Hillson....     None             --           973,480          163,750          $ 76,975           $74,425
Marc E. Lanser......     None             --           616,670          110,000          $110,271           $49,175
Joseph P. Hernon....     None             --           347,615           81,250          $ 40,075           $39,025

--------------------

/(1)/ The fair market value of "in-the-money" options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for Common Stock on the NASDAQ Market of $2.67 on December 31, 2001, multiplied by the number of shares subject to options held.

/(2)/ Calculated based on the difference between the exercise price of the option and the closing quoted market price per share at the date of exercise.

EMPLOYMENT CONTRACTS

     S. David Hillson, Esq. has entered into an employment agreement with the Company. Mr. Hillson's original Employment Agreement dated November 7, 1994, includes confidentiality and non-competition provisions, and entitles him to an annual base salary plus other incidental benefits, as well as additional cash payments should certain events occur. Mr. Hillson's employment contract has been reviewed periodically since the original contract expired. Under an amendment dated January 1, 1999, the term was extended to December 31, 2000 and his annual base salary was increased to $250,000. Mr. Hillson's Employment Agreement was further amended as of December 1999 to extend the term hereof to December 31, 2002 and to increase his annual base salary to $285,000.
Mr. Hillson's Employment Agreement was further amended as of January 23, 2001 to increase his annual base salary to $300,000.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

     The Board held 6 meetings during the Company's fiscal year. Each of the Company's directors attended 100% of the aggregate of all meetings of the Board and of all committees on which he was a member held during the year except for Dr. Langer, who attended 4 of the 6 meetings of the Board. The standing committees of the Board are the Audit Committee, the Compensation Committee, the Nominating Committee and the Press Release Review Committee. The Company did not have an executive committee during fiscal 2001. The Audit Committee, consisting of Messrs. Palmer, Lieberman, and Weisman, met five times. The Audit Committee reviews the audited financial statements, the system of internal accounting controls, tax and other accounting related matters and reviews with the Company's independent auditors the scope and results of their engagement. The Compensation Committee, consisting of Drs. Lieberman and Bier, met one time during the last fiscal year. The Compensation Committee reviews and evaluates the compensation of the Company's executive officers and administers the Company's stock option plans. The Nominating Committee, consisting of Messrs. Hillson and Palmer and Drs. Bier and Lieberman, met one time during the last fiscal year. The Nominating Committee evaluates the composition of the Board of Directors and annually considers and nominates for election at the Annual Meeting a slate of candidates to serve as directors for a term ending at the next Annual Meeting. The Press Release Review Committee, consisting of Messrs. Hillson, Palmer and Dr. Bier, reviewed fifteen press releases during the last fiscal year. The Press Release Review Committee assists in the pre-release review and approval of press releases from the Company, including those involving the testing of new drugs, or the FDA new drug review and approval process for investigational new drugs being developed by the Company.

COMPENSATION OF DIRECTORS

Annual Retainers

     Directors who are not employees of the Company ("Non-Employee Directors") receive cash compensation in the amount of $1,000 per meeting attended in person and $500 per meeting attended telephonically, although all directors are reimbursed for ordinary and reasonable expenses of attending any board or committee meetings. Non-Employee Directors will receive the same cash compensation amount per meeting attended in 2002. In addition, Non-Employee Directors were compensated in fiscal 2001 with an annual retainer with a value of $5,000 and will receive the same amount in fiscal 2002. Currently, the annual retainer is not paid in cash but is paid to the Non-Employee Directors through options to purchase shares of the Company's Common Stock pursuant to the 1990 Plan, valued as described below. Each Non-Employee Director elected at an annual meeting of stockholders of the Company is automatically granted options on the thirteenth trading day after the date of such annual meeting
(the "Retainer Grant Date") to purchase a number of shares of the Company equal to the lesser of (a) 2,500 shares and (b) the quotient of the value of the annual retainer for service as a Non-Employee Director of the Company and 80% of the average of the fair market value of a share of the Company's Common
Stock on the ten trading days following the third trading day after the date of such annual meeting of stockholders. If the number of shares of the Company's Common Stock calculated pursuant to clause (b) above exceeds 2,500 shares, each Non-Employee Director will automatically receive on the Retainer Grant Date, in addition to options to purchase 2,500 shares of the Company's common stock, a cash payment equal to the remaining portion of the value of the annual retainer not provided for by the grant of such options. Additionally, pursuant to the Company's Stock Option plans, Dr. Bier, Dr. Langer, Dr. Lieberman, Mr. Palmer and Mr. Weisman received discretionary grants of options to purchase 110,000, 68,000 95,000, 95,000, and 58,000 shares of the Company's Common Stock, respectively, in fiscal 2001. Each director who serves as Chairman of a committee of the Board receives an annual retainer of $1,000. The Chairmen of the Audit Committee, the Compensation Committee and the Press Release Review Committee who received this annual retainer in fiscal 2001 were Mr. Palmer, Dr. Lieberman, and Dr. Bier respectively. There was not a Chairman of the Press Release Review Committee during 2001. Dr. Langer is also a member of the Company's Scientific Advisory Board pursuant to which the Company paid Dr. Langer consulting fees totaling approximately $53,000 in 2001.

     The options granted to Non-Employee Directors pursuant to the annual retainer described above are exercisable at a per share price of 20% of the average fair market value per share of the Company's Common Stock used to calculate such grant. The options become exercisable as to 75% of the shares of Common Stock of the Company issuable upon exercise of such options six months after the date of grant and as to 100% of such shares, on the later of six months after the date of grant and December 31 of the year in which the grant is made. The options generally terminate ten years after the date of grant.

     The options granted to the Non-Employee Directors pursuant to the discretionary grant in 2001 are exercisable as follows: 50% exercisable upon issuance; 75% exercisable as of the first anniversary date; 100% exercisable as of the second anniversary date. These options terminate in 2011.

New Director Options

     Each person who is elected or appointed a Non-Employee Director for the first time automatically upon such election or appointment (the "Automatic Grant Date") will be granted an option to purchase 7,500 shares of the Company's Common Stock ("New Director Options"). The exercise price of any New Director Options granted under the 1990 Plan may not be less than 100% of the fair market value of shares of the Company's Common Stock subject thereto on the Automatic Grant Date. Subject to provisions regarding expiration and termination of options, New Director Options become exercisable as to 20% of the shares of the Company's Common Stock subject thereto on the Automatic Grant Date and become exercisable as to an additional 20% of the shares of the Company's Common Stock issuable upon exercise thereof on each of the first, second, third and fourth anniversaries of such Automatic Grant Date. New Director Options terminate ten years after the date of grant.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Company's Board during the last completed fiscal year was composed of Ira Lieberman and Colin Bier.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

     As of April 15, 2002, the following directors, named executive officers, and directors and executive officers as a group, and each person, including any "group" as that term is defined in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that the Company knows to be the beneficial owner of more than five percent of the Company's outstanding common stock beneficially own (as deemed in regulations issued by the Securities and Exchange Commission (the "SEC")) the amounts of the Company's outstanding Common Stock set forth below.

                                                                               Amount and Nature of            Percent
Name of Beneficial Owner                                                      Beneficial Ownership/(1)/     of Class/(2)/
                                                                              -----------------------       ------------
Colin B. Bier, Ph.D........................................................           193,643                     *
Director /(3)/

Joseph P. Hernon, CPA......................................................           402,395                   1.77%
Executive Vice President, Chief Financial Officer and Secretary /(4)/

S. David Hillson, Esq......................................................         1,055,480                   4.52%
Chairman of the Board, President and Chief Executive Officer /(5)/

Robert Langer, Sc.D........................................................            95,814                    (*)
Director /(9)/

Marc E. Lanser, M.D........................................................           688,420                   2.91%
Director, Executive Vice President and Chief Scientific Officer /(6)/

Ira W. Lieberman, Ph.D.....................................................           185,316                     *
Director /(7)/

E. Christopher Palmer, CPA.................................................           232,216                   1.03%
Director /(8)/

Scott Weisman, Esq.........................................................            99,264                     *
Director /(9)/

Brown Simpson Partners I, Ltd. /(10)/......................................         2,044,250                   8.50%

Pictet Global Fund-Biotech /(11)/..........................................         2,015,956                   8.75%

All directors and executive officers as a group (8 persons) /(12)/.........         2,932,548                  11.70%

--------------
       Unless otherwise indicated, the business address of each beneficial holder named above is c/o Boston Life Sciences Inc., 137 Newbury Street, 8th Floor, Boston, MA 02116.
 *     Represents less than 1% of the outstanding shares.
/(1)/ Except as otherwise specified in footnotes to this table, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock owned. The information in the table was furnished by the owners listed.
/(2)/ Except as otherwise specified in footnotes to this table, the amounts of shares owned and the percentages in this table are based on the number of shares of Common Stock outstanding as of April 15, 2002 or issuable upon the exercise of options which are exercisable or which will become exercisable within 60 days of April 15, 2002.
/(3)/ Includes 183,643 shares of Common Stock issuable upon exercise of options.
/(4)/ Includes 347,615 shares of Common Stock issuable upon exercise of options.
/(5)/ Includes 973,480 shares of Common Stock issuable upon exercise of options.
/(6)/ Includes 616,670 shares of Common Stock issuable upon exercise of options
/(7)/ Includes 179,716 shares of Common Stock issuable upon exercise of options.
/(8)/ Includes 185,716 shares of Common Stock issuable upon exercise of options and warrants.
/(9)/ Consists of Common Stock issuable upon exercise of options and/or warrants.
/(10)/ Includes 1,690,000 shares of Common Stock, issuable upon the exercise of warrants. Brown Simpson Asset Management, LLC is the investment manager of Brown Simpson Partners I, Ltd. Each of Matthew C. Brown, Peter D. Greene, Mitchell D. Kaye, and James R. Simpson holds an ownership interest in Brown Simpson Asset Management, LLC. The principal address of Brown Simpson Partners I, Ltd. is c/o Walkers Attorneys-at-Law, P.O. Box 265GT, Walker House, Mary Street, George
       Town, Grand Cayman, Cayman Islands. Information relating to the Brown Simpson Partners I, Ltd. is based on information that was furnished by Brown Simpson Partners I, Ltd. in a Schedule 13G dated December 31,
       2001 and filed with the SEC on January 15, 2002 pursuant to Section
       13(d) or 13(g) of the Exchange Act, and other information available to the Company.
/(11)/ Includes 660,000 shares of Common Stock issuable upon exercise of warrants. The principal address of Pictet Global Fund-Biotech is c/o Pictet, Bd Georges-Favon 29, CH-1204 Geneva, Switzerland.
/(12)/ Includes 2,681,918 shares of Common Stock issuable upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     A director of the Company is a member of the Company's Scientific Advisory Board pursuant to which the Company paid the director consulting fees totaling approximately $53,000 in 2001 and 2000, respectively.

     A director of the Company is a director and Chairman of the Executive Committee of the bank where the Company maintains its cash and cash equivalent and investment accounts. The Company paid approximately $43,000 and $51,000 to the bank during fiscal 2001 and 2000, respectively, primarily for investment management services.

     A director of the Company was a Managing Director of the placement agents hired by the Company in connection with the Company's private placements of Series C preferred stock in 1999 and 8% convertible debentures in 1999. In connection with the Series C preferred stock financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent. In connection with the 8% convertible debentures financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

     During 2001, the Company issued promissory notes to two officers of the Company in the amount of $10,000 and $55,000, respectively. Both notes are payable on demand and accrue interest at a rate of 6%. As of December 31, 2002, the receivables related to these promissory notes total $66,095, and are included in Other Current Assets in the Company's Consolidated Balance Sheet.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOSTON LIFE SCIENCES, INC.
                                             (Registrant)

April 30, 2002                               By:    /s/ S. David Hillson
                                                --------------------------------
                                                        S. David Hillson
                                                  Chairman, President & Chief
                                                        Executive Officer