Form 10-Q
period 2002-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2002-05-14
CIK 94784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended    March 31, 2002
                                    --------------------

                                       or

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________________  to ____________________

Commission File Number                        0-6533
                       ---------------------------------------------------------

                           BOSTON LIFE SCIENCES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                                   87-0277826
--------------------------------------------------------------------------------
     (State or other jurisdiction of                          (IRS Employer
     incorporation or organization)                         Identification No.)

     137 Newbury Street, 8/th/ Floor, Boston, Massachusetts       02116
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

                             (X) Yes     (_) No

As of May 9, 2002 there were 22,374,210 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q

                                                                            Page(s)
                                                                            -------
Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets as of March 31, 2002                         1
         and December 31, 2001

         Consolidated Statements of Operations for the three months               2
         ended March 31, 2002 and 2001, and for the period from
         inception (October 16, 1992) to March 31, 2002

         Consolidated Statements of Cash Flows for the three months               3
         ended March 31, 2002 and 2001, and for the period from
         inception (October 16, 1992) to March 31, 2002

         Notes to Consolidated Financial Statements                             4-5

     Item 2 - Management's Discussion and Analysis of Financial                 6-8
              Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk          8

Part II - Other Information

     Item 1 - Legal Proceedings                                                   9

     Item 2 - Changes in Securities                                               9

     Item 3 - Defaults Upon Senior Securities                                     9

     Item 4 - Submission of Matters to a Vote of Security Holders                 9

     Item 5 - Other Information                                                   9

     Item 6 - Exhibits and Reports on Form 8-K                                    9

Signatures                                                                       10

Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                March 31,           December 31,
                                                                                  2002                 2001
                                                                         --------------------- ---------------------
Assets
Current assets:
     Cash and cash equivalents                                                $  2,861,770          $    287,302
     Short-term investments                                                      7,789,558            10,012,198
     Other current assets                                                          644,769               599,801
                                                                         --------------------- ---------------------
           Total current assets                                                 11,296,097            10,899,301
Fixed assets, net                                                                  523,837               523,505
Other assets                                                                       253,613                 3,613
                                                                         --------------------- ---------------------

           Total assets                                                       $ 12,073,547          $ 11,426,419
                                                                         ===================== =====================

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                    $  2,470,472          $  1,803,584


Stockholders' equity:
     Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 525,000 shares designated; no shares issued and
       outstanding                                                                       -                     -
     Common stock, $.01 par value; 40,000,000 shares authorized;
       22,374,210 and 20,774,642 shares issued and outstanding at
       March 31, 2002 and December 31, 2001, respectively                          223,742               207,746
     Additional paid-in capital                                                 87,379,378            84,319,102
     Accumulated other comprehensive income                                         54,577               130,818
     Deficit accumulated during development stage                              (78,054,622)          (75,034,831)
                                                                         --------------------- ---------------------
           Total stockholders' equity                                            9,603,075             9,622,835
                                                                         --------------------- ---------------------

           Total liabilities and stockholders' equity                         $ 12,073,547          $ 11,426,419
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                 From Inception
                                                                                                  (October 16,
                                                       Three Months Ended March 31,                 1992) to
                                                       2002                   2001               March 31, 2002
                                               ---------------------- ---------------------- -----------------------
Revenues                                              $          -            $         -           $    900,000
Operating expenses:
   Research and development                              2,062,876              1,744,168             50,160,628
   General and administrative                              912,757                695,511             19,823,326
   Purchased in-process research and
     development                                                 -                      -             12,146,544
                                               ---------------------- ---------------------- -----------------------
       Total operating expenses                          2,975,633              2,439,679             82,130,498
                                               ---------------------- ---------------------- -----------------------
       Loss from operations                             (2,975,633)            (2,439,679)           (81,230,498)
Other expenses                                            (143,500)                     -               (827,380)
Interest expense                                                 -                      -             (2,252,457)
Interest income                                             99,342                317,942              6,255,713
                                               ---------------------- ---------------------- -----------------------

       Net loss                                       $ (3,019,791)           $(2,121,737)          $(78,054,622)
                                               ====================== ====================== =======================


       Basic and diluted net loss per share           $      (0.14)           $     (0.10)
                                               ====================== ======================


       Weighted average shares outstanding              21,130,102             20,726,638
                                               ====================== ======================

   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                         From Inception
                                                                                                          (October 16,
                                                                 Three Months Ended March 31,               1992) to
                                                                 2002                   2001             March 31, 2002
                                                          --------------------- ---------------------- --------------------
  Cash flows from operating activities:
   Net loss                                                      $(3,019,791)           $(2,121,737)        $(78,054,622)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Purchased in-process research and development                         -                      -           12,146,544
     Write-off of acquired technology                                      -                      -            3,500,000
     Modification of warrants                                        143,500                      -              827,380
     Non-cash interest expense                                             -                      -              579,685
     Compensation charge related to options and
       warrants                                                        4,376                      -            2,115,102
     Amortization and depreciation                                    34,281                  5,941            1,610,263
     Changes in current assets and liabilities:
       (Increase) decrease in other current assets                   (44,968)               122,392              214,194
       Increase in accounts payable and accrued
         expenses                                                    666,888                240,995            1,697,807
                                                          --------------------- ---------------------- --------------------
  Net cash used for operating activities                          (2,215,714)            (1,752,409)         (55,363,647)

  Cash flows from investing activities:
   Cash acquired through Merger                                            -                      -            1,758,037
   Purchases of fixed assets                                         (34,613)              (175,000)            (888,625)
   Increase in other assets                                         (250,000)                (2,661)            (607,248)
   Purchases of short-term investments                            (2,430,559)            (2,621,157)         (87,274,211)
   Sales and maturities of short-term investments                  4,576,958              6,928,129           79,539,230
                                                          --------------------- ---------------------- --------------------
  Net cash provided by (used for) investing activities             1,861,786              4,129,311           (7,472,817)

  Cash flows from financing activities:
   Proceeds from issuance of common stock                          3,439,071                      -           34,688,253
   Proceeds from issuance of preferred stock                               -                      -           27,022,170
   Preferred stock conversion inducement                                   -                      -             (600,564)
   Proceeds from issuance of notes payable                                 -                      -            2,585,000
   Proceeds from issuance of convertible debentures                        -                      -            9,000,000
   Principal payments of notes payable                                     -                      -           (2,796,467)
   Payments of financing costs                                      (510,675)                     -           (4,200,158)
                                                          --------------------- ---------------------- --------------------
  Net cash provided by financing activities                        2,928,396                      -           65,698,234
                                                          --------------------- ---------------------- --------------------
  Net increase in cash and cash equivalents                        2,574,468              2,376,902            2,861,770
  Cash and cash equivalents, beginning of period                     287,302                407,327                    -
                                                          --------------------- ---------------------- --------------------
  Cash and cash equivalents, end of period                       $ 2,861,770            $ 2,784,229         $  2,861,770
                                                          ===================== ====================== ====================

   The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)
                                 March 31, 2002

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

      The interim unaudited consolidated financial statements contained herein include, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company's consolidated financial statements and notes for the year ended December 31, 2001 included in the Company's Annual Report on Form 10-K.

2.    Net Loss Per Share

      Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

      Stock options and warrants to purchase approximately 9.2 million and 7.5 million shares of common stock were outstanding at March 31, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2002, which could generate proceeds to the Company of up to $39 million, could potentially dilute earnings per share in the future.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)


3.   Comprehensive Loss

     The Company had total comprehensive loss of $3,096,032 and $1,942,735 for the three months ended March 31, 2002 and 2001, respectively.

4.   Stockholders' Equity

     In March 2002, the Company completed a private placement of 1,599,568 shares of common stock, which raised approximately $3.4 million in gross proceeds. In connection with the financing, the Company issued warrants to the investors to purchase 399,892 shares of common stock at an exercise price equal to $2.75 per share. In connection with this financing, the Company paid $271,772 in cash and issued a warrant to purchase 157,557 shares of common stock at an exercise price equal to $2.75 per share to the placement agent.

5.   Accounting Pronouncements

     In January 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The Company's adoption of SFAS No. 142 did not have a material effect on its financial statements.

     In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the disposal of long-lived assets. The Company's adoption of SFAS No. 144 did not have a material effect on its financial statements.

Item 2.               Management's Discussion and Analysis
                of Financial Condition and Results of Operations
                                 March 31, 2002

     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of clinical trials and their effect on the Food & Drug Administration ("FDA") regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the outcome of any of the Company's collaborations or alliances with third parties. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the documents referred to under such caption.

Results of Operations

  Overview

     The Company is a biotechnology company engaged in the research and development of novel therapeutic and diagnostic solutions for central nervous system diseases. The Company also has programs in cancer and autoimmune diseases. The Company expects that its research and development costs will continue as the Company attempts to gain regulatory approval for commercial introduction of its proposed products. At March 31, 2002, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No. 7.

  Critical Accounting Policies

     There have been no material changes in the critical accounting policies reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

  Three Months Ended March 31, 2002 and 2001

     The Company's net loss was $3,019,791 during the three months ended March 31, 2002 as compared with $2,121,737 during the three months ended March 31, 2001. Net loss per common share equaled $0.14 per share for the 2002 period as compared to $0.10 per share for the 2001 period. The increased net loss in the 2002 period was primarily due to higher expenses across all components of operations, including research and development, and general and administrative. In addition, the Company realized lower levels of interest income and incurred certain other non-operating expenses.

     Research and development expenses were $2,062,876 during the three months ended March 31, 2002 as compared with $1,744,168 during the three months ended March 31, 2001. The increase was primarily attributable to expenditures of approximately $80,000 related to an ongoing clinical trial which was initiated in December 2001 and approximately $130,000 in higher pre-clinical costs for another of the Company's technologies.

     General and administrative expenses were $912,757 during the three months ended March 31, 2002 as compared with $695,511 during the three months ended March 31, 2001. The increase was primarily related to higher professional services costs, including approximately $170,000 in higher legal fees incurred in connection with patent and intellectual property efforts.

     Other expenses were $143,500 during the three months ended March 31, 2002 as compared with zero during the three months ended March 31, 2001. The increase in 2002 was due to a non-cash charge related to an agreement the Company entered into with a securityholder to modify the terms of certain warrants held by the securityholder. The securityholder agreed to defer the date on which the exercise price of the warrants would be reset. In return, the Company issued additional warrants to the securityholder. The non-cash charge was based upon a fair value calculation of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

     Interest income was $99,342 during the three months ended March 31, 2002 as compared with $317,942 during the three months ended March 31, 2001. The decrease was primarily due to lower average cash, cash equivalent, and short-term investment balances during the 2002 period as compared to the 2001 period.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended March 31, 2002 is as follows:

Date              Net Proceeds Raised      Securities Issued
----              -------------------      -----------------
March 2002        $2.9 million             Common stock

June 2000         $9.9 million             Common stock

September 1999    $7.4 million             Convertible debentures

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

     At March 31, 2002, the Company had available cash, cash equivalents and short-term investments of approximately $10.7 million and working capital of approximately $8.8 million. The Company believes that the level of financial resources available at March 31, 2002 will provide sufficient working capital to meet its anticipated expenditures for the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

     There have been no material changes in the commitments and contingencies reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Accounting Pronouncements

     In January 2002, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that ratable amortization of goodwill be replaced with periodic tests of the goodwill's impairment and that intangible assets other than goodwill be amortized over their useful lives. The Company's adoption of SFAS No. 142 did not have a material effect on its financial statements.

     In January 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the disposal of long-lived assets. The Company's adoption of SFAS No. 144 did not have a material effect on its financial statements.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1:       Legal Proceedings.
              -----------------

              None.

Item 2:       Changes in Securities.
              ---------------------

              In March 2002, the Company completed a private placement of 1,599,568 shares of common stock, which raised approximately $3.4 million in gross proceeds. In connection with the financing, the Company issued warrants to the investors to purchase 399,892 shares of common stock at an exercise price equal to $2.75 per share. In connection with this financing, the Company paid $271,772 in cash and issued a warrant to purchase 157,557 shares of common stock at an exercise price equal to $2.75 per share to the placement agent.

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

Item 5:       Other Information.
              -----------------

              (a)  Exhibits.

                   None.

Item 6:       Exhibits and Reports on Form 8-K.
              --------------------------------

              (a)  Exhibits.

                   None.

              (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2002:

                        Date of Report              Item Reported
                        --------------              -------------
                        March 11, 2002                    5,7
                        March 12, 2002                    5,7

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

                                          BOSTON LIFE SCIENCES, INC.
                                          --------------------------
                                               (Registrant)


DATE: May 14, 2002                        /s/ S. David Hillson
                                          -------------------------------------
                                          S. David Hillson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ Joseph Hernon
                                          -------------------------------------
                                          Joseph Hernon
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                             Officer)