Form 10-K/A
period 2001-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2002-08-09
CIK 94784

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              -------------------

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD

                          Commission file number 0-6533

                           BOSTON LIFE SCIENCES, INC.
             (Exact name of registrant as specified in its charter)

                          DELAWARE                               87-0277826
              (State or other jurisdiction of                (I.R.S. Employer
               incorporation or organization)              Identification No.)

          20 NEWBURY STREET, 5th FLOOR                         02116
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((ss.) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     Based on the last sales price of the Registrant's Common Stock as reported on the Nasdaq National Market on March 22, 2002, the aggregate market value of the 22,123,580 outstanding shares of voting stock held by nonaffiliates of the Registrant was $54,202,771.

     As of March 22, 2002, there were 22,374,210 shares of the Registrant's Common Stock issued and outstanding.

================================================================================

                           BOSTON LIFE SCIENCES, INC.

                          AMENDMENT NO. 2 TO FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001

      This Amendment No. 2 on Form 10-K/A amends the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, as filed by the registrant on March 28, 2000 and as amended on April 30, 2002, and is being filed to amend and restate Exhibits 10.15 and 10.16 in their entirety.

      PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) (3)  Exhibits

The following exhibits replace those previously filed as exhibits to the Form 10-K:

EXHIBIT NO.  DESCRIPTION

10.15 Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc.*

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

                                         Boston Life Sciences, Inc.
                                         (Registrant)

August 9, 2002                           By: /s/ Mark E. Lanser
                                            ------------------------------------
                                                 Mark E. Lanser
                                            Executive Vice President &
                                              Chief Scientific Officer