Form 10-Q
period 2002-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2002-08-14
CIK 94784

                                  United States
                       Securities And Exchange Commission
                              Washington, DC 20549
                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to SECTION 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended      June 30, 2002
                                        -----------------------

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from __________________ to __________________

Commission File Number                         0-6533
                        --------------------------------------------------------

                           Boston Life Sciences, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Delaware                                  87-0277826
--------------------------------------------------------------------------------
          (State or other jurisdiction of                    (IRS Employer
           incorporation or organization)                 Identification No.)

20 Newbury Street, 5/th/ Floor, Boston, Massachusetts            02116
--------------------------------------------------------------------------------
       (Address of principal executive offices)                (Zip code)


                                 (617) 425-0200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                      137 Newbury Street, Boston, MA 02116
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         [X] Yes         [_] No

As of August 12, 2002 there were 22,374,210 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q

                                                                                        Page (s)
                                                                                        --------
Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets as of June 30, 2002                                     1
         and December 31, 2001

         Consolidated Statements of Operations for the three and six months                  2
         ended June 30, 2002 and 2001, and for the period from inception
         (October 16, 1992) to June 30, 2002

         Consolidated Statements of Cash Flows for the six months                            3
         ended June 30, 2002 and 2001, and for the period from inception
         (October 16, 1992) to June 30, 2002

         Notes to Consolidated Financial Statements                                      4 - 7

     Item 2 - Management's Discussion and Analysis of Financial                         8 - 11
              Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                    11

Part II - Other Information

     Item 1 - Legal Proceedings                                                             12

     Item 2 - Changes in Securities                                                         12

     Item 3 - Defaults Upon Senior Securities                                               12

     Item 4 - Submission of Matters to a Vote of Security Holders                      12 - 13

     Item 5 - Other Information                                                             13

     Item 6 - Exhibits and Reports on Form 8-K                                         13 - 14

Signatures                                                                                  15

Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                   June 30,      December 31,
                                                                                     2002            2001
                                                                                 ------------    ------------
Assets
Current assets:
     Cash and cash equivalents                                                   $    441,248    $    287,302
     Short-term investments                                                         7,293,021      10,012,198
     Other current assets                                                             841,001         599,801
                                                                                 ------------    ------------
           Total current assets                                                     8,575,270      10,899,301
Fixed assets, net                                                                     625,912         523,505
Other assets                                                                          253,794           3,613
                                                                                 ------------    ------------

           Total assets                                                          $  9,454,976    $ 11,426,419
                                                                                 ============    ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                       $  2,269,216    $  1,803,584


Stockholders' equity:
     Convertible preferred stock, $.01 par value; 1,000,000 shares authorized;
       525,000 shares designated; no shares issued and
       outstanding                                                                       --              --
     Common stock, $.01 par value; 50,000,000 shares authorized;
       22,374,210 and 20,774,642 shares issued and outstanding at June
       30, 2002 and December 31, 2001, respectively                                   223,742         207,746
     Additional paid-in capital                                                    87,515,674      84,319,102
     Accumulated other comprehensive income                                            97,203         130,818
     Deficit accumulated during development stage                                 (80,650,859)    (75,034,831)
                                                                                 ------------    ------------
           Total stockholders' equity                                               7,185,760       9,622,835
                                                                                 ------------    ------------
           Total liabilities and stockholders' equity                            $  9,454,976    $ 11,426,419
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                    From Inception
                                                                                                                     (October 16,
                                                        Three Months Ended                Six Months Ended             1992) to
                                                             June 30,                          June 30,                June 30,
                                                       2002            2001             2002            2001             2002
                                                   -------------   -------------    -------------   -------------   --------------
Revenues                                           $          -    $          -     $          -    $          -     $    900,000
Operating expenses:
   Research and development                           1,736,523       2,150,459        3,799,399       3,894,627       51,897,151
   General and administrative                           852,009         973,579        1,764,766       1,669,090       20,675,335
   Purchased in-process research
     and development                                          -               -                -               -       12,146,544
                                                   -------------   -------------    -------------   -------------    -------------
       Total operating expenses                       2,588,532       3,124,038        5,564,165       5,563,717       84,719,030
                                                   -------------   -------------    -------------   -------------    -------------
       Loss from operations                          (2,588,532)     (3,124,038)      (5,564,165)     (5,563,717)     (83,819,030)
Other expenses                                         (143,500)       (396,880)        (287,000)       (396,880)        (970,880)
Interest expense                                              -               -                -               -      (2,252,457)
Interest income                                         135,795         286,571          235,137         604,513        6,391,508
                                                   -------------   -------------    -------------   -------------    -------------

       Net loss                                    $ (2,596,237)   $ (3,234,347)    $ (5,616,028)   $ (5,356,084)    $(80,650,859)
                                                   =============   =============    =============   =============    =============


       Basic and diluted net loss per share        $      (0.12)   $      (0.16)    $      (0.26)   $      (0.26)
                                                   =============   =============    =============   =============

Weighted average shares outstanding                  22,374,210      20,726,638       21,752,156      20,726,638
                                                   =============   =============    =============   =============

         The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 From Inception
                                                                                                  (October 16,
                                                          Six months Ended June 30,                 1992) to
                                                         2002                   2001              June 30, 2002
                                                      ---------------       ----------------     ----------------
  Cash flows from operating activities:
   Net loss                                              $(5,616,028)           $(5,356,084)        $(80,650,859)
   Adjustments to reconcile net loss to net
     cash used for operating activities:
     Purchased in-process research and
       development                                                 -                      -           12,146,544
     Write-off of acquired technology                              -                      -            3,500,000
     Modification of warrants                                287,000                396,880              970,880
     Non-cash interest expense                                     -                      -              579,685
     Compensation charge related to options and
       warrants                                               26,625                      -            2,137,351
     Amortization and depreciation                            71,400                 17,716            1,647,382
     Changes in current assets and liabilities:
       (Increase) decrease in other current
         assets                                             (241,200)               107,775               17,962
       Increase in accounts payable and accrued
         expenses                                            465,632                227,682            1,496,551
                                                      ---------------       ----------------     ----------------
  Net cash used for operating activities                  (5,006,571)            (4,606,031)         (58,154,504)

  Cash flows from investing activities:
   Cash acquired through Merger                                    -                      -            1,758,037
   Purchases of fixed assets                                (173,807)              (175,000)          (1,027,819)
   Increase in other assets                                 (250,181)                (6,976)            (607,429)
   Purchases of short-term investments                    (3,411,987)            (2,621,157)         (88,255,639)
   Sales and maturities of short-term investments          6,097,549             10,541,789           81,059,821
                                                      ---------------       ----------------     ----------------
  Net cash provided by (used for) investing
   activities                                              2,261,574              7,738,656           (7,073,029)

  Cash flows from financing activities:
   Proceeds from issuance of common stock                  3,439,071                      -           34,688,253
   Proceeds from issuance of preferred stock                       -                      -           27,022,170
   Preferred stock conversion inducement                           -                      -             (600,564)
   Proceeds from issuance of notes payable                         -                      -            2,585,000
   Proceeds from issuance of convertible
     debentures                                                    -                      -            9,000,000
   Principal payments of notes payable                             -                      -           (2,796,467)
   Payments of financing costs                              (540,128)                     -           (4,229,611)
                                                      ---------------       ----------------     ----------------
  Net cash provided by financing activities                2,898,943                      -           65,668,781
                                                      ---------------       ----------------     ----------------
  Net increase in cash and cash equivalents                  153,946              3,132,625              441,248
  Cash and cash equivalents, beginning of period             287,302                407,327                    -
                                                      ---------------       ----------------     ----------------
  Cash and cash equivalents, end of period               $   441,248            $ 3,539,952         $    441,248
                                                      ===============       ================     ================

         The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)
                                  June 30, 2002

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

     Stock options and warrants to purchase approximately 9.6 million and 7.9 million shares of common stock were outstanding at June 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2002, which could generate proceeds to the Company of up to $36 million, could potentially dilute earnings per share in the future.

3. Comprehensive Loss

     The Company had total comprehensive loss of $2,553,611 and $3,345,914 for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, total comprehensive loss was $5,649,643 and $5,288,649, respectively.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)

4. Stockholders' Equity

     In March 2002, the Company completed a private placement of 1,599,568 shares of common stock which raised approximately $3.4 million in gross proceeds. In connection with the financing, the Company issued warrants to the investors to purchase 399,892 shares of common stock at an exercise price equal to $2.75 per share. In connection with this financing, the Company paid $271,772 in cash and issued a warrant to purchase 157,557 shares of common stock at an exercise price equal to $2.75 per share to the placement agent.

5. Modification of Warrants

In June 2001, the Company entered into an agreement with Pictet Global Sector Fund-Biotech, or Pictet, whereby Pictet agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price was reset to $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to Pictet. The Company was not required to record an initial charge in connection with the transaction because the fair value (as determined under the Black-Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision. Under the June 2001 agreement, the Company is also obligated to issue additional warrants to Pictet in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, provided that the total number of such additional warrants to Pictet cannot exceed 240,000. In accordance with this agreement, in June 2002, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share, based on the increase in common stock outstanding from June 25, 2001 through June 30, 2002. The remaining obligation of up to 76,890 warrants may become issuable based on the increase in common stock outstanding from July 1, 2002 through June 30, 2004. The Company recorded a charge of $287,000 related to this obligation which is included ratably during the first and second quarters of 2002 in Other Expenses in the Consolidated Statement of Operations.

     In the second quarter of 2001, the Company entered into an agreement with Brown Simpson Partners I, Ltd., or Brown Simpson, whereby the exercise price of certain warrants held by Brown Simpson was reduced. The exercise price of 720,000 warrants previously exercisable at $8.25 per share was reduced to $4.625 and the exercise price of 970,000 warrants previously exercisable at $5.75 per share was also reduced to $4.625. In return, Brown Simpson agreed to the following restrictions (based on daily trading volume) on the number of shares of common stock that it could sell through May 2002.

                                         Percent of Daily Volume
          Total shares of Common          allowed to be sold by
            Stock traded Daily                Brown Simpson
        ------------------------------------------------------------
             less than 100,001                      10%
             100,001 - 150,000                      15%
             150,001 - 300,000                      20%
             300,001 - 700,000                      25%
           greater than 700,000                     30%

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)

     In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2001. The amount of the charge is based upon the difference between the fair value (as determined under the Black-Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share. In March 2002, the number of warrants and the exercise price thereof was adjusted. The exercise price of the 1,690,000 warrants was reduced to $2.15. In addition, Brown Simpson received an additional 130,123 warrants exercisable at $2.15 per share.

6. Subsequent Event

     In July 2002, the Company issued $4.0 million of 10% Convertible Senior Secured Promissory Notes, or Promissory Notes, to a single institutional investor. The Promissory Notes mature in July 2005 and are convertible into common stock at a conversion price of $2.16 per share. Warrants to purchase a total of 500,000 shares of common stock were also issued to the investor which are exercisable through July 2007 to purchase shares of common stock at $2.16 per share. There were no placement agent fees incurred in the transaction. The Company will allocate the net proceeds between the Promissory Notes and the warrants based on their relative fair values.

7. Accounting Pronouncements

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS 146 will have a material impact on its financial position or results of operations.

Item 2.               Management's Discussion and Analysis
                of Financial Condition and Results of Operations

                                  June 30, 2002

     This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of pre-clinical testing and clinical trials and their effect on the Food & Drug Administration ("FDA") regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the Company's reliance on outside providers for the conduct of its research and development, pre-clinical and clinical activities. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the documents referred to under such caption.

Results of Operations

   Overview

     The Company is a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system diseases and for the treatment of some cancers and autoimmune diseases. At June 30, 2002, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No.7.

     Our product candidates currently in development include:

     o ALTROPANE/TM/, an imaging agent for the diagnosis of Parkinson's Disease, which we refer to as PD, and Attention Deficit Hyperactivity Disorder, which we refer to as ADHD;

     o Troponin I, which we refer to as Troponin, for the treatment of cancer;

     o Inosine and Axogenesis Factor 1, which we refer to as AF-1, for the treatment of stroke and spinal cord injury;

     o Compounds for the treatment of PD and other central nervous system disorders;

     o C-MAF for the treatment of autoimmune disease and allergies;

     o FLOURATEC/TM/, a "second-generation" imaging agent for the diagnosis of PD and ADHD.

     To date, we have not marketed, distributed or sold any products and, with the exception of the ALTROPANE/TM/ imaging agent, all of our technologies and early-stage product candidates are in pre-clinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors and delays, and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs. However, we do not currently expect to generate revenues from product sales for at least the next twelve months.

     The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Any delays we encounter in completing our clinical trial programs may adversely impact our competitive position in the markets in which we compete. Such delays may also adversely affect our financial position and liquidity.

     Following is information on the direct research and development costs incurred (all amounts in '000s) on the Company's principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $7.2 million on a cumulative basis.

   Program              Period (1)       Year to date      Cumulative
-------------------------------------------------------------------------------

Diagnostic imaging      $ 276           $  593              $14,344
Anti-angiogenesis         510            1,246               12,165
CNS regeneration          435              865                3,646
Auto-immune diseases       13               26                2,591
Other                   $  45           $  137              $   702


(1) three months ended June 30, 2002

   Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to investments and research contracts. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K.

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

   Three Months Ended June 30, 2002 and 2001

     The Company's net loss was $2,596,237 during the three months ended June 30, 2002 as compared with $3,234,347 during the three months ended June 30, 2001. Net loss per share equaled $0.12 per share for the 2002 period as compared to $0.16 per share for the 2001 period. The lower net loss in the 2002 period was primarily due to lower expenses across all components of operations, including research and development, general and administrative, and other non-operating expenses. The decrease in these expenses was partially offset by lower interest income.

     Research and development expenses were $1,736,523 during the three months ended June 30, 2002 as compared with $2,150,459 during the three months ended June 30, 2001. The decrease was primarily attributable to approximately $550,000 in lower product manufacturing costs related to the establishment of a GMP manufacturing process for Troponin. The decrease in these expenses was partially offset by higher pre-clinical costs of approximately $170,000 for Inosine.

     General and administrative expenses were $852,009 during the three months ended June 30, 2002 as compared with $973,579 during the three months ended June 30, 2001. The decrease primarily related to the absence of approximately $150,000 in personnel recruitment costs that were incurred in the 2001 period when the Company hired a number of senior executives.

     Other expenses were $143,500 during the three months ended June 30, 2002 as compared with $396,880 during the three months ended June 30, 2001. The decrease in 2002 was due to lower non-cash charges related to agreements the Company entered into with securityholders to modify outstanding warrants. One agreement, which resulted in a charge of $396,880 in the 2001 period, lowered the exercise price of certain warrants held by Brown Simpson in return for daily trading restrictions on the number of shares of common stock that Brown Simpson could sell through May 2002. The other agreement, which resulted in a charge of $143,500 in the 2002 period, deferred the date on which the exercise price of warrants held by Pictet would be reset. In return, the Company issued additional warrants to Pictet. The non-cash charge was based upon a fair value calculation of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

     Interest income was $135,795 during the three months ended June 30, 2002 as compared with $286,571 during the three months ended June 30, 2001. The decrease was primarily due to lower average cash, cash equivalent, and short-term investment balances during the 2002 period as compared to the 2001 period.

   Six Months Ended June 30, 2002 and 2001

     The Company's net loss was $5,616,028 during the six months ended June 30, 2002 as compared with $5,356,084 during the six months ended June 30, 2001. The higher net loss in the 2002 period was primarily due to lower interest income. Net loss per share equaled $0.26 per share for the 2002 and 2001 periods. Net loss per common share was equal in both periods because the effect of the higher net loss in the 2002 period was offset by an increase in weighted average shares outstanding of approximately one million shares.

     Research and development expenses were $3,799,399 during the six months ended June 30, 2002 as compared with $3,894,627 during the six months ended June 30, 2001. The decrease was primarily attributable to approximately $630,000 in lower product manufacturing costs related to the establishment of a GMP manufacturing process for Troponin. The decrease in these expenses was partially offset by higher pre-clinical costs of approximately $340,000 for Inosine.

     General and administrative expenses were $1,764,766 during the six months ended June 30, 2002 as compared with $1,669,090 during the six months ended June 30, 2001. The increase was primarily related to higher legal fees, totaling approximately $290,000, in connection with patent and intellectual property efforts partially offset by the absence of approximately $150,000 in personnel recruitment costs that were incurred in the 2001 period when the Company hired a number of senior executives.

     Other expenses were $287,000 during the six months ended June 30, 2002 as compared with $396,880 during the six months ended June 30, 2001. The decrease in 2002 was due to lower non-cash charges related to agreements the Company entered into with securityholders to modify outstanding warrants. One agreement, which resulted in a charge of $396,880 in the 2001 period, lowered the exercise price of certain warrants held by Brown Simpson in return for daily trading restrictions on the number of shares of common stock that Brown Simpson could sell through May 2002. The other agreement, which resulted in a charge of $287,000 in the 2002 period, deferred the date on which the exercise price of warrant held by Pictet would be reset. In return, the Company issued additional warrants to Pictet. The non-cash charge was based upon a fair value calculation of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

     Interest income was $235,137 during the six months ended June 30, 2002 as compared with $604,513 during the six months ended June 30, 2001. The decrease was primarily due to lower average cash, cash equivalent, and short-term investment balances during the 2002 period as compared to the 2001 period.

Liquidity and Capital Resources

     Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended August 12, 2002 is as follows:

Date               Net Proceeds Raised      Securities Issued
----               -------------------      -----------------
July 2002          $4.0 million             Convertible secured promissory notes

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

     At June 30, 2002, the Company had available cash, cash equivalents and short-term investments of approximately $7.7 million and working capital of approximately $6.3 million. The Company believes that the level of financial resources available at June 30, 2002, combined with $4 million in proceeds raised in a private placement completed in July 2002, will provide sufficient working capital to meet its anticipated expenditures for the next twelve months. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

     In July 2002, the Company entered into agreements pursuant to which the Company has issued $4.0 million in principal amount of 10% convertible senior secured promissory notes to a single institutional investor in a private placement. The notes mature in July 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the notes in either cash or, subject to certain limitations, additional notes on the same terms. The notes may be converted into the Company's common stock at the option of the holder at a conversion price of $2.16 per share, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the notes, the conversion price of the notes will be reduced to equal that lower price. The notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The agreements also contain customary events of default, including any change of control of the Company or any breach by the Company of its representations and warranties and covenants contained in the agreements. If an event of default were to occur, the Company's obligations under the notes could be accelerated and become immediately due and payable in full.

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

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," or SFAS 146. This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)," or EITF 94-3. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. We do not expect the adoption of SFAS 146 will have a material impact on our financial position or results of operations.

Item 3-Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                          PART II--OTHER INFORMATION

Item 1:   Legal Proceedings.

          None.

Item 2:   Changes in Securities.

          In March 2002, the exercise price of 1,690,000 warrants to purchase the Company's common stock held by Brown Simpson Partners I, Ltd. were adjusted to $2.15. In addition, Brown Simpson received an additional 130,123 warrants exercisable at $2.15 per share.

          In June 2001, the Company entered into an agreement with Pictet Global Sector Fund-Biotech, or Pictet, whereby Pictet agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price was reset to $3.00 per share. Under the June 2001 agreement, the Company is also obligated to issue additional warrants to Pictet in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. In accordance with this agreement, in June 2002, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share, based on the increase in common stock outstanding from June 25, 2001 through June 30, 2002. The remaining obligation of up to 76,890 warrants may become issuable based on the increase in common stock outstanding from July 1, 2002 through June 30, 2004.

          Copies of the material agreements related to these transactions not already filed are filed as exhibits to this Form 10-Q and incorporated herein by reference.

Item 3:   Defaults Upon Senior Securities.

          None.

Item 4:   Submission of Matters to a Vote of Security Holders.

          The annual meeting of stockholders was held on June 11, 2002. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative ("withheld") votes set forth below each matter.

          1. To consider and act upon a proposal to elect eight directors for a term ending at the next annual meeting and until each such director's successor is duly elected and qualified:

                                                  For          Withheld
                                                  ---          --------
                Colin B. Bier, Ph.D.           16,437,016      371,687
                S. David Hillson, Esq.         15,931,711      876,992

               Robert Langer, Sc.D.             16,345,789       462,914
               Marc E. Lanser, M.D.             16,081,978       726,725
               Ira W. Lieberman, Ph.D.          16,433,624       375,079
               E. Christopher Palmer, CPA       16,475,326       333,377
               Stephen Peck                     16,468,422       340,281
               Scott Weisman, Esq.              16,422,134       386,569

          2. To approve an amendment to increase to 50,000,000 the number of shares of Common Stock authorized for issuance under the Company's Amended and Restated Certificate of Incorporation filed with the Secretary of the State of Delaware on March 29, 1996, as heretofore amended, an increase of 10,000,000 shares:

                      For             Against         Abstain
                      ---             -------         -------
                  15,959,885          781,464          67,354

          3. To approve an amendment to the Company's 1998 Omnibus Stock Option Plan to increase to 3,200,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 900,000 shares over the number of shares approved for issuance thereunder at the last annual meeting of stockholders:

                      For             Against         Abstain
                      ---             -------         -------
                  15,077,605         1,657,673         73,425

          4. To approve an amendment to the Company's Amended and Restated 1990 Non-Employee Directors' Non-Qualified Stock Option Plan to increase to 1,000,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 200,000 shares over the number of shares approved for issuance thereunder at the last annual meeting of stockholders:

                      For             Against         Abstain
                      ---             -------         -------
                  15,125,109         1,603,901         79,693

Item 5:   Other Information.

          (a)  Exhibits.

               None.

Item 6:   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 23, 2002

               4.1 Form of Class A Warrant issued to Brown Simpson dated as of March 11, 2002, Form of Class B Warrant issued to Brown Simpson dated as of March 11, 2002

               99.1 Certification of Chief Executive Officer and Chief Financial
                    Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2002:

                        Date of Report             Item Reported
                        --------------             -------------
                        March 12, 2002                  5,7

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          BOSTON LIFE SCIENCES, INC.
                                          --------------------------
                                            (Registrant)


DATE:  August 14, 2002                    /s/ S. David Hillson
                                          -------------------------------------
                                          S. David Hillson
                                          Chairman and Chief Executive Officer
                                          (Principal Executive Officer)

                                          /s/ Joseph Hernon
                                          -------------------------------------
                                          Joseph Hernon
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                            Officer)