Form 10-Q
period 2002-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2002-11-15
CIK 94784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          September 30, 2002
                                         ------------------------------

                                       or

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from  ____________________  to ______________

Commission File Number                              0-6533
                           -----------------------------------------------------

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

                             (X) Yes     ( ) No

As of November 12, 2002 there were 22,374,210 shares of Common Stock outstanding.

                           BOSTON LIFE SCIENCES, INC.

                               INDEX TO FORM 10-Q

                                                                                        Page (s)
                                                                                        --------
Part I - Financial Information

     Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets as of September 30, 2002                                  1
         and December 31, 2001

         Consolidated Statements of Operations for the three and                               2
         nine months ended September 30, 2002 and 2001, and for the period from inception (October 16, 1992) to September 30, 2002

         Consolidated Statements of Cash Flows for the nine months                             3
         ended September 30, 2002 and 2001, and for the period from inception (October 16, 1992) to September 30, 2002

         Notes to Consolidated Financial Statements                                        4 - 7

     Item 2 - Management's Discussion and Analysis of Financial                           8 - 13
              Condition and Results of Operations

     Item 3 - Quantitative and Qualitative Disclosures about Market Risk                      13

     Item 4 - Controls and Procedures                                                         14

Part II - Other Information

     Item 1 - Legal Proceedings                                                               15

     Item 2 - Changes in Securities                                                           15

     Item 3 - Defaults Upon Senior Securities                                                 15

     Item 4 - Submission of Matters to a Vote of Security Holders                             15

     Item 5 - Other Information                                                               15

     Item 6 - Exhibits and Reports on Form 8-K                                           15 - 16

Signatures                                                                                    17

Certifications                                                                           18 - 19

Part I - Financial Information
Item 1 - Financial Statements

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                           Consolidated Balance Sheets
                                   (Unaudited)

                                                                                     September 30,          December 31,
                                                                                         2002                   2001
                                                                                     -------------          ------------
Assets
Current assets:
     Cash and cash equivalents                                                       $   1,667,303          $    287,302
     Short-term investments                                                              7,483,181            10,012,198
     Other current assets                                                                  401,784               599,801
                                                                                     -------------          ------------
           Total current assets                                                          9,552,268            10,899,301
Fixed assets, net                                                                          792,491               523,505
Other assets                                                                               356,191                 3,613
                                                                                     -------------          ------------

           Total assets                                                              $  10,700,950          $ 11,426,419
                                                                                     =============          ============

Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable and accrued expenses                                           $   1,967,564          $  1,803,584

10% convertible senior secured promissory notes                                          3,699,872                     -

Stockholders' equity:
     Convertible preferred stock, $.01 par value; 1,000,000 shares authorized;
       525,000 shares designated; no shares issued and
       outstanding                                                                               -                     -
     Common stock, $.01 par value; 50,000,000 shares authorized;
       22,374,210 and 20,774,642 shares issued and outstanding at
       September 30, 2002 and December 31, 2001, respectively                              223,742               207,746
     Additional paid-in capital                                                         87,812,377            84,319,102
     Accumulated other comprehensive income                                                124,507               130,818
     Deficit accumulated during development stage                                      (83,127,112)          (75,034,831)
                                                                                     -------------          ------------
           Total stockholders' equity                                                    5,033,514             9,622,835
                                                                                     -------------          ------------

           Total liabilities and stockholders' equity                                $  10,700,950          $ 11,426,419
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

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                             From Inception
                                                                                                              (October 16,
                                                  Three Months Ended               Nine Months Ended            1992) to
                                                     September 30,                   September 30,            September 30,
                                                 2002            2001            2002            2001             2002
                                             -------------   -------------   ------------    ------------    --------------
Revenues                                     $           -   $           -   $          -    $          -    $      900,000
Operating expenses:
   Research and development                      1,722,338       1,973,858      5,521,737       5,868,485        53,619,489
   General and administrative                      794,467         758,876      2,559,233       2,427,966        21,469,802
   Purchased in-process research
     and development                                     -               -              -               -        12,146,544
                                             -------------   -------------   ------------    ------------    --------------
       Total operating expenses                  2,516,805       2,732,734      8,080,970       8,296,451        87,235,835
                                             -------------   -------------   ------------    ------------    --------------
       Loss from operations                     (2,516,805)     (2,732,734)    (8,080,970)     (8,296,451)      (86,335,835)
Other expenses                                           -               -       (287,000)       (396,880)         (970,880)
Interest expense                                  (100,950)              -       (100,950)              -        (2,353,407)
Interest income                                    141,502         242,609        376,639         847,122         6,533,010
                                             -------------   -------------   ------------    ------------    --------------

       Net loss                              $  (2,476,253)  $  (2,490,125)  $ (8,092,281)   $ (7,846,209)   $  (83,127,112)
                                             =============   =============   ============    ============    ==============


       Basic and diluted net loss
         per share                           $       (0.11)  $       (0.12)  $      (0.37)   $      (0.38)
                                             =============   =============   ============    ============

Weighted average shares outstanding             22,374,210      20,726,638     21,959,507      20,726,638
                                             =============   =============   ============    ============

    The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                          From Inception
                                                                                                           (October 16,
                                                                         Nine Months Ended                   1992) to
                                                                           September 30,                   September 30,
                                                                    2002                    2001               2002
                                                                 -----------            -----------       --------------
  Cash flows from operating activities:
   Net loss                                                      $(8,092,281)           $(7,846,209)      $  (83,127,112)
   Adjustments to reconcile net loss to net
    cash used for operating activities:
     Purchased in-process research and development                         -                      -           12,146,544
     Write-off of acquired technology                                      -                      -            3,500,000
     Modification of warrants                                        287,000                396,880              970,880
     Non-cash interest expense                                        19,872                      -              599,557
     Compensation charge related to options and
       warrants                                                       51,328                 25,000            2,162,054
     Amortization and depreciation                                   123,903                 31,673            1,699,885
     Changes in current assets and liabilities:
       Decrease in other current assets                              198,017                437,983              457,179
       Increase in accounts payable and accrued
         expenses                                                    163,980                603,082            1,194,899
                                                                 -----------            -----------       --------------
  Net cash used for operating activities                          (7,248,181)            (6,351,591)         (60,396,114)

  Cash flows from investing activities:
   Cash acquired through Merger                                            -                      -            1,758,037
   Purchases of fixed assets                                        (386,332)              (222,913)          (1,240,344)
   (Increase) decrease in other assets                              (253,545)                 1,117             (610,793)
   Purchases of short term investments                            (6,959,705)            (6,180,347)         (91,803,357)
   Sales and maturities of short term investments                  9,482,411             14,735,128           84,444,683
                                                                 -----------            -----------       --------------
  Net cash provided by (used for) investing activities             1,882,829              8,332,985           (7,451,774)

  Cash flows from financing activities:
   Proceeds from issuance of common stock                          3,439,071                      -           34,688,253
   Proceeds from issuance of preferred stock                               -                      -           27,022,170
   Preferred stock conversion inducement                                   -                      -             (600,564)
   Proceeds from issuance of notes payable                         4,000,000                      -            6,585,000
   Proceeds from issuance of convertible
     debentures                                                            -                      -            9,000,000
   Principal payments of notes payable                                     -                      -           (2,796,467)
   Payments of financing costs                                      (693,718)                     -           (4,383,201)
                                                                 -----------            -----------       --------------
  Net cash provided by financing activities                        6,745,353                      -           69,515,191
                                                                 -----------            -----------       --------------
  Net increase in cash and cash equivalents                        1,380,001              1,981,394            1,667,303
  Cash and cash equivalents, beginning of period                     287,302                407,327                    -
                                                                 -----------            -----------       --------------
  Cash and cash equivalents, end of period                       $ 1,667,303            $ 2,388,721       $    1,667,303
                                                                 ===========            ===========       ==============

  Supplemental cash flow disclosures:
   Non cash transactions (see note 5)

    The accompanying notes are an integral part of the consolidated financial statements.

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)
                               September 30, 2002

1.    Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared by Boston Life Sciences, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

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

         At September 30, 2002, the Company had available cash, cash equivalents and short-term investments of approximately $9.2 million and working capital of approximately $7.6 million. The Company has incurred substantial losses and negative cash flows from operations in each fiscal year since inception. For the nine months ended September 30, 2002, the Company incurred a net loss of $8.1 million and negative cash flows from operations of $7.2 million. Additionally, as of September 30, 2002, the Company had an accumulated deficit of $83.1 million.

         Based on its current financial resources, the Company presently anticipates a substantial reduction in operating cash outflows over the next twelve months primarily due to an expected significant decrease in research and development expenses. This potential reduction can be attributed to the absence of certain costs incurred in 2002 associated with completing the remaining studies for the filing of the New Drug Application, or NDA, for ALTROPANE(TM) as a diagnostic for Parkinsonian Syndrome, which we call PS, (including Parkinson's Disease, which we call PD), lower clinical trial costs for the ongoing Phase II trial of ALTROPANE(TM) as a diagnostic for Attention Deficit Hyperactivity Disorder, which we call ADHD, lower research and development expenditures on the Company's early stage programs, and decreased research and development related payroll costs associated with a lower expected headcount in 2003. These reductions are not expected to materially affect the filing of an NDA for ALTROPANE(TM) for PS, the completion of the pre-clinical studies required for the filing of an Investigational New Drug, or IND, application for Inosine, and manufacturing development efforts on Troponin. Management believes that other actions, including reductions in the use of outside consultants are also available to reduce future operating cash outflows.

         Based on the Company's forecasted cash outflows and its cash, cash equivalents and short-term investments on hand as of September 30, 2002, the Company expects to have sufficient cash to finance its operations through at least September 30, 2003. The Company's future beyond the next twelve months may be dependent upon its ability to raise additional financing. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

2.    Net Loss Per Share

         Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potential common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

         Stock options and warrants to purchase approximately 10.3 million and
8.0 million shares of common stock were outstanding at September 30, 2002 and 2001, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2002, which could generate proceeds to the Company of up to $26 million, could potentially dilute earnings per share in the future.

3.    Comprehensive Loss

         The Company had total comprehensive loss of $2,448,949 and $2,353,135 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, total comprehensive loss was $8,098,592 and $7,641,784, respectively.

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

5.    10% Convertible Promissory Notes

         In July 2002, the Company entered into agreements pursuant to which the Company issued $4.0 million in principal amount of 10% Convertible Senior Secured Promissory Notes, or Notes, to a single institutional investor in a private placement. Warrants to purchase a total of 500,000 shares of common stock at $2.16 per share were also issued to the investor.

         The Notes mature in July 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional notes on the same terms. The Notes may be converted into the Company's common stock at the option of the holder at a conversion price of $2.16 per share, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of Notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the Notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations and warranties and covenants contained in the agreements. If any event of default were to occur, the Company's obligations under the notes could be accelerated and become immediately due and payable in full.

         The net proceeds of $3.9 million have been allocated between the warrants (approximately $0.3 million) and the Notes (approximately $3.6 million) based on their relative fair values. The initial carrying value of the Notes is being accreted ratably, over the term of the Notes, to the $4 million amount due at maturity. Interest expense totaled $100,950 for the three months ended September 30, 2002, and included $74,521 in interest accrued on the 10% coupon and $19,872 in discount accretion. Debt issuance costs totaling $105,590 have been capitalized and will be amortized over the life of the Notes.

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


                                                   Percent of Daily
                    Total shares of                     Volume
                        Common                   allowed to be sold by
                  Stock traded Daily                 Brown Simpson
              ----------------------  -----------------------------------
                  less than 100,001                       10%
                  100,001 - 150,000                       15%
                  150,001 - 300,000                       20%
                  300,001 - 700,000                       25%
                 greater than 700,000                     30%

                           Boston Life Sciences, Inc.
                        (A Development Stage Enterprise)

             Notes to Consolidated Financial Statements (Unaudited)

         In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations for the nine month period ended September 30, 2001. The amount of the charge is based upon the difference between the fair value (as determined under the Black-Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share. In March 2002, the number of warrants and the exercise price thereof was adjusted. The exercise price of the 1,690,000 warrants was reduced to $2.15. In addition, Brown Simpson received an additional 130,123 warrants exercisable at $2.15 per share. In May 2002, the Company entered into an agreement with Brown Simpson under which Brown Simpson agreed to certain trading restrictions (based on daily trading volume) on the number of shares of common stock that it could sell through December 31, 2003.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (the "EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of pre-clinical testing and clinical trials and their effect on the Food & Drug Administration, or FDA, regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the Company's reliance on outside providers for the conduct of its research and development, pre-clinical and clinical activities. Other factors include those set forth under the caption "Forward-Looking Statements" in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 and the documents referred to under such caption.

General

     Description of Company

         The Company is a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers and autoimmune diseases. At September 30, 2002, the Company is considered a "development stage enterprise" as defined in Statement of Financial Accounting Standards No.7.

     Product Development

         ALTROPANE(TM) is an imaging agent for the diagnosis of Parkinsonian Syndrome, which we call PS, (including Parkinson's Disease, which we call PD, and Attention Deficit Hyperactivity Disorder, which we call ADHD. We have completed a Phase III clinical trial for the diagnosis of PS, and during the past year, have had extensive discussions with the FDA regarding what information needs to be included in the New Drug Application, or NDA, filing. The FDA has requested certain additional studies which we are in the process of completing. We do not believe that any of the requested information represents a substantial impediment to the filing of the NDA. Based on the estimated time that it will take to complete these studies and compile this information, and assuming no additional data is requested by the FDA, we expect to request a pre-filing meeting with the FDA during the first quarter of 2003 and file our NDA in the first half of 2003. We are currently conducting our second Phase II trial of Altropane for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments.

         Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We recently had a pre-Investigational New Drug, or IND, meeting with the FDA regarding Inosine during which the FDA detailed the pre-clinical information that must be included in the IND filing. We expect to commence the remaining pre-clinical studies, and compile the necessary information, during the remainder of 2002 and into 2003. We hope to file an IND application and commence a Phase I clinical trial for Inosine in Acute Ischemic Stroke victims in late 2003 or early 2004.

         Troponin I, which we refer to as Troponin, is our anti-angiogenic agent. As has been the experience of many companies in the biotech community, the establishment of an effective, scaled-up manufacturing process for complex proteins like Troponin has been very challenging. The Company believes it has developed such a process at its internal pilot manufacturing facility in Baltimore, Maryland which we are now converting into a GMP compliant production site. The current process produces pure, active material at a scale that is still pre-commercial. In order to produce the material at the level required for all of the clinical trials (phase I, II, and III) at a commercially feasible cost, the Company needs to further "scale-up" the manufacturing process. Once this expanded production level has been attained, the Company will complete the remaining pre-clinical studies identified by the FDA as required for the filing of an IND.

         Earlier stage product candidates include FLOURATEC(TM), a "second-generation" imaging agent for the diagnosis of PD and ADHD; C-MAF for the treatment of autoimmune disease and allergies; and compounds for the treatment of PD and other central nervous system disorders.

         To date, we have not marketed, distributed or sold any products and, with the exception of the ALTROPANE(TM) imaging agent, all of our technologies and early-stage product candidates are in pre-clinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors, and delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs. However, we do not currently expect to generate revenues from product sales for at least the next twelve months.

         The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Any delays we encounter in completing our clinical trial programs may adversely impact our competitive position in the markets in which we compete. Such delays may also adversely affect our financial position and liquidity.

Critical Accounting Policies

         Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to investments and research contracts. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K.

     Investments

         Our investments consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the consolidated balance sheet through other comprehensive income. We disclose the value of restricted investments, if any, in the notes to our consolidated financial statements.

     Research contracts

         We regularly enter into contracts with third parties to perform research and development activities in connection with our scientific technologies. Costs incurred under these contracts are recognized ratably over the term of the contract which we believe corresponds to the manner in which the work is performed.

Results of Operations

     Three Months Ended September 30, 2002 and 2001

         The Company's net loss was $2,476,253 during the three months ended September 30, 2002 as compared with $2,490,125 during the three months ended September 30, 2001. Net loss per common share equaled $0.11 per share for the 2002 period as compared to $0.12 per share for the 2001 period. The lower net loss in the 2002 period was primarily due to decreased research and development costs. The decrease in these expenses was mostly offset by lower interest income and higher interest expense. The lower net loss per common share in the 2002 period was primarily due to an increase in weighted average shares outstanding of approximately 1.6 million shares.

         Research and development expenses were $1,722,338 during the three months ended September 30, 2002 as compared with $1,973,858 during the three months ended September 30, 2001. The decrease was primarily attributable to lower manufacturing development costs for Troponin and ALTROPANE(TM) of approximately $296,000 and $358,000, respectively. The decrease in these expenses was partially offset by higher pre-clinical costs for Inosine of approximately $244,000 and higher research and development wages resulting from increased headcount of approximately $142,000.

         General and administrative expenses were $794,467 during the three months ended September 30, 2002 as compared with $758,876 during the three months ended September 30, 2001. There was no specific category or type of expense to which the increase can be primarily attributed.

         Interest expense totaled $100,950 during the three months ended September 30, 2002 as compared to zero during the three months ended September 30, 2001. In July 2002, the Company issued $4 million of 10% convertible notes, and incurred $74,521 in interest on the 10% coupon and $19,872 in non-cash interest associated with the accretion of the discounted carrying value of the notes.

         Interest income was $141,502 during the three months ended September 30, 2002 as compared with $242,609 during the three months ended September 30, 2001. The decrease was primarily due to lower average cash, cash equivalents, and short-term investment balances during the 2002 period as compared to the 2001 period.

     Nine Months Ended September 30, 2002 and 2001

         The Company's net loss was $8,092,281 during the nine months ended September 30, 2002 as compared with $7,846,209 during the nine months ended September 30, 2001. Net loss per common share equaled $0.37 per share for the 2002 period as compared to $0.38 per share for the 2001 period. The higher net loss in the 2002 period was primarily related to a decrease in interest income partially offset by lower research and development expenses. The lower net loss per common share in the 2002 period was due to an increase in weighted average shares outstanding of approximately 1.2 million shares.

         Research and development expenses were $5,521,737 during the nine months ended September 30, 2002 as compared with $5,868,485 during the nine months ended September 30, 2001. The decrease was primarily attributable to lower manufacturing development costs for Troponin and ALTROPANE(TM) of approximately $914,000 and $552,000, respectively. The decrease in these expenses was partially offset by higher pre-clinical costs for Inosine of approximately $583,000 and higher research and development wages resulting from increased headcount of approximately $189,000. In addition, higher clinical trial expenses were incurred in the 2002 period related to our Phase II trial for ALTROPANE(TM) for the diagonsis of ADHD of approximately $162,000.

         General and administrative expenses were $2,559,233 during the nine months ended September 30, 2002 as compared with $2,427,966 during the nine months ended September 30, 2001. The increase was primarily related to higher legal fees in connection with patent and intellectual property matters of approximately $336,000. The increase in these expenses was partially offset by the absence of personnel recruitment costs of approximately $150,000 that were incurred in the 2001 period when the Company hired a number of senior executives.

         Other expenses were $287,000 during the nine months ended September 30, 2002 as compared with $396,880 during the nine months ended September 30, 2001. The decrease in 2002 was due to lower non-cash charges related to agreements the Company entered into with securityholders to modify outstanding warrants. One agreement, which resulted in a charge of $396,880 in the 2001 period, lowered the exercise price of certain warrants held by Brown Simpson in return for daily trading restrictions on the number of shares of common stock that Brown Simpson could sell through May 2002. The other agreement, which resulted in a charge of $287,000 in the 2002 period, deferred the date on which the exercise price of warrants held by Pictet would be reset. In return, the Company issued additional warrants to Pictet. The non-cash charge was based upon a fair value calculation of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

         Interest expense totaled $100,950 during the nine months ended September 30, 2002 as compared to zero during the nine months ended September 30, 2001. In July 2002, the Company issued $4 million of 10% convertible notes, and incurred $74,521 in interest on the 10% coupon and $19,872 in non-cash interest associated with the accretion of the discounted carrying value of the notes.

         Interest income was $376,639 during the nine months ended September 30, 2002 as compared with $847,122 during the nine months ended September 30, 2001. The decrease was primarily due to lower average cash, cash equivalents, and short-term investment balances during the 2002 period as compared to the 2001 period.

Liquidity and Capital Resources

         Since its inception, the Company has primarily satisfied its working capital requirements from the sale of the Company's securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended September 30, 2002 is as follows:

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

         At September 30, 2002, the Company had available cash, cash equivalents and short-term investments of approximately $9.2 million and working capital of approximately $7.6 million. The Company has incurred substantial losses and negative cash flows from operations in each fiscal year since inception. For the nine months ended September 30, 2002, the Company incurred a net loss of $8.1 million and negative cash flows from operations of $7.2 million. Additionally, as of September 30, 2002, the Company had an accumulated deficit of $83.1 million.

         Based on its current financial resources, the Company presently anticipates a substantial reduction in operating cash outflows over the next twelve months primarily due to an expected significant decrease in research and development expenses. This potential reduction can be attributed to the absence of certain costs incurred in 2002 associated with completing the remaining studies for the filing of the NDA for ALTROPANE(TM) as a diagnostic for PS (including PD), lower clinical trial costs for the ongoing Phase II trial of ALTROPANE(TM) as a diagnostic for ADHD, lower research and development expenditures on the Company's early stage programs, and decreased research and development related payroll costs associated with a lower expected headcount in 2003. These reductions are not expected to materially affect the filing of an NDA for ALTROPANE(TM) for PS, the completion of the pre-clinical studies required for the filing of an IND application for Inosine, and manufacturing development efforts on Troponin. Management believes that other actions, including reductions in the use of outside consultants are also available to reduce future operating cash outflows.

         Based on the Company's forecasted cash outflows and its cash, cash equivalents and short-term investments on hand as of September 30, 2002, the Company expects to have sufficient cash to finance its operations through at least September 30, 2003. The Company's future beyond the next twelve months may be dependent upon its ability to raise additional financing. The Company may raise additional capital in the future through collaborative agreements with other pharmaceutical or biotechnology companies, debt financings and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

         Following is information on the direct research and development costs incurred (all amounts in thousands) on the Company's principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $7.7 million on a cumulative basis.

         Program                            Period (1)              Year to date                 Cumulative
--------------------------------------      ------------------------------------------------------------------------
Diagnostic imaging                           $ 384                    $ 977                     $14,728
Anti-angiogenesis                              423                    1,669                      12,588
CNS regeneration                               338                    1,203                       3,984
Auto-immune diseases                            13                       39                       2,604
Other                                         $ 47                     $184                       $ 747

_________
(1)  three months ended September 30, 2002

         Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by the Company could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, the Company cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. The Company presently estimates that it will incur approximately $750,000 in additional direct research and development costs to complete the preparation and filing of the NDA for ALTROPANE(TM) for the diagnosis of PD. This estimate does not include research and development employee and related overhead costs. Actual costs and time to complete may differ significantly from the estimates.

         In July 2002, the Company entered into agreements pursuant to which the Company has issued $4.0 million in principal amount of 10% convertible senior secured promissory notes to a single institutional investor in a private placement. The Notes were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The notes mature in July 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the notes in either cash or, subject to certain limitations, additional notes on the same terms. The notes may be converted into the Company's common stock at the option of the holder at a conversion price of $2.16 per share, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the notes, the conversion price of the notes will be reduced to equal that lower price. The notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations and warranties and covenants contained in the agreements. If an event of default were to occur, the Company's obligations under the notes could be accelerated and become immediately due and payable in full.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (the "EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. EITF 94-3 allowed for an exit cost liability to be recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 also requires that liabilities recorded in connection with exit plans be initially measured at fair value. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002, with early adoption encouraged. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its financial position or results of operations.

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         There have been no material changes in the market risks reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4  - Controls and Procedures

     Evaluation of disclosure controls and procedures

         The Company's principal executive and financial officers reviewed and evaluated the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-Q. Based on that evaluation, the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective in enabling the Company to identify, process and report information required to be disclosed in the reports the Company files under the Exchange Act.

     Changes in internal controls

         There were no significant changes in the Company's internal controls or other factors that could significantly affect those controls subsequent to the date of the Company's evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                          PART II -- OTHER INFORMATION

ITEM 1:       LEGAL PROCEEDINGS.

              None.

ITEM 2:       CHANGES IN SECURITIES.

              In July 2002, the Company entered into agreements pursuant to which the Company issued $4.0 million in principal amount of 10% Convertible Senior Secured Promissory Notes to a single institutional investor in a private placement. Warrants to purchase a total of 500,000 shares of common stock at $2.16 per share were also issued to the investor.

ITEM 3:       DEFAULTS UPON SENIOR SECURITIES.

              None.

ITEM 4:       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              None.

ITEM 5:       OTHER INFORMATION.

              On September 27, 2002, Mr. Scott Weisman resigned as a director of the Company.

              (a)   Exhibits.

                    None.

ITEM 6:       EXHIBITS AND REPORTS ON FORM 8-K.

              (a)   Exhibits.

                    99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (1)
                    99.2 Agreement dated May 16, 2002 between Brown Simpson Partners I, Ltd and the Company (1)
                    99.3 Employment Agreement dated July 9, 2002 between Robert Rosenthal and the Company (2)
                    99.4 Securities Purchase Agreement, dated as of July 25, 2002, by and among the Company and the Investor named therein (3)
                    99.5 10% Convertible Senior Secured Promissory Note, dated as of July 25, 2002 (3)
                    99.6 Registration Rights Agreement, dated as of July 25, 2002, by and among the Company and the Investor named therein (3)
                    99.7 Warrant to Purchase Common Stock, dated as of July 25, 2002 (3)

                           (1) Filed herewith.
                           (2) Incorporated by reference to the Company's report
                               on Form 8-K dated July 10, 2002.
                           (3) Incorporated by reference to the Company's report
                               on Form 8-K dated July 25, 2002.

              (b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2002:

                           Date of Report                    Item Reported
                           --------------                    -------------
                           July 10, 2002                           5,7
                           July 25, 2002                           5,7

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

                                      BOSTON LIFE SCIENCES, INC.
                                      --------------------------
                                           (Registrant)


DATE:    November 14, 2002            /s/ S. David Hillson
                                      -------------------------------
                                      S. David Hillson
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

                                       /s/ Joseph Hernon
                                      -------------------------------
                                      Joseph Hernon
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                          Officer)

                                 CERTIFICATIONS

I, David Hillson, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Boston Life Sciences, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                         a) designed such disclosure controls and procedures to
                  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                         b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                         c) presented in this quarterly report our conclusions
                  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                         a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                         b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:      November 12, 2002             /s/ S. David Hillson
                                         -------------------------------------
                                         S. David Hillson
                                         Chairman and Chief Executive Officer

I, Joseph Hernon, certify that:

            1. I have reviewed this quarterly report on Form 10-Q of Boston Life Sciences, Inc.;

            2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

            3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

            4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                         a) designed such disclosure controls and procedures to
                  ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                         b) evaluated the effectiveness of the registrant's
                  disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                         c) presented in this quarterly report our conclusions
                  about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                         a) all significant deficiencies in the design or
                  operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                         b) any fraud, whether or not material, that involves
                  management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


DATE:      November 12, 2002               /s/ Joseph Hernon
                                           -------------------------------------
                                           Joseph Hernon
                                             Executive Vice President, Chief
                                             Financial Officer and Secretary