Form 10-K
period 2002-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2003-03-31
CIK 94784

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period

Commission file number 0-6533

BOSTON LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0277826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 NEWBURY STREET, 5th FLOOR BOSTON, MASSACHUSETTS	02116 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (617) 425-0200

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value $.01 Per Share

Warrants to Purchase Common Stock

Rights to Purchase Preferred Stock

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((§) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

Based on the last sales price of the Registrant’s Common Stock as reported on the Nasdaq National Market on June 30, 2002 (the last day of our most recently completed second fiscal quarter), the aggregate market value of the 22,123,580 outstanding shares of voting stock held by nonaffiliates of the Registrant was $27,875,711.

As of March 24, 2003, there were 32,469,588 shares of the Registrant’s Common Stock issued and outstanding.

Documents incorporated by reference:    Portions of the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the Registrant’s 2003 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this annual report on Form 10-K.

PART I

Item 1.    Business.

Overview

We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers and autoimmune diseases. We were originally a privately held company founded in 1992 and merged with a publicly held company effective June 15, 1995. Our principal executive offices are located at 20 Newbury Street, 5th Floor, Boston, Massachusetts 02116, and our telephone number is (617) 425-0200.

We are strategically located in one of the world’s most prominent centers of biotechnology research – Boston, Massachusetts. Many of the world’s leading universities and hospitals are located in the Boston area and these institutions have established highly regarded medical schools and research facilities. Since its founding in 1992, the Company has effectively utilized its close relationships with these institutions to secure the rights to a broad array of diagnostic and therapeutic discoveries. We currently have 13 technologies in our product portfolio, all of which were invented or discovered by researchers working at Harvard University and its affiliated hospitals, or Harvard and its Affiliates, and have been licensed to us.

Corporate Strategy

Our business model remains uncommon in the biotechnology industry, although in recent years there have been a growing number of other companies which have recognized the value of employing such an approach. One of the unique aspects of our model is that it focuses on commercializing novel medical technologies while minimizing the infrastructure that would otherwise be required in the successful growth and development of a medical technology or biotechnology company. The primary elements of our model include:

1.	Utilization of close relationships with Boston area universities and hospitals to identify promising new medical discoveries.

2.	Acquisition of the exclusive licensing rights to such discoveries. Under such agreements, we normally agree to pay the licensor a modest royalty on any future product sales, thereby retaining the licensing institution’s long-term interest in the technology’s development.

3.	Execution of a sponsored research agreement with the licensing institution. Under these agreements, we provide funding to the collaborating scientist who discovered the technology. Another unique feature of our business model is that this research is conducted at the laboratories of the collaborating scientist. As a result, we are able to control our operating costs by not having to establish our own internal lab facilities and attendant personnel.

4.	Managing and directing research and development activities during this early-stage while focusing on early validation of product candidates.

5.	Advancement of the validated product candidates into clinical trials where safety and efficacy can be demonstrated in patients.

6.	Partnering the program with major pharmaceutical and biotechnology companies to fund the completion of the significantly more expensive late stage clinical trials. These larger organizations would also be utilized to handle the sales, marketing, and distribution of any approved products. Under these agreements, we expect to receive milestone payments based on the completion of Phase II and/or Phase III clinical trials as well as royalties on the sale of any approved products.

We believe that our unique business model is well suited for the biotechnology industry for a number of important reasons. Our employment of an outsourcing strategy whereby we utilize the research facilities of our collaborating scientists enables us to pursue the research and development of a specific program at a cost significantly below that of most fully staffed biotechnology concerns. As a result of these cost controls, we have been able to pursue the development of a greater number of scientific programs thereby mitigating the high risk of product failure that is inherent in the drug development process. We have further minimized our risks by pursuing development in a number of scientific areas compared to most biotechnology companies which are narrowly focused.

The following trademarks of the Company are mentioned in this Annual Report on Form 10-K: ALTROPANE®, FLUORATEC™. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

ALTROPANE Imaging Agent

The ALTROPANE imaging agent is a small molecule invented by researchers at Harvard and its Affiliates, including the Massachusetts General Hospital, that we are developing as an aide in the diagnosis of Parkinsonian Syndrome, or PS, in patients with movement disorders and Attention Deficit Hyperactivity Disorder, or ADHD.

Proposed Mechanism of Action

The ALTROPANE imaging agent is an 123I-based nuclear medicine imaging agent that binds with extremely high affinity and specificity to the Dopamine Transporter, or DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter.

ALTROPANE selectively binds to the DAT in the brain. The amount of the ALTROPANE imaging agent taken up by the brain is therefore directly proportional to the number of DATs that are present in any given area of the brain. Since DAT’s are on the membrane of dopamine-producing cells, destruction of these cells results in decreased numbers of DATs. Therefore, Parkinson’s Disease, or PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decreased in the number of DATs. As a result, when the ALTROPANE imaging agent is administered to patients with PD, its uptake is substantially diminished as compared to patients without PD. This marked decrease in the ALTROPANE imaging agent uptake in patients with PD is the basis for the use of the ALTROPANE imaging agent as a diagnostic test for early Parkinsonian Syndrome (including PD).

The route of administration of the ALTROPANE molecule is by intravenous injection. By radioactively labeling ALTROPANE with ¹²³I, it can be used as a nuclear imaging agent that can be detected using a specialized nuclear medicine camera known as a Single Photon Emission Computed Tomography or SPECT, camera. SPECT cameras are widely available in both community and academic medical centers. The scanning procedure using ALTROPANE takes about 40 minutes to complete. Results of these tests are usually available the same day as the scanning procedure.

Parkinsonian Syndrome (PS)

Parkinsonian Syndrome is characterized by a presynaptic loss of dopamine-producing cells. The most prevalent form of PS is Parkinson’s Disease which is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. It is caused by a significant decrease in the number of dopamine producing cells in specific areas of the brain. Inadequate production of dopamine causes the PD symptoms of resting tremor, muscle retardation, and rigidity. PD afflicts about 250,000-500,000 Americans and about 4 million individuals in developed nations worldwide. The number of individuals having PD is expected to grow substantially as people continue to live longer and the overall population ages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. There is presently no objective test available in the United States to diagnose PD.

Clinical Trial Program

We have completed the clinical development program which demonstrates, on a statistically significant basis, ALTROPANE’s ability to successfully diagnose whether an individual has a PS. As a diagnostic imaging agent, ALTROPANE is subject to the same regulatory requirements as a new therapeutic drug. These requirements include:

•	Phase I clinical trials—The purpose of Phase I clinical trials is to determine whether a drug is safe in clinical studies involving healthy patients. We completed our 39 patient Phase I trial in 1998.

•	Phase II clinical trials—The purpose of Phase II clinical trials is to gather additional information about short-term safety of a particular drug, but mainly to determine the effectiveness of the drug. We completed our 37 patient Phase II trial in February 1999. The results of this trial indicated that patients with early or mild PD were reliably and easily differentiated from normal patients based on the ALTROPANE imaging agent scan results. The differentiation of PD patients from normal patients was demonstrated by the distinct differences in binding potential. The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.90). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients.

•	Phase III clinical trials—The purpose of Phase III clinical trials is to determine the safety, efficacy, and appropriate dosage for a particular new drug. The Phase III study was designed to confirm the ALTROPANE imaging agent’s ability to differentiate PS movement disorders (including PD) from other non PS movement disorders and to assess the efficacy of the ALTROPANE imaging agent-SPECT scanning in a sample population representative of those individuals that consult with neurologists or internists for undiagnosed movement disorders. Both of the trial’s primary endpoints were met on a statistically significant basis. The study enrolled 100 subjects having the clinical diagnosis of Parkinsonian Syndrome, and 65 patients having non-Parkinsonian Syndrome movement disorders. The clinical diagnosis of patients in the trial was made by expert neurologists specializing in movement disorders. The ALTROPANE imaging agent-SPECT scans were performed on each subject and were reviewed by an independent three-member panel of nuclear medicine physicians specializing in neuroimaging who had no knowledge of the clinical diagnosis. The ALTROPANE imaging agent scans were read and categorized as being consistent with either PS or non-PS, and were then compared to the expert clinical diagnosis. There were no ALTROPANE imaging agent-related serious adverse events reported in the study.

Post Trial Activities and NDA preparation

Since the completion of our clinical trial program, we have been addressing certain manufacturing and regulatory matters as further described below. We have also been compiling all of the clinical and regulatory information that will be included in our New Drug Application, or NDA, with the Food and Drug Administration, or FDA.

FDA regulations require that we establish a manufacturing source for the commercial supply of ALTROPANE under the Good Manufacturing Practice, or GMP, regulations established by the FDA. In August 2000, we signed an agreement with MDS Nordion, Inc., or MDS Nordion, of Ottawa, Canada to supply ALTROPANE under the GMP standards. MDS Nordion is a well-recognized manufacturer of 123I and specializes in the production of radioactive isotopes and in radioactively labeling imaging agents. MDS Nordion completed the GMP commercial manufacturing scale-up process for the ALTROPANE imaging agent in September 2001. According to the terms of the Development and Supply Contract, MDS Nordion will compile and prepare the regulatory information for the Chemistry Manufacturing and Controls, or CMC, section of our NDA for PD. MDS Nordion will also supply the GMP ALTROPANE imaging agent for the Company’s ADHD and other clinical trials, as well as manufacture and distribute the ALTROPANE imaging agent following commercial launch, when and if the NDA filing is approved by the FDA.

Since Nordion was not the supplier of the ALTROPANE imaging agent for our clinical trials, we were required to complete certain tests to document the chemical and biologic equivalence of the commercial supply of the ALTROPANE imaging agent to that used in the clinical trials of the drug. The results of these equivalency studies revealed no detectable differences in chemical or biologic properties between the two sources of material.

During the post-trial period, we have initiated efforts to determine our sales, marketing and distribution strategy for the ALTROPANE imaging agent so that we are adequately prepared to launch the product when and if marketing approval is received from the FDA. Such efforts have included the commissioning of an independent market analysis which generally confirmed our internal assessment of the potential market for a PS diagnostic, including expected demand, estimated pricing, and other factors such as insurance reimbursement. In addition, we have held discussions with a number of potential partners and collaborators regarding the sales, marketing and distribution of the ALTROPANE imaging agent. To date, we have not finalized our sales, marketing and distribution strategy. However, we believe we can successfully launch the product within six months of receiving marketing approval from the FDA.

During the past year, we have had a number of communications with the FDA regarding our NDA, including two teleconferences. The purpose of these communications and conferences has been to identify and resolve any questions or issues that the FDA wants addressed in connection with the filing of our NDA. In connection with these discussions, the FDA requested that several studies be conducted prior to NDA submission. The FDA asked us to perform studies to show that the product manufactured for clinical trials is the same biologically and chemically as the product to be manufactured for sale after NDA approval. The FDA also asked that we conduct a long term, repeat-dose toxicology study in non-rodents; a study to determine the local irritation of the drug in rabbits; and a study to show the effects of the drug on coagulation parameters. The FDA agreed to accept a literature review of the value and utility of other dopamine transporter ligands currently being used in medical research in the U.S. as a means of assessing the acceptability of our NDA for filing. The FDA also granted us waivers for a number of non-clinical and human studies, such as drug-drug interaction studies and pharmacokinetic studies in certain patient populations.

We expect to hold a pre-NDA meeting with the FDA in the second quarter of 2003 to discuss the acceptability of the NDA for filing. However, there can be no assurance that the FDA will agree that the clinical results obtained to date will be sufficient for the filing of an NDA or that the Company’s GMP manufacturing process meets FDA regulatory standards. The Company will be unable to commercially market the ALTROPANE imaging agent as a diagnostic imaging agent for PD until it receives approval from the FDA.

Attention Deficit Hyperactivity Disorder (ADHD)

Attention Deficit Hyperactivity Disorder, or ADHD, is the most commonly diagnosed behavioral disorder in children and is the fastest growing psychiatric disorder in adults. ADHD is characterized by inattention, impulsivity, and hyperactivity. Since 1990, the total number of American children diagnosed with ADHD has risen from 900,000 to over 5.5 million, and the use of stimulant medication such as RITALIN® (methylphenidate) has increased 700% in the same period. It is estimated that four to 12 percent of school-aged children are affected by this disorder. ADHD often continues to manifest itself throughout a patient’s adolescence and into adulthood. It is estimated that 40 to 80 percent of children with ADHD still meet the diagnostic criteria in adolescence and young adulthood.

It is estimated that two to four percent of adults are affected by ADHD. Adults with ADHD tend to have fewer problems with hyperactivity, but more problems with inattention and distractibility. Many patients with ADHD often express other psychiatric disorders as well, such as depression, anxiety, obsessive compulsive disorder, and alcohol and substance abuse.

ADHD is a chronic disorder, therefore it is important for a physician to establish a continuing plan of monitoring, evaluating, and optimizing treatment plans. ADHD is typically treated with stimulant medications. It should be noted, however, that there is controversy over the long-term use of these stimulant medications, particularly in children. Although most patients with ADHD respond to medications, there are still between 15 percent to 30 percent who do not respond or suffer from intolerable side effects.

Diagnosing ADHD

ADHD is currently diagnosed according to a set of behavioral criteria defined in the Diagnostic and Statistical Manual, or DSM, used by psychiatrists. This manual provides clinicians with the currently accepted list of diagnostic criteria to use in diagnosing the vast majority of mental disorders. A comprehensive evaluation is necessary to establish a diagnosis, rule out other causes and determine the presence or absence of co-morbid conditions. Such evaluation should include a clinical assessment of the individual’s academic, social and emotional functional and developmental capabilities. Because everyone shows signs of these behaviors at one time or another, the guidelines for determining whether a person has ADHD are very specific. Patients with ADHD exhibit three broad behavioral symptoms that may be indicative of the disease. These include inattentiveness, hyperactivity, and impulsiveness. In children and teenagers, the symptoms must be more frequent or more severe than in other children the same age. In adults, the symptoms must impair a patient’s ability to function normally in daily life. In addition, the behaviors must create significant difficulty in at least two areas of a patient’s life, such as at home, in social settings, at school, or at work. Finally, symptoms must be present for at least six concurrent months.

While these criteria provide a structural framework for diagnosing ADHD, it has not been possible to validate these criteria against an objective biological standard since such a standard has never been established and does not currently exist. Consequently, the DSM criteria have generated widespread concern and, in the view of many critics, often are misapplied and misinterpreted. The lack of a clear-cut, demonstrated biological basis for ADHD has led to a great deal of confusion concerning the diagnosis of ADHD and has even provoked skepticism regarding its existence. It is interesting to note, for example, that 40 percent of adult patients who likely have ADHD would not meet the criteria set forth in the DSM-IV manual because it states that symptoms must have been evident before the age of seven. Because of such imprecise diagnostic methods, we believe it facilitates both the over- and under- diagnosis of ADHD. As such, the introduction of an objective test to assist in the definitive diagnosis of ADHD would help avoid the unnecessary treatment of patients who simply have behavioral problems unrelated to ADHD. At the same time, it would identify those patients who have not received treatment for the condition because of inadequate diagnostic methods.

Researchers have recently postulated, but have not been able to confirm, that ADHD may be linked to an abnormality in the DAT. A number of stimulant medications, including RITALIN® (methylphenidate) and other newer therapeutics, currently constitute the most prescribed treatment for the broadly described disorder labeled ADHD. Since there has not been an objective test to differentiate between biochemical abnormality and purely psychological behavior disorders, the increasing use of potentially addictive drugs among children has prompted vigorous public debate amongst educators, parents and the medical community. This concern has escalated in recent years as evidenced by widespread coverage in the media.

Clinical Trial Program

We initiated our development program utilizing the ALTROPANE imaging agent for the early diagnosis of ADHD in June 1999. Under a Physician’s Sponsored IND application, adult patients with ADHD underwent brain scanning using the ALTROPANE imaging agent, and were found to have a significantly abnormal elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The excessive number of dopamine transporters found in the midbrain in these ADHD subjects suggests that this may be the underlying detectable biochemical abnormality in at least a certain segment of individuals presenting with symptoms of ADHD. The results of the study were subsequently published in the British medical journal The Lancet.

We completed our initial Phase II clinical trial in September 2000. The trial, comprising 40 adult patients, was designed to expand the database on normal individuals and to elaborate on the findings obtained in our Physician’s Sponsored trial. In March 2001, we announced that the ALTROPANE imaging agent had succeeded in identifying adults with long-standing expertly-diagnosed ADHD in the Phase II study. Adults (age 20-40) diagnosed by clinical experts as having ADHD had highly statistically-significant elevations in the number of their brain dopamine transporters (p<0.001) compared to normal (non-ADHD) individuals of the same age group.

The 40 subject study was carried out at four academic medical institutions in the U.S., and the data analysis was performed at the Massachusetts General Hospital in Boston. The highly statistically-significant separation of ADHD from normal individuals based on the ALTROPANE imaging agent brain scan in this study confirmed the results of the pilot study.

Our second Phase II trial in adults using a simplified scanning procedure and algorithm adjustments is presently ongoing. If we obtain successful results in this trial, we will then proceed to a Phase III clinical trial.

Upon the successful completion of our clinical trials in adults, we hope to expand our clinical program into children. We have initiated discussions with two institutions of renowned excellence in the diagnosis and treatment of ADHD. Our initial plans are for a study that will enter children between ages 8-17 that have an expertly-determined psychiatric diagnosis of either ADHD or one of three anxiety syndromes. An ALTROPANE-SPECT scan will then be performed on each child and the indirect measure of DATs will be calculated by a nuclear medicine specialist without knowledge of the subject’s previously established clinical diagnosis. The results of the ADHD group will then be statistically compared to those of the anxiety group. The working hypothesis is that children with ADHD will have a statistically-significant difference in their calculated DATs compared to those with anxiety disorders.

Market Potential

ALTROPANE is the only dopamine transporter imaging agent currently available that is capable of effectively detecting abnormal levels (higher or lower than normal) of the DAT in the brain. Most neurologists believe that a clinical history and a physical diagnosis are adequate for diagnosing most patients with PS. However, they also admit that approximately 25 percent of these patients present with symptoms and/or a clinical history that are inconclusive. As such, they would clearly benefit from a diagnostic test that would provide them with additional clinical information that is highly specific to these conditions to help them make a definite diagnosis when clinical symptoms and the history are inconclusive. Clearly, early definitive diagnosis of patients with PS will lead to more effective treatment and a higher quality of life for these patients.

We believe that the total market prospects for the ALTROPANE imaging agent in both PS and ADHD are substantial. It is estimated that approximately 132,000 individuals per year present to their physician with new, undiagnosed movement disorders, and are therefore candidates for the ALTROPANE imaging agent scan to diagnose or rule-out early PS. In the far larger ADHD market, a conservatively estimated 1.5 million adults between the ages of 20 to 40 are tentatively diagnosed with ADHD. The most significant single market is, of course, the 3 million children who are categorized as having ADHD. The annual incidence (new cases) of behavioral disorders consistant with ADHD in both adults and children is approximately 1.3 million. We believe that an effective diagnostic for ADHD will provide a much-needed objective basis for therapeutic intervention with drugs such as RITALIN® (methylphenidate) and newer therapeutics. Including its use for both PD and ADHD indications, we believe that the ALTROPANE imaging agent has the potential, if approved, to become one of the largest selling radiopharmaceuticals ever developed. Our preliminary projections point toward a combined potential of 300,000 to 500,000 scans per year, five years post-introduction.

Principal Preclinical Development Programs

1.    Inosine and Axogenesis Factor 1 (AF-1)

Scientific Background

It has been widely believed that human beings are incapable of regenerating damaged or destroyed nerves in their central nervous system. Thus, severe injuries to the spinal cord and brain generally result in permanent disability. In a limited way, other accessory nerve pathways can compensate for those that have been destroyed, resulting in limited recovery with rehabilitation, particularly after stroke. In contrast, peripheral nerves, such as those innervating the limbs, can regenerate, although extremely slowly, resulting in the potential for substantial functional recovery with time. The question as to why peripheral nerves, but not CNS nerves, can regenerate has been one of the central questions in neurobiology. Much research effort has been devoted to identifying the factors that could explain the differences in regenerative potential between the peripheral and CNS nerves.

Inosine and AF-1 are nerve growth factors which specifically promote axon outgrowth in CNS cells. We acquired the rights to Inosine and AF-1 from Children’s Hospital in 1998 and 1995, respectively. Since axons form the connections between cells of the CNS (brain and spinal cord), we believe that Inosine and AF-1 could provide a means to regenerate those connections following CNS damage suffered in stroke or spinal cord injury. Inosine is currently our lead candidate. AF-1 is presently in early stage pre-clinical development.

Proposed Mechanism of Action

Inosine is a purine that is a naturally occurring product of the hydrolysis of adenosine, a purine nucleoside. Inosine is released in small quantities in the nervous system after injury. After a stroke, increased levels of inosine are found in the brain along with a host of other trophic factors from the brain tissue surrounding the stroke. These trophic factors are believed to contribute to limited reorganization of the CNS cells after stroke. This reorganization helps to explain how damaged areas of the brain can undergo axonal sprouting and the structural remodeling that is responsible for new axonal connections.

Inosine acts as a direct agonist of a novel enzyme, N-kinase, which is thought to be the master switch for axon regeneration. Based upon research over the past decade or more, it has become apparent that the key to axonal regeneration is overcoming the inhibitory factors that are activated or naturally present when axons are injured or severed. Some of these inhibitory factors include inhibitory proteins found in the myelin sheaths surrounding the axons themselves. The purpose of the myelin sheaths is to speed nerve conduction along the length of an axon.

An examination of the damage caused by stroke and the limitations of existing forms of treatment provides a good example of why we believe that Inosine may provide a therapeutic benefit to stroke patients. In simple terms, ischemic stroke is essentially caused by an acute blockage of a blood vessel to a specific area of the brain. Depending on the extent of the territory vascularized by this vessel, clinical consequences range from minor debility to death. As far as we are aware, all current therapies, both approved or in development, are focused on minimizing the damage to the affected territory of the brain, either by reversing the blockage (by clot dissolution) or protecting brain cells from the ischemic injury (cytoprotective agents). However, once the damage is complete, there is little or no functional recovery, since there is little or no nerve regeneration in the CNS that could compensate for the irreversible loss of the nerve cells and their connections. Up to now, the inability to provide regeneration therapy for stroke has been simply due to the absence of any effective compounds having the necessary in vivo regenerative activity. Based on experimental results in animals, we believe that Inosine appears to be the most effective compound ever identified in regenerating nerve connections in the CNS. Inosine can be administered directly into the cerebrolspinal fluid which bathes the brain, thereby exposing the relevant brain tissue to therapeutic amounts of Inosine while potentially minimizing systemic toxicity. Inosine can potentially be administered via a widely-used delivery system for several months if necessary, in order to promote the optimal amount of regeneration. Inosine appears to be effective even when given after the damage has been done and the stroke is complete. This is in sharp contrast to other potential agents for stroke therapy now in development which must be given almost immediately after the stroke.

Pre-clinical Development to Date

Experiments and animal tests conducted by our principal collaborating scientist, Dr. Larry Benowitz, and his colleagues at Children’s Hospital in Boston have reported some of the most significant accomplishments in the field of nerve regeneration published to date. We believe that these results demonstrate that we are in the forefront in the search for potentially important regenerative agents for stroke and spinal cord injury. A summary of these milestones is set forth below:

•	Inosine stimulated axon collateral growth in an animal model that has many features in common with spinal cord injury in humans. Almost all of the treated animals showed signs of extensive collateral sprouting of axons from the uninjured to the injured side of the corticospinal tract reaching below the level of the hemi-transection. The number of collateral (new) axons ranged up to 2,500 per treated animal, compared to 28-170 axons seen in control animals.

•	Our collaborating scientists developed a methodology to stimulate regeneration of the optic nerve to a degree far greater than had previously been documented in scientific literature. The results of these studies were published in The Journal of Neuroscience, one of the leading peer-reviewed neuroscience journals. The authors describe how retinal ganglion cells that give rise to the optic nerve could be stimulated to regenerate optic nerve fibers following an experimental crush injury to the optic nerve. Not only was the amount of regeneration far greater than has ever been reported previously elsewhere, but the regenerated fibers were observed to pass through the crush injury and extend for several millimeters distally along the degenerated optic nerve tract towards the brain.

•	Our collaborating scientists demonstrated that Inosine treatment produced near total functional recovery in an experimental rat model of stroke. The improvement in limb function in the treated animals, as assessed in a number of behavioral tasks, was highly statistically significant. Treated animals recovered greater than 90% of their pre-stroke function. The untreated group continued to exhibit severe functional impairment, remaining effectively paralyzed.

•	We have completed a one-month toxicology study which indicated that Inosine does not cause random, non-regulated axon growth in normal rats. This is important because such growth could potentially cause bizarre changes in behavior, personality or other functions.

Regulatory and Clinical Development Strategy

We are presently compiling the pre-clinical data required to be included in an IND application for Inosine. These data will include the results of efficacy and toxicology studies in animals. We have initiated the design of the Phase I and II clinical trials, including the preparation of the trial protocol, and have held discussions with a number of potential clinical sites. We presently expect to file an IND in late 2003 and hope to initiate clinical studies shortly thereafter in patients who have suffered strokes. However, there can be no assurances that the FDA will accept our IND submission or will not request additional pre-clinical data before allowing us to initiate human clinical trials.

Market Opportunity

Although the full range of uses for these growth factors is still under development, our current research is centered on nerve regeneration in patients with stroke and spinal cord injuries.

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

2.    Troponin

Description

Troponin-I, or Troponin, is a naturally occuring protein found within human cartilage and other tissues, such as skeletal muscle. As a tissue of the body, cartilage has few blood vessels and is a very infrequent site for tumor formation. Troponin was discovered to be present in cartilage by scientists at Children’s Hospital in Boston, and found to have extremely strong anti-angiogenic activity, both in vitro and in vivo. The scientific basis for our development of Troponin was published in the March 16, 1999, edition of the Proceedings of the National Academy of Sciences.

Scientific Background

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

Mechanism of Action

Troponin has been shown to inhibit the proliferative response of endothelial cells to tumor-related growth factors such as VEGF and FGF. Troponin’s anti-angiogenic effect is not dependent on the binding of Troponin to these growth factors, but rather is due to a “paralysis” of the cellular response. The exact mechanism by which this occurs is the subject of ongoing investigation.

Pre-Clinical Development to Date

To date, much of our effort has focused on the development of a reliable manufacturing process for Troponin. This work has largely been completed at our research and manufacturing facility, which was established in Baltimore, MD in 2001. The development of an economic, scale-up methodology for the production of complex proteins while still retaining the necessary biological activity has been a very difficult problem for the biotechnology industry. This has been especially true in the case of most anti-angiogenic agents. We believe that we have developed a proprietary method for the purification of complex bacterial-produced recombinant proteins, such as Troponin, that conserves the biological activity of the native protein.

We have completed an initial one-month toxicology tests for Troponin. Preliminary results revealed no significant toxicity in either species (primates and rats) during or after the one-month infusion period. These tests evaluated the toxic potential of recombinant human Troponin when administered as a continuous infusion for a one-month period in both rats and primates. These studies incorporated doses up to ten times the anticipated dose to be used in human clinical trials. Significantly, primates exhibited no demonstrable immune response. Preliminary evaluation revealed no adverse effects on any organs, and blood tests revealed no clinically significant abnormalities in hematologic or chemistry parameters.

We have also completed efficacy testing in animal models which indicate that Troponin, when administered by constant infusion in extremely low doses to mice, had dramatically suppressed growth of melanoma metastases in the lung. These results, though preliminary, strongly support our belief that Troponin has significant potential as a clinically effective anti-angiogenic product for the prevention of tumor metastases in high-risk cancer patients.

Once we have finalized all aspects of a scaled-up manufacturing process, we plan to carry out the pre-clinical studies that will be required to be included in an IND application. These data will include the results of longer term efficacy and toxicology studies in animals. We have initiated the design of the Phase I and II clinical trials, including the preparation of the trial protocol, and have held discussions with a number of potential clinical sites. We currently expect that our initial trial would be in patients with non-small cell lung cancer. However, there can be no assurances that the FDA will accept our IND submission or will not request additional pre-clinical data before allowing us to initiate human clinical trials.

Market Potential

Cancer is the second leading cause of death in the U.S., exceeded only by heart disease. In the U.S., 1 of every 4 deaths is from cancer. According to the American Cancer Society, American men have a 1 in 2 lifetime risk of developing cancer. American women have a 1 in 3 lifetime chance. The number of Americans suffering from cancer is expected to increase dramatically over the next few decades due to the overall aging of the population. Nearly 80% of all cancers are diagnosed at ages 55 and older.

According to a recent Merrill Lynch estimate, the market potential for cancer therapeutics exceeds $10 billion in the U.S. alone based solely on those patients who currently receive treatment for solid tumors. It has been estimated that there are approximately 800,000 new cases of solid tumors annually in the U.S. and more than 6 million cases in developed countries. In addition to cancer, the incidence of various forms of eye disease in which angiogenesis plays a role, most of which cause blindness, has been estimated at 500,000 annually in the U.S.

3.    Other Pre-clinical Programs

A.    Parkinson’s Disease Therapeutic

In September 2001, we acquired the licensing rights to a group of new therapeutic compounds developed by the same scientists who developed the ALTROPANE imaging agent. We believe that this group of compounds represents a novel and promising approach to the treatment of PD. Each product candidate in this group is a small tropane-based molecule that binds with extremely high selectivity to the DAT, thereby blocking the re-uptake of dopamine from nerve connections. This blockade results in an increase in local dopamine concentrations at the nerve junctions and thus compensates for the decreased dopamine production characteristic of PD. We believe that the strategy of DAT blockade represents a new approach to the treatment of PD.

The scientific basis for our development of this group of compounds was supported by a research paper, published in a September 2001 issue of the journal Science, entitled “Dendrodendritic inhibition through reversal of dopamine transport.” The ground-breaking research described in the paper strongly implicates the DAT as a major mediator of the brain damage that causes the symptoms of PD. While we initially assumed that our DAT blockers would be effective in reducing the symptoms of early PD, we did not have enough evidence to be able to assert that they might also fundamentally change the course of the underlying disease. We believe that we now have a concrete, scientific basis for the pursuit of such a claim.

The initial, early stage pre-clinical results have provided evidence that these compounds can improve the symptoms of experimental PD, and possibly reverse the movement abnormalities associated with PD. Further pre-clinical development, including additional animal studies will be required before we can determine which, if any, candidate(s) should advance into human clinical trials.

B.    FLUORATEC Imaging Agent

We have initiated the preclinical development of a “second generation” technetium-based compound for the diagnosis of PD. This compound differs from the ALTROPANE imaging agent in structure and in the advantageous substitution of technetium for iodine as the radioligand. Primate studies using the technetium compound have demonstrated that this compound is taken up by the normal striatum in sufficient quantity to provide an easily readable image. Primates with experimentally-induced PD had markedly decreased uptake of the compound. Radiation dosimetry, pharmacokinetic, and toxicology studies were all favorable. Based on these pre-clinical results, a Physician’s Sponsored IND was filed with the FDA and, subsequently, studies with the FLUORATEC imaging agent were performed in healthy volunteers. The image quality was comparable to that obtained with the ALTROPANE imaging agent. We believe that the ability to eventually follow the ALTROPANE imaging agent to market with a second-generation technetium product would give us a long-term competitive advantage.

Scientific Collaborators

A summary of the principal scientific, research and development professionals associated with the Company, and a composite of their professional background and affiliations is as follows:

Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School;

Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School;

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

Bertha K. Madras, Ph.D., Professor of Psychobiology, Department of Psychiatry, Harvard Medical School;

Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA; and

Marsha A. Moses, Ph.D., Associate Professor, Harvard Medical School and Children’s Hospital.

Research and Development

We rely on licensing from third parties, principally Harvard and its Affiliates, as our source for new technologies and product candidates and we maintain only limited internal research and development personnel and facilities. Research and development expenses for the years ended December 31, 2002, 2001 and 2000 were $6.9 million, $7.4 million and $8.6 million, respectively.

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

Our patent strategy is to pursue patent protection in the U.S. and in major developed countries for our technologies. At December 31, 2002, we owned or licensed 28 issued U.S. patents and had 45 pending patent applications in the U.S. to protect our proprietary methods and processes. We have also filed corresponding foreign patent applications for certain of these U.S. patent applications. As of December 31, 2002, our patent portfolio outside the U.S. comprised of 53 issued patents and over 98 pending patent applications. The issued U.S. patents relate to imaging the central nervous system, nerve regeneration, angiogenesis inhibition, and transcription factors and their therapeutic use. Our goal is to obtain broad patent protection for our technologies and their related medical indications. The patents on the ALTROPANE imaging agent expire beginning in February 2013, with the last issued U.S. patent expiring in October 2013. The Troponin composition and method patents expire in February 2016, and the issued U.S. patent on Inosine expires in September 2017.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research on the causes of, and possible treatments for diseases for which we are trying to develop products, including CNS disorders such as stroke, PD and ADHD, cancers and certain autoimmune diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to keep pace with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products, which could also enable them to bring products to market faster than us.

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

Obtaining FDA clearances is time-consuming and expensive. The steps required before our potential products may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an Investigational New Drug Application, or IND, which must become effective before U.S. human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a marketing authorization application(s) and (v) FDA approval of the application(s) prior to any commercial sale or shipment of the drug. There is no guarantee that such clearances will be granted for any of our potential products, or that the FDA review process will not involve delays that significantly and negatively affect our potential products. We also may encounter similar delays in foreign countries. In addition, even if we receive regulatory clearances, they may have significant limitations on the uses for which any approved products may be marketed. In addition, any marketed product and its manufacturer are subject to periodic review, and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals.

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

FDA regulations require that we establish a manufacturing source for the commercial supply of ALTROPANE under the Good Manufacturing Practice, or GMP, regulations established by the Agency. In August 2000, we signed an agreement with MDS Nordion, Inc., or MDS Nordion, of Ottawa, Canada to supply ALTROPANE under the GMP standards. MDS Nordion is a well-recognized manufacturer of 123I and specializes in the production of radioactive isotopes and in radioactively labeling imaging agents. MDS Nordion completed the GMP commercial manufacturing scale-up process for the ALTROPANE imaging agent in September 2001. According to the terms of the Development and Supply Contract, MDS Nordion will compile and prepare the regulatory information for the Chemistry Manufacturing and Controls, or CMC, section of our NDA for PD. MDS Nordion will also supply the GMP ALTROPANE imaging agent for the Company’s ADHD and other clinical trials, as well as manufacture and distribute the ALTROPANE imaging agent following commercial launch, when and if the NDA filing is approved by the FDA.

In May 2001, we entered into a lease agreement for certain laboratory space in Baltimore, Maryland. We acquired this space in connection with our hiring of a Senior Vice President of Protein Development to support our efforts to establish a consistent manufacturing process for Troponin. In May 2002, we increased the amount of space we are leasing in Baltimore to a total of approximately 3,300 square feet. To date, much of our effort has focused on the development of a reliable manufacturing process for Troponin. The development of an economic, scale-up methodology for the production of complex proteins while still retaining the necessary biological activity has been a very difficult problem for the biotechnology industry. This has been especially true in the case of most anti-angiogenic agents. We believe that we have developed a proprietary method for the purification of complex bacterial-produced recombinant proteins, such as Troponin, that conserves the biological activity of the native protein.

Marketing and Sales

We continue to evaluate opportunities for corporate alliances and partners to assist us in developing, commercializing and marketing our products. Our strategy is to enter into collaborative arrangements with pharmaceutical and other companies for the development, manufacturing, marketing and sales of our products, including internationally. These collaborators are generally expected to be responsible for funding or reimbursing all or a portion of the development costs, including the costs of clinical testing necessary to obtain regulatory approvals and for commercial manufacturing, in exchange for rights to market certain products in particular geographic territories.

Forward-Looking Statements

This Item and other Items in this report contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform act of 1995 or by the Securities and Exchange Commission in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities and results of operations based on our current expectations, such as statements regarding certain milestones with respect to the development of our technologies and product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. In particular, these forward-looking statements include statements relating to present or anticipated scientific progress, development or regulatory approval of potential products, the timing of filings with regulatory agencies or commencement of clinical trials, future revenues, capital expenditures, research and development expenditures, present and future collaborations, intellectual property, personnel and manufacturing requirements and capabilities. We caution investors that such forward-looking statements are not guarantees of future performance, and that known and unknown risks, uncertainties and other factors, including those risks factors identified below, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may cause actual results to differ materially from those forward-looking statements. In addition, we caution you that forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them, even if our experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

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

Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. The majority of biotechnology companies are development stage companies. As of December 31, 2002, we have incurred cumulative net losses of approximately $86 million since inception. We have never generated revenues from product sales. We do not currently expect to generate revenues from product sales for at least the next twelve months, and probably longer. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next eighteen months, and probably longer. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we develop, and obtain regulatory approval and market acceptance of, our product candidates.

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

We spend a significant amount for research and development, including pre-clinical studies and clinical trials of our technologies. We believe that the cash, cash equivalents, and investments available at December 31, 2002, combined with approximately $9.9 million in net proceeds raised in a private placement completed in March 2003, will provide sufficient working capital to meet our anticipated expenditures for more than the next twelve months. Thereafter, we may need to raise substantial additional capital if we are unable to generate sufficient revenue from product sales or through collaborative arrangements with third parties. To date, we have always experienced negative cash flows from operations and have funded our operations primarily from equity financings. If adequate funds are not readily available, we may need to significantly reduce or even cease one or more of our research or development programs. Alternatively, to secure such funds, we may be required to enter into financing arrangements with others that may require us to surrender rights to some or all of our technologies. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity financing, the terms of such financing will have the effect of diluting the holdings and the rights of our stockholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP OUR PRODUCT CANDIDATES INTO COMMERCIAL PRODUCTS.

To date, we have not marketed, distributed or sold any products and, with the exception of the ALTROPANE imaging agent, all of our technologies and early-stage product candidates are in pre-clinical development. The success of our business depends primarily upon our ability to successfully develop and commercialize our product candidates. Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which research and development efforts are initiated ultimately result in an approved product.

IF OUR PRECLINICAL TESTING AND CLINICAL TRIALS ARE NOT SUCCESSFUL, WE WILL NOT OBTAIN REGULATORY APPROVAL FOR COMMERCIAL SALE OF OUR PRODUCT CANDIDATES.

We will be required to demonstrate, through pre-clinical testing and clinical trials, that our drug candidates are safe and effective before we can obtain regulatory approval for the commercial sale of our drug candidates. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for drug candidates is high. Product candidates that appear promising in the early phases of development, such as in pre-clinical study or in early human clinical trials, may fail to demonstrate safety and efficacy in pivotal clinical trials.

Except for the ALTROPANE imaging agent, we have not yet submitted INDs for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for these other product candidates if we are unable to accumulate the necessary pre-clinical data for the filing of an IND. The FDA may request additional pre-clinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

Clinical trials require sufficient patient enrollment which is a function of many factors, including the size of the potential patient population, the nature of the protocol, the availability of existing treatments for the indicated disease and the eligibility criteria for enrolling in the clinical trial. Delays or difficulties in completing patient enrollment can result in increased costs and longer development times.

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend those trials, or delay the analysis of data from our completed or ongoing clinical trials. Any of the following could delay the initiation or the completion of our ongoing and planned clinical trials:

•	ongoing discussions with the FDA or comparable foreign authorities regarding the scope or design of our clinical trials;

•	delays in enrolling patients and volunteers into clinical trials;

•	lower than anticipated retention rate of patients and volunteers in clinical trials;

•	negative results of clinical trials;

•	insufficient supply or deficient quality of drug candidate materials or other materials necessary for the conduct of our clinical trials; or

•	serious and unexpected drug-related side-effects experienced by participants in our clinical trials.

OUR PRODUCT CANDIDATES ARE SUBJECT TO RIGOROUS REGULATORY REVIEW AND, EVEN IF APPROVED, REMAIN SUBJECT TO EXTENSIVE REGULATION.

Our technologies must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. Our research and development activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The clinical trial and regulatory approval process usually requires many years and substantial cost. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing.

The FDA regulates pharmaceutical products in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices, or GLP, and Good Manufacturing Practices, or GMP. Our compliance with these standards are subject to initial certification by independent inspectors and continuing audits thereafter. Obtaining FDA approval to sell our product candidates is time-consuming and expensive. The FDA usually takes at least 12 to 18 months to review a New Drug Application, or NDA, which must be submitted before the FDA will consider granting approval to sell a product. If the FDA requests additional information, it may take even longer for them to make a decision especially if the additional information that they request requires us to complete additional studies. We may encounter similar delays in foreign countries. After reviewing any NDA we submit, the FDA or its foreign equivalents may decide not to approve our products.

Other risks associated with the regulatory approval process include:

•	Regulatory clearances may impose significant limitations on the uses for which any approved products may be marketed;

•	Any marketed product and its manufacturer are subject to periodic reviews and audits, and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals; and

•	Changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretation over which we have no control, and we may possess inadequate experience to asses their full impact upon our business.

IF WE ARE UNABLE TO SECURE ADEQUATE PATENT PROTECTION FOR OUR TECHNOLOGIES, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AS A BIOTECHNOLOGY COMPANY.

At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in our primary scientific areas of research and development including CNS disorders, cancer, and certain autoimmune diseases. Such competitors will seek patent protection for their technologies, and such patent applications or rights might conflict with the patent protection that we are seeking for our technologies. If we do not obtain patent protection for our technologies, or if others obtain patent rights that block our ability to develop and market our technologies, our business prospects may be significantly and negatively affected. Further, even if patents can be obtained, these patents may not provide us with any competitive advantage if our competitors have stronger patent positions or if their product candidates work better in clinical trials than our product candidates.

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

•	Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office (The “USPTO”) requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe on our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interference or litigation proceeding;

•	Our patents may infringe on the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and propriety know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.

WE ARE DEPENDENT ON EXPERT ADVISORS AND OUR COLLABORATIONS WITH RESEARCH AND DEVELOPMENT SERVICE PROVIDERS.

Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, until recently, when we initiated limited internal research capability, we have always outsourced all of our research and development, pre-clinical and clinical activities. As a result, we are dependent upon our network of expert advisors and our collaborations with other research and development service providers for the development of our technologies and product candidates. These expert advisors are not our employees but provide us with important information and knowledge that may enhance our product development strategies and plans. Our collaborations with other research and development service providers are important for the testing and evaluation of our technologies, in both the pre-clinical and clinical stages.

Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its affiliates. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:

•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School.

•	Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School.

•	Robert S. Langer, Sc.D., Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Bertha K. Madras, Ph.D., Professor of Psychobiology, Department of Psychiatry, Harvard Medical School.

•	Marsha A. Moses, Ph.D., Associate Professor, Harvard Medical School and Children’s Hospital.

Dr. Benowitz, Dr. Fischman, Dr. Langer, Dr. Madras and Dr. Moses provide scientific consultative services to the Company under agreements renewed annually by mutual agreement of the parties, which generally provide for total payments of less than $250,000 per year. Dr. Benowitz provides scientific consultative services primarily related to the research and development of Inosine and AF-1. Dr. Langer and Dr. Moses provide scientific consultative services primarily related to the research and development of Troponin. Dr. Madras and Dr. Fischman provide scientific consultative services primarily related to the research and development of the ALTROPANE imaging agent.

The Company does not have a formal agreement with Dr. Meltzer individually but does enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.

Many of our institutional collaborations are also with Harvard and its affiliates. Those institutions with which we have collaborative relationships include:

•	Children’s Hospital in Boston where certain of our collaborating scientists perform their research efforts;

•	Organix in Woburn, Massachusetts which manufactures our compounds for the treatment of PD and provides non-radioactive ALTROPANE for FDA mandated studies;

•	Harvard Medical School where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the ALTROPANE imaging agent;

•	Chemic Laboratories in Canton, Massachusetts which provides ALTROPANE raw material and performs certain analytic services for our pre-clinical programs;

•	Provident Preclinical, Inc. in Doylestown, Pennsylvania which completes pre-clinical toxicology studies for us; and

•	Charles River Laboratories in Worcester, Massachusetts which completes pre-clinical toxicology and efficacy studies for us.

We generally have a number of collaborations with research and development service providers ongoing at any point in time. These agreements generally cover a specific project or study, are usually for a duration between one month to one year, and expire upon completion of the project. Under these agreements, we are usually required to make an initial payment upon execution of the agreement with the remaining payments based upon the completion of certain specified milestones such as completion of a study or delivery of a report.

We cannot control the amount and timing of resources our advisors and collaborators devote to our programs or technologies. Our advisors and collaborators may have employment commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. If any of our advisors or collaborators were to breach or terminate their agreement with us or otherwise fail to conduct their activities successfully and in a timely manner, the pre-clinical or clinical development or commercialization of our technologies and product candidates or our research programs could be delayed or terminated. Any such delay or termination could have a material adverse effect on our business, financial condition or results of operations.

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

Our advisors and collaborators sign agreements that provide for confidentiality of our proprietary information. Nonetheless, they may not maintain the confidentiality of our technology and other confidential information in connection with every advisory or collaboration arrangement, and any unauthorized dissemination of our confidential information could have a material adverse effect on our business, financial condition or results of operations.

IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH HARVARD AND ITS AFFILIATES, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM, AND MOST OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES WERE PERFORMED BY, HARVARD AND ITS AFFILIATES.

Historically, we have been heavily dependent on our relationship with Harvard and its affiliates because substantially all of our technologies were licensed from, and most of our research and development activities were performed by, Harvard and its affiliates. Now that a portion of our early-stage research at Harvard and its affiliates has yielded an identified product in each area of research, we have begun and expect to continue to conduct much of our later stage development work and all of our formal pre-clinical and clinical programs outside of Harvard and its affiliates. Nevertheless, the originating scientists still play important advisory roles. Each of our collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with Harvard and its affiliates.

Under the terms of our license agreements with Harvard and its affiliates, we acquire the exclusive, worldwide license to make, use, and sell the technology covered by each respective license agreement. Among other things, the technologies licensed under these agreements include: a) Troponin I compositions and methods of medical use b) ALTROPANE imaging agent compositions and methods of use; and c) Inosine compositions and methods of use. Generally, each license agreement is effective until the patent relating to the technology expire. The patents on the ALTROPANE imaging agent expire beginning in February 2013, with the last issued U.S. patent expiring in October 2013. The Troponin composition and method patents expire in February 2016, and the issued U.S. patent on Inosine expires in September 2017. We are required to make certain licensing and related payments to Harvard which generally include:

•	An initial licensing fee payment upon the execution of the agreement.

•	Reimbursement payments for all patents related costs incurred by Harvard.

•	Milestone payments as the licensed technology progresses through each stage of development (filing of IND, completion of one or more clinical stages and submission and approval of an NDA).

•	Royalty payments on the sales of any products based on the licensed technology.

In aggregate, the Company has paid Harvard and its affiliates approximately $500,000 in initial licensing fees and reimbursed 100% of patent costs. In addition, the Company has paid an aggregate of approximately $200,000 in milestone payments. Under the terms of the Company’s licensing agreements with Harvard, the Company may become obligated to pay up to an aggregate of $5.8 million in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

We have entered into a small number of sponsored research agreements with Harvard and its affiliates. Under these agreements, we provide funding so that the sponsoring scientist can continue their research efforts. These payments are generally made in equal quarterly installments over the term of agreement which is usually for one year.

Universities and other not-for-profit research institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. While this increased awareness will not impact our rights to previously licensed technologies, it may make it more costly and difficult for us to obtain the licensing rights to new scientific discoveries at Harvard and its affiliates.

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.

Our success depends significantly upon our ability to attract and retain highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. The loss of the service of any of the key members of our senior management team may significantly delay or prevent the achievement of product development and other business objectives. As an example, Dr. Marc E. Lanser, our Chief Scientific Officer, was formerly on the staff of, and maintains close affiliations with Harvard Medical School and its affiliates. Substantially all of our technologies were licensed from Harvard and its affiliates. Our past ability to secure these licenses and to enter into sponsored research and development agreements with Harvard was enhanced by Dr. Lanser’s affiliations and familiarity with the Harvard Medical School and its affiliates. Other key members of our senior management team include David Hillson, our Chairman, Dr. Robert Rosenthal, our President and Chief Executive Officer, Joseph Hernon, our Chief Financial Officer, Jeanne Marie Varga, our Senior Vice President, Regulatory Affairs, Dr. Richard Thorn, our Senior Vice President of Manufacturing, and Dr. Irene Gonzalez, our Senior Vice President of Protein Development. None of these key executives, other than Mr. Hillson and Dr. Rosenthal, has agreed not to compete with us following any termination of their employment. We do not presently carry key person life insurance on any of our scientific or management personnel.

We currently outsource most of our research and development, pre-clinical and clinical activities. If we decide to increase our internal research and development capabilities for any of our technologies, we may need to hire additional key management and scientific personnel to assist the limited number of employees that we currently employ. There is significant competition for such personnel from other companies, research and academic institutions, government entities and other organizations. If we fail to attract such personnel, it could have a significant negative effect on our ability to develop our technologies.

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

To date, our operations have primarily focused on the pre-clinical development of most of our technologies, as well as conducting clinical trials for certain of our technologies. During the next eighteen months, we currently expect that the continued development of our technologies will result in the initiation of additional clinical trials, and the market introduction of any product for which regulatory approval is obtained. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. There is no certainty that:

•	We will be able to enter into such collaborations on economically feasible and otherwise acceptable terms and conditions;

•	That such collaborations will not require us to undertake substantial additional obligations or require us to devote additional resources beyond those we have identified at present;

•	That any of our collaborators will not breach or terminate their agreement with us or otherwise fail to conduct their activities on time, thereby delaying the development or commercialization of the technology for which the parties are collaborating; and

•	The parties will not dispute the ownership rights to any technologies developed under such collaborations.

IF WE ARE NOT ABLE TO ESTABLISH OR MAINTAIN THE NECESSARY COLLABORATIVE ARRANGEMENTS, WE WILL NEED MORE MONEY TO RESEARCH AND DEVELOP TECHNOLOGIES ON OUR OWN AND WE MAY ENCOUNTER DELAYS IN INTRODUCING OUR PRODUCTS.

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for diseases for which we are trying to develop therapeutic or diagnostic products, are developing rapidly and there is a potential for extensive technological innovation in relatively short periods of time. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology and pharmaceutical industries as well as our ability to successfully compete include:

•	Many of our potential competitors have significantly greater experience than we do in completing pre-clinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products.

•	Many of our potential competitors are in a stronger financial position than us, and are thus better able to finance the significant cost of developing new products.

•	Companies with established positions and prior experience in the pharmaceutical industry may be better able to develop and market products for the treatment of those diseases for which we are trying to develop products.

Many of the largest biotechnology and pharmaceutical companies in the world are trying to develop products in the same product markets as us. There are presently more than sixty companies developing cancer products using an anti-angiogenic or similar approach, and there are hundreds of other companies utilizing different approaches in developing cancer products. To our knowledge, there is only one company, Nycomed Amersham, that has successfully developed a diagnostic for Parkinson’s Disease which is the medical purpose for which our most advanced product candidate, the ALTROPANE imaging agent, is being developed. To date, Nycomed has obtained marketing approval only in Europe, and to the best of our knowledge, is not presently seeking approval in the United States. However, Nycomed has significantly greater financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. The established market presence, and greater financial strength, of Nycomed in the European market will make it difficult for us to successfully market the ALTROPANE imaging agent in Europe.

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

Substantially all biotechnology products are distributed to patients by physicians and hospitals, and in most cases, such patients rely on insurance coverage and reimbursement to pay for some or all of the cost of the product. In recent years, the continuing efforts of government and third party payers to contain or reduce health care costs have limited, and in certain cases prevented, physicians and patients from receiving insurance coverage and reimbursement for medical products, especially newer technologies. Our ability to generate adequate revenues and operating profits could be adversely affected if such limitations or restrictions are placed on the sale of our products. Specific risks associated with medical insurance coverage and reimbursement include:

•	Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payers are increasingly challenging the prices charged for medical products and services;

•	Adequate insurance coverage may not be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our development costs. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected;

•	Health maintenance organizations and other managed care companies may seek to negotiate substantial volume discounts for the sale of our products to their members thereby reducing our profit margins;

•	In recent years, bills proposing comprehensive health care reform have been introduced in Congress that would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. It is uncertain if any legislative proposals will be adopted and how federal, state or private payers for health care goods and services will respond to any health care reforms.

WE HAVE LIMITED MANUFACTURING CAPACITY AND MARKETING EXPERIENCE AND EXPECT TO BE HEAVILY DEPENDENT UPON THIRD PARTIES TO MANUFACTURE AND MARKET APPROVED PRODUCTS.

We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our technologies and currently have no plans to obtain additional facilities. To date, we have obtained the limited amount of quantities required for pre-clinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of Troponin, which we presently plan to produce in our facility in Baltimore, Maryland.

We will depend upon third parties to produce and deliver products in accordance with all FDA and other governmental regulations. We may not be able to contract with manufacturers who can fulfill our requirements for quality, quantity and timeliness, or be able to find substitute manufacturers, if necessary. The failure by any third party to perform their obligations in a timely fashion and in accordance with the applicable regulations may delay clinical trials, the commercialization of products, and the ability to supply product for sale.

With respect to our most advanced product candidate, the ALTROPANE imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2003, we paid Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE imaging agent. We also paid Nordion approximately $900,000 to establish a GMP certified manufacturing process for the production of the ALTROPANE imaging agent. Finally, we have agreed to minimum monthly purchases of the ALTROPANE imaging agent of at least $20,000 through December 31, 2003. The agreement provides for MDS Nordion to manufacture the ALTROPANE imaging agent for our future clinical trials and, if the drug is approved, for commercial supply. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for the ALTROPANE imaging agent in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a GMP manufacturing process for the ALTROPANE imaging agent.

We do not have any experience in marketing pharmaceutical products. In order to earn a profit on any future product, we will be required to either enter into arrangements with third parties with respect to marketing the products or internally develop such marketing capability. We may encounter difficulty in negotiating sales and marketing arrangements with third parties on favorable terms for us. Most of the companies who can provide such services are financially stronger and more experienced in selling pharmaceutical products than we are. As a result, they may be in a position to negotiate an arrangement that is more favorable to them. We could experience significant delays in marketing any of our products if we are required to internally develop a sales and marketing organization. We have no experience in performing such activities and could incur significant costs in developing such a capability.

WE HAVE CONVERTIBLE NOTES, OPTIONS AND WARRANTS OUTSTANDING WHICH, WHEN EXERCISED OR CONVERTED, MAY CAUSE DILUTION TO OUR STOCKHOLDERS.

As of December 31, 2002, convertible notes, options and warrants to purchase approximately 13.0 million shares of our common stock were outstanding at exercise prices ranging from $0.27-$15.00 per share. As of December 31, 2002, we had approximately 48,000 common stock equivalents with exercise or conversion prices at $1.00 or below. The convertible notes include provisions whereby the conversion price of the notes is reduced if the Company issues common stock at a price less than the conversion price of the notes. In connection with the March 2003 private placement, the conversion price of approximately $4.1 million in outstanding convertible notes was reset from $2.00 per share to $1.00 per share. The effect of this reset was to increase the number of common stock equivalents into which the debt can convert by approximately 2.1 million shares. The Company is also obligated, to the Pictet Global Sector Fund-Biotech, to issue additional warrants in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. In accordance with this agreement, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share, based on the increase in common stock outstanding from June 25, 2001 through June 30, 2002. The remaining obligation of 76,890 additional warrants became issuable in June 2003 in connection with the March 2003 financing and will be exercisable at the market price of our common stock on the date of issuance. Any of the foregoing provisions could motivate the holders of these instruments, to sell our common stock short in the public market, which could negatively affect our stock price. The exercise or conversion of our common stock equivalents will dilute the percentage ownership interest of our current stockholders. In addition, the terms upon which we would be able to obtain additional money through the sale of our stock may be negatively affected by the existence of these common stock equivalents, because new investors may be concerned about the impact upon the future market price of the stock if these common stock equivalents were consistently exercised and the underlying stock sold.

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

WE ARE SUBJECT TO CHALLENGES RELATING TO CONTINUED COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS.

Our listing on the Nasdaq Markets is conditioned upon our compliance with the NASD’s continued listing requirements which have become more rigorous. The minimum standards for listing on the Nasdaq National Market is stockholders’ equity of $10 million or market capitalization of $50 million. The minimum standards for listing on the Nasdaq SmallCap market is stockholders’ equity of $2.5 million or market capitalization of $35 million. On January 16, 2003, we received a Nasdaq Staff Determination Letter indicating that we failed to comply with the new stockholders’ equity requirements for continued listing on the Nasdaq Markets and that our securities were, therefore, subject to delisting. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to appeal the Staff Determination and present its plan to secure compliance with the $2.5 million stockholders’ equity requirement for transfer to the Nasdaq SmallCap Market. Subsequent to the hearing, the Company completed a private placement of common stock which generated gross proceeds of $10 million. On March 25, 2003, the Company received a notification from Nasdaq approving its transfer to the Nasdaq SmallCap market. However, there can be no assurances that the Company will be able to maintain compliance with Nasdaq’s present listing standards, or that Nasdaq will not implement additional listing standards with which the Company is unable to comply. Failure to maintain compliance with Nasdaq listing requirements could result in the delisting of our shares from trading on the Nasdaq system, which could have a material adverse effect on the trading price, volume and marketability of our common shares.

WE HAVE CONVERTIBLE NOTES OUTSTANDING WHICH ARE SECURED BY OUR ASSETS AND THIS COULD ADVERSELY AFFECT THE TERMS ON WHICH FUTURE FINANCING CAN BE OBTAINED.

We have certain convertible notes outstanding (see page 47), the repayment of which is secured by a first priority security interest and continuing lien on substantially all of our property (which may however, under certain conditions, be released). The existence of this secured interest held by these noteholders could negatively impact our ability to favorably negotiate future financings because potential investors may not want to subordinate their rights to those held by the noteholders. We are a development stage entity with no current product or other sources of revenue other than raising capital through financings. If we are unable to secure future financing at such time as our existing financial resources are depleted, we may not be able to continue as a going concern.

THE FOLLOWING FACTORS, IN ADDITION TO OTHER RISK FACTORS DESCRIBED IN THIS SECTION, MAY HAVE A SIGNIFICANT IMPACT ON THE MARKET PRICE OF OUR COMMON STOCK:

•	Announcements of technological innovations or new commercial products by our competitors or us;

•	Announcements in the scientific and research community;

•	Developments concerning proprietary rights, including patents;

•	Delay or failure in initiating, conducting, completing or analyzing clinical trials or problems relating to the design, conduct or results of these trials;

•	Developments concerning our collaborations;

•	Publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	Conditions and publicity regarding the life sciences industry generally;

•	Regulatory developments in the U.S. and foreign countries;

•	Period-to-period fluctuations in our financial results;

•	Differences in actual financial results versus financial estimates by securities analysts and changes in those estimates; and

•	Litigation.

Securities class action litigation is often initiated against companies following periods of volatility in the market price of the companies’ securities. Engaging in securities litigation could result in substantial costs for us and divert management’s attention and resources, potentially resulting in serious harm to our business. If securities litigation against us is successful, we could incur significant costs or damages.

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Provisions of our shareholder rights plan, our amended and restated certificate of incorporation and our bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. These provisions may also make it more difficult for our stockholders to remove members of our board of directors or management. If a change of control is delayed or prevented the market price of our common stock could suffer.

Employees

As of December 31, 2002, the Company currently employed 12 individuals full-time, four of whom hold Ph.D. and/or M.D. degrees and another four of whom hold other advanced degrees. In addition, the Company has engaged the services of seven individuals as scientific collaborators to the Company on a contractual basis. None of the Company’s employees is covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Available Information

Our internet website is http://www.bostonlifesciences.com. We make available through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended. We have made these reports available through our website during the period covered by this report.

ITEM 2.    Properties.

The Company’s corporate office is located in Boston, Massachusetts. The lease on this 6,600 square foot facility expires in 2012. The lease contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company also leases 3,300 square feet of laboratory space located in Baltimore, Maryland that expires in May 2004 and can be renewed by the Company for an additional two-year period. The Company believes that its existing facilities are adequate for its present and anticipated purposes, except that additional facilities will be needed if the Company elects to expand its laboratory and/or manufacturing activities.

ITEM 3.    Legal Proceedings.

The Company is subject to legal proceedings in the normal course of business. We are not currently a party to any material legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders.

The Company did not submit any matter to the vote of its security holders during the fourth quarter of 2002.

ITEM 4A.    Executive Officers and Directors of the Registrant.

The following is a list of the executive officers of the Company and their principal positions with the Company. Except for Robert J. Rosenthal, Ph.D., who is employed pursuant to employment agreements, each individual officer serves at the pleasure of the Board of Directors.

Name	Age	Position
Robert J. Rosenthal, Ph.D.	46	Director, President and Chief Executive Officer
Marc E. Lanser, M.D.	54	Director, Executive Vice President and Chief Scientific Officer
Joseph P. Hernon, CPA	43	Executive Vice President, Chief Financial Officer and Secretary

Robert J. Rosenthal, Ph.D. Dr. Rosenthal has served as President, Chief Operating Officer and member of the Board since July 2002. In March 2003, Dr. Rosenthal was elected Chief Executive Officer. From January 2001 until June 2002, Dr. Rosenthal was President and Chief Executive Officer of Magellan Discovery Technologies, LLC and from March 1999 until December 2000 he was President of PerkinElmer’s Instrument Group. From August 1995 until March 1999 he held several positions with ThermoOptek Corporation including Chief Executive Officer and President. Dr. Rosenthal holds a B.S. in Chemistry from the University of Maryland, an M.S. in Chemistry from State University of New York (Buffalo) and a Ph.D. in Physical Chemistry from Emory University. He spent a year in Germany completing a post-doctoral fellowship and as a guest scientist of the Alexander von Humboldt Foundation. This was followed by an additional post-doctoral fellowship at UCLA. Dr. Rosenthal also holds an AEA Executive MBA from Stanford University.

Marc E. Lanser, M.D. Dr. Lanser has been Executive Vice President and Chief Scientific Officer and a member of the Board since June 1995. Prior to June 1995, Dr. Lanser held the same position with the Company from November 1994. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of the Company. Prior to assuming the position of President and Chief Executive Officer of the Company, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed an NIH funded research project in immunology and received an NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on The Nasdaq National Market under the symbol BLSI. The following table sets forth the high and low sale prices for the Company’s Common Stock by quarter for 2002 and 2001, as reported by Nasdaq. These prices reflect inter-dealer quotation, without retail mark-up, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2002
Quarter ended March 31, 2002	$3.71	$1.98
Quarter ended June 30, 2002	$2.44	$1.21
Quarter ended September 30, 2002	$1.61	$0.96
Quarter ended December 31, 2002	$1.73	$1.00
Year Ended December 31, 2001
Quarter ended March 31, 2001	$5.25	$3.00
Quarter ended June 30, 2001	$4.08	$2.50
Quarter ended September 30, 2001	$3.68	$1.55
Quarter ended December 31, 2001	$3.50	$1.65

On March 24, 2003, the closing sales price for the Common Stock was $0.95 per share. The number of stockholders of record of Common Stock on March 24, 2003 was approximately 6,300. The Company has not paid any dividends and does not expect to pay dividends in the foreseeable future.

Item 6.    Selected Financial Data.

The selected consolidated financial information presented below has been derived from the audited consolidated financial statements of the Company. This data is qualified in its entirety by reference to, and should be read in conjunction with, the Company’s Consolidated Financial Statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein.

	Year Ended December 31,
	1998	1999	2000	2001	2002
Statement of Operations Data
Revenues	$—	$200,000	$—	$—	$—
Operating expenses	7,682,406	14,556,251	11,453,458	10,585,618	10,302,008
Net loss	(6,897,024)	(13,964,484)	(10,654,264)	(10,252,587)	(10,993,142)
Preferred stock preferences	—	(5,366,054)	—	—	—
Net loss available to common shareholders	$(6,897,024)	$(19,330,538)	$(10,654,264)	$(10,252,587)	$(10,993,142)
Basic and diluted net loss available to common shareholders	$(0.52)	$(1.31)	$(0.55)	$(0.49)	$(0.50)
Weighted average number of shares outstanding	13,138,862	14,731,149	19,461,911	20,733,160	22,063,183

	December 31,
	1998	1999	2000	2001	2002
Balance Sheet Data
Total assets	$12,269,048	$16,072,212	$20,712,109	$11,426,419	$8,527,893
Working capital	6,744,226	13,746,718	18,811,739	9,095,717	5,558,691
Long-term debt	—	4,647,192	—	—	3,869,872
Convertible redeemable preferred stock	—	1,046,546	—	—	—
Stockholders’ equity	$10,534,849	$8,574,807	$19,050,816	$9,622,835	$2,822,853

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from the Company’s ongoing clinical trials, (ii) scientific data collected on the Company’s technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and commercial sale of any of the Company’s proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, and (vii) the outcome of any collaborations or alliances currently entered into by the Company or to be entered into by the Company in the future with pharmaceutical or other biotechnology companies.

General

Description of Company

The Company is a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers and autoimmune diseases. At December 31, 2002, the Company is considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No.7.

Product Development

ALTROPANE is an imaging agent for the diagnosis of Parkinsonian Syndrome, which we call PS, (including Parkinson’s Disease, which we call PD), and Attention Deficit Hyperactivity Disorder, which we call ADHD. We have completed a Phase III clinical trial for the diagnosis of PS and hope to file a NDA with the FDA in the first half of 2003. We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We presently expect to file an IND in late 2003 and hope to initiate Phase I and II clinical studies in patients who have suffered strokes shortly thereafter.

Troponin I, which we refer to as Troponin, is our anti-angiogenic agent. Our product development efforts are currently focused on the development of a sufficiently scaled-up manufacturing process. This has been a significant challenge throughout the biotech community for companies developing complex proteins like Troponin. Once we finalize our manufacturing process, we plan to complete the remaining pre-clinical studies identified by the FDA as required for the filing of an IND.

Earlier stage product candidates include FLUORATEC, a “second-generation” imaging agent for the diagnosis of PD and ADHD and compounds for the treatment of PD and other central nervous system disorders.

To date, we have not marketed, distributed or sold any products and, with the exception of the ALTROPANE imaging agent, all of our technologies and early-stage product candidates are in pre-clinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors, and delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs. However, we do not currently expect to generate revenues from product sales for at least the next twelve months.

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Any delays we encounter in completing our clinical trial programs may adversely impact our competitive position in the markets in which we compete. Such delays may also adversely affect our financial position and liquidity.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to investments and research contracts. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 1 to our consolidated financial statements in our Annual Report on Form 10-K.

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

Results of Operations

Year Ended December 31, 2002 and 2001

The Company’s net loss was $10,993,142 during the year ended December 31, 2002 as compared with $10,252,587 during the year ended December 31, 2001. Net loss per share totaled $0.50 per share during 2002 as compared with $0.49 per share during 2001. The higher net loss in 2002 was primarily due to lower interest income in 2002. The decrease in interest income was partially offset by lower research and development expenses in 2002.

Research and development expenses were $6,906,254 during the year ended December 31, 2002 as compared with $7,416,989 during the year ended December 31, 2001. The decrease in 2002 was primarily attributable to lower manufacturing development costs for Troponin of approximately $1,323,000. The decrease in these expenses was partially offset by higher pre-clinical costs for Inosine of approximately $491,000 and higher research and development wages resulting from increased headcount of approximately $257,000.

General and administrative expenses were $3,395,754 during the year ended December 31, 2002 as compared with $3,168,629 during the year ended December 31, 2001. The increase in 2002 was primarily due to higher professional service costs of approximately $565,000, including an increase in non-cash expenses of $125,000 primarily related to the issuance of warrants to consultants. The increase in these expenses was partially offset by the absence of approximately $196,000 in personnel recruitment costs that were incurred in the 2001 period when the Company hired a number of senior executives.

Other expenses were $896,741 during the year ended December 31, 2002 as compared with $683,880 during the year ended December 31, 2001. The increase in 2002 was due to non-cash charges related to agreements the Company entered into in 2002 and 2001 with significant securityholders to modify outstanding warrants. In November 2002, the Company agreed to extend the expiration date and lower the exercise price of certain warrants in return for the elimination of certain reset provisions with those warrants. The Company recorded a one-time charge of approximately $610,000 related to this transaction. During 2001, the Company lowered the exercise price of certain warrants held by a securityholder in return for daily trading restrictions on the number of shares of common stock that the securityholder could sell through May 2002, which resulted in a charge of $396,880. The other agreement, which resulted in a charge of approximately $287,000 in 2002 and 2001, delayed a reset of the exercise price of certain warrants held by the securityholder in return for the issuance of additional warrants. The non-cash charges recognized in each transaction were based upon a fair value calculation of the warrants modified or issued in each transaction as determined under the Black-Scholes pricing model.

Interest expense totaled $237,610 during the year ended December 31, 2002 as compared to zero during the during the year ended December 31, 2001. In July 2002, the Company issued $4 million of 10% convertible notes, and incurred $175,715 in interest on the 10% coupon, $46,539 in non-cash interest associated with the accretion of the discounted carrying value of the notes and approximately $15,000 in amortization of debt issuance costs.

Interest income was $443,217 during the year ended December 31, 2002 as compared with interest income of $1,016,911 during the year ended December 31, 2001. The decrease was primarily due to lower average cash, cash equivalents, and short-term investment balances during the 2002 period as compared to the 2001 period.

At December 31, 2002, the Company had net deferred tax assets of approximately $39.7 million for which a full valuation allowance has been established. As a result of its concentrated efforts on research and development, the Company has a history of incurring net operating losses and expects to incur additional net operating losses for the foreseeable future. Accordingly, management has concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, provided a full valuation allowance for these assets. In the event the Company achieves profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

Year Ended December 31, 2001 and 2000

The Company’s net loss was $10,252,587 during the year ended December 31, 2001 as compared with $10,654,264 during the year ended December 31, 2000. Net loss per share totaled $0.49 per share during 2001 as compared with $0.55 per share during 2000. The lower net loss in 2001 was primarily due to lower research and development expenses in 2001. The decrease in these expenditures were partially offset by higher general and administrative and other expenses in 2001.

Research and development expenses were $7,416,989 during the year ended December 31, 2001 as compared with $8,628,187 during the year ended December 31, 2000. The decrease in 2001 was primarily attributable to 2000 expenditures related to the Phase III clinical trial for the ALTROPANE imaging agent for the diagnosis of Parkinson’s Disease and the significantly lower initial Phase II clinical trial costs for the ALTROPANE imaging agent for the diagnosis of Attention Deficit Hyperactivity Disorder. The decrease in these expenditures were partially offset by higher product manufacturing costs in the 2001 period related to the establishment of a GMP manufacturing process for Troponin and higher pre-clinical manufacturing scale-up costs for Inosine.

General and administrative expenses were $3,168,629 during the year ended December 31, 2001 as compared with $2,825,271 during the year ended December 31, 2000. The increase in 2001 was primarily due to higher professional service costs including personnel recruitment costs.

Other expenses were $683,880 during the year ended December 31, 2001 as compared with zero during the year ended December 31, 2000. The increase in 2001 was due to non-cash charges related to agreements the Company entered into with two significant securityholders to modify outstanding warrants. One agreement, which resulted in a charge of $396,880, lowered the exercise price of certain warrants held by the securityholder in return for daily trading restrictions on the number of shares of common stock that the securityholder could sell through May 2002. The other agreement, which resulted in a charge of approximately $287,000 in 2001, delayed a reset of the exercise price of certain warrants held by the securityholder in return for the issuance of additional warrants. The non-cash charges recognized in each transaction were based upon a fair value calculation of the warrants modified or issued in each transaction as determined under the Black-Scholes pricing model. The Company recorded an additional non-cash charge of approximately $287,000 in 2002 associated with certain contingently issuable warrants related to the second agreement.

Interest income was $1,016,911 during the year ended December 31, 2001 as compared with interest income of $1,144,064 during the year ended December 31, 2000. Interest expense was zero in 2001 as compared to $344,870 in 2000. The Company issued $8 million of 8% convertible debentures in September 1999 that were converted into common stock in February and March 2000.

Liquidity and Capital Resources

Cash used in operating activities, primarily related to our net loss, totaled $9,367,353 in 2002 as compared to $9,037,116 in 2001. The increase in 2002 is primarily related to lower interest income in 2002. The decrease in interest income was partially offset by lower research and development expenses in 2002. Cash provided by investing activities totaled $3,131,441 in 2002 as compared to cash used in investing activities of $8,917,091 in 2001. The difference in investing activities principally reflects the purchase of short-term investments with the proceeds from the private placements, described below, completed by the Company in 2002, net of the sales of short-term investments which were subsequently used to fund operations. Cash flow from financing activities was $6,743,011 in 2002 as compared to zero in 2001. The difference in financing activities principally reflects the effect of the private placements, described below, completed by the Company in 2002.

As of December 31, 2002, the Company has incurred total net losses since inception of approximately $86 million. To date, the Company has dedicated most of its financial resources to the research and development of its product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, the Company has primarily satisfied its working capital requirements from the sale of the Company’s securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. Each private placement has included the issuance of warrants to purchase common stock. A summary of financings completed during the three years ended December 31, 2002 is as follows:

Date	Net Proceeds Raised	Securities Issued
July 2002	$3.9 million	Convertible debentures
March 2002	$2.8 million	Common stock
June 2000	$9.9 million	Common stock

In the future, the Company’s working capital and capital requirements will depend on numerous factors, including the progress of the Company’s research and development activities, the level of resources that the Company devotes to the developmental, clinical, and regulatory aspects of its technologies, and the extent to which the Company enters into collaborative relationships with pharmaceutical and biotechnology companies.

At December 31, 2002, the Company had available cash, cash equivalents, and investments of approximately $7.0 million and working capital of approximately $5.6 million. The Company believes that the cash, cash equivalents, and investments available at December 31, 2002, combined with approximately $9.9 million in net proceeds raised in a private placement of common stock completed in March 2003, will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

Following is information on the direct research and development costs incurred (all amounts in thousands) on the Company’s principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $8.2 million on a cumulative basis.

Program	Period (1)	Year to date	Cumulative
Diagnostic imaging	$521	$1,498	$15,249
Anti-angiogenesis	143	1,812	12,731
CNS regeneration	176	1,379	4,160
Auto-immune diseases	13	52	2,617
Other	50	234	797

(1)	three months ended December 31, 2002

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by the Company could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, the Company cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. As of December 31, 2002, the Company estimates that it will incur approximately $500,000 in additional direct research and development costs to complete the preparation and filing of the NDA for ALTROPANE for the diagnosis of PD. This estimate does not include research and development employee and related overhead costs. Actual costs and time to complete may differ significantly from the estimates.

The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2012 and contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company also leases laboratory space that expires in May 2004 and can be renewed by the Company for an additional two-year period. Approximate future minimum commitments under the above leases, outstanding debt and contractual, research and development programs, are as follows:

Year Ended December 31,	Operating Lease Commitments	Research and Development Commitments	Maturity of Debt
2003	$312,818	$1,697,000	—
2004	280,456	—	—
2005	264,000	—	$4,143,333
2006	271,700	—	—
2007	277,200	—	—
Thereafter	1,303,500	—	—

	$2,709,674	$1,697,000	$4,143,333

In July 2002, the Company entered into agreements pursuant to which the Company has issued $4.0 million in principal amount of 10% convertible senior secured promissory notes to a single institutional investor in a private placement. The Notes were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Notes mature in July 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional Notes on the same terms. Pursuant to the Company’s private placement of common stock completed in March 2003, the Notes may be converted into the Company’s common stock at the option of the holder at a conversion price of $1.00 per share, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations and warranties and covenants contained in the agreements. If an event of default were to occur, the Company’s obligations under the notes could be accelerated and become immediately due and payable in full.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

We enter into arrangements with certain service providers to perform research, development, and clinical services for us. Under the terms of these arrangements, such service providers may use our technologies in performing their services. We enter into standard indemnification agreements with those service providers, whereby we indemnify them for any liability associated with their use of our technologies. The maximum potential amount of future payments we would be required to make under these indemnification agreements is unlimited; however, we have product liability and general liability policies that enable us to recover a portion, if not all, of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that the estimate fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has provided the new disclosures in Accounting for Stock-Based Compensation in Note 1.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We generally maintain a portfolio of cash equivalents, short-term and long-term investments in a variety of securities which can include including commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of Boston Life Sciences, Inc.

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive loss and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the “Company”) (a development stage enterprise) at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 and, cumulatively, for the period from October 16, 1992 (date of inception) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 13, 2003

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	December 31, 2001
ASSETS

Current assets:
Cash and cash equivalents	$794,401	$287,302
Short-term investments	6,177,705	10,012,198
Other current assets	421,753	599,801

Total current assets	7,393,859	10,899,301
Fixed assets, net	784,896	523,505
Other assets	349,138	3,613

Total assets	$8,527,893	$11,426,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$1,835,168	$1,803,584

10% convertible senior secured promissory notes	3,869,872	—

Commitments and contingencies (Note 10)

Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 525,000 shares designated; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 and 40,000,000 shares authorized at December 31, 2002 and 2001, respectively; 22,374,210 and 20,774,642 shares issued and outstanding at December 31, 2002 and 2001, respectively	223,742	207,746
Additional paid-in capital	88,511,684	84,319,102
Accumulated other comprehensive income	115,400	130,818
Deficit accumulated during development stage	(86,027,973)	(75,034,831)

Total stockholders’ equity	2,822,853	9,622,835

Total liabilities and stockholders’ equity	$8,527,893	$11,426,419

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			From Inception (October 16, 1992) to December 31, 2002
	2002	2001	2000

Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	6,906,254	7,416,989	8,628,187	55,004,006
General and administrative	3,395,754	3,168,629	2,825,271	22,306,323
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	10,302,008	10,585,618	11,453,458	89,456,873

Loss from operations	(10,302,008)	(10,585,618)	(11,453,458)	(88,556,873)
Other expenses	(896,741)	(683,880)	—	(1,580,621)
Interest expense	(237,610)	—	(344,870)	(2,490,067)
Interest income	443,217	1,016,911	1,144,064	6,599,588

Net loss	$(10,993,142)	$(10,252,587)	$(10,654,264)	$(86,027,973)

Basic and diluted net loss per share	$(0.50)	$(0.49)	$(0.55)

Weighted average shares outstanding	22,063,183	20,733,160	19,461,911

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY

For the Period from inception (October 16, 1992) to December 31, 2002

	Series A and C Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of common stock to founders			1,520,044	$15,200	$33,525				$48,725
Issuance of common stock upon exercise of warrants and options			1,049,496	10,495	1,994,179				2,004,674
Issuance of common stock and warrants, net of issuance costs of $1,108,441			4,483,051	44,831	15,924,969				15,969,800
Issuance of common stock and warrants upon Merger			3,619,736	36,197	14,567,751				14,603,948
Issuance of common stock upon conversion of convertible debentures			156,605	1,566	987,025				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $280,806					3,319,194				3,319,194
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $3,397,158	239,911	$2,399			20,591,443				20,593,842
Conversion of preferred stock into common stock	(234,928)	(2,349)	5,447,628	54,476	5,051,327				5,103,454
Preferred stock conversion inducement					(600,564)				(600,564)
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					940,630	804,607			1,745,237
Other			3,913	40	69,893				69,933
Unrealized loss on investments							$(553,157)		(553,157)
Net loss from inception (October 16, 1992) to December 31, 1999								$(54,127,980)	(54,127,980)

Comprehensive loss from inception (October 16, 1992) to December 31, 1999									(54,681,137)

Balance at December 31, 1999	4,983	50	16,280,473	162,805	63,093,089	—	(553,157)	(54,127,980)	8,574,807
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			1,585,416	15,854	4,831,566				4,847,420

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY —(Continued)

For the Period from inception (October 16, 1992) to December 31, 2002

	Series A and C Preferred Stock		Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number of Shares	Par Value	Number of Shares	Par Value		Deferred Compensation
Issuance of common stock and warrants, net of issuance costs of $79,423			1,405,956	14,060	9,906,517				9,920,577
Conversion of preferred stock into common stock	(4,983)	(50)	387,735	3,877	1,042,719				1,046,546
Issuance of common stock upon exercise of warrants and options			1,067,058	10,670	4,466,255				4,476,925
Compensation expense related to stock options and warrants					265,151				265,151
Unrealized gain on investments							573,654		573,654
Net loss								(10,654,264)	(10,654,264)

Comprehensive loss									(10,080,610)

Balance at December 31, 2000	—	—	20,726,638	207,266	83,605,297	—	20,497	(64,782,244)	19,050,816
Modification of warrants					683,880				683,880
Issuance of common stock upon exercise of warrants and options			48,004	480	(480)				—
Compensation expense related to stock options and warrants					30,405				30,405
Unrealized gain on investments							110,321		110,321
Net loss								(10,252,587)	(10,252,587)

Comprehensive loss									(10,142,266)

Balance at December 31, 2001	—	—	20,774,642	207,746	84,319,102	—	130,818	(75,034,831)	9,622,835
Modification of warrants					896,741				896,741
Issuance of common stock and warrants, net of issuance costs of $583,908			1,599,568	15,996	2,839,167				2,855,163
Issuance of warrants in connection with debentures, net of issuance costs of $112,152					313,438				313,438
Compensation expense related to stock options and warrants					143,236				143,236
Unrealized loss on investments							(15,418)		(15,418)
Net loss								(10,993,142)	(10,993,142)

Comprehensive loss									(11,008,560)

Balance at December 31, 2002	—	$—	22,374,210	$223,742	$88,511,684	$—	$115,400	$(86,027,973)	$2,822,853

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			From Inception (October 16, 1992) to December 31, 2002
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(10,993,142)	$(10,252,587)	$(10,654,264)	$(86,027,973)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Conversion of accrued interest into notes payable	143,333	—	—	143,333
Non-cash interest expense	46,539	—	332,493	626,224
Non-cash charges related to options and warrants	1,039,977	714,285	265,151	3,834,583
Amortization and depreciation	186,308	59,691	24,909	1,762,290
Changes in current assets and liabilities:
Decrease (increase) in other current assets	178,048	299,204	(103,924)	437,210
Increase in accounts payable and accrued expenses	31,584	142,291	32,626	1,062,503

Net cash used for operating activities	(9,367,353)	(9,037,116)	(10,103,009)	(62,515,286)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	(432,343)	(541,162)	(43,770)	(1,286,355)
Increase in other assets	(255,291)	(1,708)	(5,654)	(612,539)
Purchases of short-term investments	(7,538,990)	(6,605,980)	(20,511,252)	(92,382,642)
Sales and maturities of short-term investments	11,358,065	16,065,941	16,413,376	86,320,337

Net cash provided by (used for) investing activities	3,131,441	8,917,091	(4,147,300)	(6,203,162)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,439,071	—	14,476,925	34,688,253
Proceeds from issuance of preferred stock	—	—	—	27,022,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of notes payable	4,000,000	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	—	—	(2,796,467)
Payments of financing costs	(696,060)	—	(79,423)	(4,385,543)

Net cash provided by financing activities	6,743,011	—	14,397,502	69,512,849

Net increase (decrease) in cash and cash equivalents	507,099	(120,025)	147,193	794,401
Cash and cash equivalents, beginning of period	287,302	407,327	260,134	—

Cash and cash equivalents, end of period	$794,401	$287,302	$407,327	$794,401

Supplemental cash flow disclosures:
Non cash transactions (see notes 5, 7, and 8)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and its Significant Accounting Policies

Boston Life Sciences, Inc. is a development stage biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers and autoimmune diseases. Boston Life Sciences (“Old BLSI”), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the “Merger”). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. (the “Company”). However, all of the employees of the public company (other than a caretaker management) ceased employment six months prior to the Merger, the company’s facilities and equipment were sold, and all directors resigned effective with the Merger, whereupon the management and directors of Old BLSI assumed management of the Company. During the period from inception through December 31, 2002, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises”.

As of December 31, 2002, the Company has experienced total net losses since inception of approximately $86 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows as management executes its current business plan. The Company believes that the cash, cash equivalents, and investments available at December 31, 2002, combined with approximately $9.9 million in net proceeds raised in a private placement completed in March 2003, will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

A summary of the Company’s significant accounting policies is as follows:

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. At December 31, 2002, five of these subsidiaries are wholly-owned and a minority shareholder owns 10% of the sixth subsidiary, Procell Pharmaceutical, Inc. In March 2003, the Company purchased the remaining 10% of Procell Pharmaceutical from the minority shareholder for 95,378 shares of common stock which had a fair market value of approximately $90,000. All significant intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 2002 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Investments, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statements of Operations but are reflected in the Consolidated Statements of Comprehensive Loss and Stockholders’ Equity as a component of accumulated other comprehensive income (loss) until realized. Realized gains (losses) are determined based on the specific

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

identification method. Investments consist of United States agency bonds and corporate debt obligations (Note 2). These investments are classified as a current asset because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

At December 31, 2001, restricted cash of $176,000 representing a security deposit on the Company’s former corporate office lease, was classified in other current assets.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, short-term investments, accounts payable and accrued expenses approximate their fair values as of December 31, 2002 and 2001 due to their short maturity.

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

Revenue Recognition and Concentration of Customers

Since inception, the Company has entered into two separate licensing and development agreements with certain pharmaceutical companies related to the development of certain of its technologies. Under the terms of the agreements, the pharmaceutical companies were provided with a specified period during which they had the right to evaluate the Company’s technology. The Company received cash payments from the pharmaceutical companies, and will also receive royalties on eventual sales of any product derived from the development effort. One agreement provided for periodic payments over a three-year period which were recognized ratably over the term of the agreement. The other agreement provided for an initial, non-recurring payment which was recognized in full upon receipt because the Company had no remaining performance obligations.

Research and Development Expenses and Concentration of Outside Researchers

The Company has entered into licensing agreements with certain institutions that provide the Company with the rights to certain patents and technologies, and the right to market and distribute any products developed. Obligations initially incurred to acquire these rights are recognized and expensed on the date that the Company acquires the rights due to the early stage of the related technology.

The Company has entered into sponsored research agreements with certain institutions for the research and development of its licensed technologies. Payments made under these sponsored research agreements are expensed ratably over the term of the agreement which the Company believes corresponds with the manner in which the work is performed.

The majority of the Company’s technologies currently under development were invented or discovered by researchers working for Harvard and its Affiliates. The Company currently conducts a substantial portion of its research and development through Harvard and its Affiliates pursuant to sponsored research agreements and is thus dependent upon a continuing business relationship with Harvard and its Affiliates.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net Loss Per Share

Basic and diluted net loss per share available to common shareholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or conversion of those common stock equivalents outstanding at December 31, 2002, which could generate proceeds to the Company of up to $39 million, could potentially dilute earnings per share in the future.

	2002	2001	2000
Stock options	4,274,168	3,563,918	1,956,351
Warrants	6,218,507	4,657,069	4,487,069
Unit options	396,475	396,475	396,475
Convertible debentures	2,071,667	—	—

	12,960,817	8,617,462	6,839,895

Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its employee stock-based compensation plans and related equity issuances, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, provided other criteria are met, no compensation expense is recognized. All stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “ Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2002	2001	2000
Net loss, as reported	$(10,993,142)	$(10,252,587)	$(10,654,264)
Add: Stock-based employee compensation expense recognized	13,600	25,000	25,000
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(936,820)	(2,029,583)	(1,340,611)

Pro forma net loss	$(11,916,362)	$(12,257,170)	$(11,969,875)

Basic and diluted loss per share
As reported	$(0.50)	$(0.49)	$(0.55)
Pro forma	$(0.54)	$(0.59)	$(0.62)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 5.00% to 6.00%; and expected lives ranging from three to five years.

Preferred Stock

The Company has, at certain times, issued preferred stock which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, i.e. a “beneficial conversion feature,” which is recognized as a return to the preferred shareholders. Such amounts were incurred prior to 2000 and included in preferred stock preferences, and represent a non-cash charge in the determination of net loss available to common shareholders.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segments

The Company operates as one segment reporting to the chief operating decision maker. Substantially all long-lived assets are maintained in the United States of America.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

146 requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair market value when the liability is incurred, rather than at the date of an entity’s commitment to an exit plan. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock Based Compensation—Transition and Disclosure,” (“SFAS No. 148”). SFAS No. 148 provides two additional transition methods for entities that adopt the fair value method of accounting for stock based compensation. Further, the statement requires disclosure of comparable information for all companies regardless of whether, when, or how an entity adopts the preferable, fair value based method of accounting. These disclosures are now required for interim periods in addition to the traditional annual disclosure. SFAS No. 148 is effective for fiscal periods ending after December 15, 2002. The Company has provided the new disclosures in Accounting for Stock-Based Compensation in Note 1.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 is not expected to have a material effect on our consolidated financial statements. The following is a summary of our agreements that we have determined are within the scope of FIN No. 45.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a Director and Officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. All of these indemnification agreements were grandfathered under the provisions of FIN No. 45 as they were in effect prior to December 31, 2002. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

We enter into arrangements with certain service providers to perform research, development, and clinical services for us. Under the terms of these arrangements, such service providers may use our technologies in performing their services. We enter into standard indemnification agreements with those service providers, whereby we indemnify them for any liability associated with their use of our technologies. The maximum potential amount of future payments we would be required to make under these indemnification agreements is unlimited; however, we have product liability and general liability policies that enable us to recover a portion, if not all, of any amounts paid. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe that the estimate fair value of these agreements is minimal. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2002.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Risks and Uncertainties

The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (i) results from current and planned clinical trials, (ii) scientific data collected on technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials and the commercial sale of any proposed products, (iv) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, (v) the outcome of any current or future collaborations or alliances with pharmaceutical or other biotechnology companies and universities, (vi) dependence on key personnel, and (vii) Nasdaq listing requirements.

2.    Investments

Investments consist of the following at December 31:

	2002	2001
U.S. Agency obligations	$1,949,504	$5,257,397
Corporate debt obligations	4,228,201	4,754,801

	$6,177,705	$10,012,198

The contractual maturities of the Company’s investments at December 31, 2002 are as follows: less than one year—$3,734,381; one to three years—$2,194,106; four to six years—$249,218. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 2002 totaled $141,529 and ($26,129), respectively. Gross unrealized gains and (losses) at December 31, 2001 totaled $186,356 and ($55,538), respectively. Net realized gains (losses) totaled $55,066, $129,578 and ($87,459) in 2002, 2001 and 2000, respectively, and are included in interest income in the Consolidated Statements of Operations.

3.    Fixed Assets

Fixed assets consist of the following at December 31:

	2002	2001
Laboratory equipment	$872,855	$482,744
Office furniture and equipment	30,869	24,775
Leasehold improvements	58,804	49,248
Computer equipment	51,905	37,828

	1,014,433	594,595
Less accumulated depreciation and amortization	229,537	71,090

	$784,896	$523,505

Amortization and depreciation expense on fixed assets for the years ended December 31, 2002, 2001 and 2000 was approximately $171,000, $60,000 and $12,000, respectively, and $508,000 for the period from inception (October 16, 1992) through December 31, 2002.

4.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2002	2001
Research and development related	$1,217,483	$1,177,911
Accrued professional fees	376,952	390,670
General and administrative related	208,351	235,003
Accrued interest	32,382	—

	$1,835,168	$1,803,584

5.    Notes Payable and Debt

10% Convertible Promissory Notes

In July 2002, the Company entered into agreements pursuant to which the Company issued $4.0 million in principal amount of 10% Convertible Senior Secured Promissory Notes, or Notes, to Ingalls & Snyder Value Partners, L.P., or ISVP, in a private placement with an original conversion price of $2.16 per share. Warrants to purchase a total of 500,000 shares of common stock at $2.16 per share were also issued to ISVP.

The Notes mature in July 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional notes on the same terms. The Notes may be converted into the Company’s common stock at the option of the holder, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of Notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the Notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations and warranties and covenants contained in the agreements. If any event of default were to occur, the Company’s obligations under the notes could be accelerated and become immediately due and payable in full.

The net proceeds of $3.9 million were allocated between the warrants (approximately $0.3 million) and the Notes (approximately $3.6 million) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately five percent and a term of five years. Based on the fair value of the Notes, they bear an effective interest rate of 12.6%. The initial carrying value of the Notes is being accreted ratably, over the term of the Notes, to the $4 million amount due at maturity. The carrying value of the Notes approximates their fair values as of December 31, 2002. Debt issuance costs totaling $105,590 have been capitalized and will be amortized over the life of the Notes. Interest expense totaled $237,610 in 2002, and included $46,539 in discount accretion and $15,356 in debt issuance costs.

In November 2002, the Company entered into a Consent to Transfer and Warrant Amendment (the “Warrant Amendment”) with Ingalls & Snyder, L.L.C. (“I&S”), Robert L. Gipson (“Gipson”), Nikolaos D. Monoyios (“Monoyios”) and ISVP. Pursuant to the Agreement, the Company consented to the transfer of outstanding

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

warrants to purchase 1,820,123 shares of the Company’s common stock (the “Warrants”) by Brown Simpson Partners I, Ltd. to Gipson and Monoyios. Effective upon the transfer, the terms of the Warrants were amended, among other things, to reduce the exercise price from $2.15 per share to $2.00 per share, to extend the expiration date from September 22, 2004 to December 31, 2006 and to eliminate the reset and anti-dilution provisions. In connection with these transactions, the Company also agreed that the conversion price of its Notes issued to ISVP would be reduced from $2.16 per share to $2.00 per share. The Company recorded a charge of approximately $610,000, as determined under the Black Scholes pricing model, in 2002 which is included in Other Expenses in the Consolidated Statement of Operations related to this transaction. In addition, the existing registration rights applicable to the shares of common stock issuable upon exercise of the Warrants were terminated, and the Company granted Gipson and Monoyios new registration rights with respect to such shares equivalent to those granted to ISVP with respect to the Notes.

In December 2002, the Company issued $143,333 in principal amount of Notes to ISVP for interest accrued through December 1, 2002.

In March 2003, the conversion price of the Notes was reduced to $1.00 per share (Note 13).

8% Convertible Debentures

In September 1999, the Company issued $8 million in convertible debentures due September 2003 and warrants to purchase a total of 1,690,000 shares of the Company’s common stock to two institutional investment funds, both managed by the same institutional investment firm. The net proceeds of $7.4 million were allocated between the warrants (approximately $3.3 million) and the convertible debentures (approximately $4.1 million) based on their relative fair values. The warrants were issued in two classes, the first, or “class A” warrants, were originally exercisable to purchase 970,000 shares of common stock at an exercise price of $5.75 per share. The second, or “class B” warrants, were originally exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share. In connection with the financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

During 2000, the Company issued 1,585,416 shares of common stock resulting from the conversion of the entire $8 million of convertible debentures and the payment of interest of approximately $318,000. The carrying value of the debentures plus accrued interest thereon, net of deferred financing costs of approximately $307,000, was reclassified to additional paid-in capital upon conversion of the debentures and the payment of accrued interest.

Interest expense on the convertible debentures totaled $332,493 in 2000, and consisted of $142,861 in interest accrued on the 8% coupon and $189,632 in discount accretion. Interest expense totaled $422,192 in 1999, and consisted of $175,000 in interest accrued on the 8% coupon and $247,192 in discount accretion.

During 2001, the Company entered into an agreement with the securityholder whereby the exercise price of the warrants held by the securityholder were reduced. The exercise price of 720,000 warrants previously exercisable at $8.25 per share were reduced to $4.625 and the exercise price of 970,000 warrants previously exercisable at $5.75 per share were also reduced to $4.625. In return, the securityholder agreed to significant restrictions (based on daily trading volume) on the number of shares of common stock that it could sell through May 2002. In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations. The amount of the charge is based upon the difference between the fair value (as determined under the Black-Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2002, the number of warrants and the exercise price thereof was adjusted as a result of a private placement of common stock completed at that time. As provided in the original warrant terms, the exercise price of the 1,690,000 warrants was reduced to $2.15 which represents the per share selling price of the private placement of common stock. In addition, the security holder received an additional 130,123 warrants exercisable at $2.15 per share under the anti-dilution provision included in the original warrant terms.

In November 2002, the securityholder transferred their 1,820,123 warrants to another securityholder as previously described above.

6.    Common Stock

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

In June 2001, the Company entered into an agreement with the securityholder which agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price was reset to $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to the securityholder. The Company was not required to record an initial charge in connection with the transaction because the fair value (as determined under the Black-Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision. The Company is also obligated to issue additional warrants in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. In accordance with this agreement, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share, based on the increase in common stock outstanding from June 25, 2001 through June 30, 2002. As a result of the March 2003 private placement, the Company is obligated to issue the remaining 76,890 warrants in June 2003. The Company recorded a charge of approximately $287,000 in both 2002 and 2001 which is included in Other Expenses in the Consolidated Statement of Operations related to this obligation.

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

7.    Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock of which 25,000 shares have been designated as Series A Convertible Preferred Stock and 500,000 shares have been designated as Series D Convertible Preferred Stock. The remaining authorized shares have not been designated.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Series A Preferred Stock

In connection with the 1996 private placement of Series A Convertible Preferred Stock, the Company granted options to acquire 23.991 units to the placement agent. Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000. There were 22.607 unit options outstanding at December 31, 2002.

Each share of the Series A Convertible Preferred Stock is convertible into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. The Company issued 87,121 shares of common stock during 2000 related to the conversion of 4,983 shares of Series A Convertible Preferred Stock.

Series C Preferred Stock

In February 1999, the Company completed a private placement of Series C Convertible Preferred Stock (“Series C Stock”) which raised approximately $5.6 million in net proceeds. In connection with the financing, the Company issued (i) 315,416 shares of Series C Stock and (ii) 569,248 warrants to purchase common stock at $5.06 per share and 219,234 warrants to purchase common stock at $6.09 per share. In connection with this financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent.

Each share of the Series C Stock was convertible at the option of the holder into shares of common stock pursuant to a ratio of five shares of common stock for each share of Series C Stock. The initial conversion price of the Series C Stock was at a discount to the market price on the date of issuance and the terms provided for a minimum return of 25%. The intrinsic value of this beneficial conversion of approximately $1.9 million was recognized as a preferred stock preference in the Consolidated Statement of Operations in 1999, and represented a non-cash charge in the determination of net loss available to common shareholders. The net proceeds of $5.6 million was allocated between the warrants and the Series C Stock based on their relative fair values. Because the redemption of the Series C Stock was not within the control of the Company, the amount allocated to the Series C Stock was reflected outside of stockholders’ equity as “mezzanine” financing. The Series C Stock was accreted to its redemption value of $6,150,000, resulting in the recognition of an additional $2.5 million of preferred stock preferences.

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

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.    Stock Options and Warrants

Stock Option Plans

The Company has two stock option plans under which it can issue both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Amended and Restated Omnibus Stock Option Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company’s common stock through April 2005. The 1998 Omnibus Plan provides for the issuance of options to purchase up to 3,200,000 shares of the Company’s common stock through April 2008. The Company’s Board of Directors determines the term of each option, vesting provisions, option price, number of shares for which each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company’s common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company’s common stock on the date of grant.

The Company has a third stock option plan, the Directors’ Plan, that allows for the issuance of up to 1,000,000 shares of the Company’s common stock through April 2005. The Director’s Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options issued pursuant to the automatic yearly grant have an exercise price equivalent to 20% of the quoted market price of the Company’s common stock on the date of grant. Compensation expense related to the intrinsic value of options issued in connection with the annual grant totaled approximately $13,600, $25,000 and $25,000 in 2002, 2001 and 2000, respectively. All options granted under the Directors’ Plan have a term of ten years from the date of grant and generally vest over periods up to three years.

Stock Options

A summary of the Company’s outstanding stock options as of December 31, 2002, 2001, and 2000 and changes during the years ending on those dates is presented below.

	2002		2001		2000
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	3,563,918	$3.33	1,956,351	$4.04	1,836,311	$3.88
Granted	848,000	3.33	1,809,080	2.49	516,530	3.75
Exercised	—	—	(48,004)	0.91	(309,428)	2.47
Forfeited and expired	(137,750)	2.74	(153,509)	3.31	(87,062)	4.62

Outstanding at end of year	4,274,168	3.34	3,563,918	3.33	1,956,351	4.04

Options exercisable at year-end	3,195,885	3.43	2,754,968	3.58	1,795,851	4.04

Granted below fair market value	12,500		9,080		3,490

Weighted-average fair value of options granted during the year		$0.79		$1.61		$2.51

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.27	10,000	9.5 years	$0.27	—	—
$0.63—$0.82	37,808	3.5 years	0.76	37,808	$0.76
$1.05—$1.40	16,212	6.9 years	1.26	16,212	1.26
$1.79—$2.61	1,524,808	8.2 years	2.14	988,525	2.18
$3.00—$4.47	2,174,765	6.9 years	3.54	1,845,265	3.53
$4.53—$6.56	314,475	7.5 years	5.46	111,975	6.25
$7.65—$9.38	196,100	3.0 years	7.91	196,100	7.91

	4,274,168	7.2 years	$3.34	3,195,885	$3.43

As of December 31, 2002, 1,113,886 shares are available for grant under the Company’s option plans.

Warrants

The Company issued 210,756, 10,000 and 50,000 warrants to certain consultants and business advisors as partial compensation for their services during the years ending December 31, 2002, 2001, and 2000, respectively. The Company recorded non-cash charges of $124,764, $5,405 and $146,710 representing the fair value of those warrants during 2002, 2001, and 2000, respectively. In addition, warrants have been issued in connection with financing transactions (Notes 5, 6 and 7).

As of December 31, 2002, warrants outstanding were as follows:

Date of Issue	Exercise Price per Share	Warrants Outstanding	Expiration Date
October 2002	$2.50–$3.50	165,000	October 2007
July 2002	2.16	505,000	July 2007
June 2002	1.27	163,110	June 2007
April 2002	2.00	25,000	April 2007
March 2002	2.75	573,205	March 2007
October 2001	1.90	10,000	October 2011
June 2001	3.40	160,000	June 2006
June 2000	8.00–10.00	500,000	May 2005
January 2000	5.00–6.00	50,000	January 2003
November 1999	6.00	133,531	November 2004
September 1999	4.25	216,000	September 2004
September 1999–March 2002	2.00	1,820,123	December 2006
September 1999	5.75	290,000	September 2004
February 1999–March 1999	3.25–6.00	23,187	February 2004—March 2004
February 1999	4.81–6.09	945,252	February 2004
January 1998	2.13–4.00	39,800	January 2003
January 1997	15.00	20,000	January 2007
June 1996	11.00	32,749	June 2006
February 1996	6.71	521,627	February 2006
August 1995	6.81	24,923	July 2005

		6,218,507

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table above does not include 76,890 warrants which the Company is obligated to issue in June 2003 (Note 6). Each warrant is exercisable into one share of common stock. No warrants were exercised or cancelled in 2002. At December 31, 2002, the Company has reserved 14,151,593 shares of common stock to meet its option, debt and warrant obligations.

Rights Agreement

On September 11, 2001, the Board of Directors of the Company declared a dividend distribution of one preferred stock purchase right (a “Right”) for each share of Common Stock. Each Right entitles the registered holder to purchase from the Company one-thousandth of a share of its Series D Preferred Stock at an exercise price of $25. The distribution of Rights was payable on September 13, 2001 to the record holders of Common Stock at the close of business on that date. The Rights will expire on September 11, 2011.

In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company’s Common Stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s Common Stock. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 25% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of the acquiring Company’s common shares having a market value at the time of twice the Right’s exercise price. At any time after any person or group has acquired beneficial ownership of 15% or more of the Company’s Common Stock, the Board, in its sole discretion, may exchange all or part of the then outstanding and exercisable Rights for shares of Common Stock at an exchange ratio of one share of Common Stock per Right.

In November 2002, the Company and Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”), entered into an amendment to the Rights Agreement (the “Rights Plan Amendment”) dated as of September 11, 2001, between the Company and the Rights Agent, as amended by Amendment No. 1 thereto dated November 13, 2001 (the “Rights Plan”). The Rights Plan Amendment provides that, for purposes of any calculation under the Rights Plan of the percentage of outstanding shares of common stock beneficially owned by a person, any shares of common stock such person beneficially owns that are not outstanding (such as shares underlying options, warrants, rights or convertible securities) shall be deemed to be outstanding. The Rights Plan Amendment also exempts each of Ingalls & Snyder, L.L.C., Ingalls & Snyder Value Partners, L.P. and Robert L. Gipson from being an “Acquiring Person” under the Rights Plan so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of common stock then outstanding.

On March 12, 2003, the Company and the Rights Agent entered into Amendment No. 3 to the Rights Agreement (“Amendment No. 3”). Amendment No. 3 provides that prior to June 1, 2005, Ingalls & Snyder Value Partners, L.P., Robert L. Gipson and their affiliates will be deemed not to beneficially own certain convertible notes and warrants of the Company and any common stock issued or issuable upon their conversion or exercise for purposes of the Rights Agreement.

9.    Income Taxes

Income tax benefit consists of the following for the years ended December 31:

	2002	2001	2000
Federal	$2,780,000	$2,700,000	$3,367,000
State	1,017,000	1,128,000	1,218,000

	3,797,000	3,828,000	4,585,000
Valuation allowance	(3,797,000)	(3,828,000)	(4,585,000)

	$—	$—	$—

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets consist of the following at December 31:

	2002	2001	2000
Net operating loss carryforwards	$29,220,000	$26,967,000	$28,640,000
Capitalized research and development expenses	8,065,000	6,860,000	1,792,000
Research and development credit carryforwards	2,111,000	1,737,000	1,345,000
Other	310,000	345,000	304,000

Gross deferred tax assets	39,706,000	35,909,000	32,081,000
Valuation allowance	(39,706,000)	(35,909,000)	(32,081,000)

	$—	$—	$—

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

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

	2002	2001	2000
Benefit at statutory rate	$(3,848,000)	$(3,588,000)	$(3,729,000)
State taxes, net of federal benefit	(570,000)	(579,000)	(668,000)
Research and development credit	(413,000)	(461,000)	(437,000)
Permanent items	448,000	—	—
Other	586,000	800,000	249,000

	(3,797,000)	(3,828,000)	(4,585,000)
Benefit of loss not recognized, increase in valuation allowance	3,797,000	3,828,000	4,585,000

	$—	$—	$—

As of December 31, 2002, the Company has federal net operating loss carryforwards of $76,907,000 which expire at various dates through 2022. In addition, the Company has federal and state research and development credits of $1,610,000 and $771,000, respectively, which expire at various dates through 2022 and 2017, respectively. These net operating loss carryforwards and research and development credits may be used to offset future federal and state taxable income and tax liabilities. A portion of the net operating loss carryforwards totaling approximately $1,539,000 relates to deductions for the exercise of non-qualified options and certain warrants and will be credited to additional paid-in capital upon realization.

In connection with the Merger, the Company acquired approximately $90 million of net operating loss carryforwards of which approximately $11.6 million can be utilized by the Company under the ownership change provisions of the Internal Revenue Code. These net operating losses, which expire in 2009 and 2010, cannot offset the taxable income of any of the subsidiaries of the Company. In addition, ownership changes resulting from the Company’s issuance of common stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized annually to offset future taxable income. The amount of the annual limitation is

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

10.    Commitments and Contingencies

Operating Leases

The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2012 and contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company’s laboratory space lease expires in May 2004 and can be renewed by the Company for an additional two-year period. Approximate future minimum commitments under the above leases, outstanding debt and contractual, research and development programs, are as follows:

Year Ended December 31,	Operating Lease Commitments	Research and Development Commitments	Maturity of Debt
2003	$312,818	$1,697,000	—
2004	280,456	—	—
2005	264,000	—	$4,143,333
2006	271,700	—	—
2007	277,200	—	—
Thereafter	1,303,500	—	—

	$2,709,674	$1,697,000	$4,143,333

Total rent expense under noncancelable operating leases was approximately $310,000, $207,000 and $183,000 for the years ended December 31, 2002, 2001, and 2000, respectively, and approximately $1,342,000 for the period from inception (October 16, 1992) through December 31, 2002.

Litigation

The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

11.    Related Party Transactions

A director of the Company is a member of the Company’s Scientific Advisory Board pursuant to which the Company paid the director consulting fees totaling approximately $53,000 in 2002 and 2001, respectively.

A director of the Company is a director and Chairman of the Executive Committee of the bank where the Company maintains its cash and cash equivalent and investment accounts. The Company paid approximately $28,000 and $43,000 to the bank during fiscal 2002 and 2001, respectively, primarily for investment management advisory services. This director also purchased 24,000 shares of common stock and warrants to purchase 6,000 shares of common stock at an exercise price equal to $2.75 in the Company’s March 2002 private placement (Note 6).

A former director of the Company was a Managing Director of the placement agents hired by the Company in connection with the Company’s private placements of Series C preferred stock (Note 7) and 8% convertible

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

debentures (Note 5). In connection with the Series C preferred stock financing, the Company paid $372,725 to the placement agent and issued 162,307 warrants to purchase common stock at $5.06 per share and 54,808 warrants to purchase common stock at $6.09 per share to the placement agent. In connection with the 8% convertible debentures financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

During 2001, the Company issued promissory notes to two officers of the Company in the amount of $10,000 and $55,000, respectively. Both notes are payable on demand and accrue interest at a rate of 6%. As of December 31, 2002 and 2001, the balance outstanding on the $10,000 note was none and $10,138, respectively, During the first quarter of 2002, additional borrowings increased the balance on the $55,000 note to $80,000. As of December 31, 2002 and 2001, the balance outstanding on the $55,000 note was $32,901 and $55,957, respectively. The outstanding note balances are included in Other Current Assets in the Company’s Consolidated Balance Sheet. The remaining principal and interest was repaid in full in the first quarter of 2003.

12.    Employee Benefit Plan

The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2002, 2001 and 2000, the Company made matching contributions of approximately $19,000, $20,000 and $16,000, respectively, to the Plan.

13.    Subsequent Event

In March 2003, the Company completed a private placement of 10,000,000 shares of common stock at a price of $1.00 per share which raised proceeds of $10 million. No warrants were issued in connection with the private placement. In connection with the March 2003 private placement, the conversion price of the Notes (see Note 5) was reduced from $2.00 per share to $1.00. As a result, the Notes are convertible into 4,143,333 shares of common stock. The Company expects to record a beneficial conversion feature related to the Notes as a result of the reduction in the conversion price in the first quarter of 2003.

14.    Supplementary Quarterly Financial Data (Unaudited)

The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2002 and 2001:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2002
Revenues	$—	$—	$—	$—
Net loss	(3,019,791)	(2,596,237)	(2,476,253)	(2,900,861)
Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.11)	$(0.13)
2001
Revenues	$—	$—	$—	$—
Net loss	(2,121,737)	(3,234,347)	(2,490,125)	(2,406,378)
Basic and diluted net loss per share	$(0.10)	$(0.16)	$(0.12)	$(0.12)

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 10.    Directors and Executive Officers of the Registrant.

The information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4A under the caption “Executive Officers of the Registrant” in this Report, and, with respect to directors, by reference to the information included under the headings “Information Regarding Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

Item 11.    Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” and “Report of Compensation Committee on Executive Compensation” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of Principal Stockholders and Management” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item 13 is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.    Controls and Procedures

Our Disclosure Controls and Internal Controls

We have established and maintain disclosure controls and procedures to ensure that we record, process, summarize, and report information we are required to disclose in our periodic reports filed with the Securities and Exchange Commission in the manner and within the time periods specified in the SEC’s rules and forms. We also design our disclosure controls to ensure that the information is accumulated and communicated to our management, including the chief executive officer and the chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

We also maintain internal financial controls and procedures to ensure that we comply with applicable laws and our established financial policies. We design our internal controls to provide reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Evaluation of Our Disclosure Controls and Procedures

Within 90 days of the filing date of this annual report, we evaluated our disclosure controls and internal controls under the supervision by, and participation of, management, including our chief executive officer and chief financial officer. In this section of the annual report, we present the conclusions of the chief executive officer and chief financial officer about the effectiveness of our disclosure controls and internal controls based on, and as of the date of, this evaluation.

CEO and CFO Certifications

Our chief executive officer and the chief financial officer have each signed a certification as required by Section 302 of the Sarbanes Oxley Act of 2002 and SEC rules. These certifications immediately precede the exhibit index. This section of the annual report is the information concerning the controls evaluation referred to in the certifications. This information should be read in conjunction with the certifications for a more complete understanding of the topics presented here.

Limitations on the Effectiveness of Controls

Our management, including the chief executive officer and the chief financial officer, does not expect that our disclosure controls or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Boston Life Sciences have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Controls Evaluation

The chief executive officer and chief financial officer evaluation of our disclosure controls and our internal controls included a review of the controls’ objectives and design, the controls’ implementation by Boston Life Sciences and the effect of the controls on the information generated for use in this annual report. In the course of the controls evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. We will conduct this type of evaluation on a quarterly basis so that we can report the conclusions concerning controls effectiveness in our quarterly reports on Form 10-Q and annual report on Form 10-K. Our finance department evaluates our internal controls on an ongoing basis. The overall goals of these various evaluation activities are to monitor our disclosure controls and our internal controls and to make modifications as necessary. Our intent is to maintain our disclosure controls and the internal controls as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Among other matters, we sought in our evaluation to determine whether there were any significant deficiencies or material weaknesses in our internal controls, or whether we had identified any acts of fraud involving persons who have a significant role in our internal controls. This information was important both for the controls evaluation generally and because the certifications of the chief executive officer and the chief financial officer require that those officers disclose that information to our Board’s Audit Committee and to our independent auditors and report on related matters in this section of the annual report. In the professional auditing literature, significant deficiencies are referred to as reportable conditions; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A material weakness is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the controls evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the chief executive officer and the chief financial officer note that, since the date of the controls evaluation to the date of this annual report, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions

Based upon the controls evaluation, our chief executive officer and chief financial officer have concluded that, subject to the limitations noted above, our disclosure controls are effective to ensure that material information relating to Boston Life Sciences and its consolidated subsidiaries is made known to management, including the chief executive officer and chief financial officer, particularly during the period when our periodic reports are being prepared, and that our internal controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)    The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements:

Consolidated Financial Statements of the Company

Financial Statements of the Registrant and Report of Independent Accountants thereon

Consolidated Balance Sheets at December 31, 2002 and 2001

Consolidated Statements of Operations for the fiscal years ended December 31, 2002, 2001 and 2000 and for the period from inception (October 16, 1992) through December 31, 2002

Consolidated Statements of Comprehensive Loss and Stockholders’ Equity for the fiscal years ended December 31, 2002, 2001 and 2000 and for the period from inception (October 16, 1992) through December 31, 2002

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2002, 2001 and 2000, and for the period from inception (October 16, 1992) through December 31, 2002

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b)    REPORTS ON FORM 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 2002 and through March 24, 2003:

Date of Report	Reported
March 12, 2003	5,7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON LIFE SCIENCES, INC. (Registrant)

March 31, 2003	By:	/s/ ROBERT J. ROSENTHAL
Robert J. Rosenthal, Ph.D. Director, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT J. ROSENTHAL Robert J. Rosenthal, Ph.D.	Director, President & Chief Executive Officer (Principal Executive Officer)	March 31, 2003

/s/ JOSEPH P. HERNON Joseph P. Hernon, CPA	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 31, 2003

/s/ COLIN B. BIER Colin B. Bier, Ph.D.	Director	March 31, 2003

/s/ S. DAVID HILLSON S. David Hillson, Esq.	Chairman	March 31, 2003

/s/ ROBERT LANGER Robert Langer, Sc.D.	Director	March 31, 2003

/s/ MARC E. LANSER Marc E. Lanser, M.D.	Director, Executive Vice President & Chief Scientific Officer	March 31, 2003

/s/ IRA W. LIEBERMAN Ira W. Lieberman, Ph.D.	Director	March 31, 2003

/s/ E. CHRISTOPHER PALMER E. Christopher Palmer, CPA	Director	March 31, 2003

/s/ STEPHEN M. PECK Stephen M. Peck	Director	March 31, 2003

CERTIFICATIONS

I, Robert J. Rosenthal, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Life Sciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 31, 2003	/s/ ROBERT J. ROSENTHAL
Robert J. Rosenthal, Ph.D. Director, President & Chief Executive Officer

I, Joseph Hernon, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Life Sciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 31, 2003	/s/ JOSEPH P. HERNON
Joseph P. Hernon, CPA Executive Vice President, Chief Financial Officer and Secretary

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing

2.1	Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)

2.2	Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (2)

3.1

Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on February 18, 1999 (3)

3.2

Certificate of Decrease and Elimination of Series B Convertible Preferred Stock filed on June 29, 1999; Certificate of Decrease of Series A Convertible Preferred Stock filed on June 29, 1999; Certificate of Correction Filed on June 29, 1999; Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999 (4)

3.3

Certificate of Designations, Preferences and Rights of Series A Preferred Stock filed December 30, 1999; Certificate of Amendment of Amended and Restated Certificate of Incorporation filed June 15, 2000; Certificate of Correction filed March 16, 2001; Certificate of Elimination of Series A Convertible Preferred Stock filed on March 16, 2001; Certificate of Elimination of Series C Convertible Preferred Stock filed on March 16, 2001; Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock filed March 19, 2001; Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed March 19, 2001 (27)

3.4

Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed September 13, 2001 (16); Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 11, 2002 (26)

3.5	Amended and Restated By Laws, effective as of June 26, 1995 (6)

4.1

Rights Agreement dated as of September 11, 2001 (“Rights Agreement”) between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (7), as amended on November 13, 2001 (7), November 22, 2002 (7) and March 12, 2003 (21)

4.2	Specimen Common Stock Certificate (8)

4.3	Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of Warrant Certificate for Purchase of Common Stock (9)

4.4	Form of Common Stock Purchase Warrants received by The Tail Wind Fund, Ltd. (“Tail Wind”) and Form of Common Stock Purchase Warrant received by certain other investors (10)

4.5	Form of Common Stock Purchase Warrant received by purchasers of Series B Preferred Stock and Series C preferred Stock (11)

4.6	Form of Common Stock Purchase Warrant received by holders of Series C Preferred Stock (12)

4.7	Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999 (13)

4.8	Form of Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (14); as amended on March 27, 2001 and June 25, 2001(5)

4.9	Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (5)

4.10	Omnibus Agreement, dated as of May 31, 2001, by and between the Company and Brown Simpson Partners I, Ltd. (5)

Exhibit Number	Description and Method of Filing

4.11	Form of Common Stock Purchase Warrant received by MTR and the Trout Group and Form of Common Stock Purchase Warrant received by HCW, Matthew Balk, Scott Weisman, Jason Adelman and Eric Singer (17)

4.12	Form of Common Stock Purchase Warrant received by the Investors to the March 2002 Private Placement (15)

4.13	Common Stock Purchase Warrant received by the Investor named therein dated as of July 25, 2002 (19)

4.14	Form of Warrant delivered to Robert L. Gipson and Nikolaos D. Monoyios (20)

10.1	Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (2)

10.2

Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson dated as of November 7, 1994; Election Notice from S. David Hillson to Boston Life Sciences, Inc. dated December 29, 1994 relating to election of certain compensation pursuant to the terms of the Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; First Amendment dated January 25, 1995 to Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson (2)

10.3

Amendment and Extension dated January 9, 1997 of Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; Renewal of Employment Agreement dated December 28, 1999 between Boston Life Sciences, Inc. and S. David Hillson; Employment Contract, Extension and Special Retirement Provision dated January 23, 2001 between Boston Life Sciences, Inc. and S. David Hillson (28)

10.4	Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended (23)

10.5	License Agreement between Children’s Medical Center Corporation and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as of March 15, 1993. (relating to Troponin) (2)

10.6	License Agreement between HARVARD and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE) (2)

10.7	Amendment, dated March 18, 1996, to License Agreement between Children’s Medical Center Corporation and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as March 15, 1993 (14)

10.8	Exclusive License Agreement between Children’s Medical Center Corporation and Boston Life Sciences, Inc. dated as of December 15, 1998 (relating to Inosine) (14)

10.9	Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended (24, 25)

10.10	Purchase Agreement dated February 5, 1999 between Tail Wind and the Company (3)

10.11	Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company (3)

10.12	License Agreement between President and Fellows of Harvard College and Boston Life Sciences, Inc. dated as of March 15, 2000 (relating to ALTROPANE) (14)

10.13	Securities Purchase Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (11)

10.14	Registration Rights Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (11)

10.15	Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (“Manufacturing Agreement”) (28)*

10.16	Amendment dated August 23, 2001 to Manufacturing Agreement (28); Amendment dated September 18, 2002 to Manufacturing Agreement (29)

Exhibit Number	Description and Method of Filing

10.17	Form of Subscription Agreement, dated as of March 11, 2002, executed by the Company and each investor in the private placement (15)

10.18	Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and the Investors named therein (15)

10.19	Employment Agreement between Boston Life Sciences, Inc. and Robert J. Rosenthal dated as of July 9, 2002 (18)

10.20	Securities Purchase Agreement, dated as of July 25, 2002, by and among the Company and the Investor named therein (19)

10.21	10% Convertible Senior Secured Promissory Note, dated as of July 25, 2002 (19)

10.22	Registration Rights Agreement, dated as of July 25, 2002, by and among the Company and the Investor named therein (19)

10.23

Consent to Transfer and Warrant Amendment dated as of November 22, 2002, by and among the Company, Ingalls & Snyder, L.L.C., Robert L. Gipson, Nikolaos D. Monoyios and Ingalls & Snyder Value Partners, L.P. (20)

10.24	First Addendum to Registration Rights Agreement, dated as of November 22, 2002, by and among the Company, Robert L. Gipson and Nikolaos D. Monoyios (20)

10.25	Common Stock Purchase Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (21)

10.26	Second Addendum to Registration Rights Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (21)

10.27	Letter Agreements, each dated as of March 12, 2003, by and among the Company and the securityholders named therein (21)

21.1	Subsidiaries of the Registrant (29)

23.1	Consent of Independent Accountants (29)

99.1	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

99.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (29)

(1)	Incorporated by reference to Greenwich’s Annual Report on Form 10-K for the year ended December 31, 1994
(2)	Incorporated by reference to Greenwich Pharmaceuticals, Inc.’s Registration Statement on Form S-4 (No.33-91106) (Greenwich Pharmaceuticals is the former name of the Company. The Company acquired the license agreements described above in connection with its June 1995 merger with Boston Life Sciences. The entities indicated above were subsidiaries of Boston Life Sciences)
(3)	Incorporated by reference to BLSI’s Annual Report on Form 10-K for the year ended December 31, 1998
(4)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(5)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(6)	Incorporated by reference to BLSI’s Annual Report on Form 10-K for the year ended December 31, 1995
(7)	Incorporated by reference to Greenwich’s Current Report on Form 8-K dated September 26, 1991, Greenwich’s Registration Statement on Form 8-A dated October 22, 1991, Greenwich’s Form 8 dated July 28, 1993, Greenwich’s Form 8-A/A dated August 8, 1994, BLSI’s Form 8-A/A dated March 20, 2001 and BLSI’s Form 8-A/A dated September 13, 2001 and BLSI’s Form 8-A/A dated November 25, 2002
(8)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 33-25955)

(9)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-2730)
(10)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-75175)
(11)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-44298)
(12)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-74775)
(13)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-40408)
(14)	Incorporated by reference to BLSI’s Registration Statement on Form S-3/A (No. 333-88726)
(15)	Incorporated by reference to BLSI’s Report on Form 8-K dated September 27, 1999
(16)	Incorporated by reference to BLSI’s Report on Form 8-K dated June 1, 2000
(17)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 11, 2002
(18)	Incorporated by reference to BLSI’s Report on Form 8-K dated July 10, 2002
(19)	Incorporated by reference to BLSI’s Report on Form 8-K dated July 25, 2002
(20)	Incorporated by reference to BLSI’s Report on Form 8-K dated November 22, 2002
(21)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 12, 2003
(22)	Incorporated by reference to BLSI’s Report on Form 8-A/A dated September 13, 2001
(23)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 1999 Annual Meeting of Stockholders
(24)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2000 Annual Meeting of Stockholders
(25)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2001 Annual Meeting of Stockholders
(26)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders
(27)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2000
(28)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2001
(29)	Filed herewith

*	An extension to the Order Granting Confidential Treatment has been requested, which request has been separately filed with the Securities and Exchange Commission.