Form 10-K/A
period 2002-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2003-04-30
CIK 94784

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

As of April 15, 2003, there were 32,469,588 shares of the Registrant’s Common Stock issued and outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2002

PART III

Items 10, 11, 12, and 13 to the Annual Report on Form 10-K of Boston Life Sciences, Inc. (the “Company”) for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, are hereby amended and restated in their entirety as follows.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The table below sets forth the names and ages of our directors and our executive officers serving as of December 31, 2002:

Directors and Executive Officers	Age
Colin B. Bier, Ph.D. (1)(2)(3)(4)	57
Joseph P. Hernon, CPA	43
S. David Hillson, Esq. (3)(4)	63
Marc E. Lanser, M.D.	54
Robert Langer, Sc.D.	54
Ira W. Lieberman, Ph.D. (1)(2)(4)	60
E. Christopher Palmer, CPA (2)(3)(4)	62
Stephen Peck (1)	68
Robert J. Rosenthal, Ph.D (4)	46

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Press Release Review Committee
(4)	Member of the Executive Committee

The principal occupations and qualifications of each director and executive officer are as follows:

COLIN B. BIER, PH.D. Dr. Bier has been a member of the Board since February 1996. Since 1990, Dr. Bier has been the Managing and Scientific Director of ABA BioResearch, Inc., an independent bioregulatory consulting firm, located in Montreal, Canada, providing expertise for technology assessment, strategic management and regulatory development of biopharmaceuticals. Dr. Bier is a special advisor to the Mount Sinai Hospital in Montreal and Lecturer in Pathology, Faculty of Medicine, McGill University, and an Associate in the Department of Internal Medicine, Montreal General Hospital. Dr. Bier is also a member of the Board of Directors of Neurochem, Inc., a pharmaceutical company, and is also a member of the Board of Directors and on the Scientific Advisory Boards of several private companies. Prior to his association with ABA BioResearch, Inc., Dr. Bier was founder, President and Chief Executive Officer of ITR Laboratories, Inc., a laboratory research company. Before founding ITR Laboratories, Inc., Dr. Bier spent over ten years with Bio-Research Laboratories, Ltd., a contract research laboratory where he was Vice President and Director of Experimental Toxicology and Clinical Pathology. Dr. Bier is the chief executive officer of the Centre for Translational Research in Cancer R&D of the Sir Mortimer B. Davis—Jewish General Hospital in Montreal, Canada. Dr. Bier is also a Senior Clinical Advisor and Venture Partner with TVM TechnoVenture Management. Dr. Bier has published more than twenty-five scientific articles in his field in peer-reviewed journals and received his Ph.D. from Colorado State University.

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

S. DAVID HILLSON, ESQ. Mr. Hillson has been a member of the Board since June 1995 and has served as Chairman of the Board of Directors since September 1996. From June 1995 to March 2003, Mr. Hillson served as President and Chief Executive Office of BLSI. Prior to his responsibilities at BLSI, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross in the research and investment banking divisions in 1994, and was the Senior Managing Director, investment banking, at The Stamford Company in New York City from November 1992 to January 1994. Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities from October 1990 until October 1992. Earlier in his 15-year career as an investment manager, Mr. Hillson was a

Senior Vice President with Shearson, Lehman, Hutton from 1983 to 1990, where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. Prior to his fund management responsibilities, he was the Chairman of the Equity Committee for Hutton Investment Management (1976-1982). He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

MARC E. LANSER, M.D. Dr. Lanser has been Executive Vice President, Chief Scientific Officer and a member of the Board since the inception of the Company in 1992. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer and a member of the Board. Prior to founding the Company in October 1992, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed a NIH funded research project in immunology and received a NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

ROBERT LANGER, SC.D. Dr. Langer has been a member of the Board since June 2000. Dr. Langer is the Kenneth J. Germeshausen Professor of Chemical and Biomedical Engineering at MIT. He received a Bachelor’s Degree from Cornell University in 1970 and a Sc.D. from MIT in 1974, both in chemical engineering. Dr. Langer has received honorary doctorates from the ETH (Switzerland) and the Technion (Israel). Dr. Langer has written more than 700 articles, 400 abstracts, 400 patents (one of which was cited as the outstanding patent in Massachusetts in 1988 and one of 20 outstanding patents in the U.S.), has given more than 600 invited lectures (50 named lectureships), and has edited 13 books. Dr. Langer has received over 100 major awards. He is the only engineer to receive the Gairdner Foundation International Award (56 recipients of this award have subsequently received a Nobel Prize), and he received the Lemelson-MIT Prize, the world’s largest prize for invention. He is also the recipient of the Charles Stark Draper Prize, the world’s highest engineering prize, from the National Academy of Engineering. In 1989, Dr. Langer was elected to the Institute of Medicine and the National Academy of Sciences, and in 1992 he was elected to both the National Academy of Engineering and to the National Academy of Sciences.

IRA W. LIEBERMAN, PH.D. Dr. Lieberman has been a member of the Board since the inception of the Company in 1992. Since July 1, 2002, Dr. Lieberman has been a Senior Advisor for the World Bank in the Private and Financial Sector Department for Europe and Central Asia Region (covering Central and Eastern Europe, the Former Soviet Union and Turkey). From April 1999 to June 2002, Dr. Lieberman was a Sector Manager in the ECA at the World Bank responsible for private and sector operations in Russia, Central Asia and Yugoslavia. During the East Asia crisis (1998-2000), Dr. Lieberman was responsible for working with the Government of Korea on its corporate (chaebol) workout and restructuring program, and from 1995-1999 he was also the Chief Executive Officer of the Consultative Group to Assist the Poorest (CGAP) Secretariat, a micro-finance program, serving the World Bank and some 26 other donor agencies. From 1993-1995, Dr. Lieberman was responsible for assisting the World Bank’s client countries in developing and implementing privatization programs and in this capacity he has worked with a number of governments in Central and Eastern Europe and the Former Soviet Union, Turkey, and Argentina. From 1987 to 1992, Dr. Lieberman was President of LIPAM International, Inc. an international consulting and investment firm. From 1985-1987 he was on the staff of the World Bank and from 1975 to 1982, he was a senior executive with ICC Industries, Inc. where he served as Chief Financial Officer, Executive Vice President and President of ICC’s Manufacturing Group including CEO of Primex Plastics, Inc. one of ICC’s subsidiary companies. He also served on the Board of Directors of various ICC subsidiaries and affiliates. Dr. Lieberman received his B.A. from Lehigh University, an M.B.A. from Columbia University and a Ph.D. (D. Phil.) from Oxford University.

E. CHRISTOPHER PALMER, CPA Mr. Palmer has been a member of the Board since the inception of the Company in 1992. Mr. Palmer is a certified public accountant and founder of a firm providing tax and financial advisory services to high net-worth family groups. Prior to establishing his own firm in 1977, Mr. Palmer was a partner in the accounting firm of Peat Marwick Mitchell & Co. Mr. Palmer is a Director and Chairman of the Executive Committee of Boston Private Bank & Trust Company and a trustee of two private foundations. Mr. Palmer received his M.B.A. from Rutgers University and his A.B. from Dartmouth College.

STEPHEN PECK Mr. Peck has been a member of the Board since June 2002. Mr. Peck has more than 45 years of experience in the investment business. Mr. Peck has been a general partner of Wilderness Partners, L.P. since 1989. He founded the specialist firm S M Peck & Company in 1958. He was a managing and special partner of Weiss, Peck and Greer, and participated in its founding in 1970. He was elected a Governor of the New York Stock Exchange in 1969, and served as Vice Chairman from 1971 to 1972. He is also a member of the Board of Directors of Advance Auto Parts, Inc. (Chair, Audit Committee), Canarc Resource Corp., and Fresenius Medical Care, Inc. (Audit Committee). Mr. Peck served as Chairman of the Board of The Jewish Theological Seminary, Mount Sinai Hospital, Mount Sinai School of Medicine, and Mount Sinai/NYU Health. He continues to serve on those Boards. Mr. Peck is a graduate of The Wharton School.

ROBERT J. ROSENTHAL, Ph.D. Dr. Rosenthal has served as Chief Executive Officer of BLSI since March 2003 and President since joining BLSI in July 2002. At that time, Dr. Rosenthal was appointed by the Board to serve as a member of the Board of Directors until the next annual meeting of stockholders. Prior to becoming

Chief Executive Officer in March 2003, Dr. Rosenthal served as Chief Operating Officer. From January 2001 until June 2002, Dr. Rosenthal was President and Chief Executive Officer of Magellan Discovery Technologies, LLC, an equity investment company, and from March 1999 until December 2000 he was President of the Instrument Group of PerkinElmer Inc., a scientific technology company. From August 1995 until March 1999 he held several positions with ThermoOptek Corporation, a global technology company, including Chief Executive Officer and President. Dr. Rosenthal also serves on the Board of Directors of Protedyne, a tool provider for drug discovery. Dr. Rosenthal holds a B.S. in Chemistry from the University of Maryland, an M.S. in Chemistry from State University of New York (Buffalo) and a Ph.D. in Physical Chemistry from Emory University. He spent a year in Germany completing a post-doctoral fellowship and as a guest scientist of the Alexander von Humboldt Foundation. This was followed by an additional post-doctoral fellowship at UCLA. Dr. Rosenthal also holds an AEA Executive MBA from Stanford University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company’s equity securities (‘‘10% Holders’’) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the forms furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during fiscal 2002 its directors, and officers and 10% Holders complied with all substantive filing requirements under Section 16(a) of the Exchange Act.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 2002 for services rendered in all capacities to each of the most highly compensated executive officers whose total annual salary and bonus for that period exceeded $100,000 (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation							Long Term Compensation Awards- Common Stock Underlying Options (#)
Name and Principal Position	Year	Salary		Bonus		Other Compensation (3)
S. David Hillson, Esq(1) Chairman of the Board	2002 2001 2000	$ $ $	300,000 300,000 285,000	$ $	— 95,000 125,000	$ $	100,000 100,000	— 465,000 220,000

Robert J. Rosenthal, Ph.D(2) President and Chief Executive Officer	2002 2001 2000		$132,479 — —		— — —			750,000 — —

Marc E. Lanser, M.D. Director, Executive Vice President and Chief Scientific Officer	2002 2001 2000	$ $ $	265,000 245,000 230,000	$ $	— 70,000 35,000			— 315,000 —

Joseph P. Hernon, CPA Executive Vice President, Chief Financial Officer and Secretary	2002 2001 2000	$ $ $	210,000 195,000 175,000	$ $	— 50,000 40,000			— 225,000 75,000

(1)	Mr. Hillson held the position of President and Chief Executive Office in 2002.
(2)	Dr. Rosenthal joined the Company on July 9, 2002. On an annualized basis, Dr. Rosenthal’s annual salary for 2002 was $275,000.
(3)	Other Compensation is comprised of an annuity provided to Mr. Hillson under the terms of his previous employment agreement in effect during 2001 and 2002.

Stock Option Information

The following table sets forth, for each of the Named Executive Officers, information concerning the grant of options to such persons in fiscal 2002.

OPTION GRANTS IN LAST FISCAL YEAR

	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year		Exercise or Base Price Per Share (1)		Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation For Option Term(2)
Name							5%		10%
S. David Hillson	None	0%			N/A	N/A		N/A		N/A
Robert J. Rosenthal(3)	150,000 100,000 100,000 200,000 200,000	17.7 11.8 11.8 23.6 23.6	% % % % %	$ $ $ $ $	2.00 2.00 3.00 4.00 5.00	7/9/2012 7/9/2012 7/9/2012 7/9/2012 7/9/2012	$ $ $ $ $	188,668 125,779 188,688 503,116 628,895	$ $ $ $ $	478,123 318,748 478,123 1,274,994 1,593,742
Marc E. Lanser	None	0%			N/A	N/A		N/A		N/A
Joseph P. Hernon	None	0%			N/A	N/A		N/A		N/A

(1)	The exercise price for each option was in excess of the fair market value of the Company’s Common Stock on the date of grant.
(2)	Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations at the 5% and 10% assumed rates established by the SEC and are not intended to forecast possible future appreciation, if any, of the value of the Common Stock.
(3)	Dr. Rosenthal’s options were granted in connection with his joining the Company in July 2002. The options to purchase 150,000 shares at a price of $2.00 per share are exercisable beginning in July 2003. The options to purchase 100,000 shares at a price of $2.00 per share are exercisable beginning in January 2004. The options to purchase 100,000 shares at a price of $3.00 per share are exercisable beginning in July 2004. The options to purchase 200,000 shares at a price of $4.00 per share are exercisable beginning in January 2005. The options to purchase 200,000 shares at a price of $5.00 per share are exercisable beginning in July 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the Named Executive Officers, certain information concerning the value realized upon the exercise of options in fiscal 2002 and the value of unexercised options at December 31, 2002.

	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-end		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
S. David Hillson	—	—	1,089,730	47,500	—	—
Robert J. Rosenthal	—	—	—	750,000	—	—
Marc E. Lanser	—	—	695,420	31,250	$2,263	—
Joseph P. Hernon	—	—	403,865	25,000	—	—

(1)	The fair market value of “in-the-money” options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for Common Stock on the NASDAQ Market of $1.12 on December 31, 2002, multiplied by the number of shares subject to options held.
.

Employment Contracts

S. David Hillson

In April 2003, S. David Hillson, Esq. entered into a new employment agreement with the Company that supercedes his prior agreements. Under the terms of the new employment agreement, Mr. Hillson will remain Chairman of the Board of Directors through the date of the 2004 annual meeting of stockholders provided that he is reelected to the Board at the 2003 annual meeting. In addition, the Company has agreed to nominate Mr. Hillson as a director through the date of the 2006 annual meeting, or June 30, 2006, whichever occurs first. The Company has agreed to pay Mr. Hillson an annual salary of $341,250 and a bonus of $34,125 through December 31, 2003, and has agreed to provide regular employee benefits through December 31, 2003. The employment agreement also provides that Mr. Hillson will be engaged as a consultant from January 1, 2004 through December 31, 2005 and will receive annual consulting fees of $125,000 during the two year period. In addition, Mr. Hillson shall remain eligible, through December 31, 2004, for executive bonus awards based on the Company’s achievement of certain milestones, in accordance with such terms as established by the Compensation Committee. Should Mr. Hillson for any reason other than death, voluntary resignation, or removal or non-reelection by shareholders for cause cease to be a member of the Board, then the balance of his annual salary and/or consulting fees for the period through December 31, 2005 shall become immediately due and payable. If Mr. Hillson ceases to be a member of the Board for any reason, all options to purchase shares in the Company previously granted to him will continue to vest and be exercisable in the manner provided in the Company’s applicable stock option plan, and the exercise period for all unexpired stock options held by Mr. Hillson shall be extended to four years from the date of his departure from the Board. The employment agreement also contains non-competition, confidentiality, invention assignment and non-solicitation provisions.

Robert J. Rosenthal

Robert J. Rosenthal has entered into an employment agreement with the Company. Dr. Rosenthal’s employment agreement, dated July 9, 2002, includes confidentiality and non-competition provisions, and entitles him to annual base salary plus other benefits, as well as additional cash payments should certain events occur. Dr. Rosenthal’s employment agreement is effective through December 31, 2005, and provides for a base annual salary of $275,000 per year. If BLSI terminates Dr. Rosenthal’s employment for reasons other than cause, Dr. Rosenthal shall receive six (6) months of base salary continuation, payable in accordance with the regular payroll practices of the Company. Pursuant to his employment agreement, Dr. Rosenthal also received an initial grant of options to exercise an aggregate amount of 750,000 shares of common stock at prices ranging from $2.00 to $5.00, which options are exercisable at dates ranging from July 2003 through July 2006. In the event Dr. Rosenthal’s employment is terminated within the first twelve (12) months following July 9, 2002 for reasons other than “cause” as defined in the agreement, 150,000 of Dr. Rosenthal’s unvested options shall accelerate and become immediately exercisable, at fair market value, for a period of twenty-four (24) months from the date of termination.

Compensation of Directors

Annual Retainers

Directors who are not employees of the Company (“Non-Employee Directors”) receive cash compensation in the amount of $1,000 per meeting attended in person and $500 per meeting attended telephonically. All directors are reimbursed for ordinary and reasonable expenses of attending any board or committee meetings. Non-Employee Directors will receive the same cash compensation amount per meeting attended in 2003. In addition, Non-Employee Directors were compensated in fiscal 2002 with an annual retainer with a value of $5,000 and will receive the same amount in fiscal 2003. Currently, the annual retainer generally is paid to the Non-Employee Directors through the issuance of options to purchase shares of the Company’s Common Stock pursuant to the 1990 Plan, valued as described below. Each Non-Employee Director elected at an annual meeting of stockholders of the Company is automatically granted options on the thirteenth trading day after the date of such annual meeting (the “Retainer Grant Date”) to purchase a number of shares of the Company equal to the lesser of (a) 2,500 shares and (b) the quotient of the value of the annual retainer for service as a Non-Employee Director of the Company and 80% of the average of the fair market value of a share of the Company’s Common Stock on the ten trading days following the third trading day after the date of such annual meeting of stockholders. If the number of shares of the Company’s Common Stock calculated pursuant to clause (b) above exceeds 2,500 shares, each Non-Employee Director will automatically receive on the Retainer Grant Date, in addition to options to purchase 2,500 shares of the Company’s common stock, a cash payment equal to the remaining portion of the value of the annual retainer not provided for by the grant of such options. Each director who serves as Chairman of a committee of the Board receives an annual retainer of $1,000. The Chairmen of the Audit Committee, the Compensation Committee and the Press Release Review Committee who received this annual retainer in fiscal 2002 were Mr. Palmer, Dr. Lieberman, and Dr. Bier respectively. Mr. Palmer was Chairman of the Executive Committee from the date of its formation in June 2002 until September 2002, at which time Dr. Bier was appointed Chairman of the Executive Committee. Dr. Langer is also a member of the Company’s Scientific Advisory Board pursuant to which the Company paid Dr. Langer consulting fees totaling approximately $53,000 in 2002.

The options granted to Non-Employee Directors pursuant to the annual retainer described above are exercisable at a per share price of 20% of the average fair market value per share of the Company’s Common Stock used to calculate such grant. The options become exercisable as to 75% of the shares of Common Stock of the Company issuable upon exercise of such options six months after the date of grant and as to 100% of such shares, on the later of six months after the date of grant and December 31 of the year in which the grant is made. The options generally terminate ten years after the date of grant.

New Director Options

Each person who is elected or appointed a Non-Employee Director for the first time automatically upon such election or appointment (the “Automatic Grant Date”) will be granted an option to purchase 7,500 shares of the Company’s Common Stock (“New Director Options”). The exercise price of any New Director Options granted under the 1990 Plan may not be less than 100% of the fair market value of shares of the Company’s Common Stock subject thereto on the Automatic Grant Date. Subject to provisions regarding expiration and termination of options, New Director Options become exercisable as to 20% of the shares of the Company’s Common Stock subject thereto on the Automatic Grant Date and become exercisable as to an additional 20% of the shares of the Company’s Common Stock issuable upon exercise thereof on each of the first, second, third and fourth anniversaries of such Automatic Grant Date. New Director Options terminate ten years after the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company’s Board during the last completed fiscal year was composed of Ira Lieberman, Colin Bier and Stephen Peck. No member of the Compensation Committee was at any time during 2002, or formerly, as officer or employee of the Company or any subsidiary of the Company. No executive office of the Company has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity while an executive officer of the other entity served as a director of or a member of the Company’s Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF PRINCIPAL STOCKHOLDERS AND MANAGEMENT

The following table sets forth information, as of April 15, 2003, regarding the beneficial ownership of BLSI Common Stock by:

•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of the outstanding common stock;

•	each of BLSI’s directors;

•	each of BLSI’s executive officers named in the Summary Compensation Table; and

•	all of BLSI’s directors and executive officers as a group.

Unless otherwise indicated below, the address for each listed director and executive officer is c/o Boston Life Sciences, Inc., 20 Newbury Street, 5th Floor, Boston, MA 02116. Beneficial ownership shown is determined in accordance with the rules of the SEC and, as a result, includes voting and investment power with respect to shares. The information in the table was furnished by the persons listed, except that the information for Mr. Gipson, Mr. Boucher, Ingalls & Snyder LLC and Ingalls & Snyder Value Partners, L.P. is based on a Schedule 13G/A filed by those persons with the Securities and Exchange Commission on March 12, 2003. To BLSI’s knowledge, except as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares shown as beneficially owned. The percentage of ownership of common stock for each stockholder is based on 32,469,588 shares of BLSI Common Stock outstanding as of April 15, 2003. The number of shares of BLSI Common Stock outstanding used in calculating the percentage for each listed person includes the shares of BLSI Common Stock underlying the options, warrants or convertible notes beneficially owned by that person that are exercisable within 60 days following April 15, 2003.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Colin B. Bier, Ph.D Director (1)	261,143	*

Joseph P. Hernon, CPA Executive Vice President, Chief Financial Officer and Secretary (2)	496,145	1.51%

S. David Hillson, Esq Chairman of the Board (3)	1,254,230	3.73%

Robert Langer, Sc.D Director (4)	136,814	*

Marc E. Lanser, M.D Director, Executive Vice President and Chief Scientific Officer (5)	797,170	2.40%

Ira W. Lieberman, Ph.D. Director (6)	231,566	*

E. Christopher Palmer, CPA Director (7)	278,466	*

Stephen Peck Director (8)	37,500	*

Robert J. Rosenthal, Ph.D. Director, President and Chief Executive Officer (9)	55,000	*

Robert L. Gipson (10)(11)(12) C/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	7,587,333	19.88%

Thomas O. Boucher, Jr. (11) C/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	4,893,333	13.19%

Ingalls & Snyder, LLC (11)(12) 61 Broadway, New York, NY 10006	4,703,333	12.67%

Ingalls & Snyder Value Partners LP (13) C/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	4,643,333	12.51%

All directors and executive officers as a group (8 persons) (14)	3,548,034	9.93%

* Represents less than 1% of the outstanding shares.

(1)	Includes 251,143 shares of Common Stock issuable upon exercise of options.
(2)	Includes 441,365 shares of Common Stock issuable upon exercise of options.
(3)	Includes 1,152,230 shares of Common Stock issuable upon exercise of options.
(4)	Consists of Common Stock issuable upon exercise of options.
(5)	Includes 745,420 shares of Common Stock issuable upon exercise of options.
(6)	Includes 225,966 shares of Common Stock issuable upon exercise of options.
(7)	Includes 231,966 shares of Common Stock issuable upon exercise of options and warrants.
(8)	Includes 17,500 shares of Common Stock issuable upon exercise of options.
(9)	Includes 50,000 shares of Common Stock issuable upon exercise of options.
(10)	Includes 1,000,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Gipson as to which Mr. Gipson has agreed that if he exercises such warrants prior to June 1, 2005, he will not vote such shares, and 50,000 shares of Common Stock issuable upon additional warrants held by Mr. Gipson.
(11)	Includes 4,143,333 shares of Common Stock issuable upon conversion of senior secured promissory notes held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) and 500,000 shares of Common Stock issuable upon exercise of warrants held by ISVP. ISVP is an investment partnership managed under an investment advisory contract with Ingalls & Snyder LLC (“I&S”). Mr. Gipson, a Senior Director of I&S, and Mr. Boucher, a Managing Director of I&S, are the general partners of ISVP and share the power to vote these shares of Common Stock. ISVP has agreed that if it converts these notes or exercises these warrants prior to June 1, 2005, it will not vote the underlying shares.
(12)	Includes 60,000 shares of Common Stock held in brokerage accounts over which Mr. Gipson holds discretionary investment authority.
(13)	Consists of the 4,143,333 shares of Common Stock issuable upon conversion of senior secured promissory notes and 500,000 shares of Common Stock issuable upon exercise of warrants described in footnote (11).
(14)	Includes 3,252,404 shares of Common Stock issuable upon exercise of options and warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and Executive Officers

Robert Langer, a Director of the Company, is a member of the Company’s Scientific Advisory Board pursuant to which the Company paid Mr. Langer consulting fees totaling approximately $53,000 in 2002 and 2001, respectively.

Christopher Palmer, a Director of the Company, is a director and Chairman of the Executive Committee of the bank where the Company maintains its cash and cash equivalent and investment accounts. The Company paid approximately $28,000 and $43,000 to the bank during fiscal 2002 and 2001, respectively, primarily for investment management services.

During 2001, the Company issued promissory notes to Joseph Hernon and Marc Lanser, both officers of the Company, in the amount of $10,000 and $55,000, respectively. Both notes are payable on demand and accrue interest at a rate of 6%. As of December 31, 2002 and 2001, the balance outstanding on the $10,000 note was none and $10,138, respectively. During the first quarter of 2002, additional borrowings increased the balance on the $55,000 note to $80,000. As of December 31, 2002 and 2001, the balance outstanding on the $55,000 note was $32,901 and $55,957, respectively. The outstanding note balances are included in Other Current Assets in the Company’s Consolidated Balance Sheet. The outstanding balance on the $55,000 note was repaid in full in the first quarter of 2003.

Ingalls & Snyder LLC, Ingalls & Snyder Value Partners, L.P., Robert L. Gipson and Thomas O. Boucher, Jr.

Since the beginning of fiscal 2002, the Company has engaged in transactions with each of the following persons that beneficially own more than 5% of its outstanding Common Stock:

•	Robert L. Gipson;
•	Thomas O. Boucher, Jr.;
•	Ingalls & Snyder LLC, or I&S; and
•	Ingalls & Snyder Value Partners, L.P., or ISVP.

Robert L. Gipson is a Senior Director of I&S. Thomas O. Boucher, Jr. is a Managing Director of I&S. ISVP is an investment partnership managed under an investment advisory contract with I&S. Robert L. Gipson and Thomas O. Boucher, Jr. are the general partners of ISVP and share the power to vote securities of the Company held by ISVP.

The Company has also engaged in transactions with Thomas Gipson, the brother of Robert L. Gipson, and Patricia Gipson, the sister-in-law of Robert L. Gipson.

The material terms of these transactions are described below.

March 2002 Private Placement of Common Stock and Warrants

On March 12, 2002, the Company issued and sold 1,599,568 shares of its Common Stock at a price per share of $2.15 and warrants to purchase an aggregate of 399,892 shares of its Common Stock at an exercise price equal to $2.75 per share to a small number of investors in a private placement. Robert L. Gipson purchased 200,000 shares and warrants to purchase 50,000 shares for an aggregate purchase price of $430,000 as part of the private placement. Thomas Gipson purchased 200,000 shares and warrants to purchase 50,000 shares for an aggregate purchase price of $430,000 as part of the private placement. Pursuant to the terms of a registration rights agreement entered into as part of the private placement, the Company has registered the resale of the shares of Common Stock purchased in the private placement and issuable upon exercise of the warrants.

July 2002 Private Placement of Secured Convertible Notes and Warrants

On July 25, 2002, the Company entered into agreements pursuant to which it issued $4.0 million in principal amount of 10% convertible senior secured promissory notes to ISVP. The notes mature in July 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The notes may be converted into the Company’s Common Stock at the option of the holder at a conversion price of $2.16 per share, subject to anti-dilution adjustments. The notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. ISVP also received warrants to purchase up to 500,000 shares of the Company’s Common Stock. The warrants are exercisable through July 2007 at an exercise price of $2.16 per share. As described below and pursuant to the terms of the notes, as part of subsequent transactions with the Company, the conversion price of the notes has been reduced and ISVP has agreed to certain restrictions on the voting of the shares issuable upon conversion of the notes and warrants.

November 2002 Consent to Transfer and Amendment of Outstanding Warrants

On November 22, 2002, the Company entered into a Consent to Transfer and Warrant Amendment with I&S, Robert L. Gipson, ISVP and another party that is not affiliated with those persons. Pursuant to this agreement, the Company consented to the transfer of outstanding warrants to purchase 1,820,123 shares of the Company’s common stock by Brown Simpson Partners I, Ltd., then a holder of more than 5% of the Company’s outstanding Common Stock, to Robert L. Gipson (1,000,000 shares) and the other party involved (820,123 shares). Effective upon the transfer, the terms of the warrants were amended, among other things, to reduce the exercise price of the warrants from $2.15 per share to $2.00 per share, to extend the expiration date from September 22, 2004 to December 31, 2006 and to eliminate the reset and anti-dilution provisions. In connection with this transaction, the Company also agreed that the conversion price of the notes held by ISVP would be reduced from $2.16 per share to $2.00 per share, and the Company amended its stockholder rights plan to, among other things, exempt each of I&S, ISVP and Gipson from being an “Acquiring Person” under the rights plan so long as such persons, collectively, together with all affiliates of such persons, beneficially own less than 20% of the Company’s Common Stock.

March 2003 Private Placement of Common Stock

On March 12, 2003, the Company issued and sold an aggregate of 10,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement. The investors in the private placement included Robert L. Gipson, Thomas Gipson, Thomas O. Boucher, Jr. other partners and employees of I&S and other individual investors. Robert L. Gipson purchased 1,150,000 shares in the private placement for an aggregate purchase price of $1,150,000. Thomas O. Boucher, Jr. purchased 250,000 shares in the private placement for an aggregate purchase price of $250,000. Thomas Gipson purchased 1,000,000 shares in the private placement for an aggregate purchase price of $1,000,000. Patricia Gipson purchased 100,000 shares in the private placement for an aggregate purchase price of $100,000. In connection with the March 2003 private placement, ISVP agreed to restrictions on the voting of any shares of Common Stock issued to it prior to June 1, 2005 pursuant to conversion or exercise of the notes and warrants issued in the July 2002 transaction, and Robert L. Gipson agreed to restrictions on the voting of any shares of Common Stock issued to him prior to June 1, 2005 pursuant to exercise of warrants to purchase 1,000,000 shares of Common Stock acquired from a third party in the November 2002 transaction. These restrictions provide that if either person converts or exercises all or any portion of the notes and warrants prior to June 1, 2005, such person will not (a) vote the shares of common stock received upon such conversion or exercise, (b) deposit any such common stock in a voting trust, or subject such common stock to any other arrangement or agreement with respect to voting, or (c) communicate with or seek to advise or influence any other person with respect to the solicitation or voting of such common stock in opposition to any matter that has been recommended by the Board of Directors or in favor of any matter that has not been approved by the Board of Directors. The Company also amended its stockholder rights plan to provide that prior to June 1, 2005, I&S, ISVP and Robert L. Gipson and their affiliates will be deemed not to beneficially own the notes and warrants subject to the voting restrictions and any common stock issued or issuable upon their conversion or exercise in determining whether such persons beneficially own less than 20% of the outstanding Common Stock under the plan. In connection with these transactions, the conversion price of the notes was reduced to $1.00 per share.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(3)    The following Exhibits filed herewith are hereby added to the Exhibit Index filed as a part of the Annual Report on Form 10-K and thereby deemed filed as part of such Annual Report.

10.28	Restated Executive Compensation Consulting and Director Agreement between Boston Life Sciences, Inc. and S. David Hillson, dated as of April 13, 2003.

99.3	Certification of Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.4	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON LIFE SCIENCES, INC. (REGISTRANT)

April 30, 2003	By:	/s/ ROBERT J. ROSENTHAL
Robert J. Rosenthal President & Chief Executive Officer

CERTIFICATIONS

I, Robert J. Rosenthal, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Life Sciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 30, 2003	/s/ ROBERT J. ROSENTHAL

Robert J. Rosenthal, Ph.D. Director, President & Chief Executive Officer

I, Joseph Hernon, certify that:

1.	I have reviewed this annual report on Form 10-K of Boston Life Sciences, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: April 30, 2003	/s/ JOSEPH P. HERNON

Joseph P. Hernon, CPA Executive Vice President, Chief Financial Officer and Secretary