Form 10-Q
period 2003-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2003-05-15
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                          to

Commission File Number 0-6533

BOSTON LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0277826 (IRS Employer Identification No.)

20 Newbury Street, 5th Floor, Boston, Massachusetts (Address of principal executive offices)	02116 (Zip code)

(617) 425-0200

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

As of May 9, 2003 there were 32,469,588 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

Page (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	1

Consolidated Statements of Operations for the three months ended March 31, 2003 and 2002, and for the period from inception (October 16, 1992) to March 31, 2003	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2003 and 2002, and for the period from inception (October 16, 1992) to March 31, 2003	3

Notes to Consolidated Financial Statements	4 – 6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 – 12

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 – Controls and Procedures	12

Part II – Other Information

Item 1 – Legal Proceedings	13

Item 2 – Changes in Securities	13

Item 3 – Defaults Upon Senior Securities	13

Item 4 – Submission of Matters to a Vote of Security Holders	13

Item 5 – Other Information	13

Item 6 – Exhibits and Reports on Form 8-K	13

Signatures	14

Certifications	15 – 16

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$9,218,932	$794,401
Short-term investments	5,484,282	6,177,705
Other current assets	430,397	421,753

Total current assets	15,133,611	7,393,859
Fixed assets, net	738,979	784,896
Other assets	341,585	349,138

Total assets	$16,214,175	$8,527,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,840,947	$1,835,168
Non-current liabilities:
10% convertible senior secured promissory notes	3,612,891	3,869,872
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 525,000 shares designated; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 32,469,588 and 22,374,210 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	324,696	223,742
Additional paid-in capital	98,792,648	88,511,684
Accumulated other comprehensive income	24,564	115,400
Deficit accumulated during development stage	(88,381,571)	(86,027,973)

Total stockholders’ equity	10,760,337	2,822,853

Total liabilities and stockholders’ equity	$16,214,175	$8,527,893

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		From Inception (October 16, 1992) to March 31, 2003
	2003	2002
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	1,364,466	2,062,876	56,368,472
General and administrative	971,196	912,757	23,277,519
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	2,335,662	2,975,633	91,792,535

Loss from operations	(2,335,662)	(2,975,633)	(90,892,535)
Other expenses	—	(143,500)	(1,580,621)
Interest expense	(144,401)	—	(2,634,468)
Investment income	126,465	99,342	6,726,053

Net loss	$(2,353,598)	$(3,019,791)	$(88,381,571)

Basic and diluted net loss per share	$(0.10)	$(0.14)

Weighted average shares outstanding	24,612,329	21,130,102

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		From Inception (October 16, 1992) to March 31, 2003
	2003	2002

Cash flows from operating activities:
Net loss	$(2,353,598)	$(3,019,791)	$(88,381,571)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Conversion of accrued interest into notes payable	—	—	143,333
Non-cash interest expense	32,019	—	658,243
Non-cash charges related to options, warrants and common stock	162,849	147,876	3,997,432
Amortization and depreciation	62,974	34,281	1,825,264
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(8,644)	(44,968)	428,566
Increase in accounts payable and accrued expenses	5,779	666,888	1,068,282

Net cash used for operating activities	(2,098,621)	(2,215,714)	(64,613,907)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(8,258)	(34,613)	(1,294,613)
Increase in other assets	(1,246)	(250,000)	(613,785)
Purchases of short-term investments	(2,262,291)	(2,430,559)	(94,644,933)
Sales and maturities of short-term investments	2,864,878	4,576,958	89,185,215

Net cash provided by (used for) investing activities	593,083	1,861,786	(5,610,079)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,000,000	3,439,071	44,688,253
Proceeds from issuance of preferred stock	—	—	27,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(2,796,467)
Payments of financing costs	(69,931)	(510,675)	(4,455,474)

Net cash provided by financing activities	9,930,069	2,928,396	79,442,918

Net increase in cash and cash equivalents	8,424,531	2,574,468	9,218,932
Cash and cash equivalents, beginning of period	794,401	287,302	—

Cash and cash equivalents, end of period	$9,218,932	$2,861,770	$9,218,932

Supplemental cash flow disclosures:
Non-cash transactions (see note 5)

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2003

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

The interim unaudited consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K.

2. Net Loss Per Share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.

Stock options and warrants to purchase approximately 10.8 million and 9.2 million shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2003, which could generate proceeds to the Company of up to $39 million, could potentially dilute earnings per share in the future. At March 31, 2003, outstanding promissory notes which are convertible into 4,143,333 shares of common stock were not included in the computation of diluted net loss per common share because they were anti-dilutive.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

3.	Comprehensive Loss

The Company had total comprehensive loss of $2,444,434 and $3,096,032 for the three months ended March 31, 2003 and 2002, respectively.

4.	Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its employee stock-based compensation plans and related equity issuances, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, provided other criteria are met, no compensation expense is recognized. All stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2003	2002
Net loss, as reported	$(2,353,598)	$(3,019,791)
Add: Stock-based employee compensation expense recognized	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(181,476)	(200,322)

Pro forma net loss	$(2,535,074)	$(3,220,113)

Basic and diluted loss per share
As reported	$(0.10)	$(0.14)
Pro forma	$(0.10)	$(0.15)

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

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

5. Stockholders’ Equity

On March 12, 2003, the Company issued and sold an aggregate of 10,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement. The investors in the private placement included Robert L. Gipson, partners and employees of Ingalls & Snyder LLC, Thomas O. Boucher, Jr. and other individual investors. The Company and the purchasers are relying on Regulation D under the Securities Act to exempt the sale from registration under the Securities Act. The Company is obligated to file a registration statement covering the resale of the shares if requested by the investors and may be required to include the shares in future registrations of securities by the Company.

In connection with the private placement, two existing securityholders of the Company, Ingalls & Snyder Value Partners, L.P. and Robert L. Gipson, agreed to restrictions on the voting of any shares of common stock issued to them prior to June 1, 2005 pursuant to their conversion of exercise of certain outstanding convertible notes and warrants of the Company. These restrictions provide that if either securityholder converts or exercises all or any portion of the convertible notes and warrants prior to June 1, 2005, such securityholder will not (a) vote the shares of common stock received upon such conversion or exercise, (b) deposit any such common stock in a voting trust, or subject such common stock to any other arrangement or agreement with respect to voting, or (c) communicate with or seek to advise or influence any other person with respect to the solicitation or voting of such common stock in opposition to any matter that has been recommended by the Board of Directors or in favor of any matter that has not been approved by the Board of Directors.

In recognition of these restrictions, the Company has amended its Rights Agreement, dated as of September 11, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent, as amended, to provide that prior to June 1, 2005, these securityholders and their affiliates will be deemed not to beneficially own the convertible notes and warrants and any common stock issued or issuable upon their conversion or exercise for purposes of the Rights Agreement.

As a result of the private placement, the conversion price of the company’s outstanding convertible notes has been reduced to $1.00 per share in accordance with the antidilution provisions of the notes. As of March 31, 2003, the notes are convertible into 4,143,333 shares of common stock. In addition, the Company recorded a beneficial conversion feature related to the notes as a result of the reduction in the conversion price, whereby the carrying value of the notes decreased and additional paid in capital increased by approximately $289,000. The value of the beneficial conversion feature will be recognized as interest expense over the remaining life of the notes.

In March 2003, the Company purchased the 10% minority interest in ProCell Pharmaceuticals, one of the Company’s subsidiaries for 95,378 shares of common stock which resulted in a non-cash charge of approximately $90,000. As of March 31, 2003, the Company owns 100% of the equity of ProCell Pharmaceuticals.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company’s actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the duration and results of pre-clinical testing and clinical trials and their effect on the Food and Drug Administration, or FDA, regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the Company’s reliance on outside providers for the conduct of its research and development, pre-clinical and clinical activities. Other factors include those set forth under the caption “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the documents referred to under such caption.

General

Description of Company

The Company is a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers and autoimmune diseases. At March 31, 2003, the Company is considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7.

Product Development

ALTROPANE is an imaging agent for the diagnosis of Parkinsonian Syndrome, or PS, (including Parkinson’s Disease, or PD), and Attention Deficit Hyperactivity Disorder, or ADHD. We have completed a Phase III clinical trial for the diagnosis of PS and hope to submit a New Drug Application, or NDA, with the FDA in the first half of 2003. We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We are currently conducting pre-clinical studies required for the filing of an Investigational New Drug, or IND. We expect to file an IND in 2004. Subsequent to filing an IND, Phase I clinical studies will commence.

Troponin I, or Troponin, is our anti-angiogenic agent under development as a potential treatment for cancer. Troponin is presently in pre-clinical development.

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

Results of Operations

Three Months Ended March 31, 2003 and 2002

The Company’s net loss was $2,353,598 during the three months ended March 31, 2003 as compared with $3,019,791 during the three months ended March 31, 2002. Net loss per common share equaled $0.10 per share for the 2003 period as compared to $0.14 per share for the 2002 period. The decrease in net loss in the 2003 period was primarily due to lower research and development expenses. The lower net loss per common share in the 2003 period was primarily due to a decrease in net loss in the

2003 period and to a lesser degree, to an increase in weighted average shares outstanding of approximately 3.5 million shares.

Research and development expenses were $1,364,466 during the three months ended March 31, 2003 as compared with $2,062,876 during the three months ended March 31, 2002. The decrease was primarily attributable to lower manufacturing development costs for Troponin of approximately $634,000 and lower pre-clinical costs for Inosine of approximately $163,000. The decrease was partially offset by higher costs in the 2003 period related to the preparation of the NDA for ALTROPANE for the diagnosis of PS of approximately $214,000.

General and administrative expenses were $971,196 during the three months ended March 31, 2003 as compared with $912,757 during the three months ended March 31, 2002. The increase was primarily related to higher non-cash consulting expenses of approximately $73,000 and higher NASDAQ fees of approximately $45,000 related to the Company’s transfer to the Small Cap Market in March 2003. The increase in these expenses was partially offset by lower legal fees of approximately $76,000 in connection with patent and intellectual property efforts.

Other expenses were none during the three months ended March 31, 2003 as compared with $143,500 during the three months ended March 31, 2002. During the 2002 period, the Company entered into an agreement with a securityholder to modify the terms of certain warrants held by the securityholder. The securityholder agreed to defer the date on which the exercise price of the warrants would be reset. In return, the Company issued additional warrants to the securityholder. The non-cash charge of $143,500 was based upon a fair value calculation of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

Interest expense was $144,401 during the three months ended March 31, 2003 as compared with none during the three months ended March 31, 2002. The increase is due to the July and December 2002 issuance of $4 million and $0.1 million of 10% convertible notes, respectively. During the 2003 period, the Company incurred approximately $103,000 in interest on the 10% coupon, $32,000 in non-cash interest associated with the accretion of the discounted carrying value of the notes and $9,000 in amortization of debt issuance costs.

Investment income was $126,465 during the three months ended March 31, 2003 as compared with $99,342 during the three months ended March 31, 2002. The increase was primarily due to higher realized gains of approximately $70,000 in the 2003 period, partially offset by lower average cash, cash equivalent, and short-term investment balances during the 2003 period as compared to the 2002 period.

Liquidity and Capital Resources

Cash used in operating activities, primarily related to our net loss, totaled $2,098,621 during the three months ended March 31, 2003 as compared with $2,215,714 during the three months ended March 31, 2002. The decrease in 2003 is primarily related to lower research and development expenses in 2003. Cash provided by investing activities totaled $593,083 during the three months ended March 31, 2003 as compared with $1,861,786 during the three months ended March 31, 2002. The difference in investing activities principally reflects the purchase of short-term investments with the proceeds from the private placements, described below, completed by the Company in 2003 and 2002, net of the sales of short-term investments which were subsequently used to fund operations. Cash flow from financing activities was $9,930,069 during the three months ended March 31, 2003 as compared with $2,928,396 during the three months ended March 31, 2002. The difference in financing activities principally reflects the effect of the private placements, described below, completed by the Company in 2003 and 2002.

As of March 31, 2003, the Company has incurred total net losses since inception of approximately $88 million. To date, the Company has dedicated most of its financial resources to the research and development of its product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, the Company has primarily satisfied its working capital requirements from the sale of the Company’s securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended March 31, 2003 is as follows:

Date	Net Proceeds Raised	Securities Issued
March 2003	$9.9 million	Common stock
July 2002	$3.9 million	Convertible debentures and warrants to purchase common stock
March 2002	$2.8 million	Common stock and warrants to purchase common stock
June 2000	$9.9 million	Common stock and warrants to purchase common stock

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

At March 31, 2003, the Company had available cash, cash equivalents, and investments of approximately $14.7 million and working capital of approximately $13.3 million. The Company believes that the cash, cash equivalents, and investments available at March 31, 2003 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

Following is information on the direct research and development costs incurred (all amounts in thousands) on the Company’s principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $8.8 million on a cumulative basis.

Program	Period (1)	Year to date	Cumulative
Diagnostic imaging	$365	$365	$15,614
Anti-angiogenesis	49	49	12,780
CNS regeneration	262	262	4,422
Auto-immune diseases	13	13	2,630
Other	$20	$20	$817

(1)	three months ended March 31, 2003

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by the Company could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, the Company cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty of the number of required trials and size of such trials and the duration of development. As of March 31, 2003, the Company estimates that it will incur approximately $250,000 in additional direct research and development costs to complete the preparation and submission of the NDA for ALTROPANE for the diagnosis of PS. This estimate does not include research and development employee and related overhead costs. Actual costs and time to complete may differ significantly from the estimates.

The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2012 and contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company also leases laboratory space that expires in May 2004 and can be renewed by the Company for an additional two-year period. Research and development commitments consists of contractual obligations with third parties. During 2003, the Company finalized certain agreements, primarily related to Inosine, which increased its future research and development commitments. The Company also finalized an Executive Consulting and Director Agreement with its former President under which it will make payments of $125,000 in both 2004 and 2005, which amounts are included below under Other General and Administrative. As of March 31, 2003, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Other General and Administrative	Maturity Of Debt
2003	$2,740,000	$228,041	—	—
2004	200,000	280,456	$125,000	—
2005	—	264,000	125,000	$4,143,333
2006	—	271,700	—	—
2007	—	277,200	—	—
Thereafter	—	1,303,500	—	—

	$2,940,000	$2,624,897	$250,000	$4,143,333

In July 2002, the Company entered into agreements pursuant to which the Company has issued $4.0 million in principal amount of 10% convertible senior secured promissory notes to a single institutional investor in a private placement. The Notes were issued pursuant to exemptions afforded by Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. The Notes mature in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional Notes on the same terms. Pursuant to the Company’s private placement of common stock completed in March 2003, the Notes may be converted into the Company’s common stock at the option of the holder at a conversion price of $1.00 per share, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations and warranties and covenants contained in the agreements. If an event of default were to occur, the Company’s obligations under the notes could be accelerated and become immediately due and payable in full.

Item 3 – Quantitative and Qualitative Disclosures about Market Ris k

There have been no material changes in the market risks reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) as of a date within 90 days before the filing date of this Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective in enabling the Company to identify, process and report information required to be disclosed in the reports the Company files under the Exchange Act.

Changes in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None.

ITEM 2: CHANGES IN SECURITIES.

On March 12, 2003, the Company issued and sold an aggregate of 10,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement. The investors in the private placement included Robert L. Gipson, partners and employees of Ingalls & Snyder LLC, Thomas O. Boucher, Jr. and other individual investors. The Company and the purchasers are relying on Regulation D under the Securities Act to exempt the sale from registration under the Securities Act. The Company is obligated to file a registration statement covering the resale of the shares if requested by the investors and may be required to include the shares in future registrations of securities by the Company.

In connection with the private placement, two existing securityholders of the Company, Ingalls & Snyder Value Partners, L.P. and Robert L. Gipson, agreed to restrictions on the voting of any shares of common stock issued to them prior to June 1, 2005 pursuant to their conversion of exercise of certain outstanding convertible notes and warrants of the Company. These restrictions provide that if either securityholder converts or exercises all or any portion of the convertible notes and warrants prior to June 1, 2005, such securityholder will not (a) vote the shares of common stock received upon such conversion or exercise, (b) deposit any such common stock in a voting trust, or subject such common stock to any other arrangement or agreement with respect to voting, or (c) communicate with or seek to advise or influence any other person with respect to the solicitation or voting of such common stock in opposition to any matter that has been recommended by the Board of Directors or in favor of any matter that has not been approved by the Board of Directors.

In recognition of these restrictions, the Company has amended its Rights Agreement, dated as of September 11, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent, as amended, to provide that prior to June 1, 2005, these securityholders and their affiliates will be deemed not to beneficially own the convertible notes and warrants and any common stock issued or issuable upon their conversion or exercise for purposes of the Rights Agreement.

As a result of the private placement, the conversion price of the company’s outstanding convertible notes has been reduced to $1.00 per share in accordance with the antidilution provisions of the notes. As of March 31, 2003, the notes are convertible into 4,143,333 shares of common stock. In addition, the Company recorded a beneficial conversion feature related to the notes as a result of the reduction in the conversion price, whereby the carrying value of the notes decreased and additional paid in capital increased by approximately $289,000. The value of the beneficial conversion feature will be recognized as interest expense over the remaining life of the notes.

The Company did not incur any placement agent fees in connection with the private placement.

For more information regarding the sale of our common stock, see our Current Report on Form 8-K dated March 12, 2003.

In March 2003, the Company purchased the 10% minority interest in ProCell Pharmaceuticals, one of the Company’s subsidiaries for 95,378 shares of common stock which resulted in a non-cash charge of approximately $90,000. As of March 31, 2003, the Company owns 100% of the equity of ProCell Pharmaceuticals.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5: OTHER INFORMATION.

(a)	Exhibits.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

99.1

Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, Unites States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.2	Common Stock Purchase Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein. (2)

99.3	Second Addendum to Registration Rights Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (Exhibit A to the Purchase Agreement). (2)

99.4	Letter Agreements, each dated as of March 12, 2003, by and among the Company and the securityholders named therein (Exhibit B to the Purchase Agreement). (2)

99.5	Amendment No. 3 to Rights Agreement dated as of March 12, 2003 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (Exhibit C to the Purchase Agreement). (2)

99.6	Officer’s Certificate of Adjustment of the Conversion Price of 10% Convertible Senior Secured Promissory Notes (Exhibit D to the Purchase Agreement). (2)

                             (1)     Filed herewith.

                             (2)     Incorporated by reference to the Company’s Current Report on Form 8-K dated March 12, 2003.

(b)	Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2003:

Date of Report	Item Reported
March 12, 2003	5,7
March 25, 2003	7,9

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: May 15, 2003	/s/ ROBERT J. ROSENTHAL
Robert J. Rosenthal
President and Chief Executive Officer
(Principal Executive Officer)

/s/ JOSEPH HERNON
Joseph Hernon
Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert J. Rosenthal, certify that:

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

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	May 15, 2003	/s/ ROBERT J. ROSENTHAL
Robert J. Rosenthal Director, Chief Executive Officer and President

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joseph Hernon, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boston Life Sciences, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE:	May 15, 2003	/s/ JOSEPH HERNON
Joseph Hernon Executive Vice President, Chief Financial Officer and Secretary