Form 10-Q
period 2003-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2003-08-14
CIK 94784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ________________

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
Yes ☐ No ☒

As of August 8, 2003 there were 32,469,588 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

			Page (s)

Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	1

		Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002, and for the period from inception (October 16, 1992) to June 30, 2003	2

		Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002, and for the period from inception (October 16, 1992) to June 30, 2003	3

		Notes to Consolidated Financial Statements	4 - 6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 12

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	12

	Item 4	Controls and Procedures	12

Part II	Other Information

	Item 1	Legal Proceedings	13

	Item 2	Changes in Securities and Use of Proceeds	13

	Item 3	Defaults Upon Senior Securities	13

	Item 4	Submission of Matters to a Vote of Security Holders	13 - 14

	Item 5	Other Information	14

	Item 6	Exhibits and Reports on Form 8-K	14

SIGNATURES	15

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.
(A Development Stage Enterprise)

Consolidated Balance Sheets
(Unaudited)

	June 30, 2003	December 31, 2002

Assets
Current assets:
Cash and cash equivalents	$1,321,779	$794,401
Short-term investments	11,126,916	6,177,705
Other current assets	562,182	421,753

Total current assets	13,010,877	7,393,859
Fixed assets, net	713,603	784,896
Other assets	326,922	349,138

Total assets	$14,051,402	$8,527,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,356,049	$1,835,168
Non-current liabilities:
10% convertible senior secured promissory notes	3,878,836	3,869,872
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 525,000 shares designated; no shares issued and outstanding	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 32,469,588 and 22,374,210 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	324,696	223,742
Additional paid-in capital	98,839,060	88,511,684
Accumulated other comprehensive (loss) income	(64,311)	115,400
Deficit accumulated during development stage	(90,282,928)	(86,027,973)

Total stockholders’ equity	8,816,517	2,822,853

Total liabilities and stockholders’ equity	$14,051,402	$8,527,893

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (October 16, 1992) to June 30, 2003

	2003	2002	2003	2002

Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	996,099	1,736,523	2,360,565	3,799,399	57,364,571
General and administrative	884,320	852,009	1,855,516	1,764,766	24,161,839
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	1,880,419	2,588,532	4,216,081	5,564,165	93,672,954

Loss from operations	(1,880,419)	(2,588,532)	(4,216,081)	(5,564,165)	(92,772,954)
Other expenses	—	(143,500)	—	(287,000)	(1,580,621)
Interest expense	(172,887)	—	(317,288)	—	(2,807,355)
Investment income	151,949	135,795	278,414	235,137	6,878,002

Net loss	$(1,901,357)	$(2,596,237)	$(4,254,955)	$(5,616,028)	$(90,282,928)

Basic and diluted net loss per share	$(0.06)	$(0.12)	$(0.15)	$(0.26)

Weighted average shares outstanding	32,469,588	22,374,210	28,540,959	21,752,156

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		From Inception (October 16, 1992) to June 30, 2003

	2003	2002

Cash flows from operating activities:
Net loss	$(4,254,955)	$(5,616,028)	$(90,282,928)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	207,167	—	350,500
Non-cash interest expense	90,797	—	717,021
Non-cash charges related to options, warrants and common stock	230,558	313,625	4,065,141
Amortization and depreciation	127,136	71,400	1,889,426
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(140,429)	(241,200)	296,781
(Decrease) increase in accounts payable and accrued expenses	(479,119)	465,632	583,384

Net cash used for operating activities	(4,218,845)	(5,006,571)	(66,734,131)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(38,245)	(173,807)	(1,324,600)
Decrease (increase) in other assets	4,618	(250,181)	(607,921)
Purchases of short-term investments	(11,444,934)	(3,411,987)	(103,827,576)
Sales and maturities of short-term investments	6,316,012	6,097,549	92,636,349

Net cash (used for) provided by investing activities	(5,162,549)	2,261,574	(11,365,711)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,000,000	3,439,071	44,688,253
Proceeds from issuance of preferred stock	—	—	27,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(2,796,467)
Payments of financing costs	(91,228)	(540,128)	(4,476,771)

Net cash provided by financing activities	9,908,772	2,898,943	79,421,621

Net increase in cash and cash equivalents	527,378	153,946	1,321,779
Cash and cash equivalents, beginning of period	794,401	287,302	—

Cash and cash equivalents, end of period	$1,321,779	$441,248	$1,321,779

Supplemental cash flow disclosures:
Non-cash transactions (see note 5)

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)
June 30, 2003

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

Stock options and warrants to purchase approximately 11.7 million and 9.6 million shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2003, which could generate proceeds to the Company of up to $40 million, could potentially dilute earnings per share in the future. At June 30, 2003, outstanding promissory notes which are convertible into 4,350,500 shares of common stock were not included in the computation of diluted net loss per common share because they were anti-dilutive.

3. Comprehensive Loss

The Company had total comprehensive loss of $1,990,232 and $2,553,611 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, total comprehensive loss was $4,434,666 and $5,649,643, respectively.

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

Boston Life Sciences, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net loss, as reported	$(1,901,357)	$(2,596,237)	$(4,254,955)	$(5,616,028)
Add: Stock-based employee compensation expense recognized	47,311	—	47,311	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(197,751)	(194,633)	(379,227)	(394,955)

Pro forma net loss	$(2,051,797)	$(2,790,870)	$(4,586,871)	$(6,010,983)

Basic and diluted loss per share
As reported	$(0.06)	$(0.12)	$(0.15)	$(0.26)

Pro forma	$(0.06)	$(0.12)	$(0.16)	$(0.28)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 5.00% to 6.00%; and expected lives ranging from three to five years.

5. Stockholders’ Equity

On March 12, 2003, the Company sold and issued an aggregate of 10,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement. The investors in the private placement included Robert L. Gipson, partners and employees of Ingalls & Snyder LLC, Thomas O. Boucher, Jr. and other individual investors. The Company is obligated to file a registration statement covering the resale of the shares if requested by the investors and may be required to include the shares in future registrations of securities by the Company.

In connection with the private placement, two existing securityholders of the Company, Ingalls & Snyder Value Partners, L.P., or ISVP, and Robert L. Gipson, agreed to restrictions on the voting of any shares of common stock issued to them prior to June 1, 2005 pursuant to their conversion or exercise of certain outstanding convertible notes and warrants of the Company. These restrictions provide that if either securityholder converts or exercises all or any portion of the convertible notes and warrants prior to June 1, 2005, such securityholder will not (a) vote the shares of common stock received upon such conversion or exercise, (b) deposit any such common stock in a voting trust, or subject such common stock to any other arrangement or agreement with respect to voting, or (c) communicate with or seek to advise or influence any other person with respect to the solicitation or voting of such common stock in opposition to any matter that has been recommended by the Board of Directors or in favor of any matter that has not been approved by the Board of Directors.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

In connection with the private placement, on March 12, 2003, the Company amended its Rights Agreement, dated as of September 11, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent, as amended, to provide that prior to June 1, 2005, these securityholders and their affiliates will be deemed not to beneficially own the convertible notes and warrants and any common stock issued or issuable upon their conversion or exercise for purposes of the Rights Agreement.

As a result of the private placement, the conversion price of the Company’s outstanding convertible notes has been reduced to $1.00 per share in accordance with the anti-dilution provisions of the notes. The reduction in the conversion price created a beneficial conversion feature, which was recognized as a decrease in the carrying value of the notes and an increase in additional paid in capital of approximately $289,000. The value of the beneficial conversion feature will be recognized as interest expense over the remaining life of the notes.

As of June 1, 2003, the Company issued $207,167 in additional principal amount of 10% Convertible Senior Secured Promissory Notes to ISVP for interest accrued for the period from December 2, 2002 through June 1, 2003. As of June 30, 2003, ISVP held a total of $4,350,500 in principal amount of 10% Convertible Senior Secured Promissory Notes which are convertible into 4,350,500 shares of common stock.

In March 2003, the Company purchased the 10% minority interest in ProCell Pharmaceuticals, one of the Company’s subsidiaries for 95,378 shares of common stock which resulted in a non-cash charge of approximately $90,000.

In June 2001, the Company entered into an agreement with Pictet Global Sector Fund-Biotech, or Pictet, which agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price was reset to $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to Pictet. The Company was not required to record an initial charge in connection with the transaction because the fair value (as determined under the Black-Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision. Under the June 2001 agreement, the Company is also obligated to issue additional warrants in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. In accordance with this agreement, in June 2002, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share, based on the increase in common stock outstanding from June 25, 2001 through June 30, 2002, and, in June 2003, the Company issued an additional 76,890 warrants, exercisable at $1.86 per share, based on the increase in common stock outstanding from July 1, 2002 through June 30, 2003. At June 30, 2003, the Company had issued all the warrants that it is obligated to issue under the 2001 agreement. The Company recorded a charge of approximately $287,000 related to this obligation which is included ratably during the first and second quarters of 2002 in Other Expenses in the Consolidated Statement of Operations.

6. Subsequent Event

On June 30, 2003, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Incorporation of the Company increasing the number of authorized shares of Common Stock to 60,000,000. The Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware on July 10, 2003.

7. Recent Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity’s own shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company had no financial instruments that are expected to require reclassification.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

Description of Company

The Company is a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers. At June 30, 2003, the Company is considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7.

Product Development

ALTROPANE is an imaging agent being developed for the diagnosis of Parkinsonian Syndromes, or PS, (including Parkinson’s Disease, or PD), Parkinsonian Tremor, and Attention Deficit Hyperactivity Disorder, or ADHD. We have successfully completed one Phase III clinical trial for the diagnosis of PS and plan to conduct a second Phase III clinical trial designed to distinguish Benign Essential Tremor from Parkinsonian Tremor. We are pursuing a Special Protocol Assessment filing with the FDA for ALTROPANE in connection with our plans to conduct this second Phase III clinical study in Benign Essential Tremor patients, prior to submission of a New Drug Application, as recommended by the FDA in discussions with the Company. We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We are currently conducting pre-clinical studies required for the filing of an Investigational New Drug, or IND. We expect to file an IND for Inosine in 2004 and, subsequent to FDA’s approval, initiate clinical trials in humans

Troponin I, or Troponin, is our anti-angiogenic agent under development as a potential treatment for cancer. Troponin is presently in pre-clinical development.

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

Results of Operations

Three Months Ended June 30, 2003 and 2002

The Company’s net loss was $1,901,357 during the three months ended June 30, 2003 as compared with $2,596,237 during the three months ended June 30, 2002. Net loss per share equaled $0.06 per share for the 2003 period as compared to $0.12 per share for the 2002 period. The decrease in net loss in the 2003 period was primarily due to lower research and development expenses. The lower net loss per common share in the 2003 period was due to a decrease in net loss in the 2003 period and to the effect of an increase in weighted average shares outstanding of approximately 10.1 million shares in the 2003 period.

Research and development expenses were $996,099 during the three months ended June 30, 2003 as compared with $1,736,523 during the three months ended June 30, 2002. The decrease was primarily attributable to lower manufacturing development costs for Troponin of approximately $387,000, lower pre-clinical costs for Inosine of approximately $184,000 and lower pre-clinical costs for earlier stage product candidates of approximately $104,000. During the 2002 period, the Company’s manufacturing efforts on Troponin were focused on continuing work on the development of the manufacturing process whereas in the 2003 period such efforts were focused on refining the purification process and accumulating material for further pre-clinical studies.

General and administrative expenses were $884,320 during the three months ended June 30, 2003 as compared with $852,009 during the three months ended June 30, 2002. The increase was primarily related to higher non-cash compensation related charges of approximately $32,000 in the 2003 period.

Other expenses were none during the three months ended June 30, 2003 as compared with $143,500 during the three months ended June 30, 2002. During the 2002 period, the Company entered into an agreement with a securityholder to modify the terms of certain warrants held by the securityholder. The securityholder agreed to defer the date on which the exercise price of certain warrants would be reset. In return, the Company issued additional warrants to the securityholder. The non-cash charge of $143,500 represents the fair value of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

Interest expense was $172,887 during the three months ended June 30, 2003 as compared with none during the three months ended June 30, 2002. The increase is due to the July 2002 issuance of $4 million of 10% Convertible Senior Secured Promissory Notes, or the Notes, as well as an additional $0.4 million Notes issued in payment of interest accruing on the Notes. During the 2003 period, the Company incurred approximately $105,000 in interest on the 10% coupon, $59,000 in non-cash interest associated with the accretion of the discounted carrying value of the notes and $9,000 in amortization of debt issuance costs.

Investment income was $151,949 during the three months ended June 30, 2003 as compared with $135,795 during the three months ended June 30, 2002. The increase was primarily due to higher realized gains of approximately $38,000 and higher average cash, cash equivalents, and short-term investments in the 2003 period, partially offset by higher average interest rates in the 2002 period.

Six Months Ended June 30, 2003 and 2002

The Company’s net loss was $4,254,955 during the six months ended June 30, 2003 as compared with $5,616,028 during the six months ended June 30, 2002. The decrease in net loss in the 2003 period was primarily due to lower research and development expenses. The lower net loss per common share in the 2003 period was due to a decrease in net loss in the 2003 period and to the effect of an increase in weighted average shares outstanding of approximately 6.8 million shares.

Research and development expenses were $2,360,565 during the six months ended June 30, 2003 as compared with $3,799,399 during the six months ended June 30, 2002. The decrease was primarily attributable to lower manufacturing development costs for Troponin of approximately $932,000, lower pre-clinical costs for Inosine of approximately $348,000 and lower pre-clinical costs for earlier stage product candidates of approximately $187,000. During the 2002 period, the Company’s manufacturing efforts on Troponin were focused on continuing work on the development of the manufacturing process whereas in the 2003 period such efforts were focused on refining the purification process and accumulating material for further pre-clinical studies. The decrease was partially offset by higher costs in the 2003 period related to the preparation of the NDA for ALTROPANE for the diagnosis of PS of approximately $164,000.

General and administrative expenses were $1,855,516 during the six months ended June 30, 2003 as compared with $1,764,766 during the six months ended June 30, 2002. The increase was primarily related to higher non-cash consulting and compensation related charges of approximately $105,000 in the 2003 period.

Other expenses were none during the six months ended June 30, 2003 as compared with $287,000 during the six months ended June 30, 2002. During the 2002 period, the Company entered into an agreement with a securityholder to modify the terms of certain warrants held by the securityholder. The securityholder agreed to defer the date on which the exercise price of certain warrants would be reset. In return, the Company issued additional warrants to the securityholder. The non-cash charge of $287,000 represents the fair value of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

Interest expense was $317,288 during the six months ended June 30, 2003 as compared with none during the six months ended June 30, 2002. The increase is due to the July 2002 issuance of $4 million of Notes, as well as an additional $0.4 million Notes issued in payment of interest accruing on the Notes. During the 2003 period, the Company incurred approximately $208,000 in interest on the 10% coupon, $91,000 in non-cash interest associated with the accretion of the discounted carrying value of the notes and $18,000 in amortization of debt issuance costs.

Investment income was $278,414 during the six months ended June 30, 2003 as compared with $235,137 during the six months ended June 30, 2002. The increase was primarily due to higher realized gains of approximately $108,000 and higher average cash, cash equivalents, and short-term investments in the 2003 period, partially offset by higher average interest rates in the 2002 period.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $4,218,845 during the six months ended June 30, 2003 as compared with $5,006,571 during the six months ended June 30, 2002. The decrease in 2003 is primarily related to lower research and development expenses in 2003. Net cash used for investing activities totaled $5,162,549 during the six months ended June 30, 2003 as compared to net cash provided by investing activities of $2,261,574 during the six months ended June 30, 2002. The difference in investing activities principally reflects the purchase of short-term investments with the proceeds from the private placements, described below, completed by the Company in 2003 and 2002, net of the sales of short-term investments which were subsequently used to fund operations. Net cash provided by financing activities was $9,908,772 during the six months ended June 30, 2003 as compared with $2,898,943 during the six months ended June 30, 2002. The difference in financing activities principally reflects the effect of the private placements, described below, completed by the Company in 2003 and 2002.

As of June 30, 2003, the Company has incurred total net losses since inception of approximately $90 million. To date, the Company has dedicated most of its financial resources to the research and development of its product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, the Company has primarily satisfied its working capital requirements from the sale of the Company’s securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended June 30, 2003 is as follows:

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

At June 30, 2003, the Company had available cash, cash equivalents, and investments of approximately $12.4 million and working capital of approximately $11.7 million. The Company believes that the cash, cash equivalents, and investments available at June 30, 2003 will provide sufficient working capital to meet its anticipated expenditures for more than the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

Following is information on the direct research and development costs incurred (all amounts in thousands) on the Company’s principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $9.2 million on a cumulative basis.

Program	Period (1)	Year to date	Cumulative

Diagnostic imaging	$177	$542	$15,791
Anti-angiogenesis	88	137	12,868
CNS regeneration	242	504	4,664
Other	$—	$20	$817

______________

(1)	three months ended June 30, 2003

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by the Company could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, the Company cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials, and the duration of development. The Company has not yet finalized the design of the second Phase III clinical trial for ALTROPANE, and therefore, is not presently able to provide an estimate of the expected duration and cost of the trial.

The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2012 and contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company also leases laboratory space that expires in May 2004 and can be renewed by the Company for an additional two-year period. Research and development commitments consists of contractual obligations with third parties. During 2003, the Company finalized certain agreements, primarily related to Inosine, which increased its future research and development commitments. The Company entered into an Executive Consulting and Director Agreement with its former President under which it will make payments of $125,000 in both 2004 and 2005, which amounts are included below under Other General and Administrative. As of June 30, 2003, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Other General and Administrative	Maturity Of Debt

2003	$1,908,000	$156,409	—	—
2004	669,000	280,456	$125,000	—
2005	—	264,000	125,000	$4,350,500
2006	—	271,700	—	—
2007	—	277,200	—	—
Thereafter	—	1,303,500	—	—

	$2,577,000	$2,553,265	$250,000	$4,350,500

In July 2002, the Company entered into agreements pursuant to which the Company issued $4.0 million in principal amount of 10% convertible senior secured promissory notes to a single institutional investor in a private placement. The Notes mature in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional Notes on the same terms. The Company elected to pay the interest as of December 1, 2002 and June 1, 2003 in additional Notes in the amounts of $143,333 and $207,167, respectively. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are currently convertible into common stock at a conversion price of $1.00 per share. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations and warranties and covenants contained in the agreements. If an event of default were to occur, the Company’s obligations under the notes could be accelerated and become immediately due and payable in full.

Recent Accounting Pronouncement

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This statement establishes new standards for classification, measurement and disclosure of certain types of financial instruments having characteristics of both liabilities and equity, including instruments that are mandatorily redeemable and that embody obligations requiring or permitting settlement by transferring assets or by issuing an entity’s own shares. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and for contracts in existence at the start of the first interim period beginning after June 15, 2003. As of June 30, 2003, the Company had no financial instruments that are expected to require reclassification.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s principal executive and financial officers reviewed and evaluated the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15) as of the end of the fiscal quarter covered by this Form 10-Q. Based on that evaluation, the Company’s principal executive and financial officer concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls subsequent to the date of the Company’s evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1:	LEGAL PROCEEDINGS.

None.

ITEM 2:	CHANGES IN SECURITIES AND USE OF PROCEEDS.

As of June 1, 2003, the Company issued $207,167 in principal amount of 10% Convertible Senior Secured Promissory Notes to Ingalls & Snyder Value Partners, L.P.

In June 2001, the Company entered into an agreement with Pictet Global Sector Fund-Biotech, or Pictet, whereby Pictet agreed to defer the effective date of the reset provision contained in its 500,000 warrants (300,000 exercisable at $8.00 per share and 200,000 exercisable at $10.00 per share) until June 30, 2002, at which time the exercise price was reset to $3.00 per share. Under the June 2001 agreement, the Company is also obligated to issue additional warrants to Pictet in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, provided that the total number of such additional warrants cannot exceed 240,000. In accordance with this agreement, in June 2002, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share, based on the increase in common stock outstanding from June 25, 2001 through June 30, 2002, and, in June 2003, the Company issued an additional 76,890 warrants, exercisable at $1.86 per share, based on the increase in common stock outstanding from July 1, 2002 through June 30, 2003. At June 30, 2003, the Company had issued all the warrants that it is obligated to issue under the 2001 agreement.

ITEM 3:	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders was held on June 30, 2003. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative (“withheld”) votes set forth below each matter.

1.	To consider and act upon a proposal to elect eight directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld

Colin B. Bier, Ph.D.	27,119,273	346,107
William L.S. Guinness	27,123,060	342,319
S. David Hillson, Esq.	26,780,180	685,199
Robert Langer, Sc.D.	27,002,297	463,083
Marc E. Lanser, M.D.	27,126,988	338,392
E. Christopher Palmer, CPA	27,152,307	313,073
Stephen Peck	27,152,716	312,664
Robert J. Rosenthal, Ph.D.	27,156,435	308,945

2.	To approve an amendment to increase to 60,000,000 the number of shares of Common Stock authorized for issuance under the Company’s Amended and Restated Certificate of Incorporation filed with the Secretary of the State of Delaware on March 29, 1996, as heretofore amended, an increase of 10,000,000 shares:

For	Against	Abstain

16,433,799	10,973,267	58,314

3.	To approve an amendment to the Company’s 1998 Omnibus Stock Option Plan to increase to 4,100,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 900,000 shares over the number of shares approved for issuance thereunder at the last annual meeting of stockholders:

For	Against	Abstain

16,021,202	11,359,654	84,524

4.	To approve an amendment to the Company’s Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan to increase to 1,400,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 400,000 shares over the number of shares approved for issuance thereunder at the last annual meeting of stockholders:

For	Against	Abstain

16,060,797	11,321,890	82,893

ITEM 5:	OTHER INFORMATION.

None.

ITEM 6:	EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003 (1)

31.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1

Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, Unites States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1) Filed herewith.

(b)	Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2003:

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)
DATE: August 14, 2003	/s/ ROBERT J. ROSENTHAL

Robert J. Rosenthal President and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH HERNON

Joseph Hernon Chief Financial Officer (Principal Financial and Accounting Officer)