Form 10-Q
period 2003-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2003-11-14
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-6533

BOSTON LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0277826
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

20 Newbury Street, 5th Floor, Boston, Massachusetts	02116
(Address of principal executive offices)	(Zip code)

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

As of November 10, 2003 there were 32,469,588 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

			Page (s)
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	1

		Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002, and for the period from inception (October 16, 1992) to September 30, 2003	2

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002, and for the period from inception (October 16, 1992) to September 30, 2003	3

		Notes to Consolidated Financial Statements	4 - 6

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 - 11

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	11

	Item 4	Controls and Procedures	11

Part II	Other Information

	Item 1	Legal Proceedings	12

	Item 2	Changes in Securities and Use of Proceeds	12

	Item 3	Defaults Upon Senior Securities	12

	Item 4	Submission of Matters to a Vote of Security Holders	12

	Item 5	Other Information	12

	Item 6	Exhibits and Reports on Form 8-K	12

SIGNATURES			13

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1,596,758	$794,401
Short-term investments	9,214,897	6,177,705
Other current assets	415,135	421,753

Total current assets	11,226,790	7,393,859
Fixed assets, net	659,161	784,896
Other assets	319,062	349,138

Total assets	$12,205,013	$8,527,893

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,441,914	$1,835,168
Non-current liabilities:
10% convertible senior secured promissory notes	3,937,614	3,869,872
Stockholders’ equity:
Convertible preferred stock, $.01 par value; 1,000,000 shares authorized; 525,000 shares designated; no shares issued and outstanding	—	—
Common stock, $.01 par value; 60,000,000 and 50,000,000 shares authorized at September 30, 2003 and December 31, 2002, respectively; 32,469,588 and 22,374,210 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	324,696	223,742
Additional paid-in capital	98,859,486	88,511,684
Accumulated other comprehensive (loss) income	(58,063)	115,400
Deficit accumulated during development stage	(92,300,634)	(86,027,973)

Total stockholders’ equity	6,825,485	2,822,853

Total liabilities and stockholders’ equity	$12,205,013	$8,527,893

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (October 16, 1992) to September 30, 2003
	2003	2002	2003	2002
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	1,123,895	1,722,338	3,484,460	5,521,737	58,488,466
General and administrative	774,231	794,467	2,629,747	2,559,233	24,936,070
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	1,898,126	2,516,805	6,114,207	8,080,970	95,571,080

Loss from operations	(1,898,126)	(2,516,805)	(6,114,207)	(8,080,970)	(94,671,080)
Other expenses	—	—	—	(287,000)	(1,580,621)
Interest expense	(176,340)	(100,950)	(493,628)	(100,950)	(2,983,695)
Investment income	56,760	141,502	335,174	376,639	6,934,762

Net loss	$(2,017,706)	$(2,476,253)	$(6,272,661)	$(8,092,281)	$(92,300,634)

Basic and diluted net loss per share	$(0.06)	$(0.11)	$(0.21)	$(0.37)

Weighted average shares outstanding	32,469,588	22,374,210	29,850,502	21,959,507

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		From Inception (October 16, 1992) to September 30, 2003
	2003	2002
Cash flows from operating activities:
Net loss	$(6,272,661)	$(8,092,281)	$(92,300,634)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	207,167	—	350,500
Non-cash interest expense	149,575	19,872	775,799
Non-cash charges related to options, warrants and common stock	250,984	338,328	4,085,567
Amortization and depreciation	192,954	123,903	1,955,244
Changes in current assets and liabilities:
Decrease in other current assets	6,618	198,017	443,828
(Decrease) increase in accounts payable and accrued expenses	(393,254)	163,980	669,249

Net cash used for operating activities	(5,858,617)	(7,248,181)	(68,373,903)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(40,822)	(386,332)	(1,327,177)
Decrease (increase) in other assets	3,679	(253,545)	(608,860)
Purchases of short-term investments	(11,444,934)	(6,959,705)	(103,827,576)
Sales and maturities of short-term investments	8,234,279	9,482,411	94,554,616

Net cash (used for) provided by investing activities	(3,247,798)	1,882,829	(9,450,960)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,000,000	3,439,071	44,688,253
Proceeds from issuance of preferred stock	—	—	27,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	4,000,000	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(2,796,467)
Payments of financing costs	(91,228)	(693,718)	(4,476,771)

Net cash provided by financing activities	9,908,772	6,745,353	79,421,621

Net increase in cash and cash equivalents	802,357	1,380,001	1,596,758
Cash and cash equivalents, beginning of period	794,401	287,302	—

Cash and cash equivalents, end of period	$1,596,758	$1,667,303	$1,596,758

Supplemental cash flow disclosures:
Non-cash transactions (see note 5)

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2003

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

Stock options and warrants to purchase approximately 11.7 million and 10.3 million shares of common stock were outstanding at September 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2003, which could generate proceeds to the Company of up to $40 million, could potentially dilute earnings per share in the future. At September 30, 2003, outstanding promissory notes which are convertible into 4,350,500 shares of common stock were not included in the computation of diluted net loss per common share because they were anti-dilutive.

3. Comprehensive Loss

The Company had total comprehensive loss of $2,011,458 and $2,448,949 for the three months ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, total comprehensive loss was $6,446,124 and $8,098,592, respectively.

4. Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its employee stock-based compensation plans and related equity issuances, rather than the alternative fair value accounting method provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, provided other criteria are met, no compensation expense is recognized. All stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(2,017,706)	$(2,476,253)	$(6,272,661)	$(8,092,281)
Add: Stock-based employee compensation expense recognized	9,713	—	57,024	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(223,237)	(275,538)	(602,464)	(670,493)

Pro forma net loss	$(2,231,230)	$(2,751,791)	$(6,818,101)	$(8,762,774)

Basic and diluted loss per share
As reported	$(0.06)	$(0.11)	$(0.21)	$(0.37)

Pro forma	$(0.07)	$(0.12)	$(0.23)	$(0.40)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 4.00% to 6.00%; and expected lives ranging from three to five years.

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

In connection with the private placement, on March 12, 2003, the Company amended its Rights Agreement, dated as of September 11, 2001, between the Company and Continental Stock Transfer & Trust Company, as rights agent, as amended. As so amended, the Rights Agreement provides that ISVP, Ingalls & Snyder LLC and Robert L. Gipson shall be exempt persons under the Rights Agreement so long as they, collectively, together with all affiliates, shall have beneficial ownership of less than 20% of the Company’s common stock. The securities subject to the voting restrictions discussed above are excluded for purposes of this 20% requirement until June 1, 2005.

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

As of September 30, 2003, ISVP held a total of $4,350,500 in principal amount of 10% Convertible Senior Secured Promissory Notes which are convertible into 4,350,500 shares of common stock.

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

6. Recent Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for our third quarter of fiscal year 2003, with the exception of certain provisions of the statement related to certain mandatorily redeemable interests, for which the effective date has been deferred. The Company does not currently have any financial instruments that require reclassification under this standard. Consequently, the adoption of SFAS No. 150 had no material impact on the Company’s results of operations and financial position.

7. Subsequent Event

On November 13, 2003, certain shareholders of the Company filed a complaint against the Company and its directors alleging the directors have breached their fiduciary duty by using the Company’s “poison pill” rights plan to prevent such shareholders from voting for the removal of the directors. Among other things, the complaint seeks injunctive relief and reimbursement of legal costs. The Company believes, based on information currently available, that the ultimate outcome of this matter will not have a material impact on the Company’s consolidated financial position.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. There are a number of meaningful factors that could cause the Company’s actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, the timing of inception, duration and results of pre-clinical testing and clinical trials and their effect on the Food and Drug Administration, or FDA, regulatory process, uncertainties regarding receipt of approvals for any possible products and any commercial acceptance of such products, possible difficulties with obtaining necessary patent protection, and uncertainties regarding the Company’s reliance on outside providers for the conduct of its research and development, pre-clinical and clinical activities. Other factors include those set forth under the caption “Forward-Looking Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 and the documents referred to under such caption.

General

Description of Company

The Company is a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers. At September 30, 2003, the Company is considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7.

Product Development

ALTROPANE is an imaging agent being developed for the diagnosis of Parkinsonian Syndromes, or PS, (including Parkinson’s Disease, or PD), Parkinsonian Tremor, and Attention Deficit Hyperactivity Disorder, or ADHD. We have successfully completed one Phase III clinical trial for the diagnosis of PS and plan to conduct a second Phase III clinical trial designed to distinguish Parkinsonian from non-Parkinsonian Syndromes in patients with tremors. In November 2003, we submitted a Special Protocol Assessment, or SPA, to the FDA based on the agreed-upon modifications discussed with the FDA and we are seeking confirmation that this study, together with our previous clinical studies, will be sufficient to achieve approvability. Since we incorporated the FDA’s suggested changes into the revised SPA, we expect acceptance of the protocol by the FDA. If accepted by the FDA, this SPA would form the basis of an agreement with the FDA regarding the steps to be taken to achieve ultimate approvability of our New Drug Application, or NDA. However, there can be no assurance that the FDA will accept our revised SPA or that it will not request additional modifications. We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We are currently conducting pre-clinical studies required for the filing of an Investigational New Drug application, or IND. We expect to file an IND for treatment of ischemic stroke for Inosine in the second quarter of 2004 and, subsequent to FDA’s approval, initiate clinical trials in humans. In September 2003, we entered into an agreement with Codman & Shurtleff, Inc., a Johnson & Johnson subsidiary, related to our development of Inosine for stroke. Under the agreement, Codman will supply us with implantable pumps and catheters for our preclinical and clinical studies for Inosine, and in exchange, Codman & Shurtleff will receive a right of first refusal for Inosine for a specified period and under certain conditions. The agreement is filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

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

Results of Operations

Three Months Ended September 30, 2003 and 2002

The Company’s net loss was $2,017,706 during the three months ended September 30, 2003 as compared with $2,476,253 during the three months ended September 30, 2002. Net loss per share equaled $0.06 per share for the 2003 period as compared to $0.11 per share for the 2002 period. The decrease in net loss in the 2003 period was primarily due to lower research and development expenses. The lower net loss per common share in the 2003 period was due to a decrease in net loss in the 2003 period and to the effect of an increase in weighted average shares outstanding of approximately 10.1 million shares in the 2003 period.

Research and development expenses were $1,123,895 during the three months ended September 30, 2003 as compared with $1,722,338 during the three months ended September 30, 2002. The decrease was primarily attributable to lower manufacturing development costs for Troponin of approximately $323,000, lower manufacturing development and NDA preparation costs for ALTROPANE for the diagnosis of PS of approximately $162,000, lower research and development payroll and related costs resulting from decreased headcount of approximately $87,000 and lower pre-clinical costs for earlier stage product candidates of approximately $77,000. The decrease in these expenses was partially offset by higher pre-clinical costs for Inosine of approximately $169,000. During the 2002 period, the Company’s manufacturing efforts on Troponin were focused on continuing work on the development of the manufacturing process whereas in the 2003 period such efforts were focused on refining the purification process and accumulating material for further pre-clinical studies.

General and administrative expenses were $774,231 during the three months ended September 30, 2003 as compared with $794,467 during the three months ended September 30, 2002. The components of general and administrative expenses in the 2003 period were consistent with the 2002 period.

Interest expense was $176,340 during the three months ended September 30, 2003 as compared with $100,950 during the three months ended September 30, 2002. The increase was due to higher daily average balances in the 2003 period related to the 10% Convertible Senior Secured Promissory Notes, or the Notes, as well as an additional $0.4 million Notes issued in payment of interest accruing on the Notes. During the 2003 period, the Company incurred approximately $108,000 in interest on the 10% coupon, $59,000 in non-cash interest associated with the accretion of the discounted carrying value of the notes and $9,000 in amortization of debt issuance costs.

Investment income was $56,760 during the three months ended September 30, 2003 as compared with $141,502 during the three months ended September 30, 2002. The decrease was primarily due to lower realized gains of approximately $33,000 and lower average interest rates in the 2003 period, partially offset by higher average cash, cash equivalents, and short-term investments in the 2003 period.

Nine Months Ended September 30, 2003 and 2002

The Company’s net loss was $6,272,661 during the nine months ended September 30, 2003 as compared with $8,092,281 during the nine months ended September 30, 2002. The decrease in net loss in the 2003 period was primarily due to lower research and development expenses. The lower net loss per common share in the 2003 period was due to a decrease in net loss in the 2003 period and to the effect of an increase in weighted average shares outstanding of approximately 7.9 million shares.

Research and development expenses were $3,484,460 during the nine months ended September 30, 2003 as compared with $5,521,737 during the nine months ended September 30, 2002. The decrease was primarily attributable to lower manufacturing development costs for Troponin of approximately $1,255,000, lower pre-clinical costs for Inosine of approximately $177,000 and lower pre-clinical costs for earlier stage product candidates of approximately $264,000. During the 2002 period, the Company’s manufacturing efforts on Troponin were focused on continuing work on the development of the manufacturing process whereas in the 2003 period such efforts were focused on refining the purification process and accumulating material for further pre-clinical studies.

General and administrative expenses were $2,629,747 during the nine months ended September 30, 2003 as compared with $2,559,233 during the nine months ended September 30, 2002. The increase was primarily related to higher non-cash consulting and compensation related charges of approximately $90,000 in the 2003 period.

Other expenses were none during the nine months ended September 30, 2003 as compared with $287,000 during the nine months ended September 30, 2002. During the 2002 period, the Company entered into an agreement with a securityholder to modify the terms of certain warrants held by the securityholder. The securityholder agreed to defer the date on which the exercise price of certain warrants would be reset. In return, the Company issued additional warrants to the securityholder. The non-cash charge of $287,000 represents the fair value of the additional warrants issued to the securityholder as determined under the Black-Scholes pricing model.

Interest expense was $493,628 during the nine months ended September 30, 2003 as compared with $100,950 during the nine months ended September 30, 2002. The increase was due to higher daily average balances in the 2003 period related to the 10% Convertible Senior Secured Promissory Notes, or the Notes, as well as an additional $0.4 million Notes issued in payment of interest accruing on the Notes. During the 2003 period, the Company incurred approximately $317,000 in interest on the 10% coupon, $150,000 in non-cash interest associated with the accretion of the discounted carrying value of the notes and $27,000 in amortization of debt issuance costs.

Investment income was $335,174 during the nine months ended September 30, 2003 as compared with $376,639 during the nine months ended September 30, 2002. The decrease was primarily due to lower average interest rates in the 2003 period, partially offset by higher average cash, cash equivalents, and short-term investments and higher realized gains of approximately $76,000 in the 2003 period.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $5,858,617 during the nine months ended September 30, 2003 as compared with $7,248,181 during the nine months ended September 30, 2002. The decrease in 2003 is primarily related to lower research and development expenses in the 2003 period. Net cash used for investing activities totaled $3,247,798 during the nine months ended September 30, 2003 as compared to net cash provided by investing activities of $1,882,829 during the nine months ended September 30, 2002. The difference in investing activities principally reflects the purchase of short-term investments with the proceeds from the private placements, described below, completed by the Company in 2003 and 2002, net of the sales of short-term investments which were subsequently used to fund operations. Net cash provided by financing activities was $9,908,772 during the nine months ended September 30, 2003 as compared with $6,745,353 during the nine months ended September 30, 2002. The difference in financing activities principally reflects the effect of the private placements, described below, completed by the Company in 2003 and 2002.

As of September 30, 2003, the Company has incurred total net losses since inception of approximately $92 million. To date, the Company has dedicated most of its financial resources to the research and development of its product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, the Company has primarily satisfied its working capital requirements from the sale of the Company’s securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended September 30, 2003 is as follows:

Date	Net Proceeds Raised	Securities Issued
March 2003	$9.9 million	Common stock
July 2002	$3.9 million	Convertible notes and warrants to purchase common stock
March 2002	$2.8 million	Common stock and warrants to purchase common stock

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

At September 30, 2003, the Company had available cash, cash equivalents, and investments of approximately $10.8 million and working capital of approximately $9.8 million. The Company believes that the cash, cash equivalents, and investments available at September 30, 2003 will provide sufficient working capital to meet its anticipated expenditures for at least the next twelve months. The Company may raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

Following is information on the direct research and development costs incurred (all amounts in thousands) on the Company’s principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $9.7 million on a cumulative basis.

Program	Period (1)	Year to date	Cumulative
Diagnostic imaging	$94	$636	$15,885
Anti-angiogenesis	85	222	12,953
CNS regeneration	502	1,006	5,166
Other	$—	$20	$767

(1)	three months ended September 30, 2003

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event the Company were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by the Company could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, the Company cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials, and the duration of development. The Company has not received final acceptance from the FDA on its revised SPA for the design of the second Phase III clinical trial for ALTROPANE. We presently anticipate the second Phase III clinical trial for ALTROPANE will take approximately nine to twelve months to complete a minimum of 300 patients (150 patients with Parkinsonian tremors and 150 patients with non-Parkinsonian tremors) and cost approximately $2.5 million. However, there can be no assurance that the FDA will accept our revised SPA or that it will not request additional modifications.

Research and development commitments consists of contractual obligations with third parties, as well as the estimated costs of approximately $2.5 million to complete the Phase III clinical trial for ALTROPANE. The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2012 and contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company also leases laboratory space that expires in May 2006. As of September 30, 2003, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Other General and Administrative	Maturity Of Debt
2003	$904,000	$78,000	—	—
2004	4,273,000	327,000	$125,000	—
2005	—	335,000	125,000	$4,350,500
2006	—	296,000	—	—
2007	—	277,000	—	—
Thereafter	—	1,303,000	—	—

	$5,177,000	$2,616,000	$250,000	$4,350,500

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

Recent Accounting Pronouncement

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS No. 150 is effective for instruments entered into or modified after May 31, 2003 and is otherwise effective for our third quarter of fiscal year 2003, with the exception of certain provisions of the statement related to certain mandatorily redeemable interests, for which the effective date has been deferred. The Company does not currently have any financial instruments that require reclassification under this standard. Consequently, the adoption of SFAS No. 150 had no material impact on the Company’s results of operations and financial position.

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

Changes in internal controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect those controls during the most recent fiscal quarter covered by this Form 10-Q, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

None.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5: OTHER INFORMATION.

On September 29, 2003 and October 15, 2003, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder Value Fund, L.P. and Ingalls & Snyder, L.L.C. filed amendments to their Schedule 13D relating to the common stock in which they state their intention to seek the removal of certain members of the Board of Directors and the management of the Company, to nominate an alternate slate of directors for election at the Company’s next annual meeting and to seek redemption of the Company’s Rights Agreement, dated as of September 11, 2001, as amended to date. On October 13, 2003, Messrs. Gipson and Boucher sent a letter to the Board, which letter is attached as an exhibit to the Schedule 13D amendment filed on October 15, 2003, requesting that the Board call and hold a special meeting of stockholders to consider the removal of certain directors and the recommendation that the number of directors comprising the entire Board of Directors be reduced to five. If the Board of Directors calls the special meeting, the letter states that Messrs. Gipson and Boucher intend to solicit proxies from other stockholders in favor of the foregoing proposals.

At a meeting of the Board of Directors held in October 2003, the Board considered the possibility that Mr. Boucher’s holdings of common stock, together with the holdings of certain other shareholders of the Company being attributed to Mr. Boucher by virtue of his acting in concert with such shareholders, may have exceeded a beneficial ownership threshold that could trigger a distribution of preferred stock purchase rights (“rights”) under the Company’s Rights Agreement. At that meeting, the Board resolved that in the event that Mr. Boucher had exceeded such threshold, the distribution of the rights would be delayed until a specified date, or such earlier or later specified or unspecified date as may be determined by a majority of the Board. By letter from counsel dated October 14, 2003, the Board communicated to the Schedule 13D filing parties that Mr. Boucher may have exceeded the threshold for triggering the distribution of the rights under the Rights Agreement and that the Board has taken action to temporarily delay the distribution of the rights.

Members of the Board of Directors have been in communication with Messrs. Gipson and Boucher regarding the Schedule 13D. Following these discussions, at a meeting of the Board of Directors held in November 2003, the independent, non-executive directors of the Company considered the request made by Messrs. Gipson and Boucher that a special meeting of the stockholders be called for the purposes specified in Gipson’s and Boucher’s October 13, 2003 letter, and unanimously determined that calling such a special meeting at this time would not be in the best interest of the Company and its stockholders.

On November 14, 2003, Messrs. Gipson and Boucher, Ingalls & Snyder Value Fund, L.P. and Ingalls & Snyder, L.L.C. filed an amendment to their Schedule 13D in which they state that on November 13, 2003 they filed a complaint against the Board of Directors and the Company in the Delaware Court of Chancery seeking, among other things, declaratory relief that Mr. Boucher has not exceeded the beneficial ownership threshold for triggering the distribution of rights under the Rights Agreement and that the directors have breached their fiduciary duties in connection with applying the Rights Agreement, and seeking injunctive relief to compel the directors to call and hold a special meeting of stockholders.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

31.1	Certification of the President and Chief Operating Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the President and Chief Operating Officer and the Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, Unites States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	Agreement dated September 23, 2003 between Codman & Shurtleff, Inc. and BLSI. (1) *

(1)	Filed herewith.
*	Confidential status has been requested for certain portions thereof pursuant to an Application for Confidential Treatment, which portions have been separately filed with the Securities and Exchange Commission.

(b)	Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended September 30, 2003:

Date of Report	Item Reported
September 12, 2003	5,7
September 22, 2003	5,7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC

(Registrant)

DATE: November 14, 2003	/s/ MARC E. LANSER
Marc E. Lanser President and Chief Operating Officer (Principal Executive Officer)

/s/ JOSEPH P. HERNON
Joseph Hernon Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)