Form 10-K
period 2003-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2004-03-30
CIK 94784

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ SmallCap Market on June 30, 2003 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 32,173,958 outstanding shares of voting stock held by nonaffiliates of the registrant was $59,521,822.

As of March 24, 2004, there were 33,915,533 shares of the registrant’s Common Stock issued and outstanding.

Documents incorporated by reference:    Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2004 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K.

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

We are strategically located in one of the world’s most prominent centers of biotechnology research – Boston, Massachusetts. Many of the world’s leading universities and hospitals are located in the Boston area and these institutions have established highly regarded medical schools and research facilities. Since our founding we have effectively utilized our close relationships with these institutions to secure the rights to a broad array of diagnostic and therapeutic discoveries. We currently have 11 technologies in our product portfolio, all of which were invented or discovered by researchers working at Harvard University and its affiliated hospitals, or Harvard and its Affiliates, and have been licensed to us.

Corporate Strategy

Our business model remains uncommon in the biotechnology industry, although in recent years there have been a growing number of other companies which have recognized the value of employing such an approach. One of the unique aspects of our model is that it focuses on commercializing novel medical technologies while minimizing the infrastructure that would otherwise be required in the successful growth and development of a medical technology or biotechnology company. The primary elements of our model include:

1.	Utilization of close relationships with Boston area universities and hospitals to identify promising new medical discoveries.

2.	Acquisition of the exclusive licensing rights to such discoveries. Under such agreements, we normally agree to pay the licensor a modest royalty on any future product sales, thereby retaining the licensing institution’s long-term interest in the technology’s development.

3.	Execution of a sponsored research agreement with the licensing institution. Under these agreements, we provide funding to the collaborating scientist who discovered the technology. Another unique feature of our business model is that this research is conducted at the laboratories of the collaborating scientist. As a result, we are able to control our operating costs by not having to establish our own internal lab facilities and attendant personnel.

4.	Managing and directing research and development activities during this early-stage while focusing on early validation of product candidates.

5.	Advancement of the validated product candidates into clinical trials where safety and efficacy can be demonstrated in patients.

6.	Partnering the program with major pharmaceutical and biotechnology companies to fund the completion of the significantly more expensive late stage clinical trials. These larger organizations would also be utilized to handle the sales, marketing, and distribution of any approved products. Under these agreements, we would expect to receive milestone payments based on the completion of Phase II and/or Phase III clinical trials as well as royalties on the sale of any approved products.

We believe that our unique business model is well suited for the biotechnology industry for a number of important reasons. Our employment of an outsourcing strategy whereby we utilize the research facilities of our collaborating scientists enables us to pursue the research and development of a specific program at a cost significantly below that of most fully staffed biotechnology concerns. As a result of these cost controls, we have been able to pursue the development of a greater number of scientific programs thereby mitigating the high risk of product failure that is inherent in the drug development process. We have further minimized our risks by pursuing development in a number of scientific areas compared to those biotechnology companies which are narrowly focused.

The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K: ALTROPANE® and FLUORATEC™. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

ALTROPANE Imaging Agent

The ALTROPANE imaging agent is a small molecule invented by researchers at Harvard and its Affiliates, including the Massachusetts General Hospital, that we are developing as an aide in the diagnosis of Parkinsonian Syndromes, or PS, in patients with tremor and as an aide in the diagnosis of Attention Deficit Hyperactivity Disorder, or ADHD.

Proposed Mechanism of Action

The ALTROPANE imaging agent is an 123I-based nuclear medicine imaging agent that binds with extremely high affinity and specificity to the Dopamine Transporter, or DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter.

ALTROPANE selectively binds to the DAT in the brain. The amount of the ALTROPANE imaging agent taken up by the brain is therefore directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing cells, destruction of these cells results in decreased numbers of DATs. Therefore, Parkinson’s Disease, or PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decreased in the number of DATs. As a result, when the ALTROPANE imaging agent is administered to patients with PD, its uptake is substantially diminished as compared to patients without PD. This marked decrease in the ALTROPANE imaging agent uptake in patients with PD is the basis for the use of the ALTROPANE imaging agent as a diagnostic test for Parkinsonian Syndromes (including PD).

The route of administration of the ALTROPANE molecule is by intravenous injection. By radioactively labeling ALTROPANE with ¹²³I, it can be used as a nuclear imaging agent that can be detected using a specialized nuclear medicine camera known as a Single Photon Emission Computed Tomography, or SPECT, camera. SPECT cameras are widely available in both community and academic medical centers. The scanning procedure using ALTROPANE takes about 40 minutes to complete. Results of these tests are usually available the same day as the scanning procedure.

Parkinsonian Syndromes (PS)

Parkinsonian Syndromes are characterized by presynaptic loss of dopamine-producing cells. The most prevalent form of PS is Parkinson’s Disease which is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. It is caused by a significant decrease in the number of dopamine producing cells in specific areas of the brain. Inadequate production of dopamine causes the PD symptoms of resting tremor, muscle retardation, and rigidity. PD afflicts about 250,000-500,000 Americans and about 4 million individuals in developed nations worldwide. The number of individuals having PD is expected to grow substantially as people continue to live longer and the overall population ages. Since administration of currently available therapies at an early stage of PD may delay the progression of the disease, early definitive diagnosis may be of substantial benefit. To our knowledge, there is presently no objective test commercially available in the United States to diagnose PD.

Clinical Trial Program for ALTROPANE as a Diagnostic for PS

We are continuing with our clinical development program which, to date, demonstrates ALTROPANE’s potential as a diagnostic for PS. As a diagnostic imaging agent, ALTROPANE is subject to the same regulatory requirements as a new therapeutic drug. These requirements include:

•	Phase I clinical trials—The purpose of Phase I clinical trials is to determine whether a drug is safe in clinical studies involving healthy patients. We completed our 39 patient Phase I trial in 1998.

•	Phase II clinical trials—The purpose of Phase II clinical trials is to gather additional information about short-term safety of a particular drug, but mainly to begin to assess the effectiveness of the drug. We completed our 37 patient Phase II trial in February 1999. The results of this trial indicated that patients with early or mild PD were reliably and easily differentiated from normal patients based on the ALTROPANE imaging agent scan results. The differentiation of PD patients from normal patients was demonstrated by the distinct differences in binding potential. The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in the normal patients (0.90). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the normal patients.

•	Phase III clinical trials—The purpose of Phase III clinical trials is to determine the safety, efficacy, and appropriate dosage for a new drug. We have completed a Phase III trial of ALTROPANE for use in differentiating PS movement disorders from non-PS movement disorders. We intend to conduct a new Phase III trial of ALTOPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors.

Initial Phase III Trial

Our initial Phase III study was designed to confirm the ALTROPANE imaging agent’s ability to differentiate PS movement disorders (including PD) from other non-PS movement disorders and to assess the efficacy of the ALTROPANE imaging agent-SPECT scanning in a sample population representative of those individuals that consult with neurologists or internists for undiagnosed movement disorders. Both of the trial’s primary endpoints were met on a statistically significant basis. The study enrolled 100 subjects having the clinical diagnosis of Parkinsonian Syndrome, and 65 patients having non-Parkinsonian Syndrome movement disorders. The clinical diagnosis of patients in the trial was made by expert neurologists specializing in movement disorders. The ALTROPANE imaging agent-SPECT scans were performed on each subject and were reviewed by an independent three-member panel of nuclear medicine physicians specializing in neuroimaging who had no knowledge of the clinical diagnosis. The ALTROPANE imaging agent scans were read and categorized as being consistent with either PS or non-PS, and were then compared to the expert clinical diagnosis. There were no ALTROPANE imaging agent-related serious adverse events reported in the study.

Post Initial Phase III Trial Activities

Following the completion of our initial Phase III clinical trial, we addressed a number of important manufacturing and regulatory matters. We also began compiling the clinical and regulatory information that will be required in order to submit a New Drug Application, or NDA, for ALTROPANE with the Food and Drug Administration, or FDA.

FDA regulations require that we establish a manufacturing source for the commercial supply of ALTROPANE under the Good Manufacturing Practice, or GMP, regulations established by the FDA. In August 2000, we signed an agreement with MDS Nordion, Inc., or MDS Nordion, of Ottawa, Canada to supply ALTROPANE under GMP standards. MDS Nordion is a well-recognized manufacturer of 123I and specializes in the production of radioactive isotopes and in radioactively labeling imaging agents. MDS Nordion completed the GMP commercial manufacturing scale-up process for the ALTROPANE imaging agent in September 2001. According to the terms of the Development and Supply Contract, MDS Nordion compiled and prepared the regulatory information for the Chemistry Manufacturing and Controls, or CMC, section of our planned NDA for PD. In February 2003, MDS Nordion submitted a Drug Master File describing the manufacture of ALTROPANE to the FDA. MDS Nordion will also supply the GMP ALTROPANE imaging agent for our ADHD and other clinical trials, as well as manufacture and distribute the ALTROPANE imaging agent following commercial launch, when and if an NDA filing is approved by the FDA.

We have initiated efforts to determine our sales, marketing and distribution strategy for the ALTROPANE imaging agent so that we are adequately prepared to launch the product when and if marketing approval is received from the FDA. Such efforts have included the commissioning of an independent market analysis which generally confirmed our internal assessment of the potential market for a PS diagnostic, including expected demand, estimated pricing, and other factors such as insurance reimbursement. In addition, we have held discussions with a number of potential partners and collaborators regarding the sales, marketing and distribution of the ALTROPANE imaging agent. To date, we have not finalized our sales, marketing and distribution strategy. However, we believe we can successfully launch the product within six months of receiving marketing approval from the FDA, although no assurances can be made that we will receive such approval.

Following completion of our initial Phase III trial, we had a series of meetings and discussions with the FDA regarding the clinical trial data accumulated to date, manufacturing requirements, and other related considerations associated with a late stage product. The purpose of these communications and conferences was to identify and resolve any questions or issues that the FDA wanted addressed. Our communications with the FDA also included an assessment of the market opportunity for ALTROPANE based on the indications tested to date, and the possibility of expanding the market size by expanding the indications tested.

New Phase III Trial in Tremor Patients

Based on our meetings and discussions with the FDA, we plan to conduct a new Phase III clinical trial designed to distinguish Parkinsonian from non-Parkinsonian Syndromes in patients with tremors. In July 2003, we filed a Special Protocol Assessment, or SPA, with the FDA relating to the design and analysis of the study protocol for this new Phase III trial. The new Phase III trial will enroll subjects who have been referred to a neurology clinic with a diagnosis of tremor. Upon enrollment in the study, the subjects will then be diagnosed by the general practitioner or internist as having either a Parkinsonian or non-Parkinsonian tremor. Each subject will then undergo an ALTROPANE SPECT scan prior to being diagnosed by a Movement Disorder Specialist, or MDS, as having either a Parkinsonian or non-Parkinsonian tremor. The SPECT scans will be read “blind” by a panel of nuclear medicine physicians and the results of the blinded reads will then be compared to the MDS diagnosis for sensitivity and specificity. The primary endpoint will be the confirmation of the hypothesis that the diagnostic accuracy of ALTROPANE is significantly superior to the diagnostic accuracy of the internist or general practitioner. Because we have elected to pursue a single, large Phase III trial for this indication, rather than two smaller, replicate trials, the FDA has required that we power the trial to achieve a p-value of 0.02 or less and we expect that the FDA will require that level of statistical significance for the primary endpoint in order to achieve approvability. We currently expect to enlist up to 25 academic medical centers for the study and expect to enroll a minimum of 500 patients (250 patients with Parkinsonian tremors and 250 patients with non-Parkinsonian tremors).

We have had several communications with FDA since the initial SPA was filed with the FDA. The FDA offered us recommendations pertaining to the design of the clinical protocol for the new Phase III trial, including alternatives for inclusion criteria for the clinical indication being sought by us, and guidance concerning primary and secondary endpoints proposed in the statistical plan. The FDA also provided advice on further clarification of the SPECT imaging criteria. In December 2003 and in February 2004 we submitted a revised protocol addressing FDA’s recommendations concerning study design, statistical plan and safety assessments. We are currently awaiting final agreement from the FDA on the most recent submission of the protocol. In order to expedite reaching a written agreement with the FDA, our most recent submission was not made under the SPA process, but rather was submitted under an alternative, expedited procedure. The FDA has assured us that a binding agreement reached under this alternative procedure will be equivalent to an agreement reached pursuant to the SPA process. We currently expect to receive correspondence from the FDA containing a binding agreement relating to this protocol and to initiate the new Phase III trial in the first half of 2004. Once initiated, we presently anticipate this new Phase III clinical trial will take approximately twelve months to complete. If the results of this trial are successful, we hope to submit an NDA for ALTROPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors within six months of the trial’s completion.

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

Diagnosing ADHD

ADHD is currently diagnosed according to a set of behavioral criteria defined in the Diagnostic and Statistical Manual, or DSM, used by psychiatrists. This manual provides clinicians with the currently accepted list of diagnostic criteria to use in diagnosing the vast majority of mental disorders. A comprehensive evaluation is necessary to establish a diagnosis, rule out other causes and determine the presence or absence of co-morbid conditions. Such evaluation should include a clinical assessment of the individual’s academic, social emotional, functional and developmental capabilities. Because everyone shows signs of these behaviors at one time or another, the guidelines for determining whether a person has ADHD are very specific. Patients with ADHD exhibit three broad behavioral symptoms that may be indicative of the disease. These include inattentiveness, hyperactivity, and impulsiveness. In children and teenagers, the symptoms must be more frequent or more severe than in other children the same age. In adults, the symptoms must impair a patient’s ability to function normally in daily life. In addition, the behaviors must create significant difficulty in at least two areas of a patient’s life, such as at home, in social settings, at school, or at work. Finally, symptoms must be present for at least six concurrent months.

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

Clinical Trial Program for ALTROPANE as a Diagnostic for ADHD

We initiated our development program utilizing the ALTROPANE imaging agent for the early diagnosis of ADHD in June 1999. Under a Physician’s Sponsored Investigational New Drug, or IND, application, adult patients with ADHD underwent brain scanning using the ALTROPANE imaging agent, and were found to have a significantly abnormal elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The excessive number of dopamine transporters found in the midbrain in these ADHD subjects suggests that this may be the underlying detectable biochemical abnormality in at least a certain segment of individuals presenting with symptoms of ADHD. The results of the study were subsequently published in the British medical journal The Lancet.

We completed our initial Phase II clinical trial in September 2000. The trial, comprising 40 adult patients, was designed to expand the database on normal individuals and to elaborate on the findings obtained in our Physician’s Sponsored trial. In March 2001, we announced that the ALTROPANE imaging agent had succeeded in identifying adults with long-standing expertly-diagnosed ADHD in the Phase II study. Adults (age 20-40) diagnosed by clinical experts as having ADHD had highly statistically-significant elevations in the number of their brain dopamine transporters (p<0.001) compared to normal (non-ADHD) individuals of the same age group. The 40 subject study was carried out at four academic medical institutions in the U.S., and the data analysis was performed at the Massachusetts General Hospital in Boston. The highly statistically significant separation of ADHD from normal individuals based on the ALTROPANE imaging agent brain scan in this study confirmed the results of the pilot study.

Our second Phase II trial in adults using a simplified scanning procedure and algorithm adjustments is presently ongoing. If we obtain successful results in this trial, we will then proceed to a Phase III clinical trial.

Market Potential for ALTROPANE

ALTROPANE is the only dopamine transporter imaging agent currently available that is capable of effectively detecting abnormal levels (higher or lower than normal) of the DAT in the brain. Most neurologists believe that a clinical history and a physical diagnosis are adequate for diagnosing most patients with PS. However, they also admit that approximately 25 percent of these patients present with symptoms and/or a clinical history that are inconclusive. As such, they would clearly benefit from a diagnostic test that would provide them with additional clinical information that is highly specific to these conditions to help them make a definite diagnosis when clinical symptoms and the history are inconclusive. We believe that early definitive diagnosis of patients with PS should lead to more effective treatment and a higher quality of life for these patients.

We believe that the total market prospects for the ALTROPANE imaging agent in both PS and ADHD are substantial. It is estimated that approximately 132,000 individuals per year present to their physician with new, undiagnosed movement disorders, and are therefore candidates for the ALTROPANE imaging agent scan to diagnose or rule out early PS. In the far larger ADHD market, a conservatively estimated 1.5 million adults between the ages of 20 to 40 are tentatively diagnosed with ADHD. The most significant single market is, of course, the 3 million children who are categorized as having ADHD. The annual incidence (new cases) of behavioral disorders consistent with ADHD in both adults and children is approximately 1.3 million. We believe that an effective diagnostic for ADHD will provide a much-needed objective basis for therapeutic intervention with drugs such as RITALIN® (methylphenidate) and newer therapeutics. Including its use for both PD and ADHD indications, we believe that the ALTROPANE imaging agent has the potential, if approved, to become one of the largest selling radiopharmaceuticals ever developed. Our preliminary projections point toward a combined potential of 300,000 to 500,000 scans per year, five years post marketing approval and commercial introduction.

Principal Preclinical Development Programs

1.    Inosine, Axogenesis Factor 1 (AF-1), and Macrophage Factor

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

Inosine, AF-1 and Macrophage Factor are nerve growth factors which specifically promote axon outgrowth in CNS cells. We acquired the rights to Inosine, AF-1 and Macrophage Factor from Children’s Hospital in 1998, 1995, and 2001, respectively. Since axons form the connections between cells of the CNS (brain and spinal cord), we believe that Inosine and AF-1 could provide a means to regenerate those connections following CNS damage suffered in stroke or spinal cord injury. Inosine is currently our lead candidate. AF-1 and Macrophage Factor are presently in early stage pre-clinical development.

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

Inosine acts as an agonist of a novel enzyme, N-kinase, which is thought to be the master switch for axon regeneration. Based upon research over the past decade or more, it has become apparent that the key to axonal regeneration is overcoming the inhibitory factors that are activated or naturally present when axons are injured or severed. Some of these inhibitory factors include inhibitory proteins found in the myelin sheaths surrounding the axons themselves. The purpose of the myelin sheaths is to speed nerve conduction along the length of an axon.

An examination of the damage caused by stroke and the limitations of existing forms of treatment provides a good example of why we believe that Inosine may provide a therapeutic benefit to stroke patients. In simple terms, ischemic stroke is essentially caused by an acute blockage of a blood vessel to a specific area of the brain. Depending on the extent of the territory vascularized by this vessel, clinical consequences range from minor debility to death. As far as we are aware, all current therapies, both approved or in development, are focused on minimizing the damage to the affected territory of the brain, either by reversing the blockage (by clot dissolution) or protecting brain cells from the ischemic injury (cytoprotective agents). However, once the damage is complete, there is little or no functional recovery, since there is little or no nerve regeneration in the CNS that could compensate for the irreversible loss of the nerve cells and their connections. Up to now, the inability to provide regeneration therapy for stroke has been simply due to the absence of any effective compounds having the necessary in vivo regenerative activity. Based on experimental results in animals, Inosine appears to be effective in regenerating nerve connections in the CNS. Inosine can be administered directly into the cerebrospinal fluid which bathes the brain, thereby exposing the relevant brain tissue to therapeutic amounts of Inosine while potentially minimizing systemic toxicity. Inosine can potentially be administered via a widely-used delivery system for several months if necessary, in order to promote the optimal amount of regeneration. In animals, Inosine appears to be effective even when given after the damage has been done and the stroke is complete. This is in sharp contrast to other potential agents for stroke therapy now in development which must be given almost immediately after the stroke.

Pre-Clinical Development to Date

Experiments and animal tests conducted by our principal collaborating scientist, Dr. Larry Benowitz, and his colleagues at Children’s Hospital in Boston have reported some of the most significant accomplishments in the field of nerve regeneration published to date. We believe that these results demonstrate that we are in the forefront in the search for potentially important regenerative agents for stroke and spinal cord injury. A summary of these milestones is set forth below:

•	Inosine stimulated axon collateral growth in an animal model that has many features in common with spinal cord injury in humans. Almost all of the treated animals showed signs of extensive collateral sprouting of axons from the uninjured to the injured side of the corticospinal tract reaching below the level of the hemi-transection. The number of collateral (new) axons ranged up to 2,500 per treated animal, compared to 28-170 axons seen in control animals.

•	Our collaborating scientists developed a methodology to stimulate regeneration of the optic nerve to a degree far greater than had previously been documented in scientific literature. In these studies published in the Journal of Neuroscience, the authors describe how retinal ganglion cells that give rise to the optic nerve could be stimulated to regenerate optic nerve fibers following an experimental crush injury to the optic nerve. Not only was the amount of regeneration far greater than has ever been reported previously elsewhere, but the regenerated fibers were observed to pass through the crush injury and extend for several millimeters distally along the degenerated optic nerve tract towards the brain.

•	Our collaborating scientists demonstrated that Inosine treatment produced near total functional recovery in an experimental rat model of stroke. The improvement in limb function in the treated animals, as assessed in a number of behavioral tasks, was highly statistically significant. Treated animals recovered greater than 90% of their pre-stroke function. The untreated group continued to exhibit severe functional impairment, remaining effectively paralyzed.

•	We have completed a one-month toxicology study which indicated that Inosine does not cause random, non-regulated axon growth in normal rats. This is important because such growth could potentially cause bizarre changes in behavior, personality or other functions.

•	Our principal collaborating scientists at Harvard and its Affiliates discovered a means to stimulate nerve fiber (axons) regeneration over long distances following injury to the optic nerve in rats. In these studies, published in the Journal of Neuroscience, the optic nerves of rats were either crushed or transected. The injuries were followed by an intra-ocular injection of a yeast cell wall extract to activate inflammatory cells (macrophages) in the retina. Rats that received the injections showed significant growth of the nerve fibers that carry information from the retina to the brain through the crush injury and beyond. In associated experiments, it was demonstrated that following macrophage activation in the eye, there was a large increase in the number of axons that could grow through a nerve transection into a peripheral nerve graft. The therapeutic significance was that the activated macrophages were shown to produce a specific protein that was responsible for this optic nerve regeneration. This protein was then purified and tested in a series of in vitro experiments. In these experiments, the protein was found to act synergistically with another of our proprietary molecules, AF-1, to increase axon outgrowth.

•

Our collaborating scientists have shown in animal studies that to achieve extensive optic nerve regeneration requires activation of the intrinsic axonal growth program in optic nerve cells, in addition to suppressing the activity of the Nogo receptor. In the study, published in the Journal of Neuroscience, activation of the intrinsic growth program of the optic nerve cells was achieved through the use of our Macrophage Factor. The study concludes that, while Nogo inhibition plays a major role in limiting regeneration in the mature optic nerve, suppression of Nogo inhibition alone is not sufficient to promote extensive axonal regeneration after optic nerve injury, and that stimulation of the axonal growth program is required for extensive regeneration.

Codman & Shurtleff, Inc.

In September 2003, we entered into an agreement with Codman & Shurtleff, Inc., or Codman, a Johnson & Johnson subsidiary, related to our development of Inosine for stroke. Under the agreement, Codman will supply us with implantable pumps and catheters for our preclinical and clinical studies for Inosine, and in exchange, Codman will receive a right of first refusal for Inosine for a specified period and under certain conditions. We believe that the sourcing of the pumps and catheters from a reliable, high quality supplier in Codman will enable us to complete our pre-clinical toxicology studies, file our IND, and proceed into clinical development in a more streamlined manner by utilizing the same drug delivery technology in each step.

Investigational New Drug Application and Clinical Trial Program

We are currently compiling the pre-clinical data required for the filing of an IND for Inosine for treatment of ischemic stroke. We are currently conducting three-month toxicity studies designed to assess the toxicity of Inosine administered via continuous infusion into the lateral ventricle of the brain in both rats and dogs in a manner identical to that proposed in the clinical trials. We have initiated the design of the Phase I and II clinical trials, including the preparation of the trial protocols, and have held discussions with a number of potential clinical sites. We expect to file an IND for treatment of ischemic stroke for Inosine in the third quarter of 2004 and, subsequent to FDA’s approval, initiate clinical studies in humans. However, there can be no assurances that the FDA will accept our IND submission or will not request additional pre-clinical data before allowing us to initiate human clinical trials.

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

Mechanism of Action

Troponin has been shown to inhibit the proliferative response of endothelial cells to tumor-related growth factors such as vascular endothelial growth factor, or VEGF, and fibroblast growth factor, or FGF. Troponin’s anti-angiogenic effect is not dependent on the binding of Troponin to these growth factors, but rather is due to a “paralysis” of the cellular response. The exact mechanism by which this occurs is the subject of ongoing investigation.

Troponin I has been shown to markedly suppress the expression of key genes associated with blood vessel cell (endothelial cell) division and growth. Typically, endothelial cells upregulate (i.e. stimulate) certain “proliferative-response” genes in reaction to angiogenic factors such as FGF, which may be generated by tumors to promote blood vessel development (angiogenesis) necessary for tumor growth. However, we have observed that when blood vessel cells were treated with Troponin I prior to exposure to FGF, the expression of some of these genes was suppressed in some cases by up to 90% compared to expression stimulated by treatment with FGF alone. These results suggest that Troponin’s anti-angiogenic and anti-cancer effects may be due at least in part to a broad-based suppression of tumor-induced angiogenesis at the fundamental level of gene expression.

Pre-Clinical Development to Date

To date, much of our effort has focused on the development of a reliable manufacturing process for Troponin. This work has largely been performed at our research and manufacturing facility, which was established in Baltimore, Maryland in 2001. The development of an economic, scale-up methodology for the production of complex proteins while still retaining the necessary biological activity has been a very difficult problem for the biotechnology industry. This has been especially true in the case of most anti-angiogenic agents. We believe that we have developed a proprietary method for the purification of complex bacterial-produced recombinant proteins, such as Troponin, that conserves the biological activity of the native protein. We have scaled-up the manufacturing process for Troponin in order to produce material for our pre-clinical efficacy study. If this study is successful, we will then increase the scale-up process to the level required for clinical trial production.

We have completed initial one-month toxicology tests for Troponin. Preliminary results revealed no significant toxicity in either species (primates and rats) during and after the one-month infusion period. These tests evaluated the toxic potential of recombinant human Troponin when administered as a continuous infusion for a one-month period in both rats and primates. These studies incorporated doses up to ten times the anticipated dose to be used in human clinical trials. Significantly, primates exhibited no demonstrable immune response. Preliminary evaluation revealed no adverse effects on any organs, and blood tests revealed no clinically significant abnormalities in hematologic or chemistry parameters.

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

Investigational New Drug Application and Clinical Trial Program

We have initiated a cancer survival study in mice utilizing the same Troponin formulation that we anticipate using in human testing. The results of this important “proof of concept” study should be available in the second quarter of 2004. Following this study, if successful, we plan to carry out the pre-clinical studies that will be required to be included in an IND application. These data will include the results of pharmacologic efficacy and toxicology studies in animals. We have initiated the design of the Phase I and II clinical trials, including the preparation of the trial protocol, and have held discussions with a number of potential clinical sites. We currently expect that our initial trial would be in patients with non-small cell lung cancer. However, there can be no assurances that the FDA will accept our IND submission or will not request additional pre-clinical data before allowing us to initiate human clinical trials.

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

According to Merrill Lynch estimates, the market potential for cancer therapeutics exceeds $10 billion in the U.S. alone based solely on those patients who currently receive treatment for solid tumors. It has been estimated that there are approximately 800,000 new cases of solid tumors annually in the U.S. and more than 6 million cases in developed countries. In addition to cancer, the incidence of various forms of eye disease in which angiogenesis plays a role, most of which cause blindness, has been estimated at 500,000 annually in the U.S.

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

The scientific basis for our development of this group of compounds was supported by a research paper, published in a September 2001 issue of the journal Science, entitled “Dendrodendritic inhibition through reversal of dopamine transport.” The research described in the paper strongly implicates the DAT as a major mediator of the brain damage that causes the symptoms of PD. While we initially assumed that our DAT blockers would be effective in reducing the symptoms of early PD, we did not have enough evidence to be able to assert that they might also fundamentally change the course of the underlying disease. We believe that we now have a scientific basis for the pursuit of such a claim.

The initial, early stage pre-clinical results have provided evidence that these compounds can improve the symptoms of experimental PD, and possibly reverse the movement abnormalities associated with PD. Further pre-clinical development, including additional animal studies will be required before we can determine which, if any, product candidate(s) should advance into human clinical trials.

FLUORATEC Imaging Agent

We have initiated the preclinical development of a “second generation” technetium-based compound for the diagnosis of PD and ADHD. This compound differs from the ALTROPANE imaging agent in structure and in the advantageous substitution of technetium for iodine as the radioligand. Primate studies using the technetium compound have demonstrated that this compound is taken up by the normal striatum in sufficient quantity to provide an easily readable image. Primates with experimentally-induced PD had markedly decreased uptake of the compound. Radiation dosimetry, pharmacokinetic, and toxicology studies were all favorable. Based on these pre-clinical results, a Physician’s Sponsored IND was filed with the FDA and studies with the FLUORATEC imaging agent were subsequently performed in healthy volunteers. The image quality was comparable to that obtained with the ALTROPANE imaging agent. We believe that the ability to eventually follow the ALTROPANE imaging agent to market with a second-generation technetium product would give us a long-term competitive advantage.

FlouroPharma Cardiac Imaging Agent

FlouroPharma, Inc., an early-stage company, is developing Positron Emission Tomography, or PET, imaging agents for the diagnosis of cardiac ischemia. We are not currently in a financial position to commit capital and resources to acquire rights to and/or fund development of this technology. The Chairman of our Board of Directors, David Hillson, and our President, Marc Lanser, have equity interests in FlouroPharma and Dr. Lanser intends to serve as a director and chairman of the board of FlouroPharma. We understand that FlouroPharma has agreed in principle with its founding investors to grant us a right of first refusal if it pursues a development and/or sublicensing agreement with a biotechnology or pharmaceutical company, subject to our meeting certain financial, liquidity and other conditions.

Scientific Collaborators

A summary of the principal scientific, research and development professionals associated with us, and a composite of their professional background and affiliations is as follows:

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

Robert S. Langer, Sc.D., Germeshausen Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology;

Robert Licho, M.D., Director of Medical Imaging, Boston Life Sciences, Inc.; Clinical Director of Nuclear Medicine, University of Massachusetts/Memorial Medical Center; Associate Professor of Radiology, University of Massachusetts Medical School;

Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA; and

Marsha A. Moses, Ph.D., Associate Professor, Harvard Medical School and Children’s Hospital.

Research and Development

We rely on licensing from third parties, principally Harvard and its Affiliates, as our source for new technologies and product candidates and we maintain only limited internal research and development personnel and facilities. Research and development expenses for the years ended December 31, 2003, 2002 and 2001 were $4.4 million, $6.9 million and $7.4 million, respectively.

Licensing Agreements, Patents and Intellectual Property

We have obtained exclusive licenses to patent portfolios that cover each of our products in development. Additional licenses are currently being negotiated for additional patent properties that will extend our protection.

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

Our patent strategy is to pursue patent protection in the U.S. and in major developed countries for our technologies. At December 31, 2003, we owned or licensed 12 issued U.S. patents and had 22 pending patent applications in the U.S. to protect our proprietary methods and processes. We have also filed 63 corresponding foreign patent applications for certain of these U.S. patent applications. The issued U.S. patents relate to imaging the central nervous system, nerve regeneration and angiogenesis inhibition. Our goal is to obtain broad patent protection for our technologies and their related medical indications. The patents on the ALTROPANE imaging agent expire beginning in February 2013, with the last issued U.S. patent expiring in October 2013. The patents on Inosine expire in September 2017 and the Troponin composition and method patents expire in February 2016.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies which have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research on the causes of, and possible treatments for diseases for which we are trying to develop products, including CNS disorders such as stroke, PD and ADHD and cancers diseases, are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to keep pace with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products, which could also enable them to bring products to market faster than us.

We expect that our products will compete with a variety of products currently offered and under development by a number of pharmaceutical and biotechnology companies that have greater financial and marketing resources than ours. We believe that our products, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and the overall economic benefit to the health care system offered by such products. However, there can be no assurance that our products, if developed, will achieve better efficacy and safety profiles than current drugs now offered or products under development by our competitors. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, availability and price. In addition, we expect that our competitors will have greater marketing resources and experience than we do, which may enable them to market their products more successfully than we market ours.

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

Regulatory Considerations

Our technologies must undergo a rigorous regulatory approval process, which includes extensive preclinical and clinical testing, to demonstrate safety and efficacy before any resulting product can be marketed. To date, neither the FDA nor any of its international equivalents has approved any of our technologies for marketing. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which clinical efforts are initiated ultimately result in an approved product. The clinical trial and regulatory approval process can require many years and substantial cost, and there can be no guarantee that our efforts will result in an approved product.

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

Obtaining FDA approvals is time-consuming and expensive. The steps required before our potential products may be marketed in the United States include (i) preclinical laboratory and animal tests, (ii) the submission to the FDA of an application for an IND, which must become effective before U.S. human clinical trials may commence, (iii) adequate and well-controlled human clinical trials to establish the safety and efficacy of the product, (iv) the submission to the FDA of a marketing authorization application(s) and (v) FDA approval of the application(s) prior to any commercial sale or shipment of the drug. There is no guarantee that such approvals will be granted for any of our potential products, or that the FDA review process will not involve delays that significantly and negatively affect our potential products. We also may encounter similar delays in foreign countries. In addition, even if we receive regulatory approvals, they may have significant limitations on the uses for which any approved products may be marketed. In addition, any marketed product and its manufacturer are subject to periodic review, and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals.

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

FDA regulations require that we establish a manufacturing source for the commercial supply of ALTROPANE under the Good Manufacturing Practice, or GMP, regulations established by the FDA. In August 2000, we signed an agreement with MDS Nordion, Inc., or MDS Nordion, of Ottawa, Canada to supply ALTROPANE under the GMP standards. MDS Nordion is a well-recognized manufacturer of 123I and specializes in the production of radioactive isotopes and in radioactively labeling imaging agents. MDS Nordion completed the GMP commercial manufacturing scale-up process for the ALTROPANE imaging agent in September 2001. According to the terms of the Development and Supply Contract, MDS Nordion compiled and prepared the regulatory information for the Chemistry Manufacturing and Controls, or CMC, section of our planned NDA for PD. In February 2003, MDS Nordion submitted a Drug Master File describing the manufacture of ALTROPANE to the FDA. MDS Nordion will also supply the GMP ALTROPANE imaging agent for our ADHD and other clinical trials, as well as manufacture and distribute ALTROPANE following commercial launch, when and if the NDA filing is approved by the FDA.

In May 2001, we entered into a lease agreement for certain laboratory space in Baltimore, Maryland. We acquired this space in connection with our hiring of a Senior Vice President of Protein Development to support our efforts to establish a consistent manufacturing process for Troponin. In May 2002, we increased the amount of space we are leasing in Baltimore to a total of approximately 3,300 square feet. To date, much of our effort has focused on the development of a reliable manufacturing process for Troponin. The development of an economic, scale-up methodology for the production of complex proteins while still retaining the necessary biological activity has been a very difficult problem for the biotechnology industry. This has been especially true in the case of most anti-angiogenic agents. We believe that we have developed a proprietary method for the purification of complex bacterial-produced recombinant proteins, such as Troponin, that conserves the biological activity of the native protein.We have scaled-up the manufacturing process for Troponin in order to produce material for our pre-clinical efficacy study. If this study is successful, we will then increase the scale-up process to the level required for clinical trial production.

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

Forward-Looking Statements

This Item and other Items in this report contain “forward-looking” information as that term is defined in the Private Securities Litigation Reform Act of 1995, as amended, or by the Securities and Exchange Commission in its rules, regulations and releases. This information includes statements on the prospects for our drug development activities, regulatory approvals and results of operations based on our current expectations, such as statements regarding certain milestones with respect to the development of our technologies and product candidates. Forward-looking statements are statements that are not historical facts, and can be identified by, among other things, the use of forward-looking language, such as “believe,” “expect,” “may,” “will,” “should,” “seeks,” “plans,” “schedule to,” “anticipates” or “intends” or the negative of those terms, or other variations of those terms of comparable language, or by discussions of strategy or intentions. In particular, these forward-looking statements include statements relating to present or anticipated scientific progress, development or regulatory approval of potential products, the timing of filings with regulatory agencies or commencement of clinical trials, future revenues, capital expenditures, research and development expenditures, present and future collaborations, intellectual property, personnel and manufacturing requirements and capabilities. We caution investors that such forward-looking statements are not guarantees of future performance, and that known and unknown risks, uncertainties and other factors, including those risks factors identified below, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report, may cause actual results to differ materially from those forward-looking statements. In addition, we caution you that forward-looking statements speak only as of the date they are made, and we undertake no obligation to update them, even if our experience or future changes make it clear that any projected results expressed or implied herein will not be realized.

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

Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. The majority of biotechnology companies are development stage companies. As of December 31, 2003, we have incurred cumulative net losses of approximately $94 million since inception. We have never generated revenues from product sales. We do not currently expect to generate revenues from product sales for at least the next eighteen months, and probably longer. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next twenty-four months, and probably longer. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we develop and obtain regulatory approval and market acceptance of our product candidates.

WE WILL REQUIRE ADDITIONAL FUNDING IN THE FUTURE IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS AS CURRENTLY CONDUCTED. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE MAY NEED TO SIGNIFICANTLY REDUCE OR EVEN CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR WE MAY BE REQUIRED TO OBTAIN FUNDS THROUGH ARRANGEMENTS WITH OTHERS THAT MAY REQUIRE US TO SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES.

We spend a significant amount for research and development, including pre-clinical studies and clinical trials of our technologies. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2003 will provide sufficient working capital to meet our anticipated expenditures for at least the next twelve months. Thereafter, we will need to raise substantial additional capital if we are unable to generate sufficient revenue from product sales or through collaborative arrangements with third parties. To date, we have always experienced negative cash flows from operations and have funded our operations primarily from equity financings. If adequate funds are not readily available, we may need to significantly reduce or even cease one or more of our research or development programs. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.

WE HAVE CONVERTIBLE NOTES, PREFERRED STOCK AND CERTAIN WARRANTS OUTSTANDING WHICH MAY NEGATIVELY AFFECT OUR ABILITY TO ATTRACT ADDITIONAL FINANCING AND MAINTAIN LIQUIDITY.

We have $4,350,500 in principal of 10% convertible senior secured convertible promissory notes, the Notes, that become due in June 2005. We have set aside approximately $5.0 million in restricted cash and marketable securities to repay the Notes and the future interest on the Notes in accordance with the terms of our Series E Cumulative Convertible Preferred Stock, or Series E Stock, agreements. However, there can be no assurance that we will not need to raise additional capital before June 2005 in order to maintain enough restricted cash and marketable securities to satisfy the Notes and future interest payments on the Notes when they become due.

The repayment of the Notes is secured by a first priority security interest and continuing lien on substantially all of our property (which may however, under certain conditions, be released). The existence of this secured interest held by the holders of the Notes could negatively impact our ability to favorably negotiate future financings because potential investors may not want to subordinate their rights to those of the holders of the Notes.

In addition, under our agreements with the holders of our Notes, the holders of our Series E Stock and the holders of certain of our warrants, our ability to obtain future financing through the issuance of debt and equity securities could be limited by covenants in those agreements restricting, among other things, our ability to pay cash dividends, incur additional indebtedness, issue securities more senior in rank than our current securities, and engage in any transaction resulting in a change of control without the consent of such securityholders. For example, subject to specified exceptions, each holder of our Series E Stock has the right to invest in any financing completed by us involving equity or equity-linked securities through June 9, 2005. Each holder has the right to participate in any such financing in an amount equal to 50% of the amount invested in the Series E financing. Subject to specified exceptions, in the event of any financing by us after June 9, 2005 involving equity or equity-linked securities other than common stock, the holders of Series E Stock will have the right to exchange any of their outstanding shares of Series E Stock for securities in the new financing at 100% of its liquidation preference.

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

Except for the ALTROPANE imaging agent, we have not yet submitted INDs for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for these product candidates if we are unable to accumulate the necessary pre-clinical data for the filing of an IND. The FDA may request additional pre-clinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

We plan to conduct a new Phase III clinical trial of ALTROPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors and are seeking a written agreement with the FDA relating to the design and analysis of the study protocol for this new Phase III trial. The primary endpoint of the new Phase III trial will be confirmation of the hypothesis that the diagnostic accuracy of ALTROPANE is significantly superior to the diagnostic accuracy of the internist or general practitioner, when compared against the “gold standard” of diagnosis by a movement disorder specialist. Because we have elected to pursue a single, large Phase III trial for this indication, rather than two replicate, smaller trials, the FDA has required that we power the trial to achieve a p-value of 0.02 or less and we expect that the FDA will require that level of statistical significance for the primary endpoint in order to achieve approvability. Even if we reach an agreement with the FDA regarding the design of this study, we will need to complete the study and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that this new Phase III clinical trial will be sufficient to achieve the approvability of ALTROPANE.

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

OUR PRODUCT CANDIDATES ARE SUBJECT TO RIGOROUS REGULATORY REVIEW AND, EVEN IF APPROVED, REMAIN SUBJECT TO EXTENSIVE REGULATION.

Our technologies must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. Our research and development activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The clinical trial and regulatory approval process usually requires many years and substantial cost. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

Other risks associated with the regulatory approval process include:

•	Regulatory approvals may impose significant limitations on the uses for which any approved products may be marketed;

•	Any marketed product and its manufacturer are subject to periodic reviews and audits, and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals; and

•	Changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretation over which we have no control, and we may possess inadequate experience to assess their full impact upon our business.

IF WE ARE UNABLE TO SECURE ADEQUATE PATENT PROTECTION FOR OUR TECHNOLOGIES, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AS A BIOTECHNOLOGY COMPANY.

At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in our primary scientific areas of research and development including CNS disorders and cancer. Such competitors will seek patent protection for their technologies, and such patent applications or rights might conflict with the patent protection that we are seeking for our technologies. If we do not obtain patent protection for our technologies, or if others obtain patent rights that block our ability to develop and market our technologies, our business prospects may be significantly and negatively affected. Further, even if patents can be obtained, these patents may not provide us with any competitive advantage if our competitors have stronger patent positions or if their product candidates work better in clinical trials than our product candidates.

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

•	Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office, the USPTO, requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe on our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interfence or litigation proceeding;

•	Our patents may infringe on the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and propriety know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.

WE ARE DEPENDENT ON EXPERT ADVISORS AND OUR COLLABORATIONS WITH RESEARCH AND DEVELOPMENT SERVICE PROVIDERS.

Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, we have limited internal research capability and have always outsourced substantially all of our research and development, pre-clinical and clinical activities. As a result, we are dependent upon our network of expert advisors and our collaborations with other research and development service providers for the development of our technologies and product candidates. These expert advisors are not our employees but provide us with important information and knowledge that may enhance our product development strategies and plans. Our collaborations with other research and development service providers are important for the testing and evaluation of our technologies, in both the pre-clinical and clinical stages.

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

Dr. Benowitz, Dr. Fischman, Dr. Langer and Dr. Moses provide us scientific consultative services under agreements renewed annually by mutual agreement of the parties, which generally provide for total payments in the aggregate of less than $250,000 per year. Dr. Benowitz provides scientific consultative services primarily related to the research and development of Inosine and AF-1. Dr. Langer and Dr. Moses provide scientific consultative services primarily related to the research and development of Troponin. Dr. Fischman provides scientific consultative services primarily related to the research and development of the ALTROPANE imaging agent.

We do not have a formal agreement with Dr. Meltzer individually but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.

Many of our institutional collaborations are also with Harvard and its Affiliates. Those institutions with which we have collaborative relationships include:

•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Organix in Woburn, Massachusetts which manufactures our compounds for the treatment of PD and provides non-radioactive ALTROPANE for FDA mandated studies;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the ALTROPANE imaging agent;

•	Chemic Laboratories in Canton, Massachusetts which provides ALTROPANE raw material and performs certain analytic services for our pre-clinical programs;

•	Provident Preclinical, Inc. in Doylestown, Pennsylvania which conducts pre-clinical toxicology studies for us;

•	Bio-Concept in Derry, New Hampshire which performs certain analytic and packaging services for us; and

•	Charles River Laboratories in Worcester, Massachusetts which conducts pre-clinical toxicology and efficacy studies for us.

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

Under the terms of our license agreements with Harvard and its Affiliates, we acquire the exclusive, worldwide license to make, use, and sell the technology covered by each respective license agreement. Among other things, the technologies licensed under these agreements include:

•	ALTROPANE imaging agent compositions and methods of use;

•	Inosine compositions and methods of use; and

•	Troponin I compositions and methods of medical use.

Generally, each license agreement is effective until the patent relating to the technology expires. The patents on the ALTROPANE imaging agent expire beginning in February 2013, with the last issued U.S. patent expiring in October 2013. The patents on Inosine expire in September 2017 and the Troponin composition and method patents expire in February 2016.

We are required to make certain licensing and related payments to Harvard and its Affiliates which generally include:

•	An initial licensing fee payment upon the execution of the agreement;

•	Reimbursement payments for all patent related costs incurred by Harvard and its Affiliates;

•	Milestone payments as licensed technology progresses through each stage of development (filing of IND, completion of one or more clinical stages and submission and approval of an NDA); and

•	Royalty payments on the sales of any products based on the licensed technology.

In aggregate, we have paid Harvard and its Affiliates approximately $500,000 in initial licensing fees and reimbursed 100% of patent costs. In addition, we have paid an aggregate of approximately $200,000 in milestone payments. Under the terms of our licensing agreements with Harvard and its Affiliates, we may become obligated to pay up to an aggregate of $5.8 million in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

We have entered into a small number of sponsored research agreements with Harvard and its Affiliates. Under these agreements, we provide funding so that the sponsoring scientists can continue their research efforts. These payments are generally made in equal quarterly installments over the term of the agreements which are usually for one year.

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

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.

Our success depends significantly upon our ability to attract and retain highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. The loss of the service of any of the key members of our senior management team may significantly delay or prevent the achievement of product development and other business objectives. As an example, Dr. Marc E. Lanser, our President, was formerly on the staff of, and maintains close affiliations with Harvard and its Affiliates. Substantially all of our technologies were licensed from Harvard and its Affiliates. Our past ability to secure these licenses and to enter into sponsored research and development agreements with Harvard and its Affiliates was enhanced by Dr. Lanser’s affiliations and familiarity with Harvard and its Affiliates. Other key members of our senior management team include David Hillson, our Chairman, Joseph Hernon, our Chief Financial Officer, Jeanne Marie Varga, our Senior Vice President, Regulatory Affairs, Dr. Richard Thorn, our Senior Vice President of Manufacturing, and Dr. Irene Gonzalez, our Senior Vice President of Protein Development. None of these key executives, other than Mr. Hillson, have agreed not to compete with us following any termination of their employment. We do not presently carry key person life insurance on any of our scientific or management personnel. We do not have employment agreements with any of these key executives, other than Mr. Hillson.

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

To date, our operations have primarily focused on the pre-clinical development of most of our technologies, as well as conducting clinical trials for certain of our technologies. During the next eighteen months, we currently expect that the continued development of our technologies will result in the initiation of additional clinical trials, and the market introduction of any product for which regulatory approval is obtained. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. There is no certainty that:

•	We will be able to enter into such collaborations on economically feasible and otherwise acceptable terms and conditions;

•	That such collaborations will not require us to undertake substantial additional obligations or require us to devote additional resources beyond those we have identified at present;

•	That any of our collaborators will not breach or terminate their agreements with us or otherwise fail to conduct their activities on time, thereby delaying the development or commercialization of the technology for which the parties are collaborating; and

•	The parties will not dispute the ownership rights to any technologies developed under such collaborations.

WE ARE ENGAGED IN HIGHLY COMPETITIVE INDUSTRIES DOMINATED BY LARGER, MORE EXPERIENCED AND BETTER CAPITALIZED COMPANIES.

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for diseases for which we are trying to develop therapeutic or diagnostic products, are developing rapidly and there is a potential for extensive technological innovation in relatively short periods of time. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology and pharmaceutical industries as well as our ability to successfully compete include:

•	Many of our potential competitors have significantly greater experience than we do in completing pre-clinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products;

•	Many of our potential competitors are in a stronger financial position than us, and are thus better able to finance the significant cost of developing new products; and

•	Companies with established positions and prior experience in the pharmaceutical industry may be better able to develop and market products for the treatment of those diseases for which we are trying to develop products.

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

Substantially all biotechnology products are distributed to patients by physicians and hospitals, and in most cases, such patients rely on insurance coverage and reimbursement to pay for some or all of the cost of the product. In recent years, the continuing efforts of government and third party payers to contain or reduce health care costs have limited, and in certain cases prevented, physicians and patients from receiving insurance coverage and reimbursement for medical products, especially newer technologies. Our ability to generate adequate revenues and operating profits could be adversely affected if such limitations or restrictions are placed on the sale of our products. Specific risks associated with medical insurance coverage and reimbursement include:

•	Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third party payers are increasingly challenging the prices charged for medical products and services;

•	Adequate insurance coverage may not be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our development costs. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected;

•	Health maintenance organizations and other managed care companies may seek to negotiate substantial volume discounts for the sale of our products to their members thereby reducing our profit margins;

•	In December 2003, President Bush signed into law new Medicare prescription drug coverage legislation. Because we have not received marketing approval or established a price for any product, it is difficult to predict how this new legislation will affect us, but the legislation generally is expected to result in reduced reimbursement for certain types of drugs; and

•	In recent years, other bills proposing comprehensive health care reform have been introduced in Congress that would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. It is uncertain if any legislative proposals will be adopted and how federal, state or private payers for health care goods and services will respond to any health care reforms.

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

With respect to our most advanced product candidate, the ALTROPANE imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2004, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE imaging agent. We also paid MDS Nordion approximately $900,000 to establish a GMP certified manufacturing process for the production of the ALTROPANE imaging agent. Finally, we have agreed to minimum monthly purchases of the ALTROPANE imaging agent of at least $20,000 through December 31, 2004. The agreement provides for MDS Nordion to manufacture the ALTROPANE imaging agent for our future clinical trials and, if the drug is approved, for commercial supply. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for the ALTROPANE imaging agent in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a GMP manufacturing process for the ALTROPANE imaging agent.

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

WE HAVE CONVERTIBLE PREFERRED STOCK, CONVERTIBLE NOTES, OPTIONS AND WARRANTS OUTSTANDING WHICH, WHEN EXERCISED OR CONVERTED, MAY CAUSE DILUTION TO OUR SHAREHOLDERS.

As of December 31, 2003, we had the following convertible preferred stock, convertible notes, options and warrants outstanding which, when exercised or converted, may cause dilution to our shareholders.

Type of Common Stock Equivalent	Conversion or Exercise Price	Shares of Common Stock Issuable upon Exercise or Conversion (in millions)
Convertible preferred stock	$1.25	6.4
Convertible notes	$1.00	4.4
Stock options	$0.27 – $ 9.38	4.3
Unit options	$6.27	0.4
Warrants	$1.00 – $15.00	9.7

		25.2

As of December 31, 2003, approximately 0.7, 1.4, and 2.2 million of the stock options are exercisable at prices below $1.50, ranging from $1.50 to $3.00, and greater than $3.00, respectively. As of December 31, 2003, approximately 0.8, 6.5, and 2.4 million of the warrants are exercisable at prices below $1.50, ranging from $1.50 to $3.00, and greater than $3.00, respectively. The convertible preferred stock and convertible notes include provisions whereby the conversion price of the preferred stock and notes is reduced if we issue common stock at a price less than the then applicable conversion price of the preferred stock and notes ($1.25 and $1.00, respectively, at December 31, 2003). Such provisions could motivate the holders of these instruments to sell our common stock short in the public market, which could negatively affect our stock price. The exercise or conversion of our common stock equivalents will dilute the percentage ownership interest of our current shareholders. In addition, the terms upon which we would be able to obtain additional money through the sale of our stock may be negatively affected by the existence of these common stock equivalents because new investors may be concerned about the impact upon the future market price of the stock if these common stock equivalents were consistently exercised and the underlying stock sold.

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE AND CAN BE AFFECTED BY FACTORS UNRELATED TO OUR BUSINESS AND OPERATING PERFORMANCE.

The market prices for securities of biotechnology and emerging pharmaceutical companies in general have been highly volatile and may continue to be highly volatile in the future. These price and volume fluctuations have often been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our common stock.

IF WE ARE UNABLE TO MAINTAIN COMPLIANCE WITH NASDAQ LISTING REQUIREMENTS, OUR SHARES COULD BE DELISTED.

Our listing on the NASDAQ Markets is conditioned upon our compliance with the NASD’s continued listing requirements. The minimum standards for listing on the NASDAQ National Market is stockholders’ equity of $10 million or market capitalization of $50 million. The minimum standards for listing on the NASDAQ SmallCap Market is stockholders’ equity of $2.5 million or market capitalization of $35 million. In January 2003, we received a NASDAQ Staff Determination Letter indicating that we failed to comply with the new stockholders’ equity requirements for continued listing on the NASDAQ Markets and that our securities were, therefore, subject to delisting. We requested a hearing before a NASDAQ Listing Qualifications Panel to appeal the Staff Determination and present our plan to secure compliance with the $2.5 million stockholders’ equity requirement for transfer to the NASDAQ SmallCap Market. Subsequent to the hearing, we completed a private placement of common stock which generated gross proceeds of $10 million. In March 2003, we received a notification from NASDAQ approving its transfer to the NASDAQ SmallCap Market. However, there can be no assurances that we will be able to maintain compliance with NASDAQ’s present listing standards, or that NASDAQ will not implement additional listing standards with which we are unable to comply. Failure to maintain compliance with NASDAQ listing requirements could result in the delisting of our shares from trading on the NASDAQ system, which could have a material adverse effect on the trading price, volume and marketability of our common shares.

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

WE HAVE IMPLEMENTED ANTI-TAKEOVER PROVISIONS WHICH COULD DISCOURAGE OR PREVENT A TAKEOVER, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR SHAREHOLDERS.

Provisions of our shareholder rights plan, our amended and restated certificate of incorporation and our bylaws, as well as provisions of Delaware law, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our shareholders. These provisions may also make it more difficult for our shareholders to remove members of our board of directors or management. If a change of control is delayed or prevented the market price of our common stock could suffer.

THE ANNOUNCEMENT OF PLANS BY CERTAIN OF OUR SHAREHOLDERS TO CONDUCT A PROXY CONTEST FOR THE ELECTION OF DIRECTORS AT OUR NEXT ANNUAL MEETING AND RELATED LITIGATION COULD DISTRACT OUR MANAGEMENT, DIVERT OUR RESOURCES, DISCOURAGE POTENTIAL BUSINESS PARTNERS AND SUPPLIERS AND NEGATIVELY IMPACT OUR STOCK PRICE.

Certain of the holders of our securities, namely, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder L.L.C. and Ingalls & Snyder Value Partners L.P., have filed Schedule 13Ds with the Securities and

Exchange Commission stating their intention to engage in a proxy solicitation contest for the election of directors at our 2004 annual meeting. These securityholders have also brought litigation against us and our directors relating to our shareholder rights plan and our December 2003 private placement. These securityholders also recently submitted a books and records request to us under Delaware law. The Schedule 13Ds, the related litigation and the books and records request could distract our management from our operations, divert our resources from operations, discourage potential business partners and suppliers from approaching us and negatively impact our stock price.

Employees

As of December 31, 2003, we employed 10 individuals full-time, three of whom hold Ph.D. and/or M.D. degrees and another four of whom hold other advanced degrees. In addition, we engaged the services of seven individuals as scientific collaborators on a contractual basis. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

Available Information

Our internet website is http://www.bostonlifesciences.com. We are not including the information contained on our website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practical after such reports are filed with, or furnished to, the Securities and Exchange Commission. We have made these reports available through our website during the period covered by this report.

ITEM 2.    Properties.

Our corporate office is located in Boston, Massachusetts. The lease on this 6,600 square foot facility expires in 2012. The lease contains provisions whereby we can sublet all or part of the space and fully retain any sublease income generated. We also lease 3,300 square feet of laboratory space located in Baltimore, Maryland that expires in May 2006. We believe that our existing facilities are adequate for their present and anticipated purposes, except that additional facilities will be needed if we elect to expand our laboratory and/or manufacturing activities.

ITEM 3.    Legal Proceedings.

On November 13, 2003, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder Value Partners, L.P. and Ingalls & Snyder, L.L.C., the plaintiffs, filed a complaint against us and the members of our Board of Directors in the Delaware Court of Chancery alleging an improper entrenchment motive regarding the Board of Director’s interpretation of our 2001 Rights Agreement, as amended to date. On September 29, 2003 and October 15, 2003, the plaintiffs filed amendments to their Schedule 13D relating to our common stock in which they stated their intention to seek the removal of certain members of our Board of Directors and management, to nominate an alternate slate of directors for election at our next annual meeting and to seek redemption of our Rights Agreement. In October 2003, the Board of Directors considered the possibility that Mr. Boucher’s holdings of our common stock, together with the holdings of certain other shareholders being attributed to Mr. Boucher by virtue of his acting in concert with such shareholders, may have exceeded a beneficial ownership threshold that could trigger a distribution of preferred stock purchase rights under our Rights Agreement.

By letter from counsel dated October 14, 2003, the Board of Directors communicated to the plaintiffs that Mr. Boucher may have exceeded the threshold for triggering the distribution of the rights under our Rights Agreement and that the Board of Directors had taken action to temporarily delay the distribution of the rights. The complaint filed by the plaintiffs was seeking, among other things, declaratory relief that Mr. Boucher had not exceeded the beneficial ownership threshold for triggering the distribution of rights under our Rights Agreement and that the directors had breached their fiduciary duties in connection with applying our Rights Agreement, and injunctive relief to compel the directors to call and hold a special meeting of stockholders. In December 2003, the plaintiffs requested expedited relief in the form of a preliminary injunction regarding Mr. Boucher’s status under our Rights Agreement. On December 23, 2003, we amended our Rights Agreement in order to clarify Mr. Boucher’s status under our Rights Agreement and the plaintiffs withdrew their request for expedited relief. There have been no subsequent developments regarding this litigation.

On December 31, 2003, the plaintiffs filed another complaint in the Delaware Court of Chancery against us and the members of our Board of Directors alleging an improper entrenchment motive and breach of fiduciary duty by the directors in connection with our issuance of preferred stock and warrants in our December 2003 private placement. The complaint filed by the plaintiffs was seeking unspecified equitable and monetary relief. We asked the court to dismiss this lawsuit because it lacked any factual basis and ignored fundamental principles of law. Instead of responding to our motion to dismiss, on March 9, 2004, the plaintiffs moved to dismiss their own lawsuit without prejudice prior to the deadline to explain to the court why their claim was legitimate. The Delaware Court of Chancery immediately granted the motion and dismissed the case. On March 22, 2004, the plaintiffs made a books and records request under Delaware law seeking additional information regarding our December 2003 private placement and seeking information on a number of unrelated matters.

ITEM 4.    Submission of Matters to a Vote of SecurityHolders.

We did not submit any matter to the vote of our securityholders during the fourth quarter of 2003.

Executive Officers of the Registrant

The following is a list of our executive officers and their principal positions. Each individual officer serves at the pleasure of the Board of Directors.

Name	Age	Position
Marc E. Lanser, M.D.	55	Director, President and Chief Operating Officer
Joseph P. Hernon, CPA	44	Executive Vice President, Chief Financial Officer and Secretary

Marc E. Lanser, M.D. Dr. Lanser has been President and Chief Operating Officer and a member of the Board since October 2003. Prior to October 2003, Dr. Lanser had been Executive Vice President and Chief Scientific Officer and a member of the Board since June 1995. Prior to June 1995, Dr. Lanser held the same position with the Company from November 1994. From October 1992 until November 1994, Dr. Lanser was President and Chief Executive Officer of the Company. Prior to assuming the position of President and Chief Executive Officer of the Company, Dr. Lanser was an Assistant Professor of Surgery at Harvard Medical School and member of the full-time academic faculty, where he directed an NIH funded research project in immunology and received an NIH Research Career Development Award. Dr. Lanser has published more than 30 scientific articles in his field in peer-reviewed journals. Dr. Lanser received his M.D. from Albany Medical College.

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

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Since March 27, 2003, our Common Stock has traded on the NASDAQ SmallCap Market under the symbol BLSI. Prior to March 27, 2003, our Common Stock was traded on the NASDAQ National Market under the same symbol. The following table sets forth the high and low sale prices for our Common Stock by quarter for 2003 and 2002, as reported by NASDAQ. These prices reflect inter-dealer quotation, without retail mark-up, markdowns or other fees or commissions, and may not necessarily represent actual transactions.

	High	Low
Year Ended December 31, 2003
Quarter ended March 31, 2003	$1.52	$0.65
Quarter ended June 30, 2003	$3.00	$0.91
Quarter ended September 30, 2003	$2.10	$1.38
Quarter ended December 31, 2003	$2.00	$1.14
Year Ended December 31, 2002
Quarter ended March 31, 2002	$3.71	$1.98
Quarter ended June 30, 2002	$2.44	$1.21
Quarter ended September 30, 2002	$1.61	$0.96
Quarter ended December 31, 2002	$1.73	$1.00

On March 24, 2004, the closing sales price for our Common Stock was $1.19 per share. The number of stockholders of record of Common Stock on March 24, 2004 was approximately 5,500. We have not paid any dividends on our Common Stock and do not expect to pay dividends on our Common Stock in the foreseeable future.

On December 9, 2003, we completed a private placement with a group of institutional and private investors raising gross proceeds of $8 million. In the private placement, we issued and sold 800 shares of our new Series E Cumulative Convertible Preferred Stock, or Series E Stock, accompanied by warrants to purchase 2,880,000 shares of our Common Stock. The purchase price of each share of Series E Stock was $10,000. Each share of Series E Stock is convertible into 8,000 shares of Common Stock based on an initial conversion price of $1.25 per share and was accompanied by a warrant to purchase 3,600 shares of Common Stock at an exercise price of $1.55 per share. The warrants will become exercisable on June 9, 2004 and will expire on December 9, 2007.

Burnham Hill Partners, a division of Pali Capital, Inc., acted as placement agent with respect to the private placement and received a cash fee and placement agent warrants to purchase 640,000 shares of Common Stock at an exercise price of $1.49 per share. The placement agent warrants will become exercisable on June 9, 2004 and will expire on December 9, 2008. Burnham Hill Partners will also receive a cash fee equal to 4% of the cash we receive upon the exercise of the investor warrants.

The Series E Stock is initially convertible into Common Stock at $1.25 per share, and is subject to a weighted average anti-dilution adjustment if we issue equity securities in the future at a lower price. The holders of Series E Stock are entitled to receive a dividend of 4% per annum, payable beginning on October 31, 2004 and on each anniversary thereof. The dividend rate will increase to 8% on June 9, 2005. The dividend is payable in cash, but we may elect to pay it in shares of Common Stock under specified circumstances.

The warrants issued to investors purchasing Series E Stock will become exercisable on June 9, 2004 and will expire at the close of business on December 9, 2007. The $1.55 per share exercise price of the investor warrants will be adjusted based on a weighted average anti-dilution formula in the event we issue securities below that price, subject to a floor of $1.48 per share.

The Series E Stock and the warrants were sold in a private placement pursuant to Regulation D under the Securities Act of 1933, as amended. We relied on representations from the investors to establish this exemption.

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

	Year Ended December 31,
	1999	2000	2001	2002	2003
Statement of Operations Data
Revenues	$200,000	$—	$—	$—	$—
Operating expenses	14,556,251	11,453,458	10,585,618	10,302,008	7,914,887
Net loss	(13,964,484)	(10,654,264)	(10,252,587)	(10,993,142)	(8,367,994)
Preferred stock beneficial conversion feature	(5,366,054)	—	—	—	(2,696,658)
Accrual of preferred stock dividends	—	—	—	—	(34,029)
Net loss available to common shareholders	$(19,330,538)	$(10,654,264)	$(10,252,587)	$(10,993,142)	$(11,098,681)
Basic and diluted net loss available to common stockholders	$(1.31)	$(0.55)	$(0.49)	$(0.50)	$(0.36)
Weighted average number of common shares outstanding	14,731,149	19,461,911	20,733,160	22,063,183	30,507,040
Balance Sheet Data
Cash and cash equivalents	$260,134	$407,327	$287,302	$794,401	$6,088,458
Marketable securities	14,690,308	19,361,838	10,012,198	6,177,705	4,876,402
Restricted cash and marketable securities	—	—	—	—	5,036,248
Total assets	16,072,212	20,712,109	11,426,419	8,527,893	17,432,894
Working capital (excludes restricted cash and marketable securities)	13,746,718	18,811,739	9,095,717	5,558,691	9,974,660
Long-term debt	4,647,192	—	—	3,869,872	3,811,129
Convertible redeemable preferred stock	1,046,546	—	—	—	—
Stockholders’ equity	$8,574,807	$19,050,816	$9,622,835	$2,822,853	$12,115,618

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This section contains forward-looking statements based on current management expectations. Meaningful factors which could cause future results to differ materially from such expectations include, without limitation, the following: (i) results from current and planned clinical trials, (ii) scientific data collected on our technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and commercial sale of any of our proposed products, (v) the commercial acceptance of any products approved for sale and our ability to manufacture, distribute and sell for a profit any products approved for sale, (vi) our ability to obtain the necessary patents and proprietary rights to effectively protect our technologies, (vii) the outcome of any collaborations or alliances entered into by us in the future with pharmaceutical or other biotechnology companies, (viii) dependence on key personnel, and (ix) maintaining NASDAQ listing requirements.

Overview

Description of Company

We are a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, and diseases and for the treatment of some cancers. At December 31, 2003, we are considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7.

As of December 31, 2003, we have experienced total net losses since inception of approximately $94 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows as management executes our current business plan. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2003 will provide sufficient working capital to meet our anticipated expenditures for at least the next twelve months. We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. We have $4,350,500 in principal of Notes that become due in June 2005. We have set aside approximately $5.0 million in restricted cash and marketable securities to repay the Notes and the future interest on the Notes in accordance with the terms of our Series E Stock agreements. However, there can be no assurance that we will not need to raise additional capital before June 2005 in order to maintain enough restricted cash and marketable securities to satisfy the Notes and future interest payments on the Notes when they become due.

Product Development

ALTROPANE is an imaging agent being developed for the diagnosis of Parkinsonian Syndromes, or PS (including Parkinson’s Disease, or PD), Parkinsonian Tremor, and Attention Deficit Hyperactivity Disorder, or ADHD. We have completed a Phase III trial of ALTROPANE for use in differentiating PS movement disorders from non-PS movement disorders. We intend to conduct a new Phase III trial of ALTOPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors and are seeking a binding written agreement with the FDA relating to the design and analysis of the study protocol for this new Phase III trial. We have had several communications with FDA since the initial SPA was filed with the Agency. The FDA has provided recommendations pertaining to the design of the clinical protocol, including alternatives for inclusion criteria for the clinical indication being sought by us, and guidance concerning primary and secondary endpoints proposed in the statistical plan. The FDA also provided advice on further clarification of the SPECT imaging criteria. In December 2003 and in February 2004, we submitted revised protocols addressing FDA’s recommendations concerning study design, statistical plan and safety assessments. We are currently awaiting final agreement from the FDA on the most recent protocol submission for the new Phase III trial. In order to expedite reaching a written agreement with the FDA, our most recent submission was not made under the SPA process, but rather was submitted under an alternative, expedited procedure. The FDA has assured us that a binding agreement reached under this alternative procedure will be equivalent to an agreement reached pursuant to the SPA process. We currently expect to receive correspondence from the FDA containing a binding agreement relating to this protocol and to initiate the new Phase III trial in the first half of 2004. Once initiated, we presently anticipate this new Phase III trial for ALTROPANE will take approximately twelve months to complete. If the results of this Phase III trial are successful, we hope to submit an NDA for ALTROPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors within six months of the trial’s completion.

We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We are currently conducting pre-clinical studies required for the filing of an Investigational New Drug application, or IND. We expect to file an IND for treatment of ischemic stroke for Inosine in the third quarter of 2004 and, subsequent to FDA’s approval, initiate clinical trials in humans.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities and research contracts. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our significant accounting policies, see Note 1 to our consolidated financial statements in our Annual Report on Form 10-K.

Marketable Securities

Our marketable securities consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the consolidated balance sheet through other comprehensive income. We disclose the value of restricted marketable securities, if any, in the notes to our consolidated financial statements. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Consolidated Statement of Operations. We evaluate whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and our ability and intent to hold the security to maturity. To date, we have not recorded any other than temporary impairments related to our marketable securities. These marketable securities are classified as current assets because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

Research Contracts

We regularly enter into contracts with third parties to perform research and development activities in connection with our scientific technologies. Costs incurred under these contracts are recognized ratably over the term of the contract which we believe corresponds to the manner in which the work is performed. Clinical trial, contract services and other outside costs require that we make estimates of the costs incurred in a given accounting period and record accruals at period end as the third party service periods and billing terms do not always coincide with our period end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract where applicable.

Fair Value and Classification of Equity Instruments

Historically, in connection with our debt and equity financings we have issued warrants to purchase shares of our common stock. We record each of the securities issued on a relative fair value basis up to the amount of the proceeds received. We estimate the fair value of the warrants using the Black-Scholes option pricing model. The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants. Our estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, our stock price volatility and the contractual term of the warrants. The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

We have, at certain times, issued preferred stock and notes, which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, ie. a “beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common stock at the date of issuance of the convertible instrument.

A beneficial conversion feature associated with the preferred stock is recognized as a return to the preferred shareholders and represents a non-cash charge in the determination of net loss available to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as discount to the debt and is amortized as additional interest expense ratably over the remaining term of the debt instrument.

Results of Operations

Year Ended December 31, 2003 and 2002

Our net loss was $8,367,994 during the year ended December 31, 2003 as compared with $10,993,142 during the year ended December 31, 2002. Net loss attributable to common stockholders totaled $0.36 per share during 2003 as compared with $0.50 per share during 2002. The lower net loss in 2003 was primarily due to lower research and development expenses and the absence in 2003 of certain non-recurring equity related charges, partially offset by higher interest expense in 2003. The lower net loss attributable to common stockholders on a per share basis in the 2003 period was primarily due to an increase in weighted average shares outstanding of approximately 8.4 million shares, which was primarily the result of a private placement of common stock completed by us in the 2003 period.

Research and development expenses were $4,383,237 during the year ended December 31, 2003 as compared with $6,906,254 during the year ended December 31, 2002. The decrease in 2003 was primarily attributable to lower manufacturing development costs for Troponin of approximately $1,319,000, lower manufacturing development and NDA preparation costs for ALTROPANE for the diagnosis of PS of approximately $351,000, and lower pre-clinical costs for earlier stage product candidates of approximately $271,000. During the 2002 period, the Company’s manufacturing efforts on Troponin were focused on continuing work on the development of the manufacturing process whereas in the 2003 period such efforts were focused on refining the purification process and accumulating material for further pre-clinical studies. We currently anticipate research and development expenses to increase during the year ended December 31, 2004 primarily due to our new Phase III trial for ALTROPANE.

General and administrative expenses were $3,531,650 during the year ended December 31, 2003 as compared with $3,395,754 during the year ended December 31, 2002. The increase in 2003 was primarily due to higher payroll and related costs of approximately $91,000.

Other expenses were zero during the year ended December 31, 2003 as compared with $896,741 during the year ended December 31, 2002. The decrease in 2003 was due to non-cash charges related to agreements we entered into in 2002 and 2001 with significant securityholders to modify outstanding warrants. In November 2002, we agreed to extend the expiration date and lower the exercise price of certain warrants in return for the elimination of certain reset provisions of those warrants. We recorded a one-time charge of approximately $610,000 in 2002 related to this transaction. In June 2001, we agreed to issue additional warrants to a securityholder in return for a delay of the reset of the exercise price of certain warrants held by the securityholder. We recorded charges of approximately $287,000 in both 2002 and 2001 related to this transaction. The non-cash charges recognized in each transaction were based upon a fair value calculation of the warrants modified or issued in each transaction as determined under the Black-Scholes pricing model.

Interest expense totaled $755,850 during the year ended December 31, 2003 as compared to $237,610 during the year ended December 31, 2002. The increase was due to higher daily average balances in the 2003 period related to the 10% Convertible Senior Secured Promissory Notes, or the Notes, which were issued in July 2002, and therefore, outstanding for all of 2003 compared to less than half of 2002. During the 2003 period, we incurred approximately $429,000 in interest on the 10% coupon on the Notes, $292,000 in non-cash interest associated with the amortization of the discounted carrying value of the notes and $35,000 in amortization of debt issuance costs.

Interest income was $302,743 during the year ended December 31, 2003 as compared with interest income of $443,217 during the year ended December 31, 2002. The decrease was primarily due to lower average interest rates in the 2003 period, partially offset by higher average cash, cash equivalents, and marketable securities balances and higher realized gains of approximately $73,000 in the 2003 period.

Accrual of preferred stock dividends was $34,029 during the year ended December 31, 2003 as compared with none during the year ended December 31, 2002. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock. The holders of Series E Stock are entitled to receive a cumulative dividend of 4% per annum, payable beginning on October 31, 2004 and on each anniversary thereof. The dividend rate will increase to 8% on June 9, 2005. In connection with the issuance of Series E Stock, we recorded a beneficial conversion feature of $2,696,658 during the year ended December 31, 2003 as compared to none during the year ended December 31, 2002. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument. The amount of the beneficial conversion feature has been immediately accreted and resulted in a deemed dividend as the preferred stock does not have a redemption term. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s Statement of Operations.

At December 31, 2003, we had net deferred tax assets of approximately $43 million for which a full valuation allowance has been established. As a result of our concentrated efforts on research and development, we have a history of incurring net operating losses and expect to incur additional net operating losses for the foreseeable future. Accordingly, we have concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, provided a full valuation allowance for these assets. In the event we achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expense.

Year Ended December 31, 2002 and 2001

Our net loss was $10,993,142 during the year ended December 31, 2002 as compared with $10,252,587 during the year ended December 31, 2001. Net loss per share totaled $0.50 per share during 2002 as compared with $0.49 per share during 2001. The higher net loss in 2002 was primarily due to lower interest income in 2002. The decrease in interest income was partially offset by lower research and development expenses in 2002.

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

General and administrative expenses were $3,395,754 during the year ended December 31, 2002 as compared with $3,168,629 during the year ended December 31, 2001. The increase in 2002 was primarily due to higher professional service costs of approximately $565,000, including an increase in non-cash expenses of $125,000 primarily related to the issuance of warrants to consultants. The increase in these expenses was partially offset by the absence of approximately $196,000 in personnel recruitment costs that were incurred in the 2001 period when we hired a number of senior executives.

Other expenses were $896,741 during the year ended December 31, 2002 as compared with $683,880 during the year ended December 31, 2001. The increase in 2002 was due to non-cash charges related to agreements we entered into in 2002 and 2001 with significant securityholders to modify outstanding warrants. In November 2002, we agreed to extend the expiration date and lower the exercise price of certain warrants in return for the elimination of certain reset provisions of those warrants. We recorded a one-time charge of approximately $610,000 in 2002 related to this transaction. During 2001, we lowered the exercise price of certain warrants held by a securityholder in return for daily trading restrictions on the number of shares of common stock that the securityholder could sell through May 2002, which resulted in a one-time charge of $396,880. In June 2001, we agreed to issue additional warrants to a securityholder in return for a delay of the reset of the exercise price of certain warrants held by the securityholder. We recorded charges of approximately $287,000 in both 2002 and 2001 related to this transaction. The non-cash charges recognized in each transaction were based upon a fair value calculation of the warrants modified or issued in each transaction as determined under the Black-Scholes pricing model.

Interest expense totaled $237,610 during the year ended December 31, 2002 as compared to zero during the during the year ended December 31, 2001. In July 2002, we issued $4 million of Notes, and incurred $175,715 in interest on the 10% coupon, $46,539 in non-cash interest associated with the accretion of the discounted carrying value of the Notes and approximately $15,000 in amortization of debt issuance costs.

Interest income was $443,217 during the year ended December 31, 2002 as compared with interest income of $1,016,911 during the year ended December 31, 2001. The decrease was primarily due to lower average cash, cash equivalents, and marketable securities balances during the 2002 period as compared to the 2001 period.

Liquidity and Capital Resources

Cash used for operating activities, primarily related to our net loss, totaled $7,814,164 in 2003 as compared to $9,367,353 in 2002. The decrease in 2003 is primarily related to lower research and development expenses in the 2003 period. Cash used for investing activities totaled $3,890,462 in 2003 as compared to cash provided by investing activities of $3,131,441 in 2002. The difference in investing activities principally reflects the increase in restricted cash in 2003 and the purchase of marketable securities with the proceeds from the private placements, described below, completed by us in 2003, net of the sales of marketable securities which were subsequently used to fund operations. Cash provided by financing activities was $16,998,683 in 2003 as compared to $6,743,011 in 2002. The difference in financing activities principally reflects the effect of the private placements, described below, completed by us in 2003 and 2002.

As of December 31, 2003, we have incurred total net losses since inception of approximately $94 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended December 31, 2003 is as follows:

Date	Net Proceeds Raised	Securities Issued
December 2003	$7.0 million	Convertible preferred stock and warrants
March 2003	$9.9 million	Common stock
July 2002	$3.9 million	Convertible 10% senior secured promissory notes and warrants
March 2002	$2.8 million	Common stock and warrants

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

At December 31, 2003, we had available cash, cash equivalents, and marketable securities of approximately $11.0 million and working capital of approximately $10.0 million. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2003 will provide sufficient working capital to meet our anticipated expenditures for at least the next twelve months. In addition, we have approximately $5.0 million in a segregated account to satisfy our obligations with respect to the Notes which mature in June 2005. These segregated funds are not included in the available cash, cash equivalents, and marketable securities and working capital amounts referenced above. We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. In addition, we have certain covenants with the holders of our Notes and the purchasers of our Series E Stock that may limit our ability to engage in certain types of financings in the future. Pending approval of additional authorized shares of common stock by stockholders at our 2004 annual meeting, we have a limited number of shares of authorized common stock for issuance in future financings.

Following is information on the direct research and development costs incurred (all amounts in thousands) on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $10.1 million on a cumulative basis.

Program	4th Quarter 2003 (1)	Fiscal 2003	Cumulative
Diagnostic imaging	$92	$728	$15,977
Anti-angiogenesis	78	300	13,031
CNS regeneration	294	1,300	5,460
Other	—	20	767

(1)	three months ended December 31, 2003

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials, and the duration of development. We have not received final agreement from the FDA on our revised protocol for the design of our new Phase III clinical trial for ALTROPANE. We presently anticipate this trial will take approximately twelve months to complete and cost approximately $3.5 million. However, there can be no assurance that the FDA will accept our revised protocol or that it will not request additional modifications.

Contractual Obligations and Commitments

Research and development commitments consists of contractual obligations with third parties, as well as the estimated costs of approximately $3.5 million to complete our new Phase III clinical trial for ALTROPANE. We lease certain office equipment, office space and laboratory space under noncancelable operating leases. Our current corporate office lease expires in 2012 and contains provisions whereby we can sublet all or part of the space and fully retain any sublease income generated. We also lease laboratory space that expires in May 2006. As of December 31, 2003, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Other General and Administrative	Maturity Of Debt
2004	$5,408,000	$327,000	$125,000	—
2005	1,242,000	335,000	125,000	$4,350,500
2006	—	296,000	—	—
2007	—	277,000	—	—
2008	—	285,000	—	—
Thereafter	—	1,019,000	—	—

	$6,650,000	$2,539,000	$250,000	$4,350,500

In July 2002, we entered into agreements pursuant to which we issued $4.0 million in principal amount of Notes to a single institutional investor in a private placement. The Notes mature in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. We may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional Notes on the same terms. We elected to pay the interest due on December 1, 2002 and June 1, 2003 in additional Notes in the amounts of $143,333 and $207,167, respectively. In December 2003, we elected to pay the interest due on December 1, 2003 in the amount of $217,525 in cash. Among other adjustments, unless the investor consents otherwise, if we issue equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are currently convertible into common stock at a conversion price of $1.00 per share. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of ours. We generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that we provide alternative collateral or less than $500,000 principal amount of Notes remains outstanding, the agreements also prohibit us, among other things, from entering into any merger, consolidation or sale of all or substantially all of our assets, incurring additional indebtedness, encumbering our assets with any liens and redeeming or paying cash dividends on any of our capital stock. We are permitted to grant licenses or sublicenses of our intellectual property to third parties in the ordinary course of business free from the security interest, but the holders of the Notes will receive a first priority security interest and continuing lien on all amounts owing to us in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control and breach by us of our representations and warranties and covenants contained in the agreements. If an event of default were to occur, our obligations under the Notes could be accelerated and become immediately due and payable in full.

As a condition of our December 2003 private placement of Series E Stock and warrants, we agreed to exercise our right to obtain a release of the security interest and continuing lien on our property that currently secure our outstanding Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. The remaining principal and interest payments on the Notes through maturity total approximately $5,000,000. We communicated to the holders of the Notes our intention to obtain a release of the lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of our remaining obligations. To date, we have been unable to reach agreement with the noteholders on the terms of such a letter of credit. We are currently reviewing our options regarding the release of liens and in the interim have set aside sufficient funds in a segregated account to satisfy our remaining obligations under the Notes in order to comply with our covenant to the December 2003 private placement investors.

Our Series E Stock includes a dividend obligation of 4% through June 2005, increasing to 8% thereafter. Generally, we may elect to pay the dividend in cash or in shares of our common stock. We have reserved a sufficient number of shares to pay the dividends payable in October 2004 and October 2005 in shares of our common stock.

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and in December 2003 issued a revised FIN 46 (“FIN 46R”) which addresses the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interest entities created after January 31, 2003. We must adopt the provisions of FIN 46 in the first quarter of fiscal 2004 and do not expect the adoption to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The adoption of SFAS 150 is not expected to have a material effect on our financial statements.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in the applicable Securities and Exchange Commission rule) during the year end December 31, 2003.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders

     of Boston Life Sciences, Inc.

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive loss and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the “Company”) (a development stage enterprise) at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 and, cumulatively, for the period from October 16, 1992 (date of inception) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/    PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 30, 2004

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$6,088,458	$794,401
Marketable securities	4,876,402	6,177,705
Restricted cash and marketable securities (Notes 1 and 7)	445,926	—
Other current assets	515,947	421,753

Total current assets	11,926,733	7,393,859
Restricted cash and marketable securities (Notes 1 and 7)	4,590,322	—
Fixed assets, net	604,662	784,896
Other assets	311,177	349,138

Total assets	$17,432,894	$8,527,893

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,506,147	$1,835,168

10% convertible senior secured promissory notes, due June 2005	3,811,129	3,869,872

Commitments and contingencies (Note 10)

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; 800 shares Convertible Series E issued and outstanding at December 31, 2003 (liquidation preference of $8,034,029)	4,990,614	—
Common stock, $.01 par value; 60,000,000 and 50,000,000 shares authorized at December 31, 2003 and 2002, respectively; 32,519,588 and 22,374,210 shares issued and outstanding at December 31, 2003 and 2002, respectively	325,196	223,742
Additional paid-in capital	101,195,170	88,511,684
Accumulated other comprehensive income	605	115,400
Deficit accumulated during development stage	(94,395,967)	(86,027,973)

Total stockholders’ equity	12,115,618	2,822,853

Total liabilities and stockholders’ equity	$17,432,894	$8,527,893

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,			From Inception (October 16, 1992) to December 31, 2003
	2003	2002	2001
Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	4,383,237	6,906,254	7,416,989	59,387,243
General and administrative	3,531,650	3,395,754	3,168,629	25,837,973
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	7,914,887	10,302,008	10,585,618	97,371,760

Loss from operations	(7,914,887)	(10,302,008)	(10,585,618)	(96,471,760)
Other expenses	—	(896,741)	(683,880)	(1,580,621)
Interest expense	(755,850)	(237,610)	—	(3,245,917)
Investment income	302,743	443,217	1,016,911	6,902,331

Net loss	(8,367,994)	(10,993,142)	(10,252,587)	(94,395,967)
Preferred stock beneficial conversion feature (Note 7)	(2,696,658)	—	—	(8,062,712)
Accrual of preferred stock dividends (Note 7)	(34,029)	—	—	(34,029)

Net loss attributable to common stockholders	$(11,098,681)	$(10,993,142)	$(10,252,587)	$(102,492,708)

Basic and diluted net loss attributable to common stockholders per share	$(0.36)	$(0.50)	$(0.49)

Weighted average common shares outstanding	30,507,040	22,063,183	20,733,160

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY

For the Period from inception (October 16, 1992) to December 31, 2003

	Series A, C and E Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Par Value
Issuance of common stock to founders			1,520,044	$15,200	$33,525				$48,725
Issuance of common stock upon exercise of warrants and options			2,116,554	21,165	6,460,434				6,481,599
Issuance of common stock and warrants, net of issuance costs of $1,187,864			5,889,007	58,891	25,831,486				25,890,377
Issuance of common stock and warrants upon Merger			3,619,736	36,197	14,567,751				14,603,948
Issuance of common stock upon conversion of convertible debentures			156,605	1,566	987,025				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $280,806					3,319,194				3,319,194
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $3,397,158	239,911	$2,399			20,591,443				20,593,842
Conversion of preferred stock into common stock	(239,911)	(2,399)	5,835,363	58,353	6,094,046				6,150,000
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			1,585,416	15,854	4,831,566				4,847,420
Preferred stock conversion inducement					(600,564)				(600,564)
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					1,205,781	804,607			2,010,388
Other			3,913	40	69,893				69,933
Comprehensive loss:
Unrealized gain on marketable securities							$20,497		20,497
Net loss from inception (October 16, 1992) to December 31, 2000								$(64,782,244)	(64,782,244)

Comprehensive loss from inception (October 16, 1992) to December 31, 2000									(64,761,747)

Balance at December 31, 2000	—	—	20,726,638	207,266	83,605,297	—	20,497	(64,782,244)	19,050,816

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY —(Continued)

For the Period from inception (October 16, 1992) to December 31, 2003

	Series A, C and E Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Number of Shares	Amount	Number of Shares	Par Value
Modification of warrants					683,880				683,880
Issuance of common stock upon exercise of warrants and options			48,004	480	(480)				—
Compensation expense related to stock options and warrants					30,405				30,405
Comprehensive loss:
Unrealized gain on marketable securities							110,321		110,321
Net loss								(10,252,587)	(10,252,587)

Comprehensive loss									(10,142,266)

Balance at December 31, 2001	—	—	20,774,642	207,746	84,319,102	—	130,818	(75,034,831)	9,622,835
Modification of warrants					896,741				896,741
Issuance of common stock and warrants, net of issuance costs of $583,908			1,599,568	15,996	2,839,167				2,855,163
Issuance of warrants in connection with debentures, net of issuance costs of $112,152					313,438				313,438
Compensation expense related to stock options and warrants					143,236				143,236
Comprehensive loss:
Unrealized loss on marketable securities							(15,418)		(15,418)
Net loss								(10,993,142)	(10,993,142)

Comprehensive loss									(11,008,560)

Balance at December 31, 2002	—	—	22,374,210	223,742	88,511,684	—	115,400	(86,027,973)	2,822,853
Issuance of common stock, net of issuance costs of $91,228			10,095,378	100,954	9,897,473				9,998,427
Issuance of common stock upon exercise of options			50,000	500	49,500				50,000
Issuance of preferred stock Series E, net of issuance costs of $681,663	800	2,293,956			2,696,658				4,990,614
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Accrual of dividends on preferred Series E stock					(34,029)				(34,029)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Compensation expense related to stock options and warrants					163,245				163,245
Comprehensive loss:
Unrealized loss on marketable securities							(114,795)		(114,795)
Net loss								(8,367,994)	(8,367,994)

Comprehensive loss									(8,482,789)

Balance at December 31, 2003	800	$4,990,614	32,519,588	$325,196	$101,195,170	$—	$605	$(94,395,967)	$12,115,618

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,			From Inception (October 16, 1992) to December 31, 2003
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(8,367,994)	$(10,993,142)	$(10,252,587)	$(94,395,967)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Interest expense settled through issuance of notes payable	207,167	143,333	—	350,500
Non-cash interest expense	327,286	61,895	—	968,866
Non-cash charges related to options, warrants and common stock	252,900	1,039,977	714,285	4,087,483
Amortization and depreciation	223,721	170,952	59,691	1,970,655
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(94,194)	178,048	299,204	343,016
(Decrease) increase in accounts payable and accrued expenses	(363,050)	31,584	142,291	699,453

Net cash used for operating activities	(7,814,164)	(9,367,353)	(9,037,116)	(70,329,450)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	(43,487)	(432,343)	(541,162)	(1,329,842)
Decrease (increase) in other assets	2,765	(255,291)	(1,708)	(609,774)
Increase in restricted cash and marketable securities	(5,036,248)	—	—	(5,036,248)
Purchases of marketable securities	(13,354,221)	(7,538,990)	(6,605,980)	(105,736,863)
Sales and maturities of marketable securities	14,540,729	11,358,065	16,065,941	100,861,066

Net cash (used for) provided by investing activities	(3,890,462)	3,131,441	8,917,091	(10,093,624)
Cash flows from financing activities:
Proceeds from issuance of common stock	10,050,000	3,439,071	—	44,738,253
Proceeds from issuance of preferred stock	8,000,000	—	—	35,022,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of notes payable	—	4,000,000	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	—	—	(2,796,467)
Payments of financing costs	(1,051,317)	(696,060)	—	(5,436,860)

Net cash provided by financing activities	16,998,683	6,743,011	—	86,511,532

Net increase (decrease) in cash and cash equivalents	5,294,057	507,099	(120,025)	6,088,458
Cash and cash equivalents, beginning of period	794,401	287,302	407,327	—

Cash and cash equivalents, end of period	$6,088,458	$794,401	$287,302	$6,088,458

Supplemental cash flow disclosures:
Non-cash transactions (see notes 1, 5, 7, and 8)
Cash paid for interest	$217,525	—	—	$217,525

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    The Company and its Significant Accounting Policies

Boston Life Sciences, Inc. is a development stage biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers. Boston Life Sciences (“Old BLSI”), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the “Merger”). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. (the “Company”). However, all of the employees of the public company ceased employment six months prior to the Merger, the company’s facilities and equipment were sold, and all directors resigned effective with the Merger, whereupon the management and directors of Old BLSI assumed management of the Company. During the period from inception through December 31, 2003, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of December 31, 2003, the Company has experienced total net losses since inception of approximately $94 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows as management executes its current business plan. The Company believes that the cash, cash equivalents, and marketable securities available at December 31, 2003 will provide sufficient working capital to meet its anticipated expenditures for at least the next twelve months. The Company will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all. The Company has $4,350,500 in principal of 10% convertible senior secured convertible promissory notes (the “Notes”) that become due in June 2005. The Company has set aside approximately $5,036,000 in restricted cash and marketable securities to repay the Notes and the future interest on the Notes in accordance with the terms of its Series E Cumulative Convertible Preferred Stock (“Series E Stock”) agreements. However, there can be no assurance that the Company will not need to raise additional capital before June 2005 in order to maintain enough restricted cash and marketable securities to satisfy the Notes and future interest payments on the Notes when they become due.

A summary of the Company’s significant accounting policies is as follows:

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. At December 31, 2003, all of the subsidiaries were wholly-owned. In March 2003, the Company purchased the remaining 10% of ProCell Pharmaceuticals from the minority shareholder for 95,378 shares of common stock which had a fair market value of approximately $90,000. All significant intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 2003 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Marketable securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statements of Operations but are reflected in the Consolidated Statements of Comprehensive Loss and Stockholders’ Equity as a component of accumulated other comprehensive income (loss) until realized. Realized gains (losses) are determined based on the specific identification method. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Consolidated Statement of Operations. The Company evaluates whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and the Company’s ability and intent to hold the security to maturity. To date, the Company has not recorded any other than temporary impairments related to marketable securities. Marketable securities consist of United States agency bonds and corporate debt obligations (Note 2). These marketable securities are classified as current assets because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

Restricted cash and marketable securities represent amounts which have been placed into a separate investment account in accordance with certain obligations under the Company’s Series E Preferred Stock agreements (see Note 7).

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable, accrued expenses and debt approximate their fair values as of December 31, 2003 and 2002 due to their short maturity.

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

The majority of the Company’s technologies currently under development were invented or discovered by researchers working for Harvard University and its affiliated Hospitals (“Harvard and its Affiliates”). The Company currently conducts a substantial portion of its research and development through Harvard and its Affiliates pursuant to sponsored research agreements and is thus dependent upon a continuing business relationship with Harvard and its Affiliates.

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

Net Loss Per Share

Basic and diluted net loss per share available to common stockholders has been calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be antidilutive.

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise or conversion of those common stock equivalents outstanding at December 31, 2003, which could generate proceeds to the Company of up to $42 million, could potentially dilute earnings per share in the future.

	2003	2002	2001
Stock options	4,285,918	4,274,168	3,563,918
Warrants	9,735,597	6,218,507	4,657,069
Unit options	396,475	396,475	396,475
Preferred stock	6,400,000	—	—
Convertible debentures	4,350,500	2,071,667	—

	25,168,490	12,960,817	8,617,462

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

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2003	2002	2001
Net loss, as reported	$(8,367,994)	$(10,993,142)	$(10,252,587)
Add: Stock-based employee compensation expense recognized	57,024	13,600	25,000
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(740,844)	(936,820)	(2,029,583)

Pro forma net loss	$(9,051,814)	$(11,916,362)	$(12,257,170)
Preferred stock beneficial conversion feature (Note 7)	(2,696,658)	—	—
Accrual of preferred stock dividends (Note 7)	(34,029)	—	—

Pro forma net loss attributable to common stockholders	$(11,782,501)	$(11,916,362)	$(12,257,170)

Basic and diluted net loss attributable to common stockholders per share
As reported	$(0.36)	$(0.50)	$(0.49)
Pro forma	$(0.39)	$(0.54)	$(0.59)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 2% to 6%; and expected lives ranging from three to five years.

Beneficial Conversion Feature

The Company has, at certain times, issued preferred stock and notes, which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, ie. a “beneficial conversion feature”. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

A beneficial conversion feature associated with preferred stock is recognized as a return to the preferred stockholders and represents a non-cash charge in the determination of net loss available to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as discount to the debt and is amortized as additional interest expense ratably over the remaining term of the debt instrument.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” and in December 2003 issued a revised FIN 46 (“FIN 46R”) which addresses the period of adoption of FIN 46 for entities created before January 31, 2003. FIN 46 provides a new consolidation model which determines control and consolidation based on potential variability in gains and losses. The provisions of FIN 46 are effective for enterprises with variable interest entities created after January 31, 2003. The Company must adopt the provisions of FIN 46 in the first quarter of fiscal 2004 and does not expect the adoption to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2004. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial statements.

Guarantor Arrangements

In November 2002, the FASB issued FIN No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34.” The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial statements. The following is a summary of the Company’s agreements that have been determined to be within the scope of FIN No. 45.

As permitted under Delaware law, the Company has entered into agreements whereby the Company indemnifies its executive officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a Director and Officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into arrangements with certain service providers to perform research, development, and clinical services for the Company. Under the terms of these arrangements, such service providers may use the Company’s technologies in performing their services. The Company enters into standard indemnification agreements with those service providers, whereby the Company indemnifies them for any liability associated with their use of the Company’s technologies. The maximum potential amount of future payments the Company would be required to make under these indemnification agreements is unlimited; however, the Company has product liability and general liability policies that enable the Company to recover a portion of any amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (i) results from current and planned clinical trials, (ii) scientific data collected on the Company’s technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and commercial sale of any of the Company’s proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, (vii) the outcome of any collaborations or alliances entered into by the Company in the future with pharmaceutical or other biotechnology companies, (viii) dependence on key personnel, and (ix) maintaining NASDAQ listing requirements.

2.    Marketable securities

Marketable securities consist of the following at December 31:

	2003	2002
U.S. Agency obligations	$4,190,821	$1,949,504
Corporate debt obligations	5,645,129	4,228,201

	9,835,950	6,177,705
Restricted marketable securities	4,959,548	—

Unrestricted marketable securities	$4,876,402	$6,177,705

The contractual maturities of the Company’s marketable securities at December 31, 2003 are as follows: less than one year—$3,753,682; one to two years—$6,082,268. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 2003 totaled $15,266 and ($14,661), respectively. Gross unrealized gains and (losses) at December 31, 2002 totaled $141,529 and ($26,129), respectively. Net realized gains totaled

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$114,577, $55,066 and $129,578 in 2003, 2002 and 2001, respectively, and are included in investment income in the Consolidated Statements of Operations.

At December 31, 2003, the Company has classified $5,036,248 in cash and marketable securities as restricted in the Consolidated Balance Sheet (see Note 7).

3.    Fixed Assets

Fixed assets consist of the following at December 31:

	2003	2002
Laboratory equipment	$876,078	$872,855
Office furniture and equipment	40,568	30,869
Leasehold improvements	58,804	58,804
Computer equipment	81,892	51,905

	1,057,342	1,014,433
Less accumulated depreciation and amortization	452,680	229,537

	$604,662	$784,896

Amortization and depreciation expense on fixed assets for the years ended December 31, 2003, 2002 and 2001 was approximately $224,000, $171,000 and $60,000, respectively, and $732,000 for the period from inception (October 16, 1992) through December 31, 2003.

4.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2003	2002
Research and development related	$480,741	$1,217,483
Accrued professional fees	533,766	376,952
General and administrative related	421,357	208,351
Accrued dividends	34,029	—
Accrued interest	36,254	32,382

	$1,506,147	$1,835,168

5.    Notes Payable and Debt

10% Convertible Senior Secured Promissory Notes

In July 2002, the Company entered into agreements pursuant to which the Company issued $4.0 million in principal amount of 10% Convertible Senior Secured Promissory Notes, or Notes, to Ingalls & Snyder Value Partners, L.P. (“ISVP”) in a private placement with an original conversion price of $2.16 per share. Warrants to purchase a total of 500,000 shares of the Company’s common stock at $2.16 per share were also issued to ISVP.

The Notes mature in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company may elect to pay interest on the Notes in either cash or, subject to certain limitations,

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional notes on the same terms. The Notes may be converted into the Company’s common stock at the option of the holder, subject to anti-dilution adjustments. Among other adjustments, unless the investor consents otherwise, if the Company issues equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally may obtain a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the time, if any, that the Company provides alternative collateral or less than $500,000 principal amount of Notes remains outstanding, the agreements also prohibit the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying cash dividends on any of its capital stock. The Company is permitted to grant licenses or sublicenses of its intellectual property to third parties in the ordinary course of its business free from the security interest, but the holders of the Notes will receive a first priority security interest and continuing lien on all amounts owing to the Company in respect of any such license or sublicense. The agreements also contain customary events of default, including any change of control of the Company and breach by the Company of its representations, warranties and covenants contained in the agreements. If any event of default were to occur, the Company’s obligations under the Notes could be accelerated and become immediately due and payable in full.

As a condition of the Company’s December 2003 private placement of preferred stock and warrants, the Company agreed to exercise its right to obtain a release of the security interest and continuing lien on its property that currently secure its outstanding Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. The remaining principal and interest payments on the Notes through maturity total approximately $5,036,000. The Company communicated to the noteholders its intention to obtain a release of the lien on its property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of its remaining obligations. To date, the Company has been unable to reach agreement with the noteholders on the terms of such a letter of credit. The Company is currently reviewing its options regarding the release of liens and in the interim has set aside sufficient funds in a segregated account to satisfy its remaining obligations under the Notes in order to comply with its covenant to the December 2003 private placement investors. These funds are classified as restricted cash and marketable securities on the Consolidated Balance Sheet.

The net proceeds of approximately $3,885,000 were allocated between the warrants (approximately $311,000) and the Notes (approximately $3,574,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately five percent and a term of five years. Based on the fair value of the Notes, they bear an effective interest rate of 12.6%. The initial carrying value of the Notes is being accreted ratably, over the term of the Notes, to the $4,000,000 amount due at maturity. The carrying value of the Notes approximates their fair values as of December 31, 2003. Debt issuance costs totaling $105,590 have been capitalized and are being amortized over the life of the Notes. Interest expense totaled $755,850 and $237,610 in 2003 and 2002, and included $292,090 and $46,539 in discount accretion and $35,196 and $15,356 in debt issuance cost amortization, respectively.

In November 2002, the Company entered into a Consent to Transfer and Warrant Amendment (the “Warrant Amendment”) with Ingalls & Snyder, L.L.C. (“I&S”), Robert L. Gipson (“Gipson”), Nikolaos D. Monoyios (“Monoyios”) and ISVP. Pursuant to the Agreement, the Company consented to the transfer of outstanding warrants to purchase 1,820,123 shares of the Company’s common stock (the “Warrants”) by Brown Simpson Partners I, Ltd. to Gipson and Monoyios. Effective upon the transfer, the terms of the Warrants were amended,

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

among other things, to reduce the exercise price from $2.15 per share to $2.00 per share, to extend the expiration date from September 22, 2004 to December 31, 2006 and to eliminate the reset and anti-dilution provisions. The Company also agreed that the conversion price of the Notes issued to ISVP would be reduced from $2.16 per share to $2.00 per share. In connection with these transactions, the Company recorded a charge of approximately $610,000, as determined under the Black Scholes pricing model, in 2002 which is included in Other Expenses in the Consolidated Statement of Operations. In addition, the existing registration rights applicable to the shares of common stock issuable upon exercise of the Warrants were terminated, and the Company granted Gipson and Monoyios new registration rights with respect to such shares equivalent to those granted to ISVP with respect to the Notes.

In connection with the March 2003 private placement (see Note 6), the conversion price of the Company’s Notes has been reduced to $1.00 per share in accordance with the anti-dilution provisions of the Notes. The reduction in the conversion price created a beneficial conversion feature, which was recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital of approximately $289,000. The value of the beneficial conversion feature will be recognized as interest expense ratably over the remaining life of the Notes.

In December 2002, the Company issued $143,333 in principal amount of Notes to ISVP for interest accrued through December 1, 2002. In March 2003, the conversion price of the $143,333 Note was reset from $2.00 to $1.00 in connection with the private placement of common stock at $1.00 (see Note 6). The reduction in the conversion price created a beneficial conversion feature of approximately $79,000, which was recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. The value of the beneficial conversion feature will be recognized as interest expense ratably over the remaining life of the Notes. In June 2003, the Company issued $207,167 in principal amount of Notes to ISVP for interest accrued through June 1, 2003. The $207,167 Note was issued with a conversion price of $1.00 which was below the market price of the common stock at the date of issuance. This resulted in a beneficial conversion feature of approximately $190,000, which was recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. The value of the beneficial conversion feature will be recognized as interest expense ratably over the remaining life of the Notes. In December 2003, the Company paid $217,525 in cash to ISVP for interest accrued through December 1, 2003.

As of December 31, 2003, ISVP held a total of $4,350,500 in principal amount of 10% Convertible Senior Secured Promissory Notes which are convertible into 4,350,500 shares of common stock.

8% Convertible Debentures

In September 1999, the Company issued $8,000,000 in convertible debentures due September 2003 and warrants to purchase a total of 1,690,000 shares of the Company’s common stock. The net proceeds of approximately $7,376,000 were allocated between the warrants (approximately $3,319,000) and the convertible debentures (approximately $4,057,000) based on their relative fair values. The warrants were issued in two classes, the first, or “class A” warrants, were originally exercisable to purchase 970,000 shares of common stock at an exercise price of $5.75 per share. The second, or “class B” warrants, were originally exercisable to purchase 720,000 shares of common stock at an exercise price of $8.25 per share. In connection with the financing, the Company paid $480,000 and issued 290,000 warrants exercisable at $5.75 per share to the placement agent.

During 2000, the Company issued 1,585,416 shares of common stock resulting from the conversion of the entire $8 million of convertible debentures and the payment of interest of approximately $318,000.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company entered into an agreement with the securityholder whereby the exercise price of the warrants held by the securityholder were reduced. The exercise price of 720,000 warrants previously exercisable at $8.25 per share were reduced to $4.625 and the exercise price of 970,000 warrants previously exercisable at $5.75 per share were also reduced to $4.625. In return, the securityholder agreed to significant restrictions on the number of shares of common stock that it could sell through May 2002. In connection with the transaction, the Company recorded a charge of $396,880 which is included in Other Expenses in the Consolidated Statement of Operations. The amount of the charge is based upon the difference between the fair value (as determined under the Black-Scholes pricing model) of the 1,690,000 warrants currently exercisable at $4.625 per share compared to the fair value of the 720,000 warrants previously exercisable at $8.25 per share and the 970,000 warrants previously exercisable at $5.75 per share.

In March 2002, the number of warrants and the exercise price thereof was adjusted as a result of a private placement of common stock completed at that time. As provided in the original warrant terms, the exercise price of the 1,690,000 warrants was reduced to $2.15 which represents the per share selling price of the private placement of common stock. In addition, the securityholder received an additional 130,123 warrants exercisable at $2.15 per share under the anti-dilution provision included in the original warrant terms.

In November 2002, the securityholder transferred their 1,820,123 warrants to another securityholder as previously described above.

6.    Common Stock

In June 2000, the Company completed a private placement of 1,405,956 shares of common stock with Pictet Global Sector Fund-Biotech (“Pictet”) which raised approximately $9,921,000 in net proceeds. In connection with the financing, the Company issued 200,000 warrants to purchase common stock at $10.00 per share and 300,000 warrants to purchase common stock at $8.00 per share. The warrants contain a provision that would have decreased the exercise price of the warrants in June 2001.

In June 2001, the Company entered into an agreement with Pictet which agreed to defer the effective date of the reset provision relating to the exercise price until June 30, 2002, at which time the exercise price was reset to $3.00 per share. In return, the Company issued 160,000 additional new warrants exercisable at $3.40 per share to Pictet. The Company was not required to record an initial charge in connection with the transaction because the fair value (as determined under the Black-Scholes pricing model) of the 160,000 new warrants being issued was equivalent to the net decrease in the fair value of the existing warrants resulting from the one year deferral in the reset provision. Under the June 2001 agreement, the Company was also obligated to issue additional warrants in an amount equal to 9.9% of the increase in common stock outstanding from June 25, 2001 through June 30, 2004, subject to a maximum of 240,000 additional warrants. In accordance with this agreement, the Company issued an additional 163,110 warrants, exercisable at $1.27 per share in June 2002 and an additional 76,890 warrants, exercisable at $1.86 per share in June 2003. At June 30, 2003, the Company had issued all the warrants that it is obligated to issue under the 2001 agreement. The Company recorded a charge of approximately $287,000 in both 2002 and 2001 which is included in Other Expenses in the Consolidated Statement of Operations related to this obligation.

In March 2002, the Company completed a private placement of 1,599,568 shares of common stock which raised approximately $3,439,000 in gross proceeds. In connection with the financing, the Company issued warrants to the investors to purchase 399,892 shares of common stock at an exercise price equal to $2.75 per share. The Company also paid $271,772 in cash and issued a warrant to purchase 157,557 shares of common stock at an exercise price equal to $2.75 per share to the placement agent.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In March 2003, the Company completed a private placement of 10,000,000 shares of its common stock which raised approximately $10,000,000 in gross proceeds. The investors in the private placement included Robert L. Gipson, partners and employees of I&S, Thomas O. Boucher, Jr. and other individual investors. In connection with the private placement, two existing securityholders of the Company, ISVP and Robert L. Gipson, agreed to restrictions on the voting of any shares of common stock issued to them prior to June 1, 2005 pursuant to their conversion or exercise of certain Notes and warrants of the Company. These restrictions provide that if either securityholder converts or exercises all or any portion of the Notes and warrants prior to June 1, 2005, such securityholder will not (a) vote the shares of common stock received upon such conversion or exercise, (b) deposit any such common stock in a voting trust, or subject such common stock to any other arrangement or agreement with respect to voting, or (c) communicate with or seek to advise or influence any other person with respect to the solicitation or voting of such common stock in opposition to any matter that has been recommended by the Board of Directors or in favor of any matter that has not been approved by the Board of Directors.

7.    Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock of which 25,000 shares have been designated as Series A Convertible Preferred Stock, 500,000 shares have been designated as Series D Convertible Preferred Stock, and 800 shares have been designated as Series E Cumulative Convertible Preferred Stock. The remaining authorized shares have not been designated.

Series A Preferred Stock

In connection with the 1996 private placement of Series A Convertible Preferred Stock, the Company granted options to acquire 23.991 units to the placement agent. Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 2,500 shares of common stock at a unit exercise price of $110,000. Each share of the Series A Convertible Preferred Stock is convertible into shares of common stock pursuant to a ratio of 17.53771 shares of common stock for each share of Series A Convertible Preferred Stock. There were 22.607 unit options outstanding at December 31, 2003.

Series E Preferred Stock

On December 9, 2003, the Company completed a private placement with a group of institutional and private investors. In connection with the financing, the Company issued 800 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”), accompanied by warrants to purchase 2,880,000 shares of common stock. The purchase price of each share of Series E Stock was $10,000. Each share of Series E Stock is initially convertible into 8,000 shares of common stock based on an initial conversion price of $1.25 per share and was accompanied by a warrant to purchase 3,600 shares of common stock at an exercise price of $1.55 per share. The warrants will become exercisable on June 9, 2004 and will expire on December 9, 2007.

Burnham Hill Partners, a division of Pali Capital, Inc., acted as placement agent with respect to the private placement and received a cash fee and placement agent warrants to purchase 640,000 shares of common stock at an exercise price of $1.49 per share. The placement agent warrants will become exercisable on June 9, 2004 and will expire on December 9, 2008. Burnham Hill Partners will also receive a cash fee equal to 4% of the cash received by the Company upon the exercise of the investor warrants.

The net proceeds of approximately $7,040,000 were allocated between the warrants (approximately $2,049,000) and the Series E Stock (approximately $4,991,000) based on their relative fair values. The value of

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately three percent and a term of four years for the investor warrants and five years for the placement agent warrants. In connection with the issuance of Series E Stock, we recorded a beneficial conversion feature of $2,696,658. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument. The amount of the beneficial conversion feature has been immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s Statement of Operations.

The terms of the Series E stock are as follows:

Conversion and Dividends

The Series E Stock is initially convertible into common stock at $1.25 per share, and is subject to a weighted average anti-dilution adjustment if the Company issues equity securities in the future at a lower price. Effective August 11, 2004, if the Company’s common stock closes at a price of $4.00 per share or greater for 10 consecutive trading days and other specified conditions are met, the Series E Stock will automatically convert into common stock at the then effective conversion price. The holders of Series E Stock are entitled to receive a cumulative dividend of 4% per annum, payable beginning on October 31, 2004 and on each anniversary thereof. The dividend rate will increase to 8% on June 9, 2005. The dividend is payable in cash, but the Company may elect to pay the dividend in shares of common stock under specified circumstances. Upon conversion, accrued dividends are paid in common stock based on the then conversion price of the Series E Stock.

Voting Rights

The Series E Stock generally will vote together with the common stock as one class. Each holder of Series E Stock generally is entitled to the number of votes equal to the number of shares of common stock into which its shares of Series E Stock could be converted on the record date for the vote assuming for such purpose a conversion price of $1.48 per share.

Redemption and Liquidation Preference

Effective December 10, 2007, the Company can elect to redeem the Series E Stock in whole or in part in cash in an amount equal to any accrued but unpaid dividends on the Series E Stock plus the greater of 125% of the liquidation preference or the current market value of the common stock into which the shares of Series E Stock are then convertible.

In the event of specified transactions involving a change of control of the Company, the holders of Series E Stock can elect to have their shares of Series E Stock redeemed. The Company generally has the option to satisfy such a redemption request in cash, by delivery of the common stock into which such Series E Stock would have been convertible, or by causing the successor or acquiring corporation to assume the Series E Stock. In most circumstances, the liquidation preference of the Series E Stock for purposes of such redemption will be deemed to be 125% of the liquidation preference. In addition, the Company has agreed not to effect a change of control of the Company without the prior consent of the holders of a majority of the Series E Stock and the holders of a majority in interest of the warrants issued in the private placement, unless the acquiring entity assumes all of the

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s obligations relating to the preferred stock and warrants, and the securities into which the preferred stock and warrants then become convertible or exercisable are securities of a publicly traded corporation.

Participation in Future Financings

Subject to specified exceptions, each holder of Series E Stock has the right to invest in any financing completed by the Company involving equity or equity-linked securities through June 9, 2005. Each holder has the right to participate in any such financing in an amount equal to 50% of the amount invested in the Series E financing. Subject to specified exceptions, in the event of any financing by us after June 9, 2005 involving equity or equity-linked securities other than common stock, the holders of Series E Stock will have the right to exchange any of their outstanding shares of Series E Stock for securities in the new financing at 100% of the liquidation preference of the Series E Stock.

Alternative Collateral

Under the terms of the private placement, the Company agreed to exercise its right to obtain a release of the security interest and continuing lien on its assets that secure the Notes held by ISVP by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. If the security interest and lien were not released within a specified period, the Company agreed to deposit sufficient funds in a segregated account to make all remaining principal and interest payments on the notes through maturity and not to utilize those funds for any other purpose until such release occurs. The remaining principal and interest payments on the Notes through maturity total approximately $5,036,000. In January 2004, the Company communicated to ISVP its intention to obtain a release of the lien on its assets by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of its remaining obligations. The letter of credit was to be issued on January 16, 2004 by the Company’s primary banking institution, along with a confirmatory letter of credit issued that day by a second bank with a long term rating of AA minus from Standard & Poor’s. On January 15, 2004, ISVP communicated to the Company that the letter of credit as presented was unacceptable because it was not from a AAA rated commercial bank. The Company believes that there are no commercial banks in the United States currently rated AAA by Standard & Poor’s, and that the AA minus rating of the second bank is the same as that of the leading commercial banks in the United States. The Company is currently reviewing its options regarding the release of liens in response to ISVP’s refusal of the irrevocable letter of credit. In the interim, the Company has set aside sufficient funds in a segregated account to satisfy its remaining obligations under the notes in order to comply with its covenant to the holders of Series E Stock. At December 31, 2003, the Company has classified approximately $5 million in cash and marketable securities as restricted in the Consolidated Balance Sheet related to this obligation.

8.    Stock Options and Warrants

Stock Option Plans

The Company has two stock option plans under which it can issue both nonqualified stock options and incentive stock options to employees, officers, consultants and scientific advisors of the Company. The Amended and Restated Omnibus Stock Option Plan allows for the issuance of options to purchase up to 1,200,000 shares of the Company’s common stock through April 2005. The 1998 Omnibus Plan provides for the issuance of options to purchase up to 4,100,000 shares of the Company’s common stock through April 2008. The Company’s Board of Directors determines the term of each option, vesting provisions, option price, number of shares for which

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

each option is granted and the rate at which each option is exercisable. The term of each option cannot exceed ten years. The exercise price of incentive stock options shall not be less than the fair market value of the Company’s common stock on the date of grant. Nonqualified stock options may be issued under the Omnibus Plan at an option price determined by the Board of Directors which shall not be less than 50% of the fair market value of the Company’s common stock on the date of grant.

The Company has a third stock option plan, the Directors’ Plan, that allows for the issuance of up to 1,400,000 shares of the Company’s common stock through April 2005. The Director’s Plan provides for an automatic yearly grant of options to all non-employee directors of up to 2,500 options. Non-qualified stock options issued pursuant to the automatic yearly grant have an exercise price equivalent to 20% of the quoted market price of the Company’s common stock on the date of grant. Compensation expense related to the intrinsic value of options issued in connection with the annual grant totaled approximately $9,700, $13,600 and $25,000 in 2003, 2002 and 2001, respectively. All options granted under the Directors’ Plan have a term of ten years from the date of grant and generally vest over periods up to three years.

Stock Options

A summary of the Company’s outstanding stock options as of December 31, 2003, 2002, and 2001 and changes during the years ending on those dates is presented below.

	2003		2002		2001
	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Outstanding at beginning of year	4,274,168	$3.34	3,563,918	$3.33	1,956,351	$4.04
Granted	835,000	1.01	848,000	3.33	1,809,080	2.49
Exercised	(50,000)	1.00	—	—	(48,004)	0.91
Forfeited and expired	(773,250)	3.41	(137,750)	2.74	(153,509)	3.31

Outstanding at end of year	4,285,918	2.91	4,274,168	3.34	3,563,918	3.33

Options exercisable at year-end	3,822,874	3.11	3,195,885	3.43	2,754,968	3.58

Granted below fair market value	12,500		12,500		9,080

Weighted-average fair value of options granted during the year at fair market value		$0.70		$0.78		$1.61
Weighted-average fair value of options granted during the year below fair market value		$1.32		$1.09		$3.06

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.27	10,000	6.8 years	$0.27	10,000	$0.27
$0.63—$0.82	37,808	2.1 years	0.76	37,808	0.76
$1.00—$1.40	716,712	8.8 years	1.01	317,543	1.01
$1.64—$2.21	974,558	5.6 years	1.95	952,683	1.96
$2.58—$3.63	1,893,865	5.9 years	3.17	1,851,865	3.18
$4.46—$6.57	456,875	3.4 years	4.92	456,875	4.92
$7.65—$9.38	196,100	2.0 years	7.91	196,100	7.91

	4,285,918	5.9 years	$2.91	3,822,874	$3.11

As of December 31, 2003, 1,752,136 shares are available for grant under the Company’s option plans.

Warrants

The Company issued 10,000, 210,756 and 10,000 warrants to certain consultants and business advisors as partial compensation for their services during the years ending December 31, 2003, 2002, and 2001, respectively. The Company recorded non-cash charges of $41,841, $124,764 and $5,405 representing the fair value of those warrants during 2003, 2002, and 2001, respectively. In addition, warrants have been issued in connection with financing transactions (Notes 5, 6 and 7).

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2003, warrants outstanding to purchase common stock were as follows:

Date of Issue	Exercise Price per Share	Warrants Outstanding	Expiration Date
December 2003	$1.49	640,000	December 2008
December 2003	1.55	2,880,000	December 2007
June 2003	1.86	76,890	June 2006
April 2003	1.00	10,000	April 2013
October 2002	2.50–3.50	165,000	October 2007
July 2002	2.16	505,000	July 2007
June 2002	1.27	163,110	June 2006
April 2002	2.00	25,000	April 2007
March 2002	2.75	573,205	March 2007
October 2001	1.90	10,000	October 2011
June 2001	3.40	160,000	June 2006
June 2000	3.00	500,000	May 2005
November 1999	6.00	133,531	November 2004
September 1999	4.25	216,000	September 2004
September 1999–March 2002	2.00	1,820,123	December 2006
September 1999	5.75	290,000	September 2004
February 1999–March 1999	3.25–6.00	23,187	February 2004—March 2004
February 1999	4.81–6.09	945,252	February 2004
January 1997	15.00	20,000	January 2007
June 1996	11.00	32,749	June 2006
February 1996	6.71	521,627	February 2006
August 1995	6.81	24,923	July 2005

		9,735,597

Each warrant is exercisable into one share of common stock. No warrants were exercised in 2003. At December 31, 2003, the Company has reserved 27,461,167 shares of common stock to meet its option, debt and warrant obligations.

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

In November 2002, the Company and Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”), entered into an amendment to the Rights Agreement (the “Rights Plan Amendment”) dated as of September 11, 2001, between the Company and the Rights Agent, as amended (the “Rights Plan”). The Rights Plan Amendment provides that, for purposes of any calculation under the Rights Plan of the percentage of outstanding shares of common stock beneficially owned by a person, any shares of common stock such person beneficially owns that are not outstanding (such as shares underlying options, warrants, rights or convertible securities) shall be deemed to be outstanding. The Rights Plan Amendment also exempts each of I&S, ISVP and Robert L. Gipson from being an “Acquiring Person” under the Rights Plan so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of common stock then outstanding.

On March 12, 2003, the Company and the Rights Agent amended the Rights Plan to provide that prior to June 1, 2005, ISVP, Robert L. Gipson and their affiliates will be deemed not to beneficially own certain convertible notes and warrants of the Company and any common stock issued or issuable upon their conversion or exercise for purposes of determining whether such person is an “Exempt Person” under the Rights Plan.

On December 23, 2003, the Company and the Rights Agent amended the Rights Plan, as amended, to add Thomas O. Boucher, Jr. to the list of “Exempt Persons” who are exempt from being an “Acquiring Person” so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of common stock then outstanding. In addition, the amendment provides that a person shall not be deemed to beneficially own securities held by another person solely by reason of an agreement, arrangement or understanding among such persons to vote such securities, if such agreement, arrangement or understanding is for the purpose of (i) soliciting revocable proxies or consents to elect or remove directors of the Company pursuant to a proxy or consent solicitation made or to be made pursuant to, and in accordance with, the applicable proxy solicitation rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and/or (ii) nominating one or more individuals (or being nominated) for election to the Company’s Board of Directors or serving as a director of the Company.

9.    Income Taxes

Income tax benefit consists of the following for the years ended December 31:

	2003	2002	2001
Federal	$2,139,000	$2,780,000	$2,700,000
State	811,000	1,017,000	1,128,000

	2,950,000	3,797,000	3,828,000
Valuation allowance	(2,950,000)	(3,797,000)	(3,828,000)

	$—	$—	$—

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets consist of the following at December 31:

	2003	2002	2001
Net operating loss carryforwards	$31,293,000	$29,220,000	$26,967,000
Capitalized research and development expenses	8,690,000	8,065,000	6,860,000
Research and development credit carryforwards	2,519,000	2,111,000	1,737,000
Other	155,000	310,000	345,000

Gross deferred tax assets	42,657,000	39,706,000	35,909,000
Valuation allowance	(42,657,000)	(39,706,000)	(35,909,000)

	$—	$—	$—

The Company has provided a full valuation allowance for its deferred tax assets since it is more likely than not that the future benefits will not be realized. In the event the Company achieves profitability, these deferred tax assets could be available to offset future income tax liabilities and expense.

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. Federal statutory rate of 35% for the year ended December 31 is as follows:

	2003	2002	2001
Benefit at statutory rate	$(2,929,000)	$(3,848,000)	$(3,588,000)
State taxes, net of federal benefit	(436,000)	(570,000)	(579,000)
Research and development credit	(422,000)	(413,000)	(461,000)
Permanent items	309,000	448,000	—
Other	528,000	586,000	800,000

	(2,950,000)	(3,797,000)	(3,828,000)
Benefit of loss not recognized, increase in valuation allowance	2,950,000	3,797,000	3,828,000

	$—	$—	$—

As of December 31, 2003, the Company has federal net operating loss carryforwards of approximately $83,241,000 which expire at various dates through 2023. In addition, the Company has federal and state research and development credits of approximately $1,900,000 and $940,000, respectively, which expire at various dates through 2023 and 2018, respectively. These net operating loss carryforwards and research and development credits may be used to offset future federal and state taxable income and tax liabilities. A portion of the net operating loss carryforwards totaling approximately $1,539,000 relates to deductions for the exercise of non-qualified options and certain warrants and will be credited to additional paid-in capital upon realization.

In connection with the Merger, the Company acquired approximately $90 million of net operating loss carryforwards of which approximately $11.6 million can be utilized by the Company under the ownership change provisions of the Internal Revenue Code. These net operating losses, which expire in 2009 and 2010, cannot offset the taxable income of any of the subsidiaries of the Company. In addition, ownership changes resulting from the Company’s issuance of common stock or convertible preferred stock may limit the amount of net operating loss and tax credit carryforwards that can be utilized to offset future taxable income. The amount of the limitation is determined based upon the Company’s value immediately prior to the ownership change. Subsequent significant changes in ownership could further affect the limitation in future years.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonable estimated.

Commitments

Research and development commitments consists of contractual obligations with third parties, as well as the estimated costs of approximately $3.5 million to complete the planned Phase III clinical trial for ALTROPANE in patients with tremors. The Company leases certain office equipment, office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2012 and contains provisions whereby the Company can sublet all or part of the space and fully retain any sublease income generated. The Company also leases laboratory space that expires in May 2006. As of December 31, 2003, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Other General and Administrative	Maturity of Debt
2004	$5,408,000	$327,000	$125,000	—
2005	1,242,000	335,000	125,000	$4,350,500
2006	—	296,000	—	—
2007	—	277,000	—	—
2008	—	285,000	—	—
Thereafter	—	1,019,000	—	—

	$6,650,000	$2,539,000	$250,000	$4,350,500

Total rent expense under noncancelable operating leases was approximately $341,000, $310,000 and $207,000 for the years ended December 31, 2003, 2001, and 2000, respectively, and approximately $1,683,000 for the period from inception (October 16, 1992) through December 31, 2003.

License Agreements

Since inception, the Company has paid Harvard and its Affiliates approximately $500,000 in initial licensing fees and approximately $200,000 in milestone payments. Under the terms of these licensing agreements with Harvard and its Affiliates, the Company may become obligated to pay up to an aggregate of $5.8 million in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

Litigation

On November 13, 2003, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder Value Partners, L.P. and Ingalls & Snyder, L.L.C., the plaintiffs, filed a complaint against the Company and the members of the Company’s Board of Directors in the Delaware Court of Chancery alleging an improper entrenchment motive regarding the Board of Director’s interpretation of the Company’s 2001 Rights Agreement, as amended to date.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 29, 2003 and October 15, 2003, the plaintiffs filed amendments to their Schedule 13D relating to the Company’s common stock in which they stated their intention to seek the removal of certain members of the Company’s Board of Directors and management, to nominate an alternate slate of directors for election at the Company’s next annual meeting and to seek redemption of the Company’s Rights Agreement. In October 2003, the Board of Directors considered the possibility that Mr. Boucher’s holdings of the Company’s common stock, together with the holdings of certain other shareholders being attributed to Mr. Boucher by virtue of his acting in concert with such shareholders, may have exceeded a beneficial ownership threshold that could trigger a distribution of preferred stock purchase rights under the Company’s Rights Agreement.

By letter from counsel dated October 14, 2003, the Board of Directors communicated to the plaintiffs that Mr. Boucher may have exceeded the threshold for triggering the distribution of the rights under the Rights Agreement and that the Board of Directors had taken action to temporarily delay the distribution of the rights. The complaint filed by the plaintiffs was seeking, among other things, declaratory relief that Mr. Boucher had not exceeded the beneficial ownership threshold for triggering the distribution of rights under the Rights Agreement and that the directors had breached their fiduciary duties in connection with applying the Rights Agreement, and injunctive relief to compel the directors to call and hold a special meeting of stockholders. In December 2003, the plaintiffs requested expedited relief in the form of a preliminary injunction regarding Mr. Boucher’s status under the Rights Agreement. On December 23, 2003, the Company amended the Rights Agreement in order to clarify Mr. Boucher’s status under the Rights Agreement and the plaintiffs withdrew their request for expedited relief. There have been no subsequent developments regarding this litigation.

On December 31, 2003, the plaintiffs filed another complaint in the Delaware Court of Chancery against the Company and the members of its Board of Directors alleging an improper entrenchment motive and breach of fiduciary duty by the directors in connection with the issuance of preferred stock and warrants in the Company’s December 2003 private placement. The complaint filed by the plaintiffs was seeking unspecified equitable and monetary relief. The Company asked the court to dismiss this lawsuit because it lacked any factual basis and ignored fundamental principles of law. Instead of responding to the Company’s motion to dismiss, on March 9, 2004, the plaintiffs moved to dismiss their own lawsuit without prejudice prior to the deadline to explain to the court why their claim was legitimate. The Delaware Court of Chancery immediately granted the motion and dismissed the case. On March 22, 2004, the plaintiffs made a books and records request under Delaware law seeking additional information regarding the Company’s December 2003 private placement and seeking information on a number of unrelated matters.

The Company believes these proceedings will not have a material impact on the consolidated financial statements.

Contingencies

The Company is subject to legal proceedings in the normal course of business. Management believes that these proceedings will not have a material adverse effect on the consolidated financial statements.

In March 2004, the Company received notice from Rodman & Renshaw claiming that Rodman & Renshaw was entitled to a cash payment of approximately $452,000 and 361,000 warrants in connection with the Company’s private placement completed in December 2003. The Company responded shortly thereafter, advising Rodman & Renshaw that there was no legal or equitable basis for the payment of compensation to Rodman & Renshaw in connection with the private placement. Management does not believe that this matter will have a material adverse effect on the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Related Party Transactions

A director of the Company is a member of the Company’s Scientific Advisory Board pursuant to which the Company paid the director consulting fees totaling approximately $53,000 in 2003 and 2002, respectively.

A director of the Company is a director and Chairman of the Executive Committee of the bank where the Company maintains its cash, cash equivalent and marketable securities accounts. The Company paid approximately $33,000 and $28,000 to the bank during fiscal 2003 and 2002, respectively, primarily for investment management advisory services. This director also purchased 24,000 shares of common stock and warrants to purchase 6,000 shares of common stock at an exercise price equal to $2.75 in the Company’s March 2002 private placement (Note 6).

During 2001, the Company issued a promissory note to an officer of the Company in the amount of $55,000. The note was payable on demand and accrued interest at a rate of 6%. As of December 31, 2002, the balance outstanding on the note was $32,901, and in the first quarter of 2003, the remaining outstanding principal and interest was repaid in full.

During 2003, the Company entered into an agreement with a director to provide consulting services to the Company from January 1, 2004 through December 31, 2005 at an annual fee of $125,000. In addition, the director remains eligible through December 31, 2004, for executive bonus awards based on the Company’s achievement of certain milestones, in accordance with terms established by the Compensation Committee.

12.    Employee Benefit Plan

The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2003, 2002 and 2001, the Company made matching contributions of approximately $26,000, $19,000 and $20,000, respectively, to the Plan.

13.    Subsequent Event

As of March 24, 2004, the Company has issued 1,381,600 shares of common stock in connection with the conversion of 172.7 shares of Series E Stock and 12,451 shares of common stock in connection with the payment of dividends accrued through the date of conversion.

14.    Supplementary Quarterly Financial Data (Unaudited)

The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2003 and 2002:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,
2003
Revenues	$—	$—	$—	$—
Net loss	(2,353,598)	(1,901,357)	(2,017,706)	(2,095,333)
Basic and diluted net loss per share	$(0.10)	$(0.06)	$(0.06)	$(0.06)
2002
Revenues	$—	$—	$—	$—
Net loss	(3,019,791)	(2,596,237)	(2,476,253)	(2,900,861)
Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.11)	$(0.13)

PART III

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company’s principal executive officer and principal financial and accounting officer have reviewed and evaluated the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report on Form 10-K (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls

There have not been any significant changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 10.    Directors and Executive Officers of the Registrant.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code”). The Code constitutes the Company’s Code of Ethics applicable for all of the Company’s employees. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is included as Exhibit 14.1 to this Annual Report on Form 10-K.

All other information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4 under the caption “Executive Officers of the Registrant” in this Report, and, with respect to directors, by reference to the information included under the headings “Information Regarding Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of the Company’s fiscal year.

Item 11.    Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” and “Report of Compensation Committee on Executive Compensation” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

This table shows information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2003. As required by the Securities and Exchange Commission rules, we include in footnote (2) to this table a brief description of the material features of our option issuances that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	4,135,918	$2.94	1,752,136
Equity compensation plans not approved by security holders(2)	150,000	$2.00	—

Total	4,285,918	$2.91	1,752,136

(1)	Includes our:

•	Amended and Restated Omnibus Stock Option Plan

•	1998 Omnibus Plan

•	Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan

(2)	Relates to stock options granted to Robert J. Rosenthal, Ph.D., in connection with his joining the Company in July 2002. Dr. Rosenthal resigned as President and Chief Executive Officer of the Company on September 22, 2003 and the options expired in January 2004.

All other information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of Principal Stockholders and Management” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13.    Certain Relationships and Related Transactions.

We have entered into indemnity agreements with each of our directors and executive officers containing provisions that may require us, among other things, to indemnify those directors and officers against liabilities that may arise by reason of their status or service as directors and officers. The agreements also provide for us to advance to the directors and officers expenses that they expect to incur as a result of any proceeding against them related to their service as directors and officers.

All other information required by this Item 13 is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.    Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Independent Auditors Fees” in the Company’s definitive Proxy Statement for the 2004 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)	The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements:

Consolidated Financial Statements of the Company

Financial Statements of the Registrant and Report of Independent Auditors thereon

Consolidated Balance Sheets at December 31, 2003 and 2002

Consolidated Statements of Operations for the fiscal years ended December 31, 2003, 2002 and 2001 and for the period from inception (October 16, 1992) through December 31, 2003

Consolidated Statements of Comprehensive Loss and Stockholders’ Equity for the fiscal years ended December 31, 2003, 2002 and 2001 and for the period from inception (October 16, 1992) through December 31, 2003

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2003, 2002 and 2001, and for the period from inception (October 16, 1992) through December 31, 2003

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules:

Schedules are omitted since the required information is not applicable or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements or Notes thereto.

3.	Exhibits:

The Exhibits listed in the Exhibit Index immediately preceding the Exhibits are filed as a part of this Annual Report on Form 10-K.

(b) REPORTS ON FORM 8-K: The Registrant filed the following Reports on Form 8-K during the fourth quarter of 2003 and through March 24, 2004:

Date of Report	Items Reported
October 8, 2003	5,7
October 16, 2003	5,7
October 30, 2003	5,7
December 9, 2003	5,7
January 16, 2004	5
February 12, 2004	5
February 17, 2004	5,7
March 12, 2004	5,7
March 16, 2004	5,7

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BOSTON LIFE SCIENCES, INC. (Registrant)

March 30, 2004	By:	/s/ MARC E. LANSER
Marc E. Lanser, M.D. Director, President & Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ MARC E. LANSER Marc E. Lanser, M.D.	Director, President & Chief Operating Officer (Principal Executive Officer)	March 30, 2004

/s/ JOSEPH P. HERNON Joseph P. Hernon, CPA	Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2004

/s/ COLIN B. BIER Colin B. Bier, Ph.D.	Director	March 30, 2004

/s/ S. DAVID HILLSON S. David Hillson, Esq.	Chairman	March 30, 2004

/s/ ROBERT LANGER Robert Langer, Sc.D.	Director	March 30, 2004

/s/ E. CHRISTOPHER PALMER E. Christopher Palmer, CPA	Director	March 30, 2004

/s/ STEPHEN M. PECK Stephen M. Peck	Director	March 30, 2004

EXHIBIT INDEX

Exhibit Number	Description and Method of Filing

2.1	Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)

2.2	Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (2)

3.1

Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on February 18, 1999 (3)

3.2

Certificate of Decrease and Elimination of Series B Convertible Preferred Stock filed on June 29, 1999; Certificate of Decrease of Series A Convertible Preferred Stock filed on June 29, 1999; Certificate of Correction filed on June 29, 1999; Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999 (4)

3.3

Certificate of Designations, Preferences and Rights of Series A Preferred Stock filed December 30, 1999; Certificate of Amendment of Amended and Restated Certificate of Incorporation filed June 15, 2000; Certificate of Correction filed March 16, 2001; Certificate of Elimination of Series A Convertible Preferred Stock filed on March 16, 2001; Certificate of Elimination of Series C Convertible Preferred Stock filed on March 16, 2001; Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock filed March 19, 2001; Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed March 19, 2001 (26)

3.4

Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed September 13, 2001 (18); Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 11, 2002 (25); Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003 (6); Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company (24)

3.5	Amended and Restated By Laws, effective as of June 26, 1995 (8); Amended and Restated By Laws, effective as of March 16, 2004 (31)

4.1

Rights Agreement dated as of September 11, 2001 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended on November 13, 2001, November 22, 2002, March 12, 2003, and December 23, 2003 (9)

4.2	Specimen Common Stock Certificate (10)

4.3	Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of Warrant Certificate for Purchase of Common Stock (11)

4.4	Form of Common Stock Purchase Warrants received by The Tail Wind Fund, Ltd. (“Tail Wind”) and Form of Common Stock Purchase Warrant received by certain other investors (12)

4.5	Form of Common Stock Purchase Warrant received by purchasers of Series B Preferred Stock and Series C Preferred Stock (14)

4.6	Form of Common Stock Purchase Warrant received by holders of Series C Preferred Stock (13)

4.7	Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999 (15)

4.8	Form of Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (18); as amended on March 27, 2001 and June 25, 2001 (5)

4.9	Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (5)

4.10	Omnibus Agreement, dated as of May 31, 2001, by and between the Company and Brown Simpson Partners I, Ltd. (5)

Exhibit Number	Description and Method of Filing

4.11

Form of Common Stock Purchase Warrant received by MTR Technologies, Inc., the Trout Group LLC, and Form of Common Stock Purchase Warrant received by HCW, Matthew Balk, Scott Weisman, Jason Adelman, Eric Singer Alexandros Partners LLC, Celia Kupferberg and Robert Licho (19)

4.12	Form of Common Stock Purchase Warrant received by the Investors to the March 2002 Private Placement (17)

4.13	Common Stock Purchase Warrant received by the Investor named therein dated as of July 25, 2002 (21)

4.14	Form of Warrant delivered to Robert L. Gipson and Nikolaos D. Monoyios (22)

4.15	Form of Common Stock Purchase Warrant received by purchasers of Series E Preferred Stock (24)

4.16	Form of Placement Agent Common Stock Purchase Warrant received by the placement agents of Series E Preferred Stock (24)

10.1	Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (2) (+)

10.2

Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson dated as of November 7, 1994; Election Notice from S. David Hillson to Boston Life Sciences, Inc. dated December 29, 1994 relating to election of certain compensation pursuant to the terms of the Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; First Amendment dated January 25, 1995 to Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson (2) (+)

10.3

Amendment and Extension dated January 9, 1997 of Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; Renewal of Employment Agreement dated December 28, 1999 between Boston Life Sciences, Inc. and S. David Hillson; Employment Contract, Extension and Special Retirement Provision dated January 23, 2001 between Boston Life Sciences, Inc. and S. David Hillson; Restated Executive Consulting and Director Agreement dated April 13, 2003 between Boston Life Sciences, Inc. and S. David Hillson (29) (+)

10.4	Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended (30) (+)

10.5	License Agreement between Children’s Medical Center Corporation and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as of March 15, 1993 (relating to Troponin) (2)

10.6	License Agreement between HARVARD and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE) (2)

10.7	Amendment, dated March 18, 1996, to License Agreement between Children’s Medical Center Corporation and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as March 15, 1993 (16)

10.8	Exclusive License Agreement between Children’s Medical Center Corporation and Boston Life Sciences, Inc. dated as of December 15, 1998 (relating to Inosine) (16)

10.9	Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended (30) (+)

10.10	Purchase Agreement dated February 5, 1999 between Tail Wind and the Company (3)

10.11	Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company (3)

10.12	License Agreement between President and Fellows of Harvard College and Boston Life Sciences, Inc. dated as of March 15, 2000 (relating to ALTROPANE) (16)

10.13	Securities Purchase Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (18)

10.14	Registration Rights Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (18)

10.15	Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (“Manufacturing Agreement”) (27)*

10.16	License Agreement between Children’s Medical Center Corporation and Boston Life Sciences, Inc. dated as of August 13, 2001 (relating to Macrophage Factor) (32)

Exhibit Number	Description and Method of Filing

10.17	Amendment dated August 23, 2001 to Manufacturing Agreement (27); Amendment dated September 18, 2002 to Manufacturing Agreement (28) Amendment dated November 22, 2003 to Manufacturing Agreement (32)

10.18	Form of Subscription Agreement, dated as of March 11, 2002, executed by the Company and each investor in the private placement (17)

10.19	Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and the investors named therein (17)

10.20	Employment Agreement between Boston Life Sciences, Inc. and Robert J. Rosenthal dated as of July 9, 2002 (20) (+)

10.21	Securities Purchase Agreement, dated as of July 25, 2002, by and among the Company and the investor named therein (21)

10.22	10% Convertible Senior Secured Promissory Note, dated as of July 25, 2002 (21)

10.23	Registration Rights Agreement, dated as of July 25, 2002, by and among the Company and the investor named therein (21)

10.24

Consent to Transfer and Warrant Amendment dated as of November 22, 2002, by and among the Company, Ingalls & Snyder, L.L.C., Robert L. Gipson, Nikolaos D. Monoyios and Ingalls & Snyder Value Partners, L.P. (22)

10.25	First Addendum to Registration Rights Agreement, dated as of November 22, 2002, by and among the Company, Robert L. Gipson and Nikolaos D. Monoyios (22)

10.26	Common Stock Purchase Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (23)

10.27	Second Addendum to Registration Rights Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (23)

10.28	Letter Agreements, each dated as of March 12, 2003, by and among the Company and the securityholders named therein (23)

10.29	Agreement dated September 23, 2003 between Codman & Shurtleff, Inc. and the Company (7) **

10.30	Preferred Stock and Warrant Purchase Agreement, dated as of December 9, 2003, by and among the Company and the investors named therein (24)

10.31	Registration Rights Agreement, dated as of December 9, 2003, by and among the Company and the investors named therein (24)

10.32	Form of Indemnity Agreement for directors and executive officers of the Company (32) (+)

14.1	Code of Business Conduct and Ethics (32)

21.1	Subsidiaries of the Registrant (32)

23.1	Consent of Independent Auditors (32)

31.1	Certification of the President and Chief Operating Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (32)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (32)

32.1	Certification of President and Chief Operating Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (32)

(1)	Incorporated by reference to Greenwich’s Annual Report on Form 10-K for the year ended December 31, 1994
(2)	Incorporated by reference to Greenwich Pharmaceuticals, Inc.’s Registration Statement on Form S-4 (No. 33-91106) (Greenwich Pharmaceuticals is the former name of the Company. The Company acquired the license agreements described above in connection with its June 1995 merger with Boston Life Sciences. The entities indicated above were subsidiaries of Boston Life Sciences)
(3)	Incorporated by reference to BLSI’s Annual Report on Form 10-K for the year ended December 31, 1998
(4)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(5)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(6)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(7)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(8)	Incorporated by reference to BLSI’s Annual Report on Form 10-K for the year ended December 31, 1995
(9)	Incorporated by reference to Greenwich’s Current Report on Form 8-K dated September 26, 1991, Greenwich’s Registration Statement on Form 8-A dated October 22, 1991, Greenwich’s Form 8-A/A dated July 28, 1993, Greenwich’s Form 8-A/A dated August 8, 1994, BLSI’s Form 8-A/A dated March 20, 2001, BLSI’s Form 8-A/A dated September 13, 2001, BLSI’s Form 8-A/A dated November 22, 2002, BLSI’s Form 8-A/A dated March 18, 2003, and BLSI’s Form 8-A/A dated December 29, 2003 (9)
(10)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 33-25955)
(11)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-2730)
(12)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-75175)
(13)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-44298)
(14)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-74775)
(15)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-40408)
(16)	Incorporated by reference to BLSI’s Registration Statement on Form S-3/A (No. 333-88726)
(17)	Incorporated by reference to BLSI’s Report on Form 8-K dated September 27, 1999
(18)	Incorporated by reference to BLSI’s Report on Form 8-K dated June 1, 2000
(19)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 11, 2002
(20)	Incorporated by reference to BLSI’s Report on Form 8-K dated July 10, 2002
(21)	Incorporated by reference to BLSI’s Report on Form 8-K dated July 25, 2002
(22)	Incorporated by reference to BLSI’s Report on Form 8-K dated November 22, 2002
(23)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 12, 2003
(24)	Incorporated by reference to BLSI’s Report on Form 8-K dated December 9, 2003
(25)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders
(26)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2000
(27)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2001
(28)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2002
(29)	Incorporated by reference to BLSI’s annual report on Form 10-K/A for the year ended December 31, 2002
(30)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2003 Annual Meeting of Stockholders
(31)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 16, 2004
(32)	Filed herewith

*	An extension to the Order Granting Confidential Treatment has been requested, which request has been separately filed with the Securities and Exchange Commission.
**	Confidential status has been granted for certain portions thereof pursuant to an Application for Confidential Treatment, which portions have been separately filed with the Securities and Exchange Commission.
+	This identifies management contracts or compensatory plans.