Form 10-K/A
period 2003-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2004-04-28
CIK 94784

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD

Commission file number 0-6533

BOSTON LIFE SCIENCES, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	87-0277826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

20 NEWBURY STREET, 5th FLOOR BOSTON, MASSACHUSETTS	02116
(Address of principal executive offices)	(Zip Code)

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

As of April 15, 2004, there were 33,957,852 shares of the registrant’s Common Stock issued and outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-K/A

FOR THE YEAR ENDED DECEMBER 31, 2003

PART III

Items 10, 11, 12, 13, and 14 to the Annual Report on Form 10-K of Boston Life Sciences, Inc. (the “Company”) for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2004, are hereby amended and restated in their entirety as follows.

Item 10. Directors and Executive Officers of the Registrant

The table below sets forth the names and ages of our directors and our executive officers serving as of December 31, 2003:

Directors and Executive Officers	Age
Colin B. Bier, Ph.D. (1)(2)(3)(4)	58
Joseph P. Hernon, CPA	44
S. David Hillson, Esq. (3)(4)	64
Marc E. Lanser, M.D. (4)	55
Robert Langer, Sc.D. (1)(4)	55
E. Christopher Palmer, CPA (2)(3)(4)	63
Stephen Peck (2)(4) *	69

(1)	Member of the Compensation Committee
(2)	Member of the Audit Committee
(3)	Member of the Press Release Review Committee
(4)	Member of the Executive Committee
*	Mr. Peck passed away on March 30, 2004. The Company expects that it will appoint another independent director to the Audit Committee to replace Mr. Peck in connection with the 2004 Annual Meeting.

The principal occupations and qualifications of each director and executive officer are as follows:

COLIN B. BIER, PH.D. Dr. Bier has been a member of the Board since February 1996. Since 1990, Dr. Bier has been the Managing and Scientific Director of ABA BioResearch, Inc., an independent bioregulatory consulting firm, located in Montreal, Canada, providing expertise for technology assessment, strategic management and regulatory development of biopharmaceuticals. Dr. Bier is a special advisor to the Mount Sinai Hospital in Montreal and Lecturer in Pathology, Faculty of Medicine, McGill University. Dr. Bier is also a member of the Board of Directors of Neurochem, Inc., a pharmaceutical company, and is also a member of the Board of Directors and on the Scientific Advisory Boards of several private companies. Prior to his association with ABA BioResearch, Inc., Dr. Bier was founder, President and Chief Executive Officer of ITR Laboratories, Inc., a contract laboratory research company. Before founding ITR Laboratories, Inc., Dr. Bier spent over ten years with Bio-Research Laboratories, Ltd., a contract research laboratory where he was Vice President and Director of Experimental Toxicology and Clinical Pathology. Dr. Bier is the chief executive officer of the Centre for Translational Research in Cancer R&D of the Sir Mortimer B. Davis—Jewish General Hospital in Montreal, Canada. Dr. Bier is also a Senior Clinical Advisor and Venture Partner with TVM TechnoVenture Management. Dr. Bier has published more than twenty-five scientific articles in his field in peer-reviewed journals and received his Ph.D. from Colorado State University.

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

S. DAVID HILLSON, ESQ. Mr. Hillson has been a member of the Board since June 1995 and has served as Chairman of the Board of Directors since September 1996. From November 1994 to March 2003, Mr. Hillson served as President and Chief Executive Officer of the Company. Prior to his responsibilities at the Company, Mr. Hillson was Senior Vice President of Josephthal, Lyon & Ross in the research and investment banking divisions in 1994, and was the Senior Managing Director, investment banking, at The Stamford Company in New York City from November 1992 to January 1994. Mr. Hillson was an Executive Vice President of the asset management division of Mabon Securities from October 1990 until October 1992. Earlier in his 15-year career as an investment manager, Mr. Hillson was a Senior Vice President with Shearson, Lehman, Hutton from 1983 to 1990, where he managed three mutual funds, primarily in the emerging growth area, for the SLH Asset Management division. Prior to his fund management responsibilities, he was the Chairman of the Equity Committee for Hutton Investment Management (1976 to 1982). He started his business career as an attorney in New York City, having received his Juris Doctorate from New York University School of Law. He also attended the Columbia University School of Business Administration and received a Bachelor of Arts degree from Columbia College.

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

ROBERT LANGER, SC.D. Dr. Langer has been a member of the Board since June 2000. Dr. Langer is the Kenneth J. Germeshausen Professor of Chemical and Biomedical Engineering at MIT. He received a Bachelor’s Degree from Cornell University in 1970 and a Sc.D. from MIT in 1974, both in chemical engineering. Dr. Langer has received honorary doctorates from the ETH (Switzerland), the Technion (Israel), the Hebrew University of Jerusalem (Israel), the Universite Catholique de Louvain (Belgium) and the University of Liverpool (England). Dr. Langer has written more than 768 articles and has over 500 issued or pending patents (one of which was cited as the outstanding patent in Massachusetts in 1988 and one of 20 outstanding patents in the U.S.). Dr. Langer’s patents have been licensed or sublicensed to over 100 pharmaceutical, chemical, biotechnology and medical device companies; a number of these companies were launched on the basis of these patent licenses. He served as a member of the United States Food and Drug Administration’s SCIENCE Board, the FDA’s highest advisory board, from 1995 to 2002 and as its Chairman from 1999 to 2002. In addition to being a director of the Company, he is also a director at Sontra Medical and Wyeth. Dr. Langer has received over 120 major awards. In 1989, Dr. Langer was elected to the Institute of Medicine of the National Academy of Sciences and in 1992 he was elected to both the National Academy of Engineering and to the National Academy of Sciences. He is one of very few people ever elected to all three United States National Academies and the youngest in history (at age 43) to ever receive this distinction. In 2003, Dr. Langer received the Harvey Prize, the Heinz Award for Technology, Economy and Employment, and the John Fritz Award, which award has been previously given to inventors such as Thomas Edison and Orville Wright. Dr. Langer was the first person in the medical field to receive the John Fritz Award.

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

STEPHEN PECK. Mr. Peck was a member of the Board from June 2002 through March 30, 2004. Mr. Peck had more than 45 years of experience in the investment business. Mr. Peck was a general partner of Wilderness Partners, L.P. from 1989 to 2004. He founded the specialist firm S M Peck & Company in 1958. He was a managing and special partner of Weiss, Peck and Greer, and participated in its founding in 1970. He was elected a Governor of the New York Stock Exchange in 1969, and served as Vice Chairman from 1971 to 1972. He was also a member of the Board of Directors of Advance Auto Parts, Inc. (Chair, Audit Committee), Canarc Resource Corp., and Fresenius Medical Care, Inc. (Audit Committee). Mr. Peck served as Chairman of the Board of The Jewish Theological Seminary, Mount Sinai Hospital, Mount Sinai School of Medicine, and Mount Sinai/NYU Health. Mr. Peck was a graduate of The Wharton School. Mr. Peck passed away on March 30, 2004.

Audit Committee

The Board of Directors has established an Audit Committee, whose members during fiscal 2003 were Christopher Palmer, Colin Bier and Stephen Peck, each of whom were non-employee directors. The Board of Directors has determined that each member of the Audit Committee is financially literate and independent as required by applicable listing standards of NASDAQ and the established criteria of the SEC, and that Mr. Palmer is an “audit committee financial expert,” as defined by the applicable SEC regulations. Following Mr. Peck’s death on March 30, 2004, the Audit Committee consisted of Mr. Palmer and Dr. Bier. The Company expects that it will appoint another independent director to the Audit Committee to replace Mr. Peck in connection with the 2004 Annual Meeting.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Holders”) to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% Holders are required by SEC regulations to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the Forms 3,4 and 5 (and any amendments thereto) furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during fiscal 2003 its directors, officers and 10% Holders complied with all substantive filing requirements under Section 16(a) of the Exchange Act except that Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder LLC and Ingalls & Snyder Value Partners L.P. (“ISVP”), each a 10% Holder, do not appear to have timely filed a Form 4 with respect to the 10% Convertible Senior Secured Promissory Notes in the principal amount of $207,167 issued to ISVP in connection with a June 2003 interest payment due to ISVP.

CODE OF BUSINESS CONDUCT AND ETHICS

We have adopted a Code of Business Conduct and Ethics (“Code”). The Code constitutes the Company’s Code of Ethics applicable for all of our employees and directors. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. A copy of the Code is included as Exhibit 14.1 to the Company’s 2003 Annual Report on Form 10-K.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid by the Company for the year ended December 31, 2003 for services rendered in all capacities to each of the most highly compensated executive officers whose total annual salary and bonus for that period exceeded $100,000 as well as for the Company’s chief executive officer (collectively, the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation						Long Term Compensation Awards- Common Stock Underlying Options
Name and Principal Position	Year	Salary		Bonus		Other Compensation (4)
S. David Hillson, Esq. (1) Chairman of the Board	2003 2002 2001	$ $ $	341,250 300,000 300,000	$ $	49,125 — 95,000	— $100,000 $100,000	125,000 — 465,000

Marc E. Lanser, M.D. (2) Director, President and Chief Operating Officer	2003 2002 2001	$ $ $	278,250 265,000 245,000	$ $	52,825 — 70,000	— — —	100,000 — 315,000

Robert J. Rosenthal, Ph.D (3) Former President and Chief Executive Officer	2003 2002	$ $	235,522 132,479		$27,500 —	$6,643 $1,720	100,000 750,000

Joseph P. Hernon, CPA Executive Vice President, Chief Financial Officer and Secretary	2003 2002 2001	$ $ $	220,500 210,000 195,000	$ $	37,050 — 50,000	$2,117 $2,851 $5,250	75,000 — 225,000

(1)	Mr. Hillson held the position of President through July 2002 and Chief Executive Officer through March 2003.
(2)	Dr. Lanser was appointed President and Chief Operating Officer in October 2003. Dr. Lanser previously held the position of Executive Vice President and Chief Scientific Officer.
(3)	Dr. Rosenthal joined the Company in July 2002 as President and Chief Operating Officer and was appointed Chief Executive Officer in March 2003. On an annualized basis, Dr. Rosenthal’s annual salary for 2003 and 2002 was $288,750 and $275,000, respectively. Dr. Rosenthal resigned from the Company on September 22, 2003 and his resignation was effective on October 22, 2003.
(4)	Other Compensation paid to Mr. Hillson is comprised of an annuity provided to Mr. Hillson under the terms of his previous employment agreement in effect during 2001 and 2002. Other Compensation paid to Dr. Rosenthal consists of Company matching contributions to his 401(k) account. Other Compensation paid to Mr. Hernon consists of Company matching contributions to his 401(k) account.

Stock Option Information

The following table sets forth, for each of the Named Executive Officers, information concerning the grant of options to such persons in fiscal 2003.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year (1)	Exercise or Base Price Per Share (2)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation For Option Term (3)
					5%	10%
S. David Hillson	125,000	15.0%	$1.00	4/3/2013	$78,612	$199,218
Marc E. Lanser	100,000	12.0%	$1.00	4/3/2013	$62,889	$159,374
Robert J. Rosenthal (4)	100,000	12.0%	$1.00	4/3/2013	$62,889	$159,374
Joseph P. Hernon	75,000	9.0%	$1.00	4/3/2013	$47,167	$119,531

(1)	Calculated based on all options granted to employees and directors in fiscal 2003.
(2)	The exercise price for each option was equal to the fair market value of the Company’s Common Stock on the date of grant. These options are exercisable as follows: 50% exercisable upon issuance, 75% exercisable as of the first anniversary date, and 100% exercisable as of the second anniversary date.
(3)	Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations at the 5% and 10% assumed rates established by the SEC and are not intended to forecast possible future appreciation, if any, of the value of the Common Stock.
(4)	In connection with his resignation in September 2003, Dr. Rosenthal’s outstanding options expired in January 2004.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the Named Executive Officers, certain information concerning the value realized upon the exercise of options in fiscal 2003 and the value of unexercised options at December 31, 2003.

Name	Shares Acquired on Exercise	Value Realized (2)	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
S. David Hillson	—	—	1,199,730	62,500	$15,000	$15,000
Marc E. Lanser	—	—	776,670	50,000	$15,175	$12,000
Robert J. Rosenthal	50,000	$12,500	150,000	—	—	—
Joseph P. Hernon	—	—	466,365	37,500	$9,000	$9,000

(1)	The fair market value of “in-the-money” options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for Common Stock on the NASDAQ Market of $1.24 on December 31, 2003, multiplied by the number of shares subject to options held.
(2)	Calculated based on the difference between the exercise price of the option and the closing quoted market price per share at the date of exercise.

Employment Contracts

S. David Hillson

In April 2003, S. David Hillson, Esq. entered into a new employment agreement with the Company that supercedes his prior agreements. Under the terms of the new employment agreement, Mr. Hillson will remain Chairman of the Board of Directors through the date of the 2004 Annual Meeting. In addition, the Company has agreed to nominate Mr. Hillson as a director through the date of the 2006 Annual Meeting, or June 30, 2006, whichever occurs first. The Company agreed to pay Mr. Hillson an annual salary of $341,250 and a bonus of $34,125 through December 31, 2003, and agreed to provide regular employee benefits through December 31, 2003. The employment agreement also provides that Mr. Hillson will be engaged as a consultant from January 1, 2004 through December 31, 2005 and will receive annual consulting fees of $125,000 during the two year period. Commencing on January 1, 2004, and for a period not to exceed 18 months, or until Mr. Hillson commences benefited employment elsewhere (should that first occur), the Company will reimburse Mr. Hillson for the cost of any COBRA premiums paid to continue his health insurance under BLSI’s group plan. Mr. Hillson shall also remain eligible, through December 31, 2004, for executive bonus awards based on the Company’s achievement of certain milestones, in accordance with such terms as established by the Compensation Committee. Should Mr. Hillson for any reason other than death, voluntary resignation, or removal or non-reelection by shareholders for cause cease to be a member of the Board, then the balance of his annual salary and/or consulting fees for the period through December 31, 2005 shall become immediately due and payable. If Mr. Hillson ceases to be a member of the Board for any reason, all options to purchase shares in the Company granted to him prior to, or in connection with, his agreement will continue to vest and be exercisable in the manner provided in the Company’s applicable stock option plan, and the exercise period for all unexpired stock options granted to him prior to, or in connection with, his agreement shall be extended to four years from the date of his departure from the Board. The employment agreement also contains non-competition, confidentiality, invention assignment and non-solicitation provisions.

Robert J. Rosenthal

In July 2002, Robert J. Rosenthal entered into an employment agreement with the Company. Dr. Rosenthal’s employment agreement included confidentiality and non-competition provisions, and entitled him to annual base salary plus other benefits, as well as additional cash payments should certain events occur. The term of the agreement was through December 31, 2005 and the agreement provided for a base annual salary of $275,000 per year. If the Company terminated Dr. Rosenthal’s employment for reasons other than cause, Dr. Rosenthal was entitled to receive six (6) months of base salary continuation, payable in accordance with the regular payroll practices of the Company. Pursuant to his employment agreement, Dr. Rosenthal also received an initial grant of options to exercise an aggregate amount of 750,000 shares of Common Stock at prices ranging from $2.00 to $5.00, which options were exercisable at dates ranging from July 2003 through July 2006. Dr. Rosenthal resigned from the Company on September 22, 2003 and his resignation was effective on October 22, 2003. The Company has no severance or other compensatory obligations to Dr. Rosenthal under the agreement.

Compensation of Directors

Annual Retainers

Directors who are not employees of the Company (“Non-Employee Directors”) were compensated in 2003 with an annual retainer with a value of $5,000.

The annual retainer generally is paid to the Non-Employee Directors through the issuance of options to purchase shares of the Company’s Common Stock pursuant to the 1990 Plan, valued as described below. Each Non-Employee Director elected at an annual meeting of stockholders of the Company is automatically granted options on the thirteenth trading day after the date of such annual meeting (the “Retainer Grant Date”) to purchase a number of shares of the Company equal to the lesser of (a) 2,500 shares and (b) the quotient of the value of the annual retainer for service as a Non-Employee Director of the Company and 80% of the average of the fair market value of a share of the Company’s Common Stock on the ten trading days following the third trading day after the date of such annual meeting of stockholders. If the number of shares of the Company’s Common Stock calculated pursuant to clause (b) above exceeds 2,500 shares, each Non-Employee Director automatically receives on the Retainer Grant Date, in addition to options to purchase 2,500 shares of the Company’s Common Stock, a cash payment equal to the remaining portion of the value of the annual retainer not provided for by the grant of such options. The options granted to Non-Employee Directors pursuant to the annual retainer described above are exercisable at a per share price of 20% of the average fair market value per share of the Company’s Common Stock used to calculate such grant. The options become exercisable as to 75% of the shares of the Company’s Common Stock issuable upon exercise of such options six months after the date of grant and as to 100% of such shares, on the later of six months after the date of grant and December 31 of the year in which the grant is made. The options generally terminate ten years after the date of grant.

Cash Compensation

In 2003, Non-Employee Directors received cash compensation in the amount of $1,000 per meeting attended in person and $500 per meeting attended telephonically. All directors are reimbursed for ordinary and reasonable expenses of attending any board or committee meetings. Each director who serves as Chairman of the Audit Committee and the Compensation Committee of the Board receives an annual retainer of $1,000. The Chairmen of the Audit Committee and the Compensation Committee who received this annual retainer in fiscal 2003 were Mr. Palmer and Dr. Bier, respectively.

Other Compensation

Pursuant to the Company’s stock option plans, Dr. Bier, Dr. Langer, Mr. Palmer, and Mr. Peck received, in 2003, discretionary grants of options to purchase 75,000, 40,000, 40,000, and 20,000 shares of the Company’s Common Stock, respectively. These options expire in 2013 and are exercisable as follows: 50% exercisable upon issuance, 75% exercisable as of the first anniversary date, and 100% exercisable as of the second anniversary date. Dr. Langer is a member of the Company’s Scientific Advisory Board pursuant to which the Company paid Dr. Langer consulting fees totaling approximately $53,000 in 2003. During 2003, the Company entered into an agreement with Mr. Hillson to provide consulting services to the Company from January 1, 2004 through December 31, 2005. The terms of that agreement are discussed above under the heading “Employment Contracts.”

New Director Options

Each person elected or appointed a Non-Employee Director for the first time automatically upon such election or appointment (the “Automatic Grant Date”) is granted an option to purchase 7,500 shares of the Company’s Common Stock (“New Director Options”). The exercise price of any New Director Options granted under the 1990 Plan may not be less than 100% of the fair market value of shares of the Company’s Common Stock subject thereto on the Automatic Grant Date. Subject to provisions regarding expiration and termination of options, New Director Options become exercisable as to 20% of the shares of the Company’s Common Stock subject thereto on the Automatic Grant Date and become exercisable as to an additional 20% of the shares of the Company’s Common Stock issuable upon exercise thereof on each of the first, second, third and fourth anniversaries of such Automatic Grant Date. New Director Options terminate ten years after the date of grant.

2004 Director Compensation

The Company’s director compensation policy for 2004 is currently under review by the Compensation Committee. The Company expects to establish a new policy in connection with its nomination of directors for election at its 2004 annual meeting of stockholders.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee of the Company’s Board during the last completed fiscal year was composed of Colin Bier and Robert Langer. Dr. Langer is a member of our Scientific Advisory Board, pursuant to which we paid Dr. Langer approximately $53,000 in 2003. No member of the Compensation Committee was at any time during 2003, or formerly, an officer or employee of the Company or any subsidiary of the Company. No executive officer of the Company has served as a member of the compensation committee (or other committee serving an equivalent function) of any other entity while an executive officer of the other entity served as a director of or a member of the Company’s Compensation Committee.

Item 12. Security Ownership of Principal Stockholders and Management

The following table sets forth information, as of April 15, 2004, regarding the beneficial ownership of the Company’s Common Stock by:

•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of the outstanding Common Stock or Series E Cumulative Convertible Preferred Stock (the “Series E Stock”);

•	each of the Company’s directors;

•	each of the Company’s executive officers named in the Summary Compensation Table; and

•	all of the Company’s directors and executive officers as a group.

Unless otherwise indicated below, the address for each listed director and executive officer is c/o Boston Life Sciences, Inc., 20 Newbury Street, 5th Floor, Boston, MA 02116. Beneficial ownership shown is determined in accordance with the rules of the SEC and, as a result, includes voting and investment power with respect to shares. The information in the table was furnished by the persons listed, except that the information for Mr. Gipson, Mr. Boucher, Ingalls & Snyder LLC and Ingalls & Snyder Value Partners, L.P. is based on a Schedule 13D/A filed by those persons with the Securities and Exchange Commission on March 23, 2004 and the information for the Elliot Funds, the North Sound Funds, and the Tail Wind Fund was provided by such persons to the Company in connection with the December 2003 private placement. To the Company’s knowledge, except as otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares shown as beneficially owned. The percentage of ownership for each stockholder is based on 33,957,852 shares of Common Stock and 622.30 shares of Series E Stock outstanding as of April 15, 2004, respectively. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes the shares of Common Stock underlying the options, warrants, convertible notes, or Series E Stock beneficially owned by that person that are exercisable or convertible within 60 days following April 15, 2004. The Series E Stock, including accrued dividends, is convertible into Common Stock at an initial conversion price of $1.25 per share. The Series E Stock generally will vote together with the Common Stock as one class. Each holder of Series E Stock generally is entitled to the number of votes equal to the number of shares of Common Stock into which its shares of Series E Stock could be converted on the record date for the vote, assuming for such purpose a conversion price of $1.48 per share.

	Common Stock			Series E Cumulative Convertible Preferred Stock
Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class		Amount and Nature of Beneficial Ownership	Percent of Class
Colin B. Bier, Ph.D Director (1)	384,893	1.12%		—	—
Joseph P. Hernon, CPA Executive Vice President, Chief Financial Officer and Secretary (2)	589,895	1.71%		—	—
S. David Hillson, Esq. Chairman of the Board (3)	1,430,480	4.05%		—	—
Robert Langer, Sc.D Director (4)	181,814	*		—	—
Marc E. Lanser, M.D. Director, President and Chief Operating Officer (5)	953,420	2.74%		—	—
E. Christopher Palmer, CPA Director (6)	333,466	*		—	—
Robert L. Gipson (7)(8)(9) c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	7,798,500	19.57%		—	—
Thomas O. Boucher, Jr. (8) c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	5,100,500	13.14%		—	—
Ingalls & Snyder, LLC (8)(9) 61 Broadway, New York, NY 10006	4,911,300	12.66%		—	—
Ingalls & Snyder Value Partners LP (10) c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	4,850,500	12.50%		—	—
Elliott Funds (11) c/o Elliott Management Corp. 712 5th Avenue New York, NY 10019	544,550	1.58%		45.0	7.23%
North Sound Funds (12) c/o North Sound Capital LLC 53 Forrest Avenue, Suite 202 Old Greenwich, CT 06870	1,985,221	4.99	%(13)	169.5	27.24%
The Tail Wind Fund LTD. (14) 335 Madison Avenue, Suite 1702 New York, NY 10017	1,171,222	3.33%		100.0	16.07%
All directors and executive officers as a group (6 persons) (15)	3,873,968	10.31%		—	—

*	Represents less than 1% of the outstanding shares.
(1)	Includes 374,893 shares of Common Stock issuable upon exercise of options.
(2)	Includes 535,115 shares of Common Stock issuable upon exercise of options.
(3)	Includes 1,328,480 shares of Common Stock issuable upon exercise of options.
(4)	Consists of Common Stock issuable upon exercise of options.
(5)	Includes 901,670 shares of Common Stock issuable upon exercise of options.
(6)	Includes 286,966 shares of Common Stock issuable upon exercise of options and warrants.
(7)	Includes 1,000,000 shares of Common Stock issuable upon exercise of warrants held by Mr. Gipson as to which Mr. Gipson has agreed that if he exercises such warrants prior to June 1, 2005, he will not vote such shares, and 50,000 shares of Common Stock issuable upon additional warrants held by Mr. Gipson.
(8)

Includes 4,350,500 shares of Common Stock issuable upon conversion of senior secured promissory notes held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) and 500,000 shares of Common Stock issuable upon exercise of warrants held by ISVP. ISVP is an investment partnership managed under an investment advisory contract with Ingalls & Snyder LLC (“I&S”). Mr. Gipson, a Senior Director of I&S, and Mr. Boucher, a Managing Director of I&S, are the general partners of ISVP and share the power to vote these shares of Common Stock. ISVP has agreed that if it converts these notes or exercises these warrants prior to

June 1, 2005, it will not vote the underlying shares.

(9)	Includes 60,000 shares of Common Stock held in brokerage accounts over which Mr. Gipson holds discretionary investment authority.
(10)	Consists of the 4,350,500 shares of Common Stock issuable upon conversion of senior secured promissory notes and 500,000 shares of Common Stock issuable upon exercise of warrants described in footnote (8).
(11)	Consists of (a) 17,500 shares of Common Stock held by Elliott Associates, L.P., (b) 97,200 shares and 64,800 shares of Common Stock issuable upon exercise of warrants that are not exercisable until June 9, 2004 held by Elliott International, L.P. and Elliott Associates, L.P., respectively, and (c) 219,030 shares and 146,020 shares of Common Stock issuable upon conversion of 27 shares and 18 shares of Series E Stock, including accrued dividends, held by Elliott International, L.P. and Elliott Associates, L.P., respectively. The General Partners of Elliott Associates, L.P. are Paul E. Singer and two entities controlled by him. The General Partner and Investment Manager of Elliott International is also controlled by Mr. Singer.
(12)	Consists of (a) 25,200 shares, 216,000 shares and 369,000 shares of Common Stock issuable upon exercise of warrants held by North Sound Legacy Fund LLC, North Sound Institutional Fund LLC and North Sound Legacy International Fund Ltd, respectively, that are not exercisable until June 9, 2004 and (b) 56,786 shares, 486,733 shares and 831,502 shares of Common Stock issuable upon conversion of 7 shares, 60 shares and 102.5 shares of Series E Stock, including accrued dividends, held by North Sound Legacy Fund LLC, North Sound Institutional Fund LLC and North Sound Legacy International Fund Ltd, respectively. North Sound Capital LLC is the Investment Advisor to North Sound Legacy Fund LLC, North Sound Institutional Fund LLC and North Sound Legacy International Fund Ltd. Thomas McAuley is the sole Managing Member of North Sound Capital LLC and is the natural person exercising voting and investment control over these securities.
(13)	The agreements we entered into with the purchasers of the Series E Stock prohibit each such purchaser from converting the Series E Stock or exercising the warrants issued in connection with the sale of the Series E Stock to the extent that, upon such conversion or exercise, such purchaser’s and its affiliates’ beneficial ownership of our Common Stock (excluding beneficial ownership of Common Stock by virtue of ownership of certain securities or rights to acquire securities that have similar limitations on the right to convert, exercise or purchase) would exceed 4.99% of the total number of shares of our Common Stock then issued and outstanding. Absent this provision, the percentage of class beneficially owned by the North Sound Funds would be 5.52%.
(14)	Consists of (a) 360,000 shares of Common Stock issuable upon exercise of warrants that are not exercisable until June 9, 2004 and (b) 811,222 shares of Common Stock issuable upon conversion of 100 shares of Series E Stock, including accrued dividends.
(15)	Includes 3,608,938 shares of Common Stock issuable upon exercise of options and warrants.

Equity Compensation Plan Information

This table shows information about our Common Stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2003. As required by the SEC rules, we include in footnote (2) to this table a brief description of the material features of our option issuances that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	4,135,918	$2.94	1,752,136
Equity compensation plans not approved by security holders (2)	150,000	$2.00	—

Total	4,285,918	$2.91	1,752,136

(1)	Includes our:

•	Amended and Restated Omnibus Stock Option Plan

•	1998 Omnibus Plan

•	Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan

(2)	Relates to stock options granted to Robert J. Rosenthal, Ph.D., in connection with his joining the Company in July 2002. Dr. Rosenthal resigned as President and Chief Executive Officer of the Company on September 22, 2003 and the options expired in January 2004.

Item 13. Certain Relationships and Related Transactions

Directors and Executive Officers

During 2003, the Company paid approximately $53,000 to Robert Langer, a Director of the Company, pursuant to a consulting agreement under which Dr. Langer has agreed to serve on the Company’s Scientific Advisory Board and to provide consulting on scientific and commercial matters.

Christopher Palmer, a Director of the Company, is a director and Chairman of the Executive Committee of the bank where the Company maintains its cash, cash equivalent and marketable securities accounts. The Company paid approximately $33,000 to the bank during fiscal 2003, primarily for custodial and cash management services.

During 2001, the Company issued a promissory note to Marc Lanser, then Director, Executive Vice President and Chief Scientific Officer and now Director, President and Chief Operating Officer of the Company, in the amount of $55,000. The note was payable on demand and accrued interest at a rate of 6% per year. During the first quarter of 2002, additional borrowings increased the balance on Dr. Lanser’s $55,000 note to $80,000. At December 31, 2002, the balance outstanding on Dr. Lanser’s note was $32,901. Dr. Lanser’s note was repaid in full in the first quarter of 2003.

During 2003, the Company entered into an agreement with David Hillson, a Director of the Company, to provide consulting services to the Company from January 1, 2004 through December 31, 2005 at an annual fee of $125,000. The terms of that agreement are discussed above under the heading “Employment Contracts” in Item 10 of this Form 10-K.

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

The Chairman of our Board of Directors, David Hillson, and our President, Marc Lanser, have minority equity interests in FlouroPharma, Inc., an early-stage company developing Positron Emission Tomography, or PET, imaging agents for the diagnosis of cardiac ischemia. Dr. Lanser intends to serve as a director and chairman of the board of FlouroPharma. We are not currently in a financial position to commit capital and resources to acquire rights to and/or fund development of FlouroPharma’s technology. FlouroPharma has agreed to grant us a right of first refusal if it pursues a development and/or sublicensing agreement with a biotechnology or pharmaceutical company, subject to our meeting certain financial, liquidity and other conditions.

Ingalls & Snyder LLC, Ingalls & Snyder Value Partners, L.P., Robert L. Gipson and Thomas O. Boucher, Jr.

Since the beginning of fiscal 2003, the Company has engaged in transactions with each of the following persons that beneficially own more than 5% of its outstanding Common Stock:

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

March 2003 Private Placement of Common Stock and Rights Plan Amendments

On March 12, 2003, the Company issued and sold an aggregate of 10,000,000 shares of its Common Stock at a purchase price of $1.00 per share in a private placement. The investors in the private placement included Robert L. Gipson, Thomas Gipson, Thomas O. Boucher, Jr. other partners and employees of I&S and other individual investors. Robert L. Gipson purchased 1,150,000 shares in the private placement for an aggregate purchase price of $1,150,000. Thomas O. Boucher, Jr. purchased 250,000 shares in the private placement for an aggregate purchase price of $250,000. Thomas Gipson purchased 1,000,000 shares in the private placement for an aggregate purchase price of $1,000,000. Patricia Gipson purchased 100,000 shares in the private placement for an aggregate purchase price of $100,000. In connection with the March 2003 private placement, ISVP agreed to restrictions on the voting of any shares of Common Stock issued to it prior to June 1, 2005 pursuant to conversion or exercise of the notes and warrants issued in July 2002, and Robert L. Gipson agreed to restrictions on the voting of any shares of Common Stock issued to him prior to June 1, 2005 pursuant to exercise of warrants to purchase 1,000,000 shares of Common Stock acquired from a third party in November 2002. These restrictions provide that if either person converts or exercises all or any portion of the notes and warrants prior to June 1, 2005, such person will not (a) vote the shares of Common Stock received upon such conversion or exercise, (b) deposit any such Common Stock in a voting trust, or subject such Common Stock to any other arrangement or agreement with respect to voting, or (c) communicate with or seek to advise or influence any other person with respect to the solicitation or voting of such Common Stock in opposition to any matter that has been recommended by the Board of Directors or in favor of any matter that has not been approved by the Board of Directors. On March 12, 2003, the Company also amended its stockholder rights plan, or rights plan, to provide that prior to June 1, 2005, ISVP, Robert L. Gipson and their affiliates will be deemed not to beneficially own the 10% Convertible Senior Secured Promissory Notes, or notes, and warrants of the Company and any Common Stock issued or issuable upon their conversion or exercise for purposes of determining whether such person is an “Exempt Person” under the rights plan. In connection with these transactions, the conversion price of the notes was reduced to $1.00 per share.

On December 23, 2003, the Company further amended the rights plan to add Thomas O. Boucher, Jr. to the list of “Exempt Persons” who are exempt from being an “Acquiring Person” so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of Common Stock then outstanding. In addition, the amendment provides that a person shall not be deemed to beneficially own securities held by another person solely by reason of an agreement, arrangement or understanding among such persons to vote such securities, if such agreement, arrangement or understanding is for the purpose of (i) soliciting revocable proxies or consents to elect or remove directors of the Company pursuant to a proxy or consent solicitation made or to be made pursuant to, and in accordance with, the applicable proxy solicitation rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and/or (ii) nominating one or more individuals (or being nominated) for election to the Company’s Board of Directors or serving as a director of the Company.

10% Convertible Senior Secured Promissory Notes

On July 25, 2002, the Company entered into agreements pursuant to which it issued $4.0 million in principal amount of 10% Convertible Senior Secured Promissory Notes, or Notes, to ISVP. The Notes mature in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. The Notes were initially convertible into the Company’s Common Stock at the option of the holder at a conversion price of $2.16 per share, subject to anti-dilution adjustments. The Notes are secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. ISVP also received warrants to purchase up to 500,000 shares of the Company’s Common Stock. The warrants are exercisable through July 2007 at an initial exercise price of $2.16 per share. As described above and pursuant to the terms of the Notes, as part of subsequent transactions with the Company, the conversion price of the Notes was reduced and ISVP agreed to certain restrictions on the voting of the shares issuable upon conversion of the Notes and warrants. Currently, the Notes may be converted into the Company’s Common Stock at the option of the holder at a conversion price of $1.00 per share, subject to anti-dilution adjustments. In December 2002, the Company issued $143,333 in principal amount of Notes to ISVP for interest accrued through December 1, 2002. In June 2003, the Company issued $207,167 in principal amount of Notes to ISVP for interest accrued through June 1, 2003. In December 2003, the Company paid $217,525 in cash to ISVP for interest accrued through December 1, 2003. As of December 31, 2003, ISVP held a total of $4,350,500 in principal amount of Notes which are convertible into 4,350,500 shares of common stock.

Series E Stock Private Placement Investors

In our December 2003 private placement, each of the North Sound Funds, the Elliot Funds and the Tail Wind Fund purchased over 5% of our Series E Cumulative Convertible Preferred Stock, or Series E Stock. The North Sound Funds purchased 169.5 shares of Series E Stock and received warrants to purchase up to 610,200 shares of Common Stock for a purchase price of $1,695,000. The Elliot Funds purchased 45.0 shares of Series E Stock and received warrants to purchase up to 162,000 shares of Common Stock for a purchase price of $450,000. The Tail Wind Fund purchased 100.0 shares of Series E Stock and received warrants to purchase up to 360,000 shares of Common Stock for a purchase price of $1,000,000. These purchasers participated in the private placement on the same terms as the other purchasers.

Item 14. Principal Accounting Fees and Services.

PricewaterhouseCoopers LLP served as our independent public accountants for the purposes of auditing our annual consolidated financial statements, reviewing our quarterly financial statements and preparing our consolidated tax returns. The following table sets forth the estimated aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by PricewaterhouseCoopers LLP.

	2003	2002
Audit Fees	$72,000	$63,260
Audit-Related Fees	52,860	6,250
Tax Fees	21,130	18,630
All Other Fees	—	—

Total	$145,990	$88,140

Audit Fees were for professional services rendered for the audit of the Company’s consolidated financial statements and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by PricewaterhouseCoopers LLP in connection with statutory and regulatory filings or engagements.

Audit-Related Fees were for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting matters not classified as audits.

Tax Fees were for professional services for federal and state tax compliance, tax advice and tax planning.

All Other Fees were for services other than the services reported above. There were no fees paid to PricewaterhouseCoopers LLP in either 2003 or 2002 related to other services.

PricewaterhouseCoopers LLP did not provide any services related to financial information systems design and implementation during 2003 or 2002.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

Consistent with policies of the SEC regarding auditor independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, retaining, setting compensation and overseeing the work of the independent auditor. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditor. The Audit Committee presently pre-approves particular services on a case-by-case basis. In assessing requests for services by the independent auditor, the Audit Committee considers whether such services are consistent with the auditor’s independence, whether the independent auditor is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.

All of the audit-related, tax and other services provided by PricewaterhouseCoopers LLP in fiscal year 2003 and related fees were approved in advance by the Audit Committee.

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

BOSTON LIFE SCIENCES, INC. (REGISTRANT)

April 28, 2004	By:	/s/ Marc E. Lanser
Marc E. Lanser Director, President & Chief Operating Officer