Form 10-Q
period 2004-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2004-05-14
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of May 7, 2004 there were 34,112,037 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

Page (s)
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	1

Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003, and for the period from inception (October 16, 1992) to March 31, 2004	2

Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003, and for the period from inception (October 16, 1992) to March 31, 2004	3

Notes to Consolidated Financial Statements	4–6

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	7 –11

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 – Controls and Procedures	12

Part II – Other Information

Item 1 – Legal Proceedings	13

Item 2 – Changes in Securities and Use of Proceeds	13

Item 3 – Defaults Upon Senior Securities	13

Item 4 – Submission of Matters to a Vote of Security Holders	13

Item 5 – Other Information	13

Item 6 – Exhibits and Reports on Form 8-K	13

Signatures	14

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

	(Unaudited) March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,391,304	$6,088,458
Marketable securities	7,245,098	4,876,402
Restricted cash and marketable securities	445,926	445,926
Other current assets	843,454	515,947

Total current assets	9,925,782	11,926,733
Restricted cash and marketable securities	4,590,322	4,590,322
Fixed assets, net	551,558	604,662
Other assets	303,308	311,177

Total assets	$15,370,970	$17,432,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,188,476	$1,506,147
Non-current liabilities:
10% convertible senior secured promissory notes	3,902,435	3,811,129
Contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; 623.3 and 800 shares Convertible Series E issued and outstanding at March 31, 2004 (liquidation preference of $6,380,611) and December 31, 2003 (liquidation preference of $8,034,029), respectively	3,888,312	4,990,614
Common stock, $.01 par value; 60,000,000 shares authorized; 33,949,742 and 32,519,588 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	339,497	325,196
Additional paid-in capital	102,147,794	101,195,170
Accumulated other comprehensive income	22,897	605
Deficit accumulated during development stage	(97,118,441)	(94,395,967)

Total stockholders’ equity	9,280,059	12,115,618

Total liabilities and stockholders’ equity	$15,370,970	$17,432,894

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		From Inception (October 16, 1992) to March 31, 2004
	2004	2003
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	1,588,427	1,364,466	60,975,670
General and administrative	982,420	971,196	26,820,393
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	2,570,847	2,335,662	99,942,607

Loss from operations	(2,570,847)	(2,335,662)	(99,042,607)
Other expenses	—	—	(1,580,621)
Interest expense	(208,868)	(144,401)	(3,454,785)
Investment income	57,241	126,465	6,959,572

Net loss	(2,722,474)	(2,353,598)	(97,118,441)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends	(144,283)	—	(178,312)

Net loss attributable to common stockholders	(2,866,757)	(2,353,598)	$(105,359,465)

Basic and diluted net loss attributable to common stockholders per share	$(0.09)	$(0.10)

Weighted average shares outstanding	33,007,893	24,612,329

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		From Inception (October 16, 1992) to March 31, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(2,722,474)	$(2,353,598)	$(97,118,441)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	100,105	40,818	1,068,971
Non-cash charges related to options, warrants and common stock	4,620	162,849	4,092,103
Amortization and depreciation	57,495	54,175	2,028,150
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(327,507)	(8,644)	15,509
Increase in accounts payable and accrued expenses	568,747	5,779	1,268,200

Net cash used for operating activities	(2,319,014)	(2,098,621)	(72,648,464)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(4,391)	(8,258)	(1,334,233)
Increase in other assets	(930)	(1,246)	(610,704)
Increase in restricted cash and marketable securities	—	—	(5,036,248)
Purchases of marketable securities	(3,722,513)	(2,262,291)	(109,459,376)
Sales and maturities of marketable securities	1,376,109	2,864,878	102,237,175

Net cash (used for) provided by investing activities	(2,351,725)	593,083	(12,445,349)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,249	10,000,000	44,739,502
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(2,796,467)
Payments of financing costs	(27,664)	(69,931)	(5,464,524)

Net cash (used for) provided by financing activities	(26,415)	9,930,069	86,485,117

Net (decrease) increase in cash and cash equivalents	(4,697,154)	8,424,531	1,391,304
Cash and cash equivalents, beginning of period	6,088,458	794,401	—

Cash and cash equivalents, end of period	$1,391,304	$9,218,932	$1,391,304

Supplemental cash flow disclosures:
Non-cash transactions (see note 5)

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2004

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

The interim unaudited consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of March 31, 2004, the Company has experienced total net losses since inception of approximately $97 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows as management executes its current business plan. The Company believes that the cash, cash equivalents, and marketable securities available at March 31, 2004 will provide sufficient working capital to meet its anticipated expenditures for at least the next nine months. The Company will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all. The Company has $4,350,500 in principal of 10% Convertible Senior Secured Convertible Promissory Notes (the “Notes”) that become due in June 2005. The Company has set aside approximately $5,036,000 in restricted cash and marketable securities to repay the Notes and the future interest on the Notes in accordance with the terms of its Series E Cumulative Convertible Preferred Stock (“Series E Stock”) agreements. However, there can be no assurance that the Company will not need to raise additional capital before June 2005 in order to maintain enough restricted cash and marketable securities to satisfy the Notes and future interest payments on the Notes when they become due. The financial statements do not include any adjustments as a result of this uncertainty.

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

Stock options and warrants to purchase approximately 14.4 million and 10.8 million shares of common stock were outstanding at March 31, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2004, which could generate proceeds to the Company of up to $38 million, could potentially dilute earnings per share in the future. At March 31, 2004, outstanding promissory notes and preferred stock which are convertible into 4,350,500 shares and 4,986,400 shares of common stock, respectively, were not included in the computation of diluted net loss per common share because they were anti-dilutive.

3. Comprehensive Loss

The Company had total comprehensive loss of $2,700,182 and $2,444,434 for the three months ended March 31, 2004 and 2003, respectively.

4. Accounting for Stock-Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations, in accounting for its employee stock-based compensation plans and related equity issuances, rather than the alternative fair value accounting method provided for under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”). Under APB 25, when the exercise price of options granted under these plans equals the market price of the underlying stock on the date of grant, provided other criteria are met, no compensation expense is recognized. All stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(2,722,474)	$(2,353,598)
Add: Stock-based employee compensation expense recognized	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(171,415)	(181,476)

Pro forma net loss	$(2,893,889)	$(2,535,074)
Accrual of preferred stock dividends	(144,283)	—

Pro forma net loss attributable to common stockholders	$(3,038,172)	$(2,535,074)

Basic and diluted loss per share
As reported	$(0.09)	$(0.10)
Pro forma	$(0.09)	$(0.10)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 2% to 6%; and expected lives ranging from three to five years.

5. Stockholders’ Equity

The Company issued 1,413,600 shares of common stock in connection with the conversion of 176.7 shares of Series E Stock during the three months ended March 31, 2004. In addition, the Company issued 12,844 shares of common stock in connection with the dividend payable upon conversion of the Series E Stock during the three months ended March 31, 2004.

As a condition of our December 2003 private placement of Series E Stock and warrants, we agreed to exercise our right to obtain a release of the security interest and continuing lien on our property that currently secure our outstanding Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. The remaining principal and interest payments on the Notes through maturity total approximately $5,036,000. We communicated to the holder of the Notes our intention to obtain a release of the lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of our remaining obligations. To date, we have been unable to reach agreement with the noteholder on the terms of such a letter of credit. We are currently reviewing our options regarding the release of liens and in the interim have set aside sufficient funds in a segregated account to satisfy our remaining obligations under the Notes in order to comply with our covenant to the December 2003 private placement investors. At March 31, 2004 and December 31, 2003, the Company has classified approximately $5,036,000 in cash and marketable securities as restricted in the Consolidated Balance Sheet related to this obligation.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

6. Contingencies

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

Contingencies

The Company is subject to legal proceedings in the normal course of business. Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial statements.

In March 2004, the Company received notice from Rodman & Renshaw claiming that Rodman & Renshaw was entitled to a cash payment of approximately $452,000 and 361,000 warrants in connection with the Company’s private placement completed in December 2003. The Company responded shortly thereafter, advising Rodman & Renshaw that there was no legal or equitable basis for the payment of compensation to Rodman & Renshaw in connection with the private placement. Management believes that the resolution of this matter will not have a material adverse effect on the consolidated financial statements.

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding expectations or beliefs as to future results or events, such as the expected timing and results of clinical trials, discussions with regulatory agencies, schedules of Investigational New Drug application, or IND, New Drug Application, or NDA, and all other regulatory submissions, the timing of product introductions, the possible approval of products (including the ultimate approvability of ALTROPANE), and the market size and possible advantages of our products. All such forward-looking statements involve substantial risks and uncertainties, and actual results may vary materially from these statements. Factors that may affect future results include: the availability and adequacy of financial resources, delays in the regulatory or development processes, results from clinical and pre-clinical trials, regulatory decisions (including the discretion of the Food and Drug Administration, or FDA, following completion of a single, pivotal Phase III trial to require us to conduct additional clinical trials in order to achieve approvability of ALTROPANE), market acceptance of our products, the ability to obtain intellectual property protection, the outcome of discussions with potential partners and other possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003.

General

Description of Company

We are a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers. At March 31, 2004, we are considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of March 31, 2004, we have experienced total net losses since inception of approximately $97 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows as management executes our current business plan. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2004 will provide sufficient working capital to meet our anticipated expenditures for at least the next nine months. We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. We have $4,350,500 in principal of 10% Convertible Senior Secured Promissory Notes, or Notes, that become due in June 2005. We have set aside approximately $5,036,000 in restricted cash and marketable securities to repay the Notes and the future interest on the Notes in accordance with the terms of our Series E Cumulative Convertible Preferred Stock, or Series E Stock, agreements. However, there can be no assurance that we will not need to raise additional capital before June 2005 in order to maintain enough restricted cash and marketable securities to satisfy the Notes and future interest payments on the Notes when they become due.

Product Development

ALTROPANE is an imaging agent being developed for the diagnosis of Parkinsonian Syndromes, or PS (including Parkinson’s Disease, or PD), Parkinsonian Tremor, and Attention Deficit Hyperactivity Disorder, or ADHD. We have completed a Phase III trial of ALTROPANE for use in differentiating PS movement disorders from non-PS movement disorders. In April 2004, we announced that we had reached a binding agreement with the FDA regarding our protocol design for a new Phase III clinical trial of ALTROPANE for the differentiation of Parkinsonian tremors from tremors due to other, non-Parkinsonian causes. This written agreement represents the culmination of a number of teleconferences, meetings and protocol revisions occurring over an eight-month period in which we and the FDA refined the study design for this single, pivotal trial. The resulting agreement binds us and the FDA to the precise design and statistical plan outlined in the approved protocol. This Phase III study will enroll at least 500 subjects (250 with Parkinsonian tremor and 250 with non-Parkinsonian tremor) in up to 25 centers in the U.S., most of which are university-based. Subjects suspected of having tremor will be referred to a neurology clinic for enrollment in the study. Upon diagnosis of Parkinsonian or non-Parkinsonian tremor by the subjects’ internist or general practitioner, the subjects will be administered ALTROPANE and a SPECT image will be obtained. Subsequent to SPECT scanning, the subject will be evaluated and diagnosed by a Movement Disorders Specialist, or MDS. Throughout the two-day period of evaluation, the subjects will be monitored for safety. Upon completion of the study, various analyses of the data will be conducted. Primary analyses will comprise assessments of the sensitivity and specificity of the ALTROPANE SPECT procedure versus the diagnosis of an internist or general practitioner. The primary endpoint of the study is to demonstrate statistically significant superiority of the ALTROPANE scan diagnosis compared to that of an internist or general practitioner, using the diagnosis of a MDS as the “gold standard.” Because we have elected to pursue this single, large Phase III trial, rather than two smaller, replicate trials, we have powered the trial to achieve a high level of statistical significance and expect that the FDA will require a high level of statistical significance in order to achieve approvability.

We currently expect to initiate enrollment for this Phase III trial in the second quarter of 2004. Once enrollment has initiated, we currently anticipate this new Phase III trial for ALTROPANE will take approximately twelve months to complete. We believe that, if successful, i.e. that the endpoints are met and no significant safety concerns or protocol deviations occur, this Phase III trial will provide the basis for a NDA submission and ultimate approvability of ALTROPANE. We hope to submit an NDA for ALTROPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors within six months of the trial’s successful completion.

We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments. If we obtain successful results in this trial, we will then proceed to a Phase III clinical trial.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. We are currently conducting pre-clinical studies required for the filing of an IND. We expect to file an IND for treatment of ischemic stroke for Inosine in the third quarter of 2004 and, subsequent to FDA’s approval, initiate clinical trials in humans.

Troponin I, or Troponin, is our anti-angiogenic agent under development as a potential treatment for cancer. Troponin is presently in pre-clinical development.

Our earlier stage product candidates include FLUORATEC, a “second-generation” imaging agent for the diagnosis of PD and ADHD and compounds for the treatment of PD and other central nervous system disorders.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities, research contracts, and the fair value and classification of equity instruments. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. For a complete description of our accounting policies, see Note 1 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Fair Value and Classification of Equity Instruments

Historically, we have issued warrants to purchase shares of our common stock in connection with our debt and equity financings. We record each of the securities issued on a relative fair value basis up to the amount of the proceeds received. We estimate the fair value of the warrants using the Black-Scholes option pricing model. The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants. Our estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, our stock price volatility and the contractual term of the warrants. The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

We have, at certain times, issued preferred stock and notes, which was convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, i.e. a “beneficial conversion feature” that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

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

Results of Operations

Three Months Ended March 31, 2004 and 2003

Our net loss was $2,722,474 during the three months ended March 31, 2004 as compared with $2,353,598 during the three months ended March 31, 2003. Net loss attributable to common stockholders totaled $0.09 per share for the 2004 period as compared to $0.10 per share for the 2003 period. The increase in net loss in the 2004 period was primarily due to higher research and development expenses. The lower net loss attributable to common stockholders on a per share basis in the 2004 period was primarily due to an increase in weighted average shares outstanding of approximately 8.4 million shares, which was primarily the result of a private placement of common stock completed by us in March 2003. The increase in weighted average shares outstanding was partially offset by higher research and development expenses in the 2004 period.

Research and development expenses were $1,588,427 during the three months ended March 31, 2004 as compared with $1,364,466 during the three months ended March 31, 2003. The increase in the 2004 period was primarily attributable to higher pre-clinical costs for Inosine of approximately $566,000 associated with certain animal toxicology studies. This increase was partially offset by lower costs in the 2004 period related to ALTROPANE of approximately $210,000 associated with decreased sponsored research activity, payroll of approximately $108,000 due to lower headcount, and manufacturing development costs for Troponin of approximately $78,000.

General and administrative expenses were $982,420 during the three months ended March 31, 2004 as compared with $971,196 during the three months ended March 31, 2003. The increase in the 2004 period was primarily related to higher legal expenses of approximately $237,000 associated with certain litigation as described in footnote 6. This increase was offset by lower payroll costs of approximately $160,000 due to lower headcount and lower non-cash consulting expenses of $73,000.

Interest expense was $208,868 during the three months ended March 31, 2004 as compared with $144,401 during the three months ended March 31, 2003. The increase in the 2004 period was primarily related to higher non-cash interest expense related to the amortization of the discounted carrying value of the Notes resulting from the beneficial conversion features recorded in fiscal 2003. In connection with our March 2003 private placement, the conversion price of the Notes was reduced to $1.00 per share in accordance with the anti-dilution provisions of the Notes creating beneficial conversion features of approximately $368,000. In June 2003, we issued $207,167 in principal amount of Notes for interest accrued through June 1, 2003. The $207,167 Note was issued with a conversion price of $1.00 which was below the market price of the common stock at the date of issuance resulting in a beneficial conversion feature of approximately $190,000. Beneficial conversion features are recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. During the 2004 period, we incurred approximately $109,000 in interest payable in cash on the 10% coupon on the Notes, $91,000 in non-cash interest associated with the amortization of the discounted carrying value of the Notes and $9,000 in amortization of debt issuance costs. During the 2004 period, the Notes bore an effective interest rate of 18% based on the fair value of the Notes.

Investment income was $57,241 during the three months ended March 31, 2004 as compared with $126,465 during the three months ended March 31, 2003. The decrease was primarily due to lower realized gains of approximately $93,000 in the 2004 period, partially offset by the effect on interest income of higher average cash, cash equivalent, and marketable securities balances during the 2004 period.

Accrual of preferred stock dividends was $144,283 during the three months ended March 31, 2004 as compared with none during the three months ended March 31, 2003. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yields a cumulative dividend of 4% per annum. The dividend rate will increase to 8% in June 2005.

Liquidity and Capital Resources

Cash used for operating activities, primarily related to our net loss, totaled $2,319,014 during the three months ended March 31, 2004 as compared with $2,098,621 during the three months ended March 31, 2003. The increase in 2004 is primarily related to higher research and development expenses in the 2004 period. Cash used for investing activities totaled $2,351,725 during the three months ended March 31, 2004 as compared with cash provided by investing activities of $593,083 during the three months ended March 31, 2003. The difference in investing activities principally reflects the purchase of marketable securities with the proceeds from the private placements, described below, completed by us in 2003, net of the sales of marketable securities which were subsequently used to fund operations. Cash used for financing activities was $26,415 during the three months ended March 31, 2004 as compared with cash provided by financing activities of $9,930,069 during the three months ended March 31, 2003. The difference in financing activities principally reflects the effect of the private placements, described below, completed by us in 2003.

As of March 31, 2004, we had incurred total net losses since inception of approximately $97 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended March 31, 2004 is as follows:

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

At March 31, 2004, we had available cash, cash equivalents, and marketable securities of approximately $8.6 million and working capital of approximately $7.3 million. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2004 will provide sufficient working capital to meet our anticipated expenditures for at least the next nine months. In addition, we have approximately $5.0 million in a segregated account to satisfy our obligations with respect to the Notes which mature in June 2005. These segregated funds are not included in the available cash, cash equivalents, and marketable securities and working capital amounts referenced above. We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. In addition, we have certain covenants with the holders of our Notes and the purchasers of our Series E Stock that may limit our ability to engage in certain types of financings in the future. Pending approval of additional authorized shares of common stock by stockholders at our 2004 annual meeting, we have a limited number of shares of authorized common stock for issuance in future financings.

Following is appropriate information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $10.6 million on a cumulative basis.

Program	1st Quarter 2004 (1)	Year to date	Cumulative
Diagnostic imaging	$180,000	$180,000	$16,157,000
Anti-angiogenesis	57,000	57,000	13,088,000
CNS regeneration	829,000	829,000	6,289,000
Other	$50,000	$50,000	$817,000

(1)	three months ended March 31, 2004

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials, and the duration of development. We presently anticipate our new Phase III clinical trial for ALTROPANE will take approximately twelve months to complete and cost approximately $4 million. However, there can be no assurance that the FDA will accept our revised protocol or that it will not request additional modifications, or that it will not take longer than twelve months and/or cost more than $4 million to complete the new Phase III trial.

Contractual Obligations and Commitments

Research and development commitments consist of contractual obligations with third parties, as well as the estimated costs of approximately $4 million to complete our new Phase III clinical trial for ALTROPANE. We lease certain office equipment, office space and laboratory space under noncancelable operating leases. Our current corporate office lease expires in 2012 and contains provisions whereby we can sublet all or part of the space and fully retain any sublease income generated. We also lease laboratory space that expires in May 2006. As of March 31, 2004, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Other General and Administrative	Maturity Of Debt
2004	$4,610,000	$247,000	$94,000	—
2005	1,917,000	335,000	125,000	$4,350,500
2006	—	296,000	—	—
2007	—	277,000	—	—
2008	—	285,000	—	—
Thereafter	—	1,019,000	—	—

	$6,527,000	$2,459,000	$219,000	$4,350,500

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

As a condition of our December 2003 private placement of Series E Stock and warrants, we agreed to exercise our right to obtain a release of the security interest and continuing lien on our property that currently secure our outstanding Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. The remaining principal and interest payments on the Notes through maturity total approximately $5,000,000. We communicated to the holder of the Notes our intention to obtain a release of the lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of our remaining obligations. To date, we have been unable to reach agreement with the noteholder on the terms of such a letter of credit. We are currently reviewing our options regarding the release of liens and in the interim have set aside sufficient funds in a segregated account to satisfy our remaining obligations under the Notes in order to comply with our covenant to the December 2003 private placement investors.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4 – Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures designed to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. Our principal executive officer and principal financial and accounting officer have reviewed and evaluated our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report on Form 10-Q (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Changes in internal controls

There were no changes in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information

Item 1: Legal Proceedings.

On December 31, 2003, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder Value Partners, L.P. and Ingalls & Snyder, L.L.C., the plaintiffs, filed a complaint in the Delaware Court of Chancery against us and the members of our Board of Directors alleging an improper entrenchment motive and breach of fiduciary duty by the directors in connection with our issuance of preferred stock and warrants in our December 2003 private placement. The complaint filed by the plaintiffs was seeking unspecified equitable and monetary relief. We asked the court to dismiss this lawsuit because it lacked any factual basis and ignored fundamental principles of law. Instead of responding to our motion to dismiss, on March 9, 2004, the plaintiffs moved to dismiss their own lawsuit without prejudice prior to the deadline to explain to the court why their claim was legitimate. The Delaware Court of Chancery immediately granted the motion and dismissed the case. On March 22, 2004, the plaintiffs made a books and records request under Delaware law seeking additional information regarding our December 2003 private placement and seeking information on a number of unrelated matters.

Item 2: Changes in Securities and Use of Proceeds.

We issued 1,413,600 shares of common stock in connection with the conversion of 176.7 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”) during the three months ended March 31, 2004. In addition, we issued 12,844 shares of common stock in connection with the dividend payable upon conversion of the Series E Stock during the three months ended March 31, 2004.

Item 3: Defaults Upon Senior Securities.

None.

Item 4: Submission of Matters to a Vote of Security Holders.

None.

Item 5: Other Information.

(a)	On May 14, 2004, our Board of Directors approved an amendment to our by-laws in order to postpone the deadline for advance notice to the company for nominations or other business to be properly brought by stockholders before the 2004 annual meeting of stockholders to May 28, 2004.

Item 6: Exhibits and Reports on Form 8-K.

(a) Exhibits.

3.2	Amended and Restated By-Laws, effective as of May 14, 2004. (1)

31.1	Certification of the President and Chief Operating Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

(b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended March 31, 2004:

Date of Report	Item Reported
January 16, 2004	5
February 12, 2004	5
February 17, 2004	5,7
March 12, 2004	5,7
March 16, 2004	5,7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: May 14, 2004	/s/ MARC E. LANSER
Marc E. Lanser
Director, President and Chief Operating Officer
(Principal Executive Officer)

/s/ JOSEPH P. HERNON
Joseph P. Hernon
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)