Form 10-Q
period 2004-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2004-08-13
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 6, 2004 there were 34,217,572 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

			Page (s)
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	1

		Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003, and for the period from inception (October 16, 1992) to June 30, 2004	2

		Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and 2003, and for the period from inception (October 16, 1992) to June 30, 2004	3

		Notes to Consolidated Financial Statements	4 - 8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 - 15

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4	Controls and Procedures	15

Part II	Other Information

	Item 1	Legal Proceedings	16

	Item 2	Changes in Securities and Use of Proceeds	16

	Item 3	Defaults Upon Senior Securities	16

	Item 4	Submission of Matters to a Vote of Security Holders	16

	Item 5	Other Information	16

	Item 6	Exhibits and Reports on Form 8-K	16

SIGNATURES			17

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$1,086,421	$6,088,458
Marketable securities	3,977,898	4,876,402
Restricted cash and marketable securities	4,785,550	445,926
Other current assets	459,366	515,947

Total current assets	10,309,235	11,926,733
Restricted cash and marketable securities	—	4,590,322
Fixed assets, net	495,242	604,662
Other assets	391,523	311,177

Total assets	$11,196,000	$17,432,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,989,289	$1,506,147
10% convertible senior secured promissory notes, due June 2005	3,993,742	—

Total current liabilities	5,983,031	1,506,147
Non-current liabilities:
10% convertible senior secured promissory notes, due June 2005	—	3,811,129
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; 591.3 and 800 shares Convertible Series E issued and outstanding at June 30, 2004 (liquidation preference of $6,165,803) and December 31, 2003 (liquidation preference of $8,034,029), respectively	3,688,687	4,990,614
Common stock, $.01 par value; 60,000,000 shares authorized; 34,209,972 and 32,519,588 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	342,100	325,196
Additional paid-in capital	102,353,232	101,195,170
Accumulated other comprehensive (loss) income	(24,659)	605
Deficit accumulated during development stage	(101,146,391)	(94,395,967)

Total stockholders’ equity	5,212,969	12,115,618

Total liabilities and stockholders’ equity	$11,196,000	$17,432,894

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (October 16, 1992) to June 30, 2004
	2004	2003	2004	2003
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	2,096,846	996,099	3,685,273	2,360,565	63,072,516
General and administrative	1,757,454	884,320	2,739,874	1,855,516	28,577,847
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	3,854,300	1,880,419	6,425,147	4,216,081	103,796,907

Loss from operations	(3,854,300)	(1,880,419)	(6,425,147)	(4,216,081)	(102,896,907)
Other expenses	—	—	—	—	(1,580,621)
Interest expense	(208,868)	(172,887)	(417,736)	(317,288)	(3,663,653)
Investment income	35,218	151,949	92,459	278,414	6,994,790

Net loss	(4,027,950)	(1,901,357)	(6,750,424)	(4,254,955)	(101,146,391)

Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)

Accrual of preferred stock dividends	(115,308)	—	(259,591)	—	(293,620)

Net loss attributable to common stockholders	$(4,143,258)	$(1,901,357)	$(7,010,015)	$(4,254,955)	$(109,502,723)

Basic and diluted net loss attributable to common stockholders per share	$(0.12)	$(0.06)	$(0.21)	$(0.15)

Weighted average shares outstanding	34,104,381	32,469,588	34,027,062	28,540,959

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		From Inception (October 16, 1992) to June 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(6,750,424)	$(4,254,955)	$(101,146,391)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	207,167	350,500
Non-cash interest expense	200,210	108,395	1,169,076
Non-cash charges related to options, warrants and common stock	118,228	230,558	4,205,711
Amortization and depreciation	113,811	109,538	2,084,466
Changes in current assets and liabilities:
Decrease (increase) in other current assets	56,581	(140,429)	399,597
Increase (decrease) in accounts payable and accrued expenses	264,369	(479,119)	963,822

Net cash used for operating activities	(5,997,225)	(4,218,845)	(76,326,675)
Cash flows from investing activities:
Cash acquired through merger	—	—	1,758,037
Purchases of fixed assets	(4,391)	(38,245)	(1,334,233)
(Increase) decrease in other assets	(97,944)	4,618	(707,718)
Decrease (increase) in restricted cash and marketable securities	250,698	—	(4,785,550)
Purchases of marketable securities	(4,825,455)	(11,444,934)	(110,562,318)
Sales and maturities of marketable securities	5,698,695	6,316,012	106,559,761

Net cash provided by (used for) investing activities	1,021,603	(5,162,549)	(9,072,021)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,249	10,000,000	44,739,502
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(2,796,467)
Payments of financing costs	(27,664)	(91,228)	(5,464,524)

Net cash (used for) provided by financing activities	(26,415)	9,908,772	86,485,117

Net (decrease) increase in cash and cash equivalents	(5,002,037)	527,378	1,086,421
Cash and cash equivalents, beginning of period	6,088,458	794,401	—

Cash and cash equivalents, end of period	$1,086,421	$1,321,779	$1,086,421

Supplemental cash flow disclosures:
Non-cash transactions (see notes 5 and 6)
Cash paid for interest	$217,525	—	$435,050

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2004

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

As of June 30, 2004, the Company has experienced total net losses since inception of approximately $101 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows as management executes its current business plan. The Company believes that the cash, cash equivalents, and marketable securities available at June 30, 2004 will not provide sufficient working capital to meet its anticipated expenditures for the next twelve months. The Company believes that its cash, cash equivalents, and marketable securities available at June 30, 2004, and its ability to control certain costs including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated expenditures through December 31, 2004. The Company will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all. The financial statements do not include any adjustments as a result of this uncertainty. The Company has $4,350,500 in principal of 10% Convertible Senior Secured Convertible Promissory Notes (the “Notes”) that become due in June 2005. The Notes were secured by a first priority security interest and continuing lien on all the Company’s current and after acquired property. In accordance with the terms of its Series E Cumulative Convertible Preferred Stock (“Series E Stock”) agreements, the Company secured a release of the security interest and continuing lien on its property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of all remaining principal and interest payments on the Notes through maturity. As required under the terms of the letter of credit, the Company has set aside $4,785,550 in a segregated account to collateralize the amount of the letter of credit.

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

Stock options and warrants to purchase approximately 14.1 million and 11.7 million shares of common stock were outstanding at June 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2004, which could generate proceeds to the Company of up to $36 million, could potentially dilute earnings per share in the future. At June 30, 2004, outstanding promissory notes and preferred stock which are convertible into 4,350,500 shares and 4,730,400 shares of common stock, respectively, were not included in the computation of diluted net loss per common share because they were anti-dilutive.

3. Comprehensive Loss

The Company had total comprehensive loss of $4,075,506 and $1,990,232 for the three months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, total comprehensive loss was $6,775,688 and $4,434,666, respectively.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss, as reported	$(4,027,950)	$(1,901,357)	$(6,750,424)	$(4,254,955)
Add: Stock-based employee compensation expense recognized	106,064	47,311	106,064	47,311
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(528,028)	(197,751)	(699,443)	(379,227)

Pro forma net loss	(4,449,914)	(2,051,797)	(7,343,803)	(4,586,871)
Accrual of preferred stock dividends	(115,308)	—	(259,591)	—

Pro forma net loss attributable to common stockholders	$(4,565,222)	$(2,051,797)	$(7,603,394)	$(4,586,871)

Basic and diluted loss per share
As reported	$(0.12)	$(0.06)	$(0.21)	$(0.15)

Pro forma	$(0.13)	$(0.06)	$(0.22)	$(0.16)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 2% to 6%; and expected lives ranging from three to five years.

5. Stockholders’ Equity

The Company issued 256,000 and 1,669,600 shares of common stock in connection with the conversion of 32 and 208.70 shares of Series E Stock during the three and six months ended June 30, 2004, respectively. In addition, the Company issued 4,230 and 17,074 shares of common stock in connection with the dividend payable upon conversion of the Series E Stock during the three months ended June 30, 2004, respectively.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

6. Settlement and Standstill Agreement

On June 15, 2004, the Company entered into a settlement and standstill agreement with Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls & Snyder Value Partners, L.P. (the “Investor Group”). Under the terms of the settlement, the Company reconstituted its Board of Directors at five members, consisting of Marc E. Lanser, Robert Langer, John T. Preston, Robert L. Gipson and Michael J. Mullen. Each of the foregoing individuals was re-elected to the Board of Directors at the Company’s 2004 Annual Meeting held on July 30, 2004. S. David Hillson retired as Chairman of the Board and as a director and consultant of the Company. In order to facilitate the settlement, Colin B. Bier and E. Christopher Palmer also resigned from the Board as independent directors.

The terms of the settlement also contemplate that upon the hiring of a new Chief Executive Officer, the size of the Board of Directors shall be increased to seven members and the new Chief Executive Officer and an independent director, nominated by the Chief Executive Officer and reasonably acceptable to the Board, shall be elected to the Board of Directors.

Pursuant to the settlement, the Investor Group agreed to vote the shares over which it has voting power in favor of, and use good faith efforts to cause its affiliates to so vote shares over which they have voting power, to re-elect the members of the Board of Directors at the 2004 Annual Meeting and to approve amendments to the Company’s Amended and Restated Certificate of Incorporation to increase to 80,000,000 the number of shares of common stock authorized for issuance and to the Company’s 1998 Omnibus Stock Option Plan to increase to 6,100,000 the number of shares issuable upon the exercise of options granted thereunder.

The Investor Group also agreed not to seek the removal of any of the directors prior to March 31, 2005 and entered into a mutual release of claims with the Company, Mr. Hillson and Dr. Lanser. As contemplated by the settlement, the Company obtained a release of the security interest on its property securing its Notes held by Ingalls & Snyder Value Partners, L.P. by providing an irrevocable standby letter of credit in the amount of $4,785,550 to collateralize the Notes. The Company also paid $300,000 to Ingalls & Snyder, LLC as reimbursement for certain expenses as part of the settlement. The $300,000 payment is included in General and Administrative Expenses during the second quarter of 2004.

The Company also entered into an employment agreement with Dr. Lanser providing for his continued employment with the Company. Dr. Lanser’s employment agreement is effective for a term of one year, provides for compensation plus other benefits, and includes confidentiality and non-competition provisions. If the Company terminates Dr. Lanser’s employment for reasons other than cause or Dr. Lanser resigns for any reason, Dr. Lanser is entitled to receive nine months of base salary continuation, payable in accordance with the regular payroll practices of the Company.

The Company also entered into a separation agreement with Mr. Hillson regarding his retirement. The separation agreement requires that Mr. Hillson continue to satisfy his obligations under the non-competition, confidentiality, invention assignment and non-solicitation provisions of his previous agreement with the Company and that he release the Company from claims related to his former employment with the Company and his position on the Board of Directors. Mr. Hillson’s separation agreement provided for a lump sum payment of $187,500, which represented the balance of consulting fees due to Mr. Hillson under his previous agreement with the Company, and a lump sum payment of $90,000 in recognition of Mr. Hillson’s contributions to the Company and loss of certain other benefits under his previous agreement with the Company. The Company recorded a charge of $277,500 in the second quarter of 2004 related to these payments. Pursuant to the terms of the separation agreement, the Company granted options to Mr. Hillson to purchase 200,000 shares of common stock at an exercise price of $1.00 per share and cancelled options previously granted to Mr. Hillson to purchase 400,000 shares of common stock at exercise prices ranging from $3.625 per share to $7.8125 per share. The separation agreement further provides that all of Mr. Hillson’s remaining stock options are fully vested. FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” requires the Company to employ variable accounting when there is both an option issuance and an option cancellation within a six month period. In addition to the 200,000 options issued in June, Mr. Hillson was awarded options in March 2004 to purchase 195,000 shares of common stock at an exercise price of $1.27 in connection with his services as a director of the Company. 70,000 options, of the options awarded in March 2004, were attributed to Mr. Hillson’s previous consulting agreement, and accordingly, the Company recorded a charge of approximately $56,000 representing the fair value of these options as determined using the Black-Scholes pricing model. In addition, the Company will record a charge equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the remaining 325,000 options which are deemed to have been repriced through the earlier of (i) the exercise of these options or (ii) the expiration of these options in the second quarter of 2008. The Company recorded a charge of $6,000 in the quarter ended June 30, 2004. The amount of the charge will be adjusted quarterly based upon the intrinsic value of the options then outstanding at the end of each quarter.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee, and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the indemnity agreement and has determined that the fair value of this obligation is immaterial at June 30, 2004.

7. Commitments and Contingencies

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Agreements

Since inception, the Company has incurred approximately $715,000 in initial licensing fees and approximately $220,000 in milestone payments to Harvard University and its affiliated hospitals (“Harvard and its Affiliates”). Under the terms of these licensing agreements with Harvard and its Affiliates, the Company may become obligated to pay up to an aggregate of $7,270,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an New Drug Application or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

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

Guarantor Arrangements

As permitted under Delaware law, the Company has entered into agreements whereby the Company indemnifies its executive officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. As described in footnote 6, on June 15, 2004, the Company funded an indemnity trust for the benefit of Mr. Hillson in the amount of $100,000.

The Company enters into arrangements with certain service providers to perform research, development, and clinical services for the Company. Under the terms of these arrangements, such service providers may use the Company’s technologies in performing their services. The Company enters into standard indemnification agreements with those service providers, whereby the Company indemnifies them for any liability associated with their use of the Company’s technologies. The maximum potential amount of future payments the Company would be required to make under these indemnification agreements is unlimited; however, the Company has product liability and general liability policies that enable the Company to recover a portion of any amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

8. Subsequent Events

On July 30, 2004, the shareholders of the Company approved an amendment to the Amended and Restated Certificate of Incorporation of the Company increasing the number of authorized shares of common stock to 80,000,000. The Company filed a Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of the State of Delaware on August 6, 2004. On July 30, 2004, the shareholders of the Company also approved an amendment to the Company’s 1998 Omnibus Stock Option Plan to increase to 6,100,000 the number of shares issuable upon the exercise of options granted thereunder.

Our common stock is traded on the NASDAQ SmallCap Market. Under NASDAQ Marketplace Rule 4310(c)(4), for continued inclusion in the NASDAQ SmallCap Market, we must maintain a minimum closing bid price of $1.00 per share of our common stock. On August 9, 2004, we received a letter from the NASDAQ Stock Market indicating that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 per share minimum. Pursuant to applicable NASDAQ Marketplace Rules, we have been provided a 180 day grace period until February 7, 2005 to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days. Under the current NASDAQ rules, if our stock price does not satisfy the $1.00 per share minimum bid price requirement by February 7, 2005, we may also be granted an additional 180 day grace period to regain compliance if we satisfy the other required initial listing criteria under NASDAQ Marketplace Rule 4310(c). Thereafter, if we have not regained compliance within the second 180 day compliance period, but satisfy NASDAQ’s initial inclusion criteria, we may be afforded an additional compliance period, up to our next shareholder meeting, provided we commit to take certain actions as set forth in the applicable NASDAQ Marketplace Rules. If we are unable to regain compliance with NASDAQ Marketplace Rule 4310(c)(4) within the time periods provided under the applicable NASDAQ Marketplace Rules, or we fail to meet the other financial conditions under the NASDAQ Marketplace Rules, our common stock could be delisted from the NASDAQ SmallCap Market. NASDAQ delisting could, among other things, make it more difficult for us to raise capital.

9. Recent Accounting Pronouncement

Emerging issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”), was issued in March 2004. EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. ETIF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on the Company’s consolidated financial position, results of operations or cash flows due to the Company’s current net loss position.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding expectations or beliefs as to future results or events, such as the expected timing and results of clinical trials, discussions with regulatory agencies, schedules of Investigational New Drug application, or IND, New Drug Application, or NDA, and all other regulatory submissions, the timing of product introductions, the possible approval of products (including the ultimate approvability of ALTROPANE®), and the market size and possible advantages of our products. All such forward-looking statements involve substantial risks and uncertainties, and actual results may vary materially from these statements. Factors that may affect future results include: the availability and adequacy of financial resources, delays in the regulatory or development processes, results from clinical and pre-clinical trials, regulatory decisions (including the discretion of the Food and Drug Administration, or FDA, following completion of a single, pivotal Phase III trial to require us to conduct additional clinical trials in order to achieve approvability of ALTROPANE), market acceptance of our products, the ability to obtain intellectual property protection, the outcome of discussions with potential partners and other possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003.

General

Description of Company

We are a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases and for the treatment of some cancers. At June 30, 2004, we are considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of June 30, 2004, we have experienced total net losses since inception of approximately $101 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows as management executes our current business plan. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2004 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2004, and our ability to control certain costs including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated expenditures through December 31, 2004. We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. The financial statements do not include any adjustments as a result of this uncertainty. We have $4,350,500 in principal of 10% Convertible Senior Secured Promissory Notes, or Notes, that become due in June 2005. The Notes were secured by a first priority security interest and continuing lien on all of our current and after acquired property. In accordance with the terms of its Series E Cumulative Convertible Preferred Stock (“Series E Stock”) agreements, we secured a release of the security interest and continuing lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of all remaining principal and interest payments on the Notes through maturity. As required under the terms of the letter of credit, we have set aside $4,785,550 in a segregated account to collateralize the amount of the letter of credit.

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

We have initiated patient enrollment for this Phase III trial and we currently expect to complete this new Phase III trial for ALTROPANE in the second half of 2005. We believe that, if successful, i.e. that the endpoints are met and no significant safety concerns or protocol deviations occur, this Phase III trial will provide the basis for an NDA submission and ultimate approvability of ALTROPANE. We hope to submit an NDA for ALTROPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremors within six months of the trial’s successful completion.

We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments. If we obtain successful results in this trial, we will then proceed to a Phase III clinical trial.

AXOSINE™, which we also refer to as Inosine, is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. On July 26, 2004, we announced that we had filed an IND application with the FDA for the use of AXOSINE to enhance motor function recovery after stroke. The IND includes a proposed protocol for a human Phase I trial to test the safety of AXOSINE administered to stroke patients for 28 days by continuous infusion into one of the fluid compartments of the brain (intracerebral ventricle or ICV). Pre-clinical efficacy and safety animal testing has shown that AXOSINE, when administered in this manner, is safe, well-tolerated, and highly effective in promoting motor function recovery after experimentally-induced strokes in rats. The results of these efficacy studies, as well as studies demonstrating compensatory axon growth in experimental spinal cord injury, have been published in numerous prestigious scientific journals during the last few years. We believe that AXOSINE is the first in a class of small molecule (nonpeptide) axonal growth factors to enter commercial clinical development for this indication.

The proposed Phase I trial has been designed to enroll 27 moderate to severe stroke patients in up to 3 academic stroke centers in the greater Boston, Massachusetts area. The protocol calls for a dose-escalation of AXOSINE to be given to three groups of stroke patients (nine patients in each dose group). The highest dose proposed to be given will be the estimated human equivalent of the effective dose given to rats. All patients will be maintained on their initial dose of AXOSINE for the full 28 day study period. AXOSINE will be administered via an implantable subcutaneous pump and ICV catheter system that potentially allows the patient to leave the hospital at the same approximate time that they otherwise would have after such a stroke. In addition to safety monitoring, efficacy monitoring will also be performed, but the small number of patients and the short duration of treatment will probably preclude statistically valid efficacy conclusions to be drawn. It is expected that formal efficacy testing will be the purpose of a Phase II trial, which will follow the Phase I trial if there are no significant safety concerns raised by the Phase I trial. We hope to initiate a Phase I trial following a 30 day FDA review of the IND, although we caution that the FDA may have questions or concerns that will require, among other things, a response or additional preclinical studies to be performed prior to initiating the Phase I trial.

Troponin I, or Troponin, is our anti-angiogenic agent under development as a potential treatment for cancer. Troponin is presently in pre-clinical development.

Our earlier stage product candidates include FLUORATEC™, a “second-generation” imaging agent for the diagnosis of PD and ADHD, and compounds for the treatment of PD and other central nervous system disorders.

To date, we have not marketed, distributed or sold any products and, with the exception of ALTROPANE, all of our technologies and early-stage product candidates are in pre-clinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors, and delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs. However, we do not currently expect to generate revenues from product sales for at least the next twenty-four months.

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

We have, at certain times, issued preferred stock and notes, which were convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, i.e. a “beneficial conversion feature” that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

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

Results of Operations

Three Months Ended June 30, 2004 and 2003

Our net loss was $4,027,950 during the three months ended June 30, 2004 as compared with $1,901,357 during the three months ended June 30, 2003. Net loss attributable to common stockholders totaled $0.12 per share for the 2004 period as compared to $0.06 per share for the 2003 period. The increase in net loss in the 2004 period was primarily due to higher research and development expenses and higher general and administrative expenses. The higher net loss attributable to common stockholders on a per share basis in the 2004 period was primarily due to an increase in our net loss.

Research and development expenses were $2,096,846 during the three months ended June 30, 2004 as compared with $996,099 during the three months ended June 30, 2003. The increase in the 2004 period was primarily attributable to higher pre-clinical costs for AXOSINE of approximately $1,002,000 associated with certain animal toxicology studies, higher licensing fees of approximately $120,000 and higher clinical trial costs for ALTROPANE of approximately $117,000 associated with the initiation of our new Phase III trial. This increase was partially offset by lower payroll costs in the 2004 period of approximately $81,000 due to lower headcount. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our new Phase III trial of ALTROPANE although these increases will be offset, in part, by the absence of costs associated with the completion of the pre-clinical program for AXOSINE. Our working capital constraints may limit our planned expenditures.

General and administrative expenses were $1,757,454 during the three months ended June 30, 2004 as compared with $884,320 during the three months ended June 30, 2003. The increase in the 2004 period was primarily related to higher legal and consulting expenses of approximately $928,000 largely associated with a settlement and standstill agreement, or Settlement Agreement, we entered into on June 15, 2004 with Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls & Snyder Value Partners, L.P., or Investor Group. As part of the Settlement Agreement, we paid $300,000 to Ingalls & Snyder, LLC as reimbursement for certain expenses and approximately $278,000 in connection with consulting and separation agreements with our former Chairman of the Board of Directors. We also incurred higher corporate legal expenses of approximately $384,000 primarily in connection with the Settlement Agreement including related litigation filed prior to entering the Settlement Agreement. This increase was partially offset by lower legal fees of approximately $85,000 in connection with patent and intellectual property efforts. We currently anticipate that our general and administrative expenses will decrease over the next twelve months as the majority of these expenses are non-recurring.

Interest expense was $208,868 during the three months ended June 30, 2004 as compared with $172,887 during the three months ended June 30, 2003. The increase in the 2004 period was primarily related to higher non-cash interest expense related to the amortization of the discounted carrying value of the Notes resulting from the beneficial conversion features recorded in fiscal 2003. In connection with our March 2003 private placement, the conversion price of the Notes was reduced to $1.00 per share in accordance with the anti-dilution provisions of the Notes creating beneficial conversion features of approximately $368,000. In June 2003, we issued $207,167 in principal amount of Notes for interest accrued through June 1, 2003. The $207,167 Note was issued with a conversion price of $1.00 which was below the market price of the common stock at the date of issuance resulting in a beneficial conversion feature of approximately $190,000. Beneficial conversion features are recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. During the 2004 period, we incurred approximately $109,000 in interest payable in cash on the 10% coupon on the Notes, $91,000 in non-cash interest associated with the amortization of the discounted carrying value of the Notes and $9,000 in amortization of debt issuance costs. During the 2004 period, the Notes bore an effective interest rate of 18% based on the fair value of the Notes.

Investment income was $35,218 during the three months ended June 30, 2004 as compared with $151,949 during the three months ended June 30, 2003. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2004 period and lower realized gains of approximately $38,000 in the 2004 period.

Accrual of preferred stock dividends was $115,308 during the three months ended June 30, 2004 as compared with none during the three months ended June 30, 2003. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yields a cumulative dividend of 4% per annum. The dividend rate will increase to 8% in June 2005.

Six Months Ended June 30, 2004 and 2003

Our net loss was $6,750,424 during the six months ended June 30, 2003 as compared with $4,254,955 during the six months ended June 30, 2003. Net loss attributable to common stockholders totaled $0.21 per share for the 2004 period as compared to $0.15 per share for the 2003 period. The increase in net loss in the 2004 period was primarily due to higher research and development expenses and higher general and administrative expenses. The higher net loss attributable to common stockholders on a per share basis in the 2004 period was primarily due to an increase in our net loss, partially offset by an increase in weighted average shares outstanding of approximately 5.5 million shares, which was primarily the result of a private placement of common stock completed by us in March 2003.

Research and development expenses were $3,685,273 during the six months ended June 30, 2004 as compared with $2,360,565 during the six months ended June 30, 2003. The increase in the 2004 period was primarily attributable to higher pre-clinical costs for AXOSINE of approximately $1,569,000 associated with certain animal toxicology studies. This increase was partially offset by lower payroll costs in the 2004 period of approximately $188,000 due to lower headcount.

General and administrative expenses were $2,739,874 during the six months ended June 30, 2004 as compared with $1,855,516 during the six months ended June 30, 2003. The increase in the 2004 period was primarily related to higher legal and consulting expenses of approximately $1,303,000 largely associated with the Settlement Agreement we entered into with the Investor Group as well as payments under consulting and separation agreements with our former Chairman of the Board of Directors. This increase was offset by lower legal fees of approximately $182,000 in connection with patent and intellectual property efforts and lower payroll costs of approximately $212,000 due to lower headcount.

Interest expense was $417,736 during the six months ended June 30, 2004 as compared with $317,288 during the six months ended June 30, 2003. The increase in the 2004 period was primarily related to higher non-cash interest expense related to the amortization of the discounted carrying value of the Notes resulting from the beneficial conversion features recorded in fiscal 2003. During the 2004 period, we incurred approximately $218,000 in interest payable in cash on the 10% coupon on the Notes, $182,000 in non-cash interest associated with the amortization of the discounted carrying value of the Notes and $18,000 in amortization of debt issuance costs. During the 2004 period, the Notes bore an effective interest rate of 18% based on the fair value of the Notes.

Investment income was $92,459 during the six months ended June 30, 2004 as compared with $278,414 during the six months ended June 30, 2003. The decrease was primarily due to lower realized gains of approximately $131,000 in the 2004 period.

Accrual of preferred stock dividends was $259,591 during the six months ended June 30, 2004 as compared with none during the six months ended June 30, 2003.

Liquidity and Capital Resources

Cash used for operating activities, primarily related to our net loss, totaled $5,997,225 during the six months ended June 30, 2004 as compared with $4,218,845 during the six months ended June 30, 2003. The increase in 2004 is primarily related to higher research and development expenses and higher general and administrative expenses in the 2004 period. Cash provided by investing activities totaled $1,021,603 during the six months ended June 30, 2004 as compared with cash used for investing activities of $5,162,549 during the six months ended June 30, 2003. The difference in investing activities principally reflects the purchase of marketable securities with the proceeds from the private placements, described below, completed by us in 2003, net of the sales of marketable securities which were subsequently used to fund operations. Cash used for financing activities was $26,415 during the six months ended June 30, 2004 as compared with cash provided by financing activities of $9,908,772 during the six months ended June 30, 2003. The difference in financing activities principally reflects the effect of the private placements, described below, completed by us in 2003.

As of June 30, 2004, we had incurred total net losses since inception of approximately $101 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended June 30, 2004 is as follows:

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

At June 30, 2004, we had available cash, cash equivalents, and marketable securities of approximately $5.1 million and working capital of approximately $3.5 million. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2004 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2004, and our ability to control certain costs including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated expenditures through December 31, 2004. In addition, we have approximately $4.8 million in a segregated account to satisfy our obligations with respect to the Notes which mature in June 2005. These segregated funds are not included in the available cash, cash equivalents, and marketable securities and working capital amounts referenced above.

        We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. Our common stock is traded on the NASDAQ SmallCap Market. Under NASDAQ Marketplace Rule 4310(c)(4), for continued inclusion in the NASDAQ SmallCap Market, we must maintain a minimum closing bid price of $1.00 per share of our common stock. On August 9, 2004, we received a letter from the NASDAQ Stock Market indicating that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 per share minimum. Pursuant to applicable NASDAQ Marketplace Rules, we have been provided a 180 day grace period until February 7, 2005 to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days. Under the current NASDAQ rules, if our stock price does not satisfy the $1.00 per share minimum bid price requirement by February 7, 2005, we may also be granted an additional 180 day grace period to regain compliance if we satisfy the other required initial listing criteria under NASDAQ Marketplace Rule 4310(c). Thereafter, if we have not regained compliance within the second 180 day compliance period, but satisfy NASDAQ’s initial inclusion criteria, we may be afforded an additional compliance period, up to our next shareholder meeting, provided we commit to take certain actions as set forth in the applicable NASDAQ Marketplace Rules. If we are unable to regain compliance with NASDAQ Marketplace Rule 4310(c)(4) within the time periods provided under the applicable NASDAQ Marketplace Rules, or we fail to meet the other financial conditions under the NASDAQ Marketplace Rules, our common stock could be delisted from the NASDAQ SmallCap Market. NASDAQ delisting could, among other things, make it more difficult for us to raise capital. In addition, we have certain covenants with the holders of our Notes and the purchasers of our Series E Stock that may limit our ability to engage in certain types of financings in the future.

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $11.0 million on a cumulative basis.

Program	2nd Quarter 2004 (1)	Year to date	Cumulative
Diagnostic imaging	$202,000	$382,000	$16,359,000

Anti-angiogenesis	129,000	186,000	13,217,000

CNS regeneration	1,246,000	2,075,000	7,535,000

Other	$120,000	$170,000	$937,000

(1)	three months ended June 30, 2004

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials, and the duration of development. We currently expect to complete our new Phase III clinical trial for ALTROPANE in the second half of 2005 and estimate that it will cost approximately $4.5 million more to complete. However, there can be no assurance that it will not take longer and/or cost more to complete the new Phase III trial.

Contractual Obligations and Commitments

Research and development commitments consist of contractual obligations with third parties, as well as the estimated costs of approximately $4.5 million more to complete our new Phase III clinical trial for ALTROPANE. We lease certain office equipment, office space and laboratory space under noncancelable operating leases. Our current corporate office lease expires in 2012 and contains provisions whereby we can sublet all or part of the space and fully retain any sublease income generated. We also lease laboratory space that expires in May 2006. As of June 30, 2004, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Maturity Of Debt
2004	$1,554,000	$167,000	—
2005	4,863,000	335,000	$4,350,500
2006	—	296,000	—
2007	—	277,000	—
2008	—	285,000	—
Thereafter	—	1,019,000	—

	$6,417,000	$2,379,000	$4,350,500

In July 2002, we entered into agreements pursuant to which we issued $4.0 million in principal amount of Notes to a single institutional investor in a private placement. The Notes mature in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. We may elect to pay interest on the Notes in either cash or, subject to certain limitations, additional Notes on the same terms. We elected to pay the interest due on December 1, 2002 and June 1, 2003 in additional Notes in the amounts of $143,333 and $207,167, respectively. In December 2003 and June 2004, we elected to make payments of $217,525 for interest due on December 1, 2003 and June 1, 2004. Among other adjustments, unless the investor consents otherwise, if we issue equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes will be reduced to equal that lower price. The Notes are currently convertible into common stock at a conversion price of $1.00 per share. The Notes were secured by a first priority security interest and continuing lien on all current and after acquired property of ours. As a condition of our December 2003 private placement of Series E Stock and warrants, we agreed to exercise our right to obtain a release of the security interest and continuing lien on our property that secured our outstanding Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. On June 15, 2004, we secured a release of the lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of $4,785,550. As required under the terms of the letter of credit, we have set aside sufficient funds in a segregated account to collateralize the amount of the letter of credit.

Our Series E Stock includes a dividend obligation of 4% through June 2005, increasing to 8% thereafter. Generally, we may elect to pay the dividend in cash or in shares of our common stock. We have reserved a sufficient number of shares to pay the dividends payable in October 2004 and October 2005 in shares of our common stock.

Recent Accounting Pronouncement

Emerging issues Task Force (“EITF”) 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, Earnings per Share (“EITF 03-6”), was issued in March 2004. EITF 03-6 is intended to clarify what is a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undistributed earnings to such a security. ETIF 03-6 is effective for reporting periods beginning after March 31, 2004. The adoption of this pronouncement did not have an impact on our consolidated financial position, results of operations or cash flows due to our current net loss position.

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

PART II — OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS.

Pursuant to the terms of the mutual release of claims entered into in connection with the settlement and standstill agreement dated June 15, 2004 between us, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder Value Partners, L.P. and Ingalls & Snyder, LLC, the plaintiffs, we obtained a release of claims relating to the lawsuits filed by the plaintiffs in the Delaware Court of Chancery on November 13, 2003 and December 31, 2003. On June 17, 2004, pursuant to the terms of the mutual release of claims, the plaintiffs voluntarily dismissed the November 13, 2003 lawsuit with prejudice. The plaintiffs had previously dismissed their December 31, 2003 lawsuit and, pursuant to the terms of the mutual release of claims, the plaintiffs withdrew their books and records request under Delaware law seeking information related to the December 31, 2003 lawsuit and a number of unrelated matters.

For a complete description of the terms of the settlement and standstill agreement, please see “Settlement and Standstill Agreement” in Part I of this Quarterly Report.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS.

We issued 256,000 shares of common stock in connection with the conversion of 32 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”) during the three months ended June 30, 2004. In addition, we issued 4,230 shares of common stock in connection with the dividend payable upon conversion of the Series E Stock during the three months ended June 30, 2004.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5: OTHER INFORMATION.

None.

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

3.1	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated August 5, 2004. (1)

10.1	1998 Omnibus Stock Option Plan of the Company, as amended. (2)

31.1	Certification of the President and Chief Operating Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the President and Chief Operating Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.
(2)	Incorporated by reference to the Company’s Proxy Statement in connection with its 2004 Annual Meeting of Stockholders.

(b) Reports on Form 8-K: The Registrant filed the following reports on Form 8-K during the quarter ended June 30, 2004:

Date of Report	Item Reported
April 1, 2004	5,7

April 23, 2004	5,7

May 26, 2004	5,7

June 10, 2004	5,7

June 15, 2004	5,7

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: August 13, 2004	/s/ MARC E. LANSER
Marc E. Lanser
Director, President and Chief Operating Officer
(Principal Executive Officer)

/s/ JOSEPH P. HERNON
Joseph P. Hernon
Executive Vice President, Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)