Form 10-Q
period 2004-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2004-11-15
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 8, 2004 there were 34,464,279 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

			Page (s)
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1

		Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003, and for the period from inception (October 16, 1992) to September 30, 2004	2

		Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003, and for the period from inception (October 16, 1992) to September 30, 2004	3

		Notes to Consolidated Financial Statements	4 –8

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9 –15

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4	Controls and Procedures	15

Part II	Other Information

	Item 4	Submission of Matters to a Vote of Security Holders	16

	Item 6	Exhibits	17

SIGNATURES			18

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Balance Sheets

(Unaudited)

	September 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$17,461	$6,088,458
Marketable securities	2,507,069	4,876,402
Restricted cash and marketable securities (Note 9)	5,103,990	445,926
Other current assets	283,530	515,947

Total current assets	7,912,050	11,926,733
Restricted cash and marketable securities	—	4,590,322
Fixed assets, net	445,464	604,662
Other assets	383,762	311,177

Total assets	$8,741,276	$17,432,894

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,080,480	$1,506,147
10% convertible senior secured promissory notes (Note 9)	4,085,048	—

Total current liabilities	6,165,528	1,506,147
Non-current liabilities:
10% convertible senior secured promissory notes (Note 9)	—	3,811,129
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; 561.3 and 800 shares Convertible Series E issued and outstanding at September 30, 2004 (liquidation preference of $5,961,201) and December 31, 2003 (liquidation preference of $8,034,029), respectively	3,501,539	4,990,614
Common stock, $.01 par value; 80,000,000 and 60,000,000 shares authorized at September 30, 2004 and December 31, 2003, respectively; 34,464,279 and 32,519,588 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	344,643	325,196
Additional paid-in capital	102,440,101	101,195,170
Accumulated other comprehensive (loss) income	(13,882)	605
Deficit accumulated during development stage	(103,696,653)	(94,395,967)

Total stockholders’ equity	2,575,748	12,115,618

Total liabilities and stockholders’ equity	$8,741,276	$17,432,894

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (October 16, 1992) to September 30, 2004
	2004	2003	2004	2003
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	1,763,194	1,123,895	5,448,467	3,484,460	64,835,710
General and administrative	611,074	774,231	3,350,948	2,629,747	29,188,921
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	2,374,268	1,898,126	8,799,415	6,114,207	106,171,175

Loss from operations	(2,374,268)	(1,898,126)	(8,799,415)	(6,114,207)	(105,271,175)
Other expenses	—	—	—	—	(1,580,621)
Interest expense	(208,868)	(176,340)	(626,604)	(493,628)	(3,872,521)
Investment income	32,874	56,760	125,333	335,174	7,027,664

Net loss	(2,550,262)	(2,017,706)	(9,300,686)	(6,272,661)	(103,696,653)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)

Accrual of preferred stock dividends	(111,431)	—	(371,022)	—	(405,051)

Net loss attributable to common stockholders	$(2,661,693)	$(2,017,706)	$(9,671,708)	$(6,272,661)	$(112,164,416)

Basic and diluted net loss attributable to common stockholders per share	$(0.08)	$(0.06)	$(0.29)	$(0.21)

Weighted average shares outstanding	34,329,757	32,469,588	33,814,010	29,850,502

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		From Inception (October 16, 1992) to September 30, 2004
	2004	2003
Cash flows from operating activities:
Net loss	$(9,300,686)	$(6,272,661)	$(103,696,653)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	207,167	350,500
Non-cash interest expense	300,316	149,575	1,269,182
Non-cash charges related to options, warrants and common stock	109,643	250,984	4,197,126
Amortization and depreciation	166,072	192,954	2,136,727
Changes in current assets and liabilities:
Decrease in other current assets	232,417	6,618	575,433
Increase (decrease) in accounts payable and accrued expenses	260,161	(393,254)	959,614

Net cash used for operating activities	(8,232,077)	(5,858,617)	(78,561,527)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(6,874)	(40,822)	(1,336,716)
(Increase) decrease in other assets	(98,982)	3,679	(708,756)
Increase in restricted cash and marketable securities	(67,742)	—	(5,103,990)
Purchases of marketable securities	(6,390,227)	(11,444,934)	(112,127,090)
Sales and maturities of marketable securities	8,745,073	8,234,279	109,606,139

Net cash provided by (used for) investing activities	2,181,248	(3,247,798)	(7,912,376)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,496	10,000,000	44,745,749
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(2,796,467)
Payments of financing costs	(27,664)	(91,228)	(5,464,524)

Net cash (used for) provided by financing activities	(20,168)	9,908,772	86,491,364

Net (decrease) increase in cash and cash equivalents	(6,070,997)	802,357	17,461
Cash and cash equivalents, beginning of period	6,088,458	794,401	—

Cash and cash equivalents, end of period	$17,461	$1,596,758	$17,461

Supplemental cash flow disclosures:
Non-cash transactions (see note 5)
Cash paid for interest	$217,525	—	$435,050

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2004

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

As of September 30, 2004, the Company has experienced total net losses since inception of approximately $104 million. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows as management executes its current business plan. The Company believes that the cash, cash equivalents, and marketable securities available at September 30, 2004 will not provide sufficient working capital to meet its anticipated expenditures for the next twelve months. The Company believes that its cash, cash equivalents, and marketable securities available at September 30, 2004, and its ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through December 31, 2004. The Company will need to raise additional capital in the immediate future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings in order to continue as a going concern. The Company is currently evaluating alternatives for raising additional capital; however, there can be no assurance that the Company will be successful or that additional funds will be available on acceptable terms, if at all. The financial statements do not include any adjustments as a result of this uncertainty. As of September 30, 2004, the Company had $4,350,500 in principal of 10% Convertible Senior Secured Convertible Promissory Notes held by Ingalls & Snyder Value Partners, L.P. (the “Notes”) that were due in June 2005. The Notes were secured by a first priority security interest and continuing lien on all the Company’s current and after acquired property. In accordance with the terms of its Series E Cumulative Convertible Preferred Stock (“Series E Stock”) agreements, the Company secured a release of the security interest and continuing lien on its property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of all remaining principal and interest payments on the Notes through maturity. As required under the terms of the letter of credit, the Company had set aside $5,103,990 in a segregated account to collateralize the $4,785,550 amount of the letter of credit. As more fully described in footnote 9, in November 2004, the Company prepaid the outstanding principal plus accrued interest on the Notes.

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

Stock options and warrants to purchase approximately 15.9 million and 11.7 million shares of common stock were outstanding at September 30, 2004 and 2003, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2004, which, if exercised in full, would generate proceeds to the Company of up to $37 million, could potentially dilute earnings per share in the future. At September 30, 2004, the Notes and the outstanding Series E Stock which are convertible into 4,350,500 shares and 4,490,400 shares of common stock, respectively, were not included in the computation of diluted net loss per common share because they were anti-dilutive.

3. Comprehensive Loss

The Company had a total comprehensive loss of $2,539,485 and $2,011,458 for the three months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, total comprehensive loss was $9,315,173 and $6,446,124, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(2,550,262)	$(2,017,706)	$(9,300,686)	$(6,272,661)
Add: Stock-based employee compensation expense recognized	—	9,713	106,064	57,024
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(259,198)	(223,237)	(958,641)	(602,464)

Pro-forma net loss	(2,809,460)	(2,231,230)	(10,153,263)	(6,818,101)
Accrual of preferred stock dividends	(111,431)	—	(371,022)	—

Pro-forma net loss attributable to common stockholders	$(2,920,891)	$(2,231,230)	$(10,524,285)	$(6,818,101)

Basic and diluted loss per share
As reported	$(0.08)	$(0.06)	$(0.29)	$(0.21)

Pro-forma	$(0.09)	$(0.07)	$(0.31)	$(0.23)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 4.00% to 6.00%; and expected lives ranging from three to five years.

5. Stockholders’ Equity

The Company issued 240,000 and 1,909,600 shares of common stock in connection with the conversion of 30 and 238.70 shares of Series E Stock during the three and nine months ended September 30, 2004, respectively. In addition, the Company issued 6,707 and 23,781 shares of common stock in connection with the $8,384 and $29,727 dividends payable upon conversion of the Series E Stock during the three and nine months ended September 30, 2004, respectively.

6. Settlement and Standstill Agreement

On June 15, 2004, the Company entered into a settlement and standstill agreement (the “Agreement”) with Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls & Snyder Value Partners, L.P. (the “Investor Group”). Under the terms of the settlement, the Company reconstituted its Board of Directors at five members, consisting of Marc E. Lanser, Robert Langer, John T. Preston, Robert L. Gipson and Michael J. Mullen. Each of the foregoing individuals was re-elected to the Board of Directors at the Company’s 2004 Annual Meeting held on July 30, 2004. S. David Hillson retired as Chairman of the Board and as a director and consultant of the Company. In order to facilitate the settlement, Colin B. Bier and E. Christopher Palmer also resigned from the Board as independent directors.

Under the terms of the Agreement, upon the hiring of a new Chief Executive Officer, the size of the Board of Directors shall be increased to seven members and the new Chief Executive Officer and an independent director, nominated by the Chief Executive Officer and reasonably acceptable to the Board, shall be elected to the Board of Directors.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

Pursuant to the Agreement, the Investor Group agreed to vote the shares over which it had voting power in favor of, and to use good faith efforts to cause its affiliates to so vote shares over which they had voting power, to re-elect the members of the Board of Directors at the 2004 Annual Meeting and to approve amendments to the Company’s Amended and Restated Certificate of Incorporation to increase to 80,000,000 the number of shares of common stock authorized for issuance and to the Company’s 1998 Omnibus Stock Option Plan to increase to 6,100,000 the number of shares issuable upon the exercise of options granted thereunder. Such amendments were approved at the 2004 Annual Meeting.

The Investor Group also agreed not to seek the removal of any of the directors prior to March 31, 2005 and entered into a mutual release of claims with the Company, Mr. Hillson and Dr. Lanser. As contemplated by the Agreement, the Company obtained a release of the security interest on its property securing the Notes by providing an irrevocable standby letter of credit in the amount of $4,785,550 to collateralize the Notes. The Company also paid $300,000 to Ingalls & Snyder, LLC as reimbursement for certain expenses as part of the Agreement. The $300,000 payment was included in General and Administrative Expenses during the second quarter of 2004.

The Company also entered into an employment agreement with Dr. Lanser providing for his continued employment with the Company. Dr. Lanser’s employment agreement is effective for a term of one year, provides for compensation plus other benefits, and includes confidentiality and non-competition provisions. If the Company terminates Dr. Lanser’s employment for reasons other than for “cause” or Dr. Lanser resigns for any reason, Dr. Lanser is entitled to receive nine months of base salary continuation, payable in accordance with the regular payroll practices of the Company.

The Company also entered into a separation agreement with Mr. Hillson in connection with his retirement. The separation agreement requires that Mr. Hillson continue to satisfy his obligations under the non-competition, confidentiality, invention assignment and non-solicitation provisions of his previous agreement with the Company and that he release the Company from claims related to his former employment with the Company and his position on the Board of Directors. Mr. Hillson’s separation agreement provided for a lump sum payment of $187,500, which represented the balance of consulting fees due to Mr. Hillson under his previous agreement with the Company, and a lump sum payment of $90,000 in recognition of Mr. Hillson’s contributions to the Company and loss of certain other benefits under his previous agreement with the Company. The Company recorded a charge of $277,500 in the second quarter of 2004 related to these payments. Pursuant to the terms of the separation agreement, the Company granted options to Mr. Hillson to purchase 200,000 shares of common stock at an exercise price of $1.00 per share and cancelled options previously granted to Mr. Hillson to purchase 400,000 shares of common stock at exercise prices ranging from $3.625 per share to $7.8125 per share. The separation agreement further provides that all of Mr. Hillson’s remaining stock options are fully vested. FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” requires the Company to employ variable accounting when there is both an option issuance and an option cancellation within a six month period. In addition to the 200,000 options issued in June, Mr. Hillson was awarded options in March 2004 to purchase 195,000 shares of common stock at an exercise price of $1.27 in connection with his services as a director of the Company. Of the options awarded in March 2004, options to purchase 70,000 shares of common stock were attributed to Mr. Hillson’s previous consulting agreement, and accordingly, the Company recorded a charge of approximately $56,000 representing the fair value of these options as determined using the Black-Scholes pricing model. In addition, the Company will record a charge equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the remaining 325,000 options which are deemed to have been repriced through the earlier of (i) the exercise of these options or (ii) the expiration of these options in the second quarter of 2008.

In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee, and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the indemnity agreement and has determined that the fair value of this obligation is immaterial at September 30, 2004.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

Under the terms of its directors’ and officers’ insurance policy, the Company was entitled to reimbursement of certain legal costs incurred in connection with the litigation described above. In October 2004, the Company received $306,000 which will be recognized as an offset to general and administrative expense in the fourth quarter of 2004.

7. Commitments and Contingencies

The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Agreements

Since inception, the Company has incurred approximately $950,000 in initial licensing fees and milestone payments to Harvard University and its affiliated hospitals (“Harvard and its Affiliates”). Under the terms of these licensing agreements with Harvard and its Affiliates, the Company may become obligated to pay up to an aggregate of $7,320,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an New Drug Application or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

Contingencies

The Company is subject to legal proceedings in the normal course of business. Management believes that the resolution of these proceedings will not have a material adverse effect on the consolidated financial statements.

The Company has received notice from Rodman & Renshaw claiming that they are entitled to a cash payment of approximately $452,000 and warrants to purchase 361,000 shares of common stock for services that Rodman & Renshaw believes it provided in connection with the Company’s private placement completed in December 2003. The Company has responded to Rodman & Renshaw, advising them that there was no legal or equitable basis for the payment of compensation to Rodman & Renshaw in connection with the private placement. Management believes that the resolution of this matter will not have a material adverse effect on the consolidated financial statements.

Guarantor Arrangements

As permitted under Delaware law, the Company has entered into agreements whereby the Company indemnifies its executive officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period shall continue while a person serves as an officer or director, and shall continue thereafter so long as any indemnitee shall be subject to any possible legal or other action related to their service as an officer or director. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal. As described in footnote 6, on June 15, 2004, the Company funded an indemnity trust for the benefit of Mr. Hillson in the amount of $100,000.

The Company enters into arrangements with certain service providers to perform research, development, and clinical services for the Company. Under the terms of these arrangements, such service providers may use the Company’s technologies in performing their services. The Company enters into standard indemnification agreements with those service providers, whereby the Company indemnifies them for any liability associated with their use of the Company’s technologies. The maximum potential amount of future payments the Company would be required to make under these indemnification agreements is unlimited; however, the Company has product liability and general liability policies that the Company believes would enable the Company to recover a portion of any amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is immaterial.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements (Unaudited)

8. Recent Accounting Pronouncement

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-01 had no impact on the Company’s financial position or operating results.

9. Subsequent Events

In October 2004, the Company made cash dividend payments totaling $202,000 to the holders of outstanding Series E Stock.

In November 2004, the Company prepaid the outstanding principal plus accrued interest on the 10% Convertible Senior Secured Convertible Promissory Notes held by Ingalls & Snyder Value Partners, L.P. (the “Notes”) in the amount of $4,543,856 and obtained a release from the letter of credit collateralizing the Notes. The payment was made with funds previously set aside in a restricted account to collateralize the Notes. As part of this transaction, the Company has agreed to lower the exercise price of warrants to purchase 500,000 shares of the Company’s common stock presently held by Ingalls & Snyder Value Partners, L.P. from $2.16 to $1.00 per share, and will record a charge in the fourth quarter in connection with this re-pricing.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not based on historical fact may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding expectations or beliefs as to future results or events, such as the expected timing and results of clinical trials, discussions with regulatory agencies, schedules of Investigational New Drug applications, or INDs, New Drug Applications, or NDAs, and all other regulatory submissions, the timing of product introductions, the possible approval of products (including the ultimate approvability of ALTROPANE®), and the market size and possible advantages of our products. All such forward-looking statements involve substantial risks and uncertainties, and actual results may vary materially from these statements. Factors that may affect future results include: the availability and adequacy of financial resources, delays in the regulatory or development processes, results from clinical and pre-clinical trials, regulatory decisions (including the discretion of the Food and Drug Administration, or FDA or Agency, following completion of a single, pivotal Phase III trial to require us to conduct additional clinical trials in order to achieve approvability of ALTROPANE), market acceptance of our products, the ability to obtain intellectual property protection, the outcome of discussions with potential partners and other possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2003. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. We undertake no intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

General

Description of Company

We are a biotechnology company primarily focused on the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases. At September 30, 2004, we are considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of September 30, 2004, we have experienced total net losses since inception of approximately $104 million. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows as management executes our current business plan. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2004 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2004, and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through December 31, 2004. We will need to raise additional capital in the immediate future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings in order to continue as a going concern. We are currently evaluating alternatives for raising additional capital, however, there can be no assurance that we will be successful or that additional funds will be available on acceptable terms, if it all. The financial statements do not include any adjustments as a result of this uncertainty. As of September 30, 2004, we had $4,350,500 in principal of 10% Convertible Senior Secured Promissory Notes, or Notes, that were due in June 2005. The Notes were secured by a first priority security interest and continuing lien on all of our current and after acquired property. In accordance with the terms of our Series E Cumulative Convertible Preferred Stock (“Series E Stock”) agreements, we secured a release of the security interest and continuing lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of all remaining principal and interest payments on the Notes through maturity. As required under the terms of the letter of credit, we had set aside $5,103,990 in a segregated account to collateralize the $4,785,550 amount of the letter of credit. In November 2004, we prepaid the outstanding principal plus accrued interest on the Notes in the amount of $4,543,856 and obtained a release from the letter of credit collateralizing the Notes. The payment was made with funds previously set aside in a restricted account to collateralize the Notes. As part of this transaction, we agreed to lower the exercise price of warrants to purchase 500,000 shares of our common stock presently held by Ingalls & Snyder Value Partners, L.P. from $2.16 to $1.00 per share, and will record a charge in the fourth quarter in connection with this re-pricing.

On October 28, 2004, Marc E. Lanser and Robert L. Gipson resigned from the Company’s Board of Directors. Mr. Lanser will remain as President and Chief Scientific Officer of the Company. The Board of Directors presently consists of Peter G. Savas, Robert Langer, Michael J. Mullen, and John T. Preston.

Effective November 1, 2004, the Company hired Mark Pykett as Executive Vice President and Chief Operating Officer.

Product Development

          ALTROPANE is an imaging agent being developed for the differential diagnosis of Parkinsonian Syndromes, or PS (including Parkinson’s Disease, or PD), and non-Parkinsonian Syndromes in patients with tremor, and Attention Deficit Hyperactivity Disorder, or ADHD. We completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from non-PS movement disorders. In April 2004, we announced that we had reached an agreement with the FDA regarding our protocol design for a second Phase III clinical trial of ALTROPANE for the differentiation of Parkinsonian tremors from tremors due to other, non-Parkinsonian causes. This written agreement represents the culmination of a number of teleconferences, meetings and protocol revisions occurring over an eight-month period in which we and the FDA refined the study design for this single, pivotal trial. The resulting agreement sets forth the precise design and statistical plan outlined in the approved protocol. This Phase III study will enroll at least 500 subjects (250 with Parkinsonian tremor and 250 with non-Parkinsonian tremor) in up to 25 centers in the U.S., most of which are university-based. Subjects suspected of having tremor will be referred to a neurology clinic for enrollment in the study. Upon diagnosis of Parkinsonian or non-Parkinsonian tremor by the subjects’ internist or general practitioner, the subjects will be administered ALTROPANE and a SPECT image will be obtained. Subsequent to SPECT scanning, the subject will be evaluated and diagnosed by a Movement Disorders Specialist, or MDS. Throughout the two-day period of evaluation, the subjects will be monitored for safety. Upon completion of the study, various analyses of the data will be conducted. Primary analyses will comprise assessments of the sensitivity and specificity of the ALTROPANE SPECT procedure versus the diagnosis of an internist or general practitioner. The primary endpoint of the study is to demonstrate statistically significant superiority of the ALTROPANE scan diagnosis compared to that of an internist or general practitioner, using the diagnosis of an MDS as the “gold standard.” Because we have elected to pursue this single, large Phase III trial, rather than two smaller, replicate trials, we have designed the trial to achieve a high level of statistical significance and expect that the FDA will require a high level of statistical significance in order for ALTROPANE to be considered for approval.

Patient enrollment for this second Phase III trial is ongoing and we currently expect to complete this trial for ALTROPANE by the first half of 2006. We believe that, if the endpoints are met and no significant safety concerns or protocol deviations occur, this Phase III trial could provide the basis for an NDA submission and ultimate approval of ALTROPANE. We hope to submit an NDA for ALTROPANE for use in distinguishing Parkinsonian from non-Parkinsonian Syndromes in patients with tremor within six months of the trial’s successful completion.

We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using a simplified scanning procedure and algorithm adjustments. Patient enrollment in this trial has been constrained by our limited financial resources. We do not expect to be able to accelerate enrollment in this trial until such time as we raise sufficient additional capital. If we obtain successful results in this trial, we expect to then proceed to a Phase III clinical trial.

Inosine is a nerve growth factor which specifically promotes axon outgrowth in CNS cells. On July 26, 2004, we announced that we had filed an IND application with the FDA for the use of Inosine to enhance motor function recovery after stroke. The IND includes a proposed protocol for a human Phase I trial to test the safety of Inosine administered to stroke patients for 28 days by continuous infusion into one of the fluid compartments of the brain (intracerebral ventricle or ICV). Pre-clinical efficacy and safety animal testing has shown that Inosine, when administered in this manner, is safe, well-tolerated, and highly effective in promoting motor function recovery after experimentally-induced strokes in rats. The results of these efficacy studies, as well as studies demonstrating compensatory axon growth in experimental spinal cord injury in animals, have been published in numerous prestigious scientific journals during the last few years. We believe that Inosine is the first in a class of small molecule (nonpeptide) axonal growth factors to enter commercial clinical development for this indication.

The proposed Phase I trial has been designed to enroll 27 moderate to severe stroke patients in up to three academic stroke centers in the greater Boston, Massachusetts area. The protocol calls for a dose-escalation of Inosine to be given to three groups of stroke patients (nine patients in each dose group). The highest dose proposed to be given will be the estimated human equivalent of the effective dose given to rats. All patients will be maintained on their initial dose of Inosine for the full 28-day study period. Inosine will be administered via an implantable subcutaneous pump and ICV catheter system that potentially allows the patient to leave the hospital at the same approximate time that they otherwise would have after such a stroke. In addition to safety monitoring, efficacy monitoring will also be performed, but the small number of patients and the short duration of treatment will probably preclude statistically valid efficacy conclusions to be drawn. It is expected that formal efficacy testing will be the purpose of a Phase II trial, which we expect to follow the Phase I trial if there are no significant safety concerns raised by the Phase I trial.

On September 14, 2004, we announced that we had received a written response to our Inosine IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology/toxicology data by us. We have submitted a letter to the FDA stating our intention to perform this additional work and requesting confirmation that the submission of these data will be sufficient to remove the clinical hold and to initiate the Phase I study. On September 27, 2004, we held a teleconference call with the FDA to clarify the Agency’s requests for additional data. The FDA advised us to conduct the reprocessing of brain tissue samples and specialized histological staining of the brain sections and to submit these data for their review. We do not expect additional tissue analyses to yield evidence of toxicity, but there can be no assurance that such will be the case. We hope to file a complete response to the clinical hold letter as an IND amendment by the end of 2004. We expect that the FDA will finalize their review of the data within 30 days of receipt of our complete response to the clinical hold letter. We believe that if there are no further questions or comments by the Agency after their review, our Phase I study will be taken off clinical hold and we will be given clearance to proceed with our Phase I trial. We caution that there is no assurance that we will be taken off clinical hold and the FDA may have further questions or concerns that will require, among other things, an additional response or preclinical studies to be preformed prior to initiating the Phase I trial.

Our earlier stage product candidates include Troponin I, our anti-angiogenic agent under development as a potential treatment for cancer, FLUORATEC™, a “second-generation” imaging agent for the diagnosis of PD and ADHD, and compounds for the treatment of PD and other central nervous system disorders.

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

Program	3rd Quarter 2004 (1)	Year to date	Cumulative
Diagnostic imaging	$189,000	$571,000	$16,548,000
Anti-angiogenesis	100,000	286,000	13,317,000
CNS regeneration	992,000	3,067,000	8,527,000
Other	$—	$170,000	$937,000

(1)	three months ended September 30, 2004

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there is generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials, and the duration of development. We currently expect to complete our second Phase III clinical trial for ALTROPANE by the first half of 2006 and estimate that it will cost approximately $5.6 million more to complete. However, there can be no assurance that it will not take longer and/or cost more to complete the current Phase III trial.

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

Research Contracts

We regularly enter into contracts with third parties to perform research and development activities in connection with our scientific technologies. Costs incurred under these contracts are recognized ratably over the term of the contract which we believe corresponds to the manner in which the work is performed. Clinical trial, contract services and other outside costs require that we make estimates of the costs incurred in a given accounting period and record accruals at period end as the third party service periods and billing terms do not always coincide with our period end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract, where applicable.

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

We have, at certain times, issued preferred stock and notes, which were convertible into common stock at a discount from the common stock market price at the date of issuance. The discounted amount associated with such conversion rights represents an incremental yield, or “beneficial conversion feature” that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

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

Results of Operations

Three Months Ended September 30, 2004 and 2003

Our net loss was $2,550,262 during the three months ended September 30, 2004 as compared with $2,017,706 during the three months ended September 30, 2003. Our net loss attributable to common stockholders totaled $0.08 per share for the 2004 period as compared to $0.06 per share for the 2003 period. The increase in net loss in the 2004 period was primarily due to higher research and development expenses, partially offset by lower general and administrative expenses. The higher net loss attributable to common stockholders on a per share basis in the 2004 period was due to an increase in our net loss.

Research and development expenses were $1,763,194 during the three months ended September 30, 2004 as compared with $1,123,895 during the three months ended September 30, 2003. The increase in the 2004 period was primarily attributable to higher pre-clinical costs for Inosine of approximately $439,000 associated with certain animal toxicology studies and higher clinical trial costs for ALTROPANE of approximately $149,000 related to the initiation of our new Phase III trial. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our new Phase III trial of ALTROPANE although these increases may be offset, in part, by the absence of costs associated with the completion of the pre-clinical program for Inosine. Our current working capital constraints, and the results of our efforts to raise additional funds, are expected to limit or significantly alter our planned expenditures.

General and administrative expenses were $611,074 during the three months ended September 30, 2004 as compared with $774,231 during the three months ended September 30, 2003. The decrease in the 2004 period was primarily related to lower payroll costs of $70,000 due to lower headcount and lower non-cash consulting and compensation charges of approximately $40,000. We currently anticipate that our general and administrative expenses will increase over the next twelve months due to the hiring of a Chief Executive Officer in September 2004 and a Chief Operating Officer in November 2004.

Interest expense was $208,868 during the three months ended September 30, 2004 as compared with $176,340 during the three months ended September 30, 2003. The increase in the 2004 period was primarily related to higher non-cash interest expense related to the amortization of the discounted carrying value of the Notes resulting from the beneficial conversion features recorded in fiscal 2003. In connection with our March 2003 private placement, the conversion price of the Notes was reduced to $1.00 per share in accordance with the anti-dilution provisions of the Notes creating beneficial conversion features of approximately $368,000. In June 2003, we issued $207,167 in principal amount of Notes for interest accrued through June 1, 2003. The $207,167 Note was issued with a conversion price of $1.00 which was below the market price of the common stock at the date of issuance resulting in a beneficial conversion feature of approximately $190,000. Beneficial conversion features are recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. During the 2004 period, we incurred approximately $109,000 in interest payable in cash on the 10% coupon on the Notes, $91,000 in non-cash interest associated with the amortization of the discounted carrying value of the Notes and $9,000 in amortization of debt issuance costs. During the 2004 period, the Notes bore an effective interest rate of 18% based on the fair value of the Notes. We currently anticipate that our interest expense will decrease over the next twelve months due to the prepayment of the Notes in November 2004.

Investment income was $32,874 during the three months ended September 30, 2004 as compared with $56,760 during the three months ended September 30, 2003. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2004 period.

Accrual of preferred stock dividends was $111,431 during the three months ended September 30, 2004 as compared with none during the three months ended September 30, 2003. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yields a cumulative dividend of 4% per annum. The dividend rate will increase to 8% in June 2005.

Nine Months Ended September 30, 2004 and 2003

Our net loss was $9,300,686 during the nine months ended September 30, 2004 as compared with $6,272,661 during the nine months ended September 30, 2003. Our net loss attributable to common stockholders totaled $0.29 per share for the 2004 period as compared to $0.21 per share for the 2003 period. The increase in net loss in the 2004 period was primarily due to higher research and development expenses and, to a lesser degree, higher general and administrative expenses. The higher net loss attributable to common stockholders on a per share basis in the 2004 period was primarily due to an increase in our net loss, partially offset by an increase in weighted average shares outstanding of approximately 4.0 million shares. The increase in weighted average shares outstanding resulted primarily from the issuance of 10,000,000 shares in a private placement of common stock in March 2003 and the issuance of 1,909,600 shares resulting from the conversion of 238.70 shares of Series E Stock in the 2004 period.

Research and development expenses were $5,448,467 during the nine months ended September 30, 2004 as compared with $3,484,460 during the nine months ended September 30, 2003. The increase in the 2004 period was primarily attributable to higher pre-clinical costs for Inosine of approximately $2,007,000 associated with certain animal toxicology studies and higher licensing fees of approximately $200,000. This increase was partially offset by lower payroll costs in the 2004 period of approximately $170,000 due to lower headcount.

General and administrative expenses were $3,350,948 during the nine months ended September 30, 2004 as compared with $2,629,747 during the nine months ended September 30, 2003. The increase in the 2004 period was primarily related to higher legal and consulting expenses of approximately $1,271,000 largely associated with a settlement and standstill agreement, or Settlement Agreement, we entered into on June 15, 2004 with Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls & Snyder Value Partners, L.P. Under the terms of the Settlement Agreement, we paid $300,000 to Ingalls & Snyder, LLC as reimbursement for certain expenses and approximately $278,000 in connection with consulting and separation agreements with our former Chairman of the Board of Directors. We also incurred higher corporate legal expenses of approximately $406,000 primarily in connection with the Settlement Agreement, including related litigation filed prior to execution of the Settlement Agreement. This increase was partially offset by lower payroll costs in the 2004 period of approximately $282,000 due to lower headcount and lower patent-related legal fees of approximately $177,000.

Interest expense was $626,604 during the nine months ended September 30, 2004 as compared with $493,628 during the nine months ended September 30, 2003. The increase in the 2004 period was primarily related to higher non-cash interest expense related to the amortization of the discounted carrying value of the Notes resulting from the beneficial conversion features recorded in fiscal 2003. During the 2004 period, we incurred approximately $326,000 in interest payable in cash on the 10% coupon on the Notes, $274,000 in non-cash interest associated with the amortization of the discounted carrying value of the Notes and $27,000 in amortization of debt issuance costs. During the 2004 period, the Notes bore an effective interest rate of 18% based on the fair value of the Notes.

Investment income was $125,333 during the nine months ended September 30, 2004 as compared with $335,174 during the nine months ended September 30, 2003. The decrease was primarily due to lower realized gains of approximately $134,000 and lower average cash, cash equivalent, and marketable securities balances during the 2004 period.

Accrual of preferred stock dividends was $371,022 during the nine months ended September 30, 2004 as compared with none during the nine months ended September 30, 2003.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $8,232,077 during the nine months ended September 30, 2004 as compared with $5,858,617 during the nine months ended September 30, 2003. The increase in 2004 is primarily related to higher research and development expenses and higher general and administrative expenses in the 2004 period. Net cash provided by investing activities totaled $2,181,248 during the nine months ended September 30, 2004 as compared to net cash used for investing activities of $3,247,798 during the nine months ended September 30, 2003. The difference in investing activities principally reflects the purchase of marketable securities with the proceeds from the private placements, described below, completed by us in 2003, net of the sales of marketable securities which were subsequently used to fund operations. Net cash used for financing activities was $20,168 during the nine months ended September 30, 2004 as compared with net cash provided by financing activities of $9,908,772 during the nine months ended September 30, 2003. The difference in financing activities principally reflects the effect of the private placements, described below, completed by us in 2003.

As of September 30, 2004, we had incurred total net losses since inception of approximately $104 million. To date, we have dedicated most of our financial resources to the research and development of our product candidates, preclinical compounds, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended September 30, 2004 is as follows:

Date	Net Proceeds Raised	Securities Issued
December 2003	$ 7.0 million	Convertible preferred stock and warrants
March 2003	$ 9.9 million	Common stock
July 2002	$ 3.9 million	Convertible 10% senior secured promissory notes and warrants
March 2002	$ 2.8 million	Common stock and warrants

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

At September 30, 2004, we had available cash, cash equivalents, and marketable securities of approximately $2.5 million and working capital of approximately $0.7 million. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2004 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2004, and our ability to control certain costs including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through December 31, 2004. We will need to raise additional capital in the future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings. We are currently evaluating alternatives for raising additional capital, however, there can be no assurance that we will be successful or that additional funds will be available on acceptable terms, if at all. The financial statements do not include any adjustments as a result of this uncertainty. In addition, as of September 30, 2004 we had approximately $5.1 million in a segregated account to collateralize the $4,785,550 amount of the letter of credit with respect to the Notes which were due in June 2005. These segregated funds are not included in the available cash, cash equivalents, and marketable securities and working capital amounts referenced above and are not available for general corporate purposes. In November 2004, we prepaid the outstanding principal plus accrued interest on the Notes in the amount of $4,543,856 and obtained a release from the letter of credit collateralizing the Notes. The payment was made with funds previously set aside in a restricted account to collateralize the Notes. The remaining balance classified as restricted cash and marketable securities at September 30, 2004 of approximately $560,000 will now be available for working capital purposes.

We will need to raise additional capital in the immediate future through collaboration agreements with other pharmaceutical or biotechnology companies, debt financing and/or equity offerings in order to continue as a going concern. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all. Our common stock is traded on the NASDAQ SmallCap Market. Under NASDAQ Marketplace Rule 4310(c)(4), for continued inclusion in the NASDAQ SmallCap Market, we must maintain a minimum closing bid price of $1.00 per share of our common stock. On August 9, 2004, we received a letter from the NASDAQ Stock Market indicating that for 30 consecutive trading days the bid price for our common stock had closed below the $1.00 per share minimum. Pursuant to applicable NASDAQ Marketplace Rules, we have been provided a 180 day grace period until February 7, 2005 to regain compliance by having the bid price of our common stock close at $1.00 per share or more for a minimum of 10 consecutive business days. Under the current NASDAQ rules, if our stock price does not satisfy the $1.00 per share minimum bid price requirement by February 7, 2005, we may also be granted an additional 180 day grace period to regain compliance if we satisfy the other required initial listing criteria under NASDAQ Marketplace Rule 4310(c). Thereafter, if we have not regained compliance within the second 180 day compliance period, but satisfy NASDAQ’s initial listing criteria, we may be afforded an additional compliance period, up to our next shareholder meeting, provided we commit to take certain actions as set forth in the applicable NASDAQ Marketplace Rules. If we are unable to regain compliance with NASDAQ Marketplace Rule 4310(c)(4) within the time periods provided under the applicable NASDAQ Marketplace Rules, or we fail to meet the other financial conditions under the NASDAQ Marketplace Rules, our common stock could be delisted from the NASDAQ SmallCap Market. NASDAQ delisting could, among other things, make it more difficult for us to raise capital. In addition, we have certain covenants with the purchasers of our Series E Stock that may limit our ability to engage in certain types of financings in the future.

In July 2002, we entered into agreements pursuant to which we issued $4.0 million in principal amount of Notes to a single institutional investor in a private placement. The Notes were due in June 2005 and bear interest at 10% per annum, payable semi-annually on June 1 and December 1. Under the terms of the Notes, we could elect to pay interest on the Notes in either cash or, subject to certain limitations, additional Notes on the same terms. We elected to pay the interest due on December 1, 2002 and June 1, 2003 in additional Notes in the amounts of $143,333 and $207,167, respectively. In December 2003 and June 2004, we elected to make payments of $217,525 for interest due on December 1, 2003 and June 1, 2004. Among other adjustments, unless the investor consented otherwise, if we issued equity securities in the future for consideration per share of common stock less than the then applicable conversion price of the Notes, the conversion price of the Notes would be reduced to equal that lower price. The Notes were convertible into common stock at a conversion price of $1.00 per share. The Notes were secured by a first priority security interest and continuing lien on all current and after acquired property of ours. As a condition of our December 2003 private placement of Series E Stock and warrants, we agreed to exercise our right to obtain a release of the security interest and continuing lien on our property that secured our outstanding Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the Notes through maturity. On June 15, 2004, we secured a release of the lien on our property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of $4,785,550. As required under the terms of the letter of credit, we had set aside sufficient funds in a segregated account to collateralize the amount of the letter of credit. In November 2004, we prepaid the outstanding principal plus accrued interest on the Notes in the amount of $4,543,856 and obtained a release from the letter of credit collateralizing the Notes. The payment was made with funds previously set aside in a restricted account to collateralize the Notes.

Contractual Obligations and Commitments

Research and development commitments consist of contractual obligations with third parties, as well as the estimated costs of approximately $5.6 million more to complete our current Phase III clinical trial for ALTROPANE. Operating lease commitments consist of noncancelable leases for office and laboratory space. Our current corporate office lease expires in 2012 and contains provisions whereby we can sublet all or part of the space and fully retain any sublease income generated. We also lease laboratory space that expires in May 2006.

As of September 30, 2004, our debt obligations related to the outstanding principal on our Notes which were due in June 2005. In November 2004, we prepaid the outstanding principal plus accrued interest on the Notes in the amount of $4,543,856. As of September 30, 2004, approximate future minimum commitments under the above leases and other contractual obligations, as well as the estimated costs of approximately $5.6 million more to complete our current Phase III clinical trial for ALTROPANE, are as follows:

Year Ended December 31,	Research and Development	Operating Lease	Maturity Of Debt(1)
2004	$475,000	$83,000	—
2005	5,777,000	335,000	$4,350,500
2006	20,000	296,000	—
2007	—	277,000	—
2008	—	285,000	—
Thereafter	—	1,019,000	—

	$6,272,000	$2,295,000	$4,350,500

(1)	In November 2004, we prepaid the outstanding principal plus accrued interest on the Notes in the amount of $4,543,856.

Our Series E Stock includes a dividend obligation of 4% through June 2005, increasing to 8% thereafter. Generally, we may elect to pay the dividend in cash or in shares of our common stock. In October 2004, we made cash dividend payments totaling $202,000 to the holders of outstanding Series E Stock. We have reserved a sufficient number of shares to pay the dividends payable in October 2005 in shares of our common stock.

Recent Accounting Pronouncement

In March 2004, the EITF reached a consensus on EITF No. 03-01, “The Meaning of Other-Than Temporary Impairment and its Application to Certain Investments.” EITF No. 03-01 addresses disclosures about unrealized losses on available-for-sale debt and equity securities and the evaluation of other-than temporary impairment related to securities accounted for under FASB Statements No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The provisions of EITF No. 03-01 are effective for other-than temporary impairment evaluations and disclosures in fiscal periods beginning after June 15, 2004. The adoption of EITF No. 03-01 had no impact on our financial position or operating results.

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4 – Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act) as of September 30, 2004. In designing and evaluating our disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2004, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in our reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

No change in our internal control over financial reporting (as defined in Rules 13a 15(f) and 15d 15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual meeting of stockholders was held on July 30, 2004. The holders of more than a majority of the shares entitled to vote were represented at the meeting in person or by proxy, constituting a quorum. At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative (“withheld”) votes set forth below each matter.

1. To consider and act upon a proposal to elect five directors for a term ending at the next annual meeting and until each such director’s successor is duly elected and qualified:

	For	Withheld
Robert L. Gipson	27,282,930	567,042
Robert Langer, Sc.D.	27,129,188	720,684
Marc E. Lanser, M.D.	27,205,049	644,923
Michael J. Mullen, CPA	27,295,019	554,953
John T. Preston	27,305,469	554,503

2. To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase to 80,000,000 the number of shares of common stock authorized for issuance thereunder, an increase of 20,000,000 shares:

For	Against	Abstain
26,675,579	1,104,438	69,956

3. To approve an amendment to the Company’s 1998 Omnibus Stock Option Plan to increase to 6,100,000 the number of shares issuable upon the exercise of options granted thereunder, an increase of 2,000,000 shares:

For	Against	Abstain
11,278,781	1,289,870	147,451

ITEM 6: EXHIBITS.

31.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: November 15, 2004	/s/ PETER G. SAVAS
Peter G. Savas Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH P. HERNON
Joseph P. Hernon Executive Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)