Form 10-K/A
period 2004-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2005-05-03
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Boston Life Sciences, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2004 that was originally filed with the Securities and Exchange Commission on March 31, 2005 is being filed to provide additional information required by Items 10, 11, 12, 13 and 14 of Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements and other financial disclosure.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “could”, “may”, “estimates”, “will”, “anticipates”, “plans”, or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 31, 2005 with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Amendment No. 1 on Form 10-K/A and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. The forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

The Company’s Board of Directors (the “Board”) currently consists of four directors. Set forth below are the names of each member of our Board, their ages, the year in which each first became a director of our Company and their principal occupations and business experience during the past five years.

Name	Age	First Year Elected as a Director
Peter G. Savas	56	2004
Robert S. Langer, Jr., Sc.D. (1)(2)	56	2000
Michael J. Mullen, CPA (1)(2)	46	2004
John T. Preston (1)(2)	55	2004

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.

The principal occupations and qualifications of each nominee for director are as follows:

PETER G. SAVAS. Mr. Savas has been Chairman of the Board and Chief Executive Officer since September 2004. From September 2000 to March 2004, Mr. Savas served as Chief Executive Officer and President, and from April 2001 to March 2004 as Chairman of Aderis Pharmaceuticals, Inc., a biopharmaceutical company. From 1992 to 2000, Mr. Savas served as President of Unisyn, Inc., a contract manufacturer of biologics, and was also Chief Executive Officer from 1995 to 2000.

ROBERT S. LANGER, JR., SC.D. Dr. Langer has been a member of the Board since June 2000 and was Acting Chairman of the Board from June 2004 to September 2004. Dr. Langer is the Kenneth J. Germeshausen Professor of Chemical and Biomedical Engineering at the Massachusetts Institute of Technology (“MIT”). Mr. Langer serves on the boards of directors of Momenta Pharmaceuticals, Inc., a biotechnology company, Sontra Medical Corporation, a biotechnology company and Wyeth, a pharmaceutical company.

MICHAEL J. MULLEN, CPA. Mr. Mullen has been a member of the Board since June 2004. Mr. Mullen has been the Chief Financial Officer of JMH Capital, a private equity firm, since February 2003. From September 2000 to December 2002, Mr. Mullen was the Chief Financial Officer of Magellan Discovery Technologies, a private equity sponsored buyout firm. From March 1999 to September 2000, Mr. Mullen was the Chief Financial Officer and Director of Integration for the Analytical Instrument Strategic Business Unit of PerkinElmer Inc., a provider of scientific instruments, consumables and services.

JOHN T. PRESTON. Mr. Preston has been a member of the Board since June 2004. Mr. Preston has been President and Chief Executive Officer of Atomic Ordered Materials LLC since April 1999, and is also a Senior Lecturer at MIT. Mr. Preston serves on the board of directors of Clean Harbors, Inc., an environmental services and non-nuclear hazardous waste treatment company, and E-Z-EM, Inc., a biotechnology company.

Executive Officers

The following is a list of our executive officers and their principal positions. Each individual officer serves at the pleasure of the Board.

Name	Age	Position
Peter G. Savas	56	Chairman of the Board of Directors and Chief Executive Officer
Mark J. Pykett, V.M.D, Ph.D, MBA	41	President and Chief Operating Officer
Joseph P. Hernon, CPA	45	Chief Financial Officer and Secretary
Marc E. Lanser, M.D.	56	Chief Medical Officer

MARK J. PYKETT, V.M.D, Ph.D, MBA. Dr. Pykett was appointed President and Chief Operating Officer in February 2005. Dr. Pykett previously served as Executive Vice President and Chief Operating Officer when he joined us in November 2004. In 1996, Dr. Pykett founded Cytomatrix, LLC, a biotechnology company, and served as its President and Chief Executive Officer until 2003, when Cytomatrix merged with Cordlife, Pte. Ltd., a subsidiary of CyGenics, Ltd., a biotechnology company. Dr. Pykett served as President of Cordlife from 2003 to 2004, and as President and Director of CyGenics from 2004 until joining us.

JOSEPH P. HERNON, CPA. Mr. Hernon has been Chief Financial Officer since August 1996, and Secretary since 1998.

MARC E. LANSER, M.D. Dr. Lanser has been Chief Medical Officer since 1994. Prior to February 2005, Dr. Lanser had been President since October 2003. Prior to November 2004, Dr. Lanser had been Chief Operating Officer since October 2003. Prior to October 2004, Dr. Lanser had been a member of the Board since 1994. Prior to October 2003, Dr. Lanser had been Executive Vice President since 1994. From 1992 to 1994, Dr. Lanser was President and Chief Executive Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of the Company’s equity securities (“10% Holders”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% Holders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the Forms 3, 4 and 5 (and any amendments thereto) furnished to the Company and the representations made by the reporting persons to the Company, the Company believes that during fiscal 2004 each of its directors, officers and 10% Holders filed all of their respective reports pursuant to Section 16(a) on a timely basis except as described below. Each of Joseph P. Hernon and Marc E. Lanser failed to timely file a Form 4 with respect to the grant of stock options on January 5, 2004. Messrs. Hernon and Lanser filed such information on a Form 4 with the Securities and Exchange Commission on January 30, 2004. David Hillson failed to timely file a Form 4 with respect to the grant and disposition of stock options on May 27, 2004. Mr. Hillson filed such information on a Form 4 with the Securities and Exchange Commission on June 15, 2004. Robert L. Gipson failed to timely file a Form 4 with respect to the 10% Convertible Senior Secured Promissory Notes (the “Notes”) in the principal amount of $207,167 issued to Ingalls and Snyder Value Partners, L.P. (“ISVP”) in connection with a June 2003 interest payment due to ISVP. Mr. Gipson filed such information on a Form 4 with the Securities and Exchange Commission on November 15, 2004.

Audit Committee

The Audit Committee of our Board currently consists of Messrs. Langer, Mullen and Preston. The Board has determined that each of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Board has also determined that Mr. Mullen is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.

Code of Ethics

We have adopted a Code of Ethics that applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our Internet Web site at www.bostonlifesciences.com under the heading “Investor Relations.” We intend to make all required disclosures concerning any amendments to, or waivers from, our Code of Ethics on our Internet Web site.

ITEM 11. EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth information concerning compensation during the years ended December 31, 2004, 2003 and 2002 for services in all capacities awarded to, earned by or paid to each person who served as our Chief Executive Officer at any time during 2004, each other of our executive officers as of December 31, 2004 and certain individuals who served as executive officers during a part of 2004, whose aggregate cash compensation exceeded $100,000 at the end of 2004 (collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation						Long Term Compensation Awards — Common Stock Underlying Options
Name and Principal Position	Year	Salary		Bonus	Other Compensation (5)
Peter G. Savas(1) Chairman of the Board and Chief Executive Officer	2004		$116,667	$29,167		—	400,000

Mark J. Pykett, V.M.D, Ph.D, MBA (2) President and Chief Operating Officer	2004		$16,667	$4,167		—	100,000

Marc E. Lanser, M.D. (3) Chief Medical Officer	2004 2003 2002	$ $ $	308,000 278,250 265,000	$38,491 52,825 —		— — —	40,000 20,000 —

Joseph P. Hernon, CPA (4) Chief Financial Officer and Secretary	2004 2003 2002	$ $ $	242,550 220,500 210,000	$32,680 37,050 —	$ $ $	6,198 2,117 2,851	20,000 15,000 —

(1)	On September 8, 2004, Mr. Savas joined the Company as Chairman of the Board and Chief Executive Officer. Mr. Savas’ annual base salary for 2004 was $350,000. Mr. Savas’ 2004 bonus was paid in March 2005.
(2)	On November 1, 2004, Dr. Pykett joined the Company as Executive Vice President and Chief Operating Officer and on February 3, 2005 was appointed President and remained Chief Operating Officer. Dr. Pykett’s annual base salary for 2004 was $275,000. Dr. Pykett’s 2004 bonus was paid in March 2005.
(3)	Dr. Lanser previously served as President and Chief Operating Officer from October 2003 to November 2004 and from November 1994 to October 2003 served as Executive Vice President and Chief Medical Officer. Dr. Lanser’s 2004 bonus was paid in February 2004.
(4)	Mr. Hernon’s 2004 bonus was paid in February 2004.
(5)	Other Compensation paid to Mr. Hernon consists of Company matching contributions to his 401(k) account.

Stock Option Information

The following table sets forth, for each of the Named Executive Officers, information concerning the grant of options to such persons in fiscal 2004.

Name	Number of Securities Underlying Options Granted	% of Total Options Granted to Employees In Fiscal Year (1)	Exercise or Base Price Per Share (2)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Appreciation For Option Term (3)
					5%	10%
Peter G. Savas	400,000	52.0%	$3.75	9/9/2014	$943,342	$2,390,614
Mark J. Pykett, V.M.D, Ph.D, MBA	100,000	13.0%	$3.75	11/17/2014	$235,835	$597,653
Marc E. Lanser, M.D.	40,000	5.2%	$6.45	1/4/2014	$162,255	$411,186
Joseph P. Hernon, CPA	20,000	2.6%	$6.45	1/4/2014	$81,127	$205,593

(1)	Calculated based on an aggregate of 769,400 options granted to employees and directors in fiscal 2004.
(2)	The exercise price for each option was equal to the fair market value of our Common Stock on the date of grant.
(3)	Potential realizable value is based on the assumed annual growth rates listed, compounded annually for the ten-year option term. The dollar amounts set forth under this heading are the results of calculations at the 5% and 10% assumed rates established by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, of the value of our Common Stock.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth, for each of the Named Executive Officers, certain information concerning the value realized upon the exercise of options in fiscal 2004 and the value of unexercised options at December 31, 2004.

Name	Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-the-Money Options at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Peter G. Savas	—	—	118,750	281,250	—	—
Mark J. Pykett, V.M.D, Ph.D, MBA	—	—	26,563	73,437	—	—
Marc E. Lanser, M.D.	—	—	178,814	25,000	—	—
Joseph P. Hernon, CPA	—	—	107,023	13,750	—	—

(1)	The fair market value of “in-the-money” options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for our Common Stock on the NASDAQ Stock Market of $2.85 on December 31, 2004, multiplied by the number of shares subject to options held.

Employment Contracts

The Company expects to enter into employment agreements with key employees at the discretion of the Company’s Board of Directors.

Mr. Savas. Presently receives a base salary of $350,000 per year plus other benefits. In addition, on September 10, 2004, Mr. Savas was granted an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $3.75 per share, of which 25% immediately vested and the remaining 75% will vest in equal monthly installments over four years, subject to accelerated vesting if certain performance goals are achieved. In addition, on March 11, 2005, Mr. Savas was granted an option to purchase 200,000 shares of the Company’s common stock at an exercise price of $2.31 per share, of which 33% immediately vested and the remaining 67% will vest in equal monthly installments over three years.

Dr. Pykett. Dr. Pykett presently receives a base salary of $275,000 per year plus other benefits. In addition, on November 18, 2004 and February 4, 2005, Dr. Pykett was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $3.75 per share, of which 25% immediately vested and the remaining 75% will vest in equal monthly installments over four years, subject to accelerated vesting if certain performance goals are achieved. In addition, on March 11, 2005, Dr. Pykett was granted an option to purchase 100,000 shares of the Company’s common stock at an exercise price of $2.31 per share, of which 33% immediately vested and the remaining 67% will vest in equal monthly installments over three years.

Dr. Lanser. In June 2004, Dr. Lanser entered into an employment agreement with the Company. Dr. Lanser’s employment agreement is effective for a term of one year, provides for an annual base salary of $308,000 plus other benefits and includes confidentiality and non-competition provisions. If the Company terminates Dr. Lanser’s employment for reasons other than cause or Dr. Lanser resigns for any reason, Dr. Lanser is entitled to receive nine months of base salary continuation, payable in accordance with the regular payroll practices of the Company. In addition, on March 11, 2005, Dr. Lanser was granted an option to purchase 175,605 shares of our Common Stock at an exercise price of $2.31 per share, of which 33% immediately vested and the remaining 67% will vest in equal monthly installments over three years. Also on March 11, 2005, the Company agreed to the cancellation of options to purchase 186,814 shares of our Common Stock held by Dr. Lanser.

Mr. Hernon. Mr. Hernon presently receives a base salary of $242,550 per year plus other benefits. In addition, on March 11, 2005, Mr. Hernon was granted an option to purchase 133,527 shares of the Company’s common stock at an exercise price of $2.31 per share, of which 33% immediately vested and the remaining 67% will vest in equal monthly installments over three years. Also on March 11, 2005, the Company agreed to the cancellation of options to purchase 120,773 shares of the Company’s common stock held by Mr. Hernon.

Compensation of Directors

Each non-employee director is entitled to receive an annual retainer, a fee for each meeting of the Board attended, and a fee for each Committee meeting attended. The annual retainer is presently $20,000. Directors receive a fee for each Board or Committee meeting attended, whether in-person or telephonically. Fees paid for each meeting range from $500 to $2,000 depending upon the length of the meeting. Director compensation in 2004 totaled $20,334, $17,834, and $17,834 for Messrs. Langer, Mullen and Preston, respectively. Dr. Langer also served on the Company’s Scientific Advisory Board through June 30, 2004 pursuant to which the Company paid Dr. Langer consulting fees totaling $26,250. This agreement was terminated upon the Dr. Langer’s appointment to the Audit Committee.

The Company also provides reimbursement to directors for reasonable and necessary expenses incurred in connection with attendance at meetings of the Board and other Company business.

Effective May 30, 2004, each new non-employee director is automatically granted an option to purchase 5,000 (on a post 1-for-5 reverse stock split basis) shares of our Common Stock (“New Director Options”) upon initial election or appointment (the “Automatic Grant Date”). The exercise price of any New Director Options granted shall equal the fair market value of shares of our Common Stock subject thereto on the Automatic Grant Date. Subject to provisions regarding expiration and termination of options, New Director Options become exercisable as to 50% of the shares of our Common Stock subject thereto on the Automatic Grant Date and become exercisable as to an additional 25% of the shares of our Common Stock issuable upon exercise thereof on each of the first and second anniversaries of such Automatic Grant Date. New Director Options terminate ten years after the date of grant. Upon their election to the Board in June 2004, Messrs. Mullen and Preston were each granted options to purchase 5,000 shares of Common Stock under this policy with an exercise price of $5.00 per share.

Effective July 30, 2004, each non-employee director, including newly elected directors, is automatically granted an option to purchase 1,000 (on a post 1-for-5 reverse stock split basis) shares of our Common Stock (“Annual Director Options”), or such lesser amount calculated on a prorated basis according to the length of service in any given calendar year. The Annual Director Options are granted in the first quarter of the calendar year following the year of service (the “Annual Grant Date”). The exercise price of any Annual Director Options granted shall equal the fair market value of shares of our Common Stock subject thereto on the Annual Grant Date. Subject to provisions regarding expiration and termination of options, Annual Director Options become exercisable as to 50% of the shares of our Common Stock subject thereto on the Annual Grant Date and become exercisable as to an additional 25% of the shares of our Common Stock issuable upon exercise thereof on each of the first and second anniversaries of such Annual Grant Date. Annual Director Options terminate ten years after the date of grant.

Compensation Committee Interlocks And Insider Participation

The Compensation Committee of the Board during the last fiscal year was composed of Messrs. Preston, Mullen and Langer. No member of the Compensation Committee was at any time during 2004, or formerly, an officer or employee of the Company or any subsidiary of the Company. No executive officer of the Company has served as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of the other entity served as a director of or a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership

The following table sets forth information, as of April 15, 2005, regarding the beneficial ownership of our Common Stock by:

•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of the outstanding Common Stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission;

•	each of the Company’s directors;

•	each of the Company’s executive officers named in the Summary Compensation Table; and

•	all of the Company’s directors and executive officers as a group.

Unless otherwise indicated below, the address for each listed director and executive officer is c/o Boston Life Sciences, Inc., 20 Newbury Street, 5th Floor, Boston, MA 02116. Beneficial ownership shown is determined in accordance with the rules of the Securities and Exchange Commission and, as a result, includes voting and investment power with respect to shares.

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Certain Beneficial Owners of Common Stock:

Robert L. Gipson (3) c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	1,038,800	9.99%

Thomas L. Gipson (4) c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006	970,000	9.33%

Directors and Named Executive Officers:

Joseph P. Hernon, CPA Vice President, Chief Financial Officer and Secretary (5)	60,083	*
Robert S. Langer, Jr., Sc.D Director (6)	53,163	*
Marc E. Lanser, M.D. Chief Medical Officer (7)	105,294	1.01%
Michael J. Mullen, CPA Director (8)	16,473	*
John T. Preston Director (9)	16,273	*
Mark J. Pykett, V.M.D., Ph.D., MBA President and Chief Operating Officer (10)	104,514	1.00%
Peter G. Savas Chairman of the Board and Chief Executive Officer (11)	234,028	2.20%

All directors and executive officers as a group (7 persons) (12)	589,828	5.39%

*	Represents less than 1% of the outstanding shares.
(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.
(2)	Applicable percentage ownership for each holder is based on 10,390,490 shares of Common Stock outstanding on April 15, 2005, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder that will become exercisable within 60 days after April 15, 2005.
(3)	Information is based on a Schedule 13G/A (Amendment No. 8) dated March 8, 2005 as filed with the Securities and Exchange Commission. Robert L. Gipson beneficially owns 1,038,800 shares of Common Stock and has sole power to vote or direct the vote of 926,800 shares and sole power to dispose or direct the disposition of 926,800 shares. Mr. Gipson has shared power to power or direct the vote of 100,000 shares of Common Stock and shared power to dispose or direct the disposition of 112,000 shares of Common Stock. Shares reported under sole voting and sole dispositive power includes 10,000 shares of Common Stock issuable upon the exercise of a warrant held by Mr. Gipson. Mr. Gipson, a Senior Director of Ingalls & Snyder, LLC (“I&S”), is the general partner of ISVP and shares the power to vote such shares of Common Stock. Shares reported under shared voting and shared dispositive power include those held in brokerage accounts over which Mr. Gipson holds discretionary investment authority.

(4)	Information is based on a Schedule 13G dated March 8, 2005 as filed with the Securities and Exchange Commission. Thomas L. Gipson beneficially owns 970,000 shares of Common Stock and has sole power to vote or direct the vote of 970,000 shares and sole power to dispose or direct the disposition of 970,000 shares. Shares reported under sole voting and sole dispositive power includes 10,000 shares of Common Stock issuable upon the exercise of a warrant held by Mr. Gipson. Shares reported under sole voting and sole dispositive power include 200,000 shares owned by Mr. Gipson’s spouse as to which he disclaims beneficial ownership.
(5)	Consists of 51,927 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date.
(6)	Consists of 53,163 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date.
(7)	Consists of 85,874 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date.
(8)	Includes 16,273 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date and 200 shares of Common Stock held by a revocable trust of which Mr. Mullen is the trustee.
(9)	Consists of 16,273 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date.
(10)	Consists of 104,514 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date.
(11)	Consists of 234,028 shares of Common Stock issuable upon exercise of options that are or may be exercisable as of April 15, 2005 or 60 days after such date.
(12)	See footnotes 5 through 11.

Equity Compensation Plan Information

This table shows information about our Common Stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2004. As required by the Securities and Exchange Commission rules, we include in footnote (2) to this table a brief description of the material features of our option issuances that have not been approved by the Company’s stockholders.

Plan Category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	984,521	$11.63	590,828
Equity compensation plans not approved by security holders (2)	500,000	$3.75	—

Total	1,484,521	$9.00	590,828

(1)	Includes our:
•	Amended and Restated Omnibus Stock Option Plan;
•	1998 Omnibus Stock Option Plan; and
•	Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan.

(2)   On September 10, 2004, the Company granted Peter G. Savas an option to purchase shares of our Common Stock in connection with his joining the Company. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: 400,000 non-qualified stock options, ten-year duration, an exercise price of $3.75 per share, of which 25% immediately vested and the remaining 75% will vest in equal monthly installments over four years.

On November 18, 2004 the Company granted Mark J. Pykett an option to purchase shares of our Common Stock, in connection with his joining the Company. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: 100,000 non-qualified stock options, ten-year duration, an exercise price of $3.75 per share, of which 25% immediately vested and the remaining 75% will vest in equal monthly installments over four years.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For information relating to our employment contracts with our Named Executive Officers, see “ITEM 11. EXECUTIVE COMPENSATION —Employment Contracts”

S. David Hillson

In May 2004, S. David Hillson, the Company’s former Chairman of the Board, Chief Executive Officer and President, entered into a separation agreement with the Company, which was amended by a letter agreement in June 2004. Mr. Hillson’s separation agreement superceded his consulting and director agreement and provided for a lump sum payment of $187,500, which represented the balance of consulting fees due to Mr. Hillson under his consulting and director agreement with the Company, and a lump sum payment of $90,000 in recognition of Mr. Hillson’s contributions to the Company and loss of certain other benefits under his consulting and director agreement with the Company. Pursuant to the terms of the separation agreement, the Company granted Mr. Hillson an option to purchase 40,000 shares of Common Stock at an exercise price of $5.00 per share and cancelled options previously granted to Mr. Hillson to purchase 80,000 shares of Common Stock at exercise prices ranging from $18.125 per share to $39.0625 per share. The separation agreement further provided that all of Mr. Hillson’s remaining stock options were fully vested. The separation agreement required that Mr. Hillson continue to satisfy his obligations under the non-competition, confidentiality, invention assignment and non-solicitation provisions of his consulting and director agreement with the Company and that he release the Company from claims related to his position on the Company’s Board of Directors and his employment.

In connection with his retirement from the Company, Mr. Hillson, under the terms of his indemnity agreement, requested that the Company establish a trust to fund any indemnification amounts that may be owed to Mr. Hillson. On June 15, 2004, the Company entered into a directors and officers indemnification trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee, and the Company deposited a total of $100,000 with the trustee in order to fund any indemnification amounts owed to Mr. Hillson.

FlouroPharma, Inc.

FlouroPharma, Inc., is a start-up company that is seeking financing, and that plans to develop Positron Emission Tomography, or PET, imaging agents for the diagnosis of cardiac ischemia. The Company’s Chief Medical Officer, Marc Lanser, and Mr. Hillson have equity interests in FlouroPharma and Dr. Lanser is serving as a director and chief executive officer of FlouroPharma. FlouroPharma has granted the Company a right of first refusal in the event that FlouroPharma pursues a development and/or sublicensing arrangement with an established biotechnology or pharmaceutical company, subject to the Company meeting certain financial, liquidity and other conditions.

Settlement and Standstill Agreement

On June 15, 2004, the Company entered into a settlement and standstill agreement (the “Settlement Agreement”) with Robert L. Gipson, Thomas O. Boucher, Jr., I&S and ISVP (the “Investor Group”). Under the terms of the Settlement Agreement, the Company reconstituted its Board of Directors at five members, consisting of Marc E. Lanser, Robert S. Langer, Jr., John T. Preston, Robert L. Gipson and Michael J. Mullen. In order to facilitate the Settlement Agreement, Colin B. Bier and E. Christopher Palmer resigned from the Board as independent directors. Mr. Preston, Mr. Gipson and Mr. Mullen were elected to the Board. Peter G. Savas was appointed to the Board on September 13, 2004. Messrs. Gipson and Lanser resigned from the Board on October 28, 2004.

Pursuant to the Settlement Agreement, the Investor Group agreed to vote the shares over which it had voting power in favor of, and to use good faith efforts to cause its affiliates to so vote shares over which they had voting power, to re-elect the members of the Board of Directors at the 2004 Annual Meeting and to approve amendments to the Company’s Amended and Restated Certificate of Incorporation and the 1998 Omnibus Stock Option Plan to increase the number of shares of Common Stock authorized for issuance thereunder. Such amendments were approved at the 2004 Annual Meeting.

Pursuant to the Settlement Agreement, the Investor Group also agreed not to seek the removal of any of the directors prior to March 31, 2005 and entered into a mutual release of claims with the Company, Mr. Hillson and Dr. Lanser. On June 15, 2004, the Company obtained a release of the security interest and continuing lien on its current and after-acquired property securing the Notes by providing alternative collateral in the form of an Irrevocable Standby Letter of Credit (the “Letter of Credit”) in the amount of $4,785,550 with Boston Private Bank & Trust Company for the benefit of ISVP in the amount of all remaining principal and interest payments of the Notes through maturity. The Company also entered into a Security Agreement and a Continuing Letter of Credit and Security Agreement with Boston Private Bank & Trust Company. The Company also paid $300,000 to I&S as reimbursement for certain expenses as part of the Settlement Agreement.

Note Repayment, Warrant Amendments and Warrant Exercises

On December 1, 2002 and June 1, 2003, the Company elected to pay the interest on the Notes to ISVP in the form of additional notes in the amount of $143,333 and $207,167, respectively. On November 12, 2004, ISVP consented to prepayment of the Notes, the Company prepaid the outstanding principal plus accrued interest on the Notes in the amount of $4,543,856 and the Company obtained a release from the obligation to provide the Letter of Credit collateralizing the Notes. Payment for the Notes was made through a draw on the Letter of Credit in the amount of the total prepayment. The Letter of Credit, the Security Agreement and Continuing Letter of Credit, and the Security Agreement were all terminated in connection with this transaction.

On July 25, 2002, the Company issued to ISVP a warrant (the “Warrant”) to purchase 100,000 shares of the Company’s common stock. On November 12, 2004, in connection with the prepayment of the Notes, the Company entered into Amendment No. 1 to the Warrant with ISVP to reduce the per share exercise price from $10.80 to $5.00. On February 11, 2005, in consideration of the immediate exercise of the warrants in cash, the Company entered into Amendment No. 2 to the Warrant with ISVP to reduce the per share exercise price from $5.00 to $2.25. Additionally, on February 11, 2005, the Company entered into Amendment No. 1 to the warrant to purchase 200,000 shares of the Company’s common stock held by Robert L. Gipson, to reduce the per share exercise price from $10.00 to $2.25, in consideration of the immediate exercise of the warrant in cash.

March 2005 Financing and Rights Plan Amendment

In March 2005, the Company issued and sold an aggregate of 2,000,000 shares of its Common Stock at a purchase price of $2.50 per share in a private placement. The investors in the private placement included Robert L. Gipson and Thomas Gipson, and other partners and employees of I&S and other individual investors. Robert L. Gipson purchased 350,000 shares in the private placement for an aggregate purchase price of $875,000. Thomas Gipson purchased 470,000 shares in the private placement for an aggregate purchase price of $1,175,000.

On March 14, 2005, the Company amended its Rights Agreement, dated as of September 11, 2001, with Continental Stock Transfer & Trust Company, as rights agent, to amend the definition of Exempt Person to include all purchasers of shares of the Company’s Common Stock under the March private placement.

Indemnity agreements

The Company has entered into indemnity agreements with each of its directors and executive officers containing provisions that may require the Company, among other things, to indemnify those directors and officers against liabilities that may arise by reason of their status or service as directors and officers. The agreements also provide for the Company to advance to the directors and officers expenses that they expect to incur as a result of any proceeding against them related to their service as directors and officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditors’ Fees

The following table summarizes the fees billed to us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2004	2003
Audit Fees	$85,451	$72,000
Audit-Related Fees	$—	$52,860
Tax Fees	$18,290	$21,130
All Other Fees	$—	$—

Total Fees	$103,741	$145,990

Audit Fees

Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.

Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting matters not classified as audits.

Tax Fees

Tax fees consist of fees for tax compliance, tax advice and tax planning services and were $18,290 of the total tax fees billed in 2004 and $21,130 of the total tax fees billed in 2003.

All Other Fees

There were no fees to report in this category for 2004 and 2003.

Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Auditor

Consistent with policies of the Securities and Exchange Commission regarding independent registered public accounting firm independence and the Audit Committee Charter, the Audit Committee has the responsibility for appointing, retaining, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. The Audit Committee presently pre-approves particular services on a case-by-case basis. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with the Company, and whether the service could enhance the Company’s ability to manage or control risk or improve audit quality.

All of the audit-related, tax and other services provided by PricewaterhouseCoopers LLP in fiscal year 2004 and related fees were approved in advance by the Audit Committee.

The Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 2, 2005	BOSTON LIFE SCIENCES, INC.

	By:	/s/ PETER G. SAVAS
Peter G. Savas
Chairman and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description and Method of Filing
2.1	Amended and Restated Agreement of Merger, dated as of December 29, 1994, by and between the Company and Greenwich Pharmaceuticals Incorporated (1)

2.2	Amendment No. 1 to Amended and Restated Agreement of Merger, dated as of April 6, 1995, by and between the Company and Greenwich Pharmaceuticals Incorporated (2)

3.1	Amended and Restated Certificate of Incorporation, dated March 29, 1996, as amended on June 9, 1997, and by the Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock filed on February 5, 1999, the Certificate of Decrease of Series B Convertible Preferred Stock filed on February 18, 1999, and the Certificate of Designations, Rights and Preferences of Series C Convertible Preferred Stock filed on February 18, 1999 (3)

3.2	Certificate of Decrease and Elimination of Series B Convertible Preferred Stock filed on June 29, 1999; Certificate of Decrease of Series A Convertible Preferred Stock filed on June 29, 1999; Certificate of Correction filed on June 29, 1999; Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 29, 1999 (4)

3.3	Certificate of Designations, Preferences and Rights of Series A Preferred Stock filed December 30, 1999; Certificate of Amendment of Amended and Restated Certificate of Incorporation filed June 15, 2000; Certificate of Correction filed March 16, 2001; Certificate of Elimination of Series A Convertible Preferred Stock filed on March 16, 2001; Certificate of Elimination of Series C Convertible Preferred Stock filed on March 16, 2001; Certificate of Designations, Preferences, and Rights of Series A Convertible Preferred Stock filed March 19, 2001; Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed March 19, 2001 (26)

3.4	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock filed September 13, 2001(18); Certificate of Amendment of Amended and Restated Certificate of Incorporation filed on June 11, 2002 (25); Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003 (6); Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company (24); Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004 (35); Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005 (36); Amendment No. 1 to Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company, dated as of February 4, 2005 (36)

3.5	Amended and Restated By Laws, effective as of June 26, 1995 (8); Amended and Restated By Laws, effective as of June 10, 2004 (33)

4.1	Rights Agreement dated as of September 11, 2001 between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, as amended on November 13, 2001, November 22, 2002, March 12, 2003, December 23, 2003 and March 14, 2005 (9)(37)

4.2	Specimen Common Stock Certificate (10)

4.3	Form of Warrant Agreement by and among the Company, the Warrant Agent and Paramount Capital, Inc. and related Form of Warrant Certificate for Purchase of Common Stock (11)

Exhibit No.	Description and Method of Filing
4.4	Form of Common Stock Purchase Warrants received by The Tail Wind Fund, Ltd. (“Tail Wind”) and Form of Common Stock Purchase Warrant received by certain other investors (12)

4.5	Form of Common Stock Purchase Warrant received by purchasers of Series B Preferred Stock and Series C Preferred Stock (14)

4.6	Form of Common Stock Purchase Warrant received by holders of Series C Preferred Stock (13)

4.7	Form of 8% Convertible Debenture dated as of September 22, 1999, Form of Class A Warrant dated as of September 22, 1999, Form of Class B Warrant dated as of September 22, 1999 (15)

4.8	Form of Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (18); as amended on March 27, 2001 and June 25, 2001 (5)

4.9	Common Stock Purchase Warrant received by Pictet Global Sector Fund-Biotech (5)

4.10	Omnibus Agreement, dated as of May 31, 2001, by and between the Company and Brown Simpson Partners I, Ltd. (5)

4.11	Form of Common Stock Purchase Warrant received by MTR Technologies, Inc., the Trout Group LLC, and Form of Common Stock Purchase Warrant received by HCW, Matthew Balk, Scott Weisman, Jason Adelman, Eric Singer Alexandros Partners LLC, Celia Kupferberg and Robert Licho (19)

4.12	Form of Common Stock Purchase Warrant received by the Investors to the March 2002 Private Placement (17)

4.13	Amendment No. 1 to Common Stock Purchase Warrant received by the Investor named therein dated as of November 12, 2004 (31)

4.14	Amendment No. 2 to Common Stock Purchase Warrant received by the Investor named therein dated as of February 11, 2005 (31)

4.15	Amendment No. 1 to the Warrant delivered to Robert L. Gipson dated as of February 11, 2005 (31)

4.16	Amendment No. 1 to the Warrant delivered to Nikolaos P. Monoyios dated as of February 11, 2005 (31)

4.17	Form of Common Stock Purchase Warrant received by purchasers of Series E Preferred Stock (24)

4.18	Form of Placement Agent Common Stock Purchase Warrant received by the placement agents of Series E Preferred Stock (24)

10.1#	Boston Life Sciences, Inc. Amended and Restated Omnibus Stock Option Plan (2)

10.2#	Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson dated as of November 7, 1994; Election Notice from S. David Hillson to Boston Life Sciences, Inc. dated December 29, 1994 relating to election of certain compensation pursuant to the terms of the Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; First Amendment dated January 25, 1995 to Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson (2)

Exhibit No.	Description and Method of Filing
10.3#	Amendment and Extension dated January 9, 1997 of Employment Agreement between Boston Life Sciences, Inc. and S. David Hillson; Renewal of Employment Agreement dated December 28, 1999 between Boston Life Sciences, Inc. and S. David Hillson; Employment Contract, Extension and Special Retirement Provision dated January 23, 2001 between Boston Life Sciences, Inc. and S. David Hillson; Restated Executive Consulting and Director Agreement dated April 13, 2003 between Boston Life Sciences, Inc. and S. David Hillson (29)

10.4#	Boston Life Sciences, Inc. Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended (32)

10.5	License Agreement between Children’s Medical Center Corporation and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as of March 15, 1993 (relating to Troponin) (2)

10.6	License Agreement between HARVARD and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE) (2)

10.7	Amendment, dated March 18, 1996, to License Agreement between Children’s Medical Center Corporation and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as March 15, 1993 (16)

10.8	Exclusive License Agreement between Children’s Medical Center Corporation and Boston Life Sciences, Inc. dated as of December 15, 1998 (relating to Inosine) (16)

10.9#	Boston Life Sciences, Inc. 1998 Omnibus Stock Option Plan, as amended (32)

10.10	Purchase Agreement dated February 5, 1999 between Tail Wind and the Company (3)

10.11	Registration Rights Agreement dated February 5, 1999 between Tail Wind and the Company (3)

10.12	License Agreement between President and Fellows of Harvard College and Boston Life Sciences, Inc. dated as of March 15, 2000 (relating to ALTROPANE) (16)

10.13	Securities Purchase Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (18)

10.14	Registration Rights Agreement dated June 1, 2000 between the Pictet Global Sector Fund-Biotech and the Company (18)

10.15+	Manufacturing Agreement dated August 9, 2000 between Boston Life Sciences, Inc. and MDS Nordion, Inc. (“Manufacturing Agreement”) (27)

10.16	License Agreement between Children’s Medical Center Corporation and Boston Life Sciences, Inc. dated as of August 13, 2001 (relating to Macrophage Factor) (30)

10.17	Amendment dated August 23, 2001 to Manufacturing Agreement (27); Amendment dated September 18, 2002 to Manufacturing Agreement (28) Amendment dated November 22, 2003 to Manufacturing Agreement (30)

10.18	Form of Subscription Agreement, dated as of March 11, 2002, executed by the Company and each investor in the private placement (17)

Exhibit No.	Description and Method of Filing
10.19	Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and the investors named therein (17)

10.20#	Employment Agreement between Boston Life Sciences, Inc. and Robert J. Rosenthal dated as of July 9, 2002 (20)

10.21	Securities Purchase Agreement, dated as of July 25, 2002, by and among the Company and the investor named therein (21)

10.22	Registration Rights Agreement, dated as of July 25, 2002, by and among the Company and the investor named therein (21)

10.23	Consent to Transfer and Warrant Amendment dated as of November 22, 2002, by and among the Company, Ingalls & Snyder, L.L.C., Robert L. Gipson, Nikolaos D. Monoyios and Ingalls & Snyder Value Partners, L.P. (22)

10.24	First Addendum to Registration Rights Agreement, dated as of November 22, 2002, by and among the Company, Robert L. Gipson and Nikolaos D. Monoyios (22)

10.25	Common Stock Purchase Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (23)

10.26	Second Addendum to Registration Rights Agreement, dated as of March 12, 2003, by and among the Company and the investors named therein (23)

10.27	Letter Agreements, each dated as of March 12, 2003, by and among the Company and the securityholders named therein (23)

10.28+	Agreement dated September 23, 2003 between Codman & Shurtleff, Inc. and the Company (7)

10.29	Preferred Stock and Warrant Purchase Agreement, dated as of December 9, 2003, by and among the Company and the investors named therein (24)

10.30	Registration Rights Agreement, dated as of December 9, 2003, by and among the Company and the investors named therein (24)

10.31#	Form of Indemnity Agreement for directors and executive officers of the Company (30)

10.32	Settlement and Standstill Agreement dated as of June 15, 2004 by and among the Company, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls & Snyder Value Partners, L.P. (34)

10.33	Mutual Release of Claims dated as of June 15, 2004 by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls & Snyder Value Partners, L.P. (34)

10.34	Separation Agreement dated May 27, 2004 between the Company and S. David Hillson and Letter Agreement dated June 10, 2004 between the Company and S. David Hillson (34)

10.35	Employment Agreement dated June 10, 2004 between the Company and Marc E. Lanser (34)

Exhibit No.	Description and Method of Filing
10.36	Director and Officer Indemnity Trust Agreement dated June 15, 2004 between the Company, S. David Hillson and Boston Private Bank & Trust Company, as Trustee (34)

10.37	Irrevocable Standby Letter of Credit issued to Ingalls & Snyder Value Partners, L.P. on June 15, 2004 by Boston Private Bank & Trust Company (34)

10.38	Continuing Letter of Credit and Security Agreement dated as of June 15, 2004 between the Company and Boston Private Bank & Trust Company (34)

10.39	Security Agreement dated as of June 15, 2004 between the Company and Boston Private Bank & Trust Company (34)

10.40	Restructuring Agreement dated as of February 4, 2005 between the Company and the investors listed therein (31)

10.41	Common Stock Purchase Agreement dated as of March 9, 2005 between the Company and the investors listed therein (31)

10.42	Amended and Restated Registration Rights Agreement dated as of March 9, 2005 between the Company and the investors listed therein (31)

10.43	Form of Incentive Stock Option Agreement (31)

10.44	Form of Non-Statutory Stock Option Agreement (31)

10.45	Non-Employee Director Compensation Summary (38)

10.46	Executive Officer Compensation Summary (31)

10.47	Lease Agreement dated as of January 28, 2002 between the Company and Brentwood Properties, Inc. (31)

10.48+	Amendment No. 5 dated as of August 9, 2000 to Agreement between MDS Nordion Inc. and the Company (31)

14.1	Code of Business Conduct and Ethics (30)

21.1	Subsidiaries of the Registrant (31)

23.1	Consent of Independent Registered Public Accounting Firm (31)

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (31)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (31)

31.3	Certification of the Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (38)

31.4	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (38)

Exhibit No.	Description and Method of Filing
32.1	Certification of Chairman and Chief Executive Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

32.2	Certification of Chief Financial Officer pursuant to Section 1350, Chapter 63 of Title 18, United States Code, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (31)

#	Management contract or compensatory plan or arrangement filed as an exhibit to this report pursuant to Items 15(a) and 15(c) of Form 10-K
+	Confidential treatment requested as to certain portions, which portions have been separately filed with the Securities and Exchange Commission
(1)	Incorporated by reference to Greenwich’s Annual Report on Form 10-K for the year ended December 31, 1994
(2)	Incorporated by reference to Greenwich Pharmaceuticals, Inc.’s Registration Statement on Form S-4 (No. 33-91106) (Greenwich Pharmaceuticals is the former name of the Company. The Company acquired the license agreements described above in connection with its June 1995 merger with Boston Life Sciences. The entities indicated above were subsidiaries of Boston Life Sciences)
(3)	Incorporated by reference to BLSI’s Annual Report on Form 10-K for the year ended December 31, 1998
(4)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
(5)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001
(6)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003
(7)	Incorporated by reference to BLSI’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003
(8)	Incorporated by reference to BLSI’s Annual Report on Form 10-K for the year ended December 31, 1995
(9)	Incorporated by reference to Greenwich’s Current Report on Form 8-K dated September 26, 1991, Greenwich’s Registration Statement on Form 8-A dated October 22, 1991, Greenwich’s Form 8-A/A dated July 28, 1993, Greenwich’s Form 8-A/A dated August 8, 1994, BLSI’s Form 8-A/A dated March 20, 2001, BLSI’s Form 8-A/A dated September 13, 2001, BLSI’s Form 8-A/A dated November 22, 2002, BLSI’s Form 8-A/A dated March 18, 2003, and BLSI’s Form 8-A/A dated December 29, 2003
(10)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 33-25955)
(11)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-2730)
(12)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-75175)
(13)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-44298)

(14)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-74775)
(15)	Incorporated by reference to BLSI’s Registration Statement on Form S-3 (No. 333-40408)
(16)	Incorporated by reference to BLSI’s Registration Statement on Form S-3/A (No. 333-88726)
(17)	Incorporated by reference to BLSI’s Report on Form 8-K dated September 27, 1999
(18)	Incorporated by reference to BLSI’s Report on Form 8-K dated June 1, 2000
(19)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 11, 2002
(20)	Incorporated by reference to BLSI’s Report on Form 8-K dated July 10, 2002
(21)	Incorporated by reference to BLSI’s Report on Form 8-K dated July 25, 2002
(22)	Incorporated by reference to BLSI’s Report on Form 8-K dated November 22, 2002
(23)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 12, 2003
(24)	Incorporated by reference to BLSI’s Report on Form 8-K dated December 9, 2003
(25)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2002 Annual Meeting of Stockholders
(26)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2000
(27)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2001
(28)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2002
(29)	Incorporated by reference to BLSI’s annual report on Form 10-K/A for the year ended December 31, 2002
(30)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2003
(31)	Incorporated by reference to BLSI’s annual report on Form 10-K for the year ended December 31, 2004
(32)	Incorporated by reference to BLSI’s Proxy Statement in connection with its 2003 Annual Meeting of Stockholders
(33)	Incorporated by reference to BLSI’s Report on Form 8-K dated June 10, 2004
(34)	Incorporated by reference to BLSI’s Report on Form 8-K dated June 17, 2004
(35)	Incorporated by reference to BLSI’s Report on Form 10-Q dated August 13, 2004

(36)	Incorporated by reference to BLSI’s Report on Form 8-K dated February 7, 2005
(37)	Incorporated by reference to BLSI’s Report on Form 8-K dated March 15, 2005
(38)	Filed herewith