Form 10-Q
period 2005-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2005-05-16
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 10, 2005 there were 10,422,890 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

Page
Part I – Financial Information

Item 1 – Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	1

Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 and 2004, and for the period from inception (October 16, 1992) to March 31, 2005	2

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2005 and 2004, and for the period from inception (October 16, 1992) to March 31, 2005	3

Notes to Condensed Consolidated Financial Statements	4

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3 – Quantitative and Qualitative Disclosures about Market Risk	28

Item 4 – Controls and Procedures	28

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 4 – Submission of Matters to a Vote of Security Holders	30

Item 6 – Exhibits	31

Signatures	32

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$3,764,495	$152,971
Marketable securities	1,199,319	1,490,119
Other current assets	386,735	145,153

Total current assets	5,350,549	1,788,243
Fixed assets, net	352,251	400,178
Other assets	357,658	356,292

Total assets	$6,060,458	$2,544,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,752,232	$1,975,773
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; 561.3 shares Convertible Series E issued and outstanding at December 31, 2004 (liquidation preference of $5,868,464)	—	3,501,539
Common stock, $.01 par value; 80,000,000 shares authorized; 10,390,490 and 6,892,856 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	103,905	68,929
Additional paid-in capital	112,195,081	102,649,933
Accumulated other comprehensive income (loss)	292	(4,617)
Deficit accumulated during development stage	(107,991,052)	(105,646,844)

Total stockholders’ equity	4,308,226	568,940

Total liabilities and stockholders’ equity	$6,060,458	$2,544,713

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		From Inception (October 16, 1992) to March 31, 2005
	2005	2004
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	1,290,462	1,588,427	67,077,837
General and administrative	1,012,936	982,420	30,832,206
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	2,303,398	2,570,847	110,056,587

Loss from operations	(2,303,398)	(2,570,847)	(109,156,587)
Other expenses	(2,232)	—	(1,582,853)
Interest expense	(43,900)	(208,868)	(4,300,353)
Investment income	5,322	57,241	7,048,741

Net loss	(2,344,208)	(2,722,474)	(107,991,052)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock holders	(715,515)	(144,283)	(1,229,589)

Net loss attributable to common stockholders	(3,059,723)	(2,866,757)	$(117,283,353)

Basic and diluted net loss attributable to common stockholders per share	$(0.37)	$(0.43)

Weighted average shares outstanding	8,262,094	6,601,579

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,		From Inception (October 16, 1992) to March 31, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(2,344,208)	$(2,722,474)	$(107,991,052)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	43,900	100,105	1,648,675
Non-cash charges related to options, warrants and common stock	86,404	4,620	4,285,171
Amortization and depreciation	50,342	57,495	2,239,259
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(241,582)	(327,507)	472,228
Increase in accounts payable and accrued expenses	31,923	568,747	979,567

Net cash used for operating activities	(2,373,221)	(2,319,014)	(82,369,108)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(2,415)	(4,391)	(1,346,035)
Increase in other assets	(1,366)	(930)	(711,293)
Purchases of marketable securities	(1,495,429)	(3,722,513)	(113,622,519)
Sales and maturities of marketable securities	1,791,138	1,376,109	112,423,492

Net cash provided by (used for) investing activities	291,928	(2,351,725)	(1,498,318)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,048,556	1,249	50,794,305
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments	(314,987)	—	(516,747)
Payments of financing costs	(40,752)	(27,664)	(5,505,276)

Net cash provided by (used for) financing activities	5,692,817	(26,415)	87,631,921

Net increase (decrease) in cash and cash equivalents	3,611,524	(4,697,154)	3,764,495
Cash and cash equivalents, beginning of period	152,971	6,088,458	—

Cash and cash equivalents, end of period	$3,764,495	$1,391,304	$3,764,495

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)

The accompanying notes are an integral part of the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2005

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

The interim unaudited consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty inherent in the need to raise additional capital and the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2005, the Company has experienced total net losses since inception of approximately $108,000,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as management executes its current business plan. The Company believes that the cash, cash equivalents, and marketable securities available at March 31, 2005 will not provide sufficient working capital to meet its anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents, and marketable securities available at March 31, 2005 and its ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through July 2005. The Company will need to raise additional capital in 2005 through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

There have been a number of recent developments which have simplified the Company’s capital structure. In November 2004, the Company utilized funds set aside in a restricted account to repay in full the Company’s 10% Convertible Senior Secured Promissory Notes (the “Notes”). In February 2005, the Company entered into agreements with the holders (the “Holders”) of 557.30 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”), whereby the Holders agreed to convert their Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. The Holders were also given rights to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). The amount of this preemptive right was reduced to 33% of the next $11,900,000 in March 2005 following completion of the Company’s $5,000,000 private placement. On February 4, 2005, the stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. The Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Stock options and warrants to purchase approximately 3.2 million and 2.9 million shares of common stock were outstanding at March 31, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2005, which could generate proceeds to the Company of up to approximately $25,000,000, could potentially dilute earnings per share in the future.

3. Comprehensive Loss

The Company had a total comprehensive loss of $2,295,399 and $2,700,182 for the three months ended March 31, 2005 and 2004, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(2,344,208)	$(2,722,474)
Add: Stock-based employee compensation expense recognized	86,404	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(861,300)	(171,415)

Pro forma net loss	$(3,119,104)	$(2,893,889)
Accrual of preferred stock dividends and modification of warrants held by preferred stock holders	(715,515)	(144,283)

Pro forma net loss attributable to common stockholders	$(3,834,619)	$(3,038,172)

Basic and diluted loss per share
As reported	$(0.37)	$(0.43)
Pro forma	$(0.46)	$(0.46)

The fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 2% to 6%; and expected lives ranging from three to five years.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Stockholders’ Equity

Reverse Stock Split

On February 4, 2005, the Company’s stockholders authorized the Company’s Board of Directors to effect a reverse stock split of its common stock at a ratio of one-for-five. The Company has retroactively applied the reverse stock split to all the share and per share amounts for all periods presented in these financial statements. In addition, the reverse stock split resulted in a reclassification from common stock to additional paid-in capital to reflect the adjusted share amount as the par value of the Company’s common stock remained at $0.01.

Preferred Stock

In February 2005, the Company entered into agreements with the Holders of 557.30 shares of Series E Stock, whereby the Holders agreed to convert their Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders during the three months ended March 31, 2005 in connection with this re-pricing. The Holders were also given rights to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. The amount of this preemptive right was reduced to 33% of the next $11,900,000 in March 2005 following completion of the Company’s $5,000,000 private placement. On February 4, 2005, the stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. The Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.

Warrant Exercises

In February 2005, in consideration of the immediate exercise of warrants in cash, the Company agreed to lower the exercise price of a warrant to purchase 100,000 shares (the “ISVP Warrant”) of the Company’s common stock held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) from $5.00 to $2.25 per share and to lower the exercise price of warrants to purchase 200,000 (the “Gipson Warrant”) and 164,025 (the “Monoyios Warrant”) shares of the Company’s common stock held by Robert L. Gipson (“Gipson”) and Nikolaos D. Monoyios (“Monoyios”) from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant, the Gipson Warrant and the Monoyios Warrant. The Company recorded a charge of approximately $316,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 2 years), to stockholders’ equity during the three months ended March 31, 2005 in connection with changes to the Gipson and Monoyios Warrants. The Company recorded a charge of approximately $44,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to interest expense during the three months ended March 31, 2005 in connection with the changes to the ISVP Warrant.

Private Placement

On March 9, 2005, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $5,000,000 in gross proceeds. The investors in the private placement included Gipson, Thomas O. Boucher, Jr. (“Boucher”) and other affiliates of Ingalls & Snyder, LLC (“I&S”). In connection with the private placement, the Company agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors. All shares purchased by the investors in the private placement are subject to a minimum holding period of one year.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

Cancellation and Regrant of Stock Options

On March 11, 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly provides for the mechanism of option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of Statement No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), the Company will record a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced until the earlier of (i) the exercise of these options or (ii) the expiration or cancellation of these options. The Company recorded a charge of approximately $86,000 for the three months ended March 31, 2005.

Rights Agreement

On March 14, 2005, the Company and Continental Stock Transfer & Trust Company amended the Rights Agreement dated as of September 11, 2001, to amend the definition of Exempt Person to include all purchasers of shares of the Company’s common stock under the common stock purchase agreement, dated as of March 9, 2005, by and among the Company and the purchasers listed therein.

6. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Agreements

Since inception, the Company has paid Harvard University and its affiliates under the terms of its current license agreements (the “License Agreements”) approximately $850,000 in initial licensing fees and milestone payments. The License Agreements obligate the Company to pay up to an aggregate of $7,420,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an New Drug Application (“NDA”) or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

Contingencies

The Company is subject to legal proceedings in the ordinary course of business. One matter involves a claim for cash and warrants to purchase shares of common stock of the Company in connection with one of the Company’s private placements. Management has responded that there is no legal or equitable basis for payment of the claim, and believes that the resolution of this matter and others will not have a material adverse effect on the consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

7. New Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In December 2004, the FASB determined that the effective date of SFAS 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, the Company is required to be compliant beginning January 1, 2006. The Company is evaluating if the adoption of SFAS 123(R) and SAB 107 will have a material impact on its results of operations and earnings per share. The Company is also evaluating the requirements of SFAS 123(R) and SAB 107 and has not yet determined the method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth in Note 4.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not based on historical fact may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding expectations or beliefs as to future results or events, such as the expected timing and results of clinical trials, discussions with regulatory agencies, schedules of Investigational New Drug applications, or INDs, NDAs, and all other regulatory submissions, the timing of product introductions, the possible approval of products (including the ultimate approvability of ALTROPANE®), and the market size and possible advantages of our products. All such forward-looking statements involve substantial risks and uncertainties, and actual results may vary materially from these statements. Factors that may affect future results include: the availability and adequacy of financial resources, delays in the regulatory or development processes, results from clinical and pre-clinical trials, regulatory decisions (including the discretion of the Food and Drug Administration, or FDA, following completion of a single Phase III trial to require us to conduct additional clinical trials in order to achieve approvability of ALTROPANE), market acceptance of our products, the ability to obtain intellectual property protection, the outcome of discussions with potential partners and other possible risks and uncertainties that have been noted in reports filed by us with the Securities and Exchange Commission, including our Annual Report on Form 10-K for the year ended December 31, 2004. If any of these risks actually occur, our business, financial condition or results of operations would likely suffer. We undertake no intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

General

Description of Company

We are a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases. At March 31, 2005, we are considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of March 31, 2005, we have experienced total net losses since inception of approximately $108,000,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as management executes its current business plan. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through July 2005. We will need to raise additional capital in 2005 through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all.

Our ability to continue development of our programs in 2005, including the Phase III trial of ALTROPANE as a diagnostic for Parkinsonian Syndromes, or PS, the Phase II trial of ALTROPANE as a diagnostic for Attention Deficit Hyperactivity Disorder, or ADHD, and our pre-clinical programs including Inosine and O-1369 may be affected by the availability of financial resources to fund each program. During 2005, financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital in 2005, we will not have sufficient funds to complete the Phase III clinical trial of ALTROPANE as a diagnostic for PS or the Phase II trial of ALTROPANE as a diagnostic for ADHD.

Product Development

ALTROPANE is an imaging agent being developed for two applications: 1) the differential diagnosis of PS (including Parkinson’s Disease, or PD), and non-PS in patients with tremor; and 2) and ADHD. We completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from non-PS movement disorders. In April 2004, we reached an agreement with the FDA under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE for the differentiation of Parkinsonian tremors from tremors due to other, non-Parkinsonian causes. Our Phase III clinical trial is designed to distinguish PS from non-PS in patients with tremors. The trial will enroll subjects who have been referred to a neurology clinic with a diagnosis of tremor who, upon enrollment, will be diagnosed by a general practitioner or internist as having either a Parkinsonian or non-Parkinsonian tremor. Each subject will then undergo an ALTROPANE SPECT scan prior to being diagnosed by a movement disorder specialist, or MDS, as having either a Parkinsonian or non-Parkinsonian tremor. The Single Photon Emission Computed Tomography, or SPECT, scans will be read “blind” by a panel of nuclear medicine physicians. The results of the blinded reads will then be compared to the expert MDS diagnosis for sensitivity and specificity. The primary endpoint will be the confirmation of the hypothesis that the diagnostic accuracy of ALTROPANE is significantly superior to the diagnostic accuracy of the internist or general practitioner. The diagnosis of a MDS will be utilized as the “gold standard.” Because we have elected to pursue a single, large Phase III trial for this indication, rather than two smaller, replicate trials, the SPA provides that the trial be powered to potentially achieve a p-value of 0.02 or less. FDA may require this level of statistical power to achieve approvability. We currently expect to enlist up to 25 centers in the United States, most of which are university-based, and to enroll a minimum of 500 patients (250 patients with Parkinsonian tremors and 250 patients with non-Parkinsonian tremors). Enrollment for this Phase III trial is ongoing. We believe that, if the endpoints are met and no significant safety concerns or protocol deviations occur, this Phase III trial could provide the basis for an NDA submission and ultimate approval of ALTROPANE. However, we can provide no assurance that the FDA will not request additional clinical trial data or other regulatory information before it will accept an NDA submission for ALTROPANE.

We are currently conducting our second Phase II trial of ALTROPANE for the diagnosis of ADHD in adults using improved enrollment criteria, a simplified scanning procedure and algorithm adjustments for scan analysis. Patient enrollment in this trial has been constrained by our limited financial resources. We do not expect to be able to accelerate enrollment in this trial until such time as we raise sufficient additional capital.

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

In September 2004, we announced that we had received a written response to our Inosine IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. We have submitted a letter to the FDA stating our intention to perform this additional work and requesting confirmation that the submission of these data will be sufficient to remove the clinical hold and to initiate the Phase I study. On September 27, 2004, we held a teleconference call with the FDA to clarify the FDA’s requests for additional data. The FDA advised us to conduct the reprocessing of brain tissue samples and specialized histological staining of the brain sections and to submit these data for their review. We do not expect additional tissue analyses to yield evidence of toxicity, but there can be no assurance that will be the case. We expect that the FDA will finalize their review of the IND amendment within 30 days of receipt of our complete response to the clinical hold letter. We believe that if there are no further questions or comments by the FDA after their review, our Phase I study will be taken off clinical hold and we will be given clearance to proceed with our Phase I trial. There is no assurance that we will be taken off clinical hold or that the FDA will not have further questions or concerns that will require, among other things, an additional response or that other preclinical studies be completed prior to initiating the Phase I trial.

The proposed Phase I study has been designed to enroll 27 moderate to severe stroke patients. The study design calls for a dose escalation of Inosine given to three groups of stroke patients (9 patients in each dose group). The highest dose given will be the estimated human equivalent of the effective dose given to rats. All patients will be maintained on their initial dose of Inosine for the full study period. Inosine will be administered via an implantable subcutaneous pump and intracerebral ventricular catheter system that potentially allows the patient to leave the hospital at the same approximate time that they otherwise would have after such a stroke. In addition to safety monitoring, efficacy monitoring will also be performed, but the small number of patients and the duration of treatment will probably preclude statistically valid efficacy conclusions to be drawn. It is expected that formal efficacy testing will be the purpose of a Phase II trial, which will follow the Phase I trial if there are no significant safety concerns raised by the Phase I trial.

Our earlier stage product candidates include O-1369 for the treatment of PD, FLUORATEC, a “second-generation” imaging agent for the diagnosis of PD and ADHD, and Troponin, our anti-angiogenic agent. The Troponin program is focused on developing therapeutics to prevent the growth and spread of a number of cancers. The program does not fall within our current strategic focus on developing diagnostics and therapeutics for CNS diseases. Therefore, we are currently exploring our strategic alternatives related to this program including, but not limited to, terminating further development.

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

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $13,000,000 on a cumulative basis.

Program	1st Quarter 2005	Year to date	Cumulative
Diagnostic imaging	$419,000	$419,000	$17,215,000
Anti-angiogenesis	60,000	60,000	13,467,000
CNS regeneration	139,000	139,000	8,815,000
Other	$90,000	$90,000	$1,027,000

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. At March 31, 2005, our estimate to complete our Phase III clinical trial for ALTROPANE was approximately $5,700,000. However, there can be no assurance that it will not cost more to complete the Phase III trial.

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

Results of Operations

Three Months Ended March 31, 2005 and 2004

Our net loss was $2,344,208 during the three months ended March 31, 2005 as compared with $2,722,474 during the three months ended March 31, 2004. Our net loss attributable to common stockholders, including a charge related to a modification of warrants held by preferred stock holders of $655,992 in the 2005 period, was $3,059,723 during the three months ended March 31, 2005 as compared with $2,866,757 during the three months ended March 31, 2004. Net loss attributable to common stockholders totaled $0.37 per share for the 2005 period as compared to $0.43 per share for the 2004 period. The decrease in net loss in the 2005 period was primarily due to lower research and development and interest expenses in the 2005 period. The lower net loss attributable to common stockholders on a per share basis in the 2005 period was primarily due to an increase in weighted average shares outstanding of approximately 1,661,000 shares, which was primarily the result of the conversion of all outstanding Series E Stock in February 2005 and the private placement of common stock completed by us in March 2005. The increase in weighted average shares outstanding was partially offset by the charge related to a modification of warrants held by preferred stock holders recognized in the 2005 period which did not occur in the 2004 period.

Research and development expenses were $1,290,462 during the three months ended March 31, 2005 as compared with $1,588,427 during the three months ended March 31, 2004. The decrease in the 2005 period was primarily attributable to lower pre-clinical costs for Inosine of approximately $706,000 associated with certain animal toxicology studies completed in 2004. This decrease was partially offset by higher clinical trial costs of approximately $314,000 related to our Phase III clinical trial of ALTROPANE. We also incurred higher compensation expense in the 2005 period of approximately $99,000, of which $60,000 related to the repricing of options for research and development employees and $39,000 related to higher headcount. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our Phase III trial of ALTROPANE although these increases may be offset, in part, by the absence of costs associated with the completion of the pre-clinical program for Inosine. Our current working capital constraints, and the results of our efforts to raise additional funds, may limit or significantly alter our planned expenditures.

General and administrative expenses were $1,012,936 during the three months ended March 31, 2005 as compared with $982,420 during the three months ended March 31, 2004. The increase in the 2005 period was primarily related to (i) approximately $130,000 associated with a special meeting of stockholders held in February 2005, (ii) higher compensation expense of approximately $113,000, of which $26,000 related to the repricing of options for general and administrative employees and $87,000 was related to higher headcount, and (iii) higher patent related legal expenses of approximately $47,000. This increase was offset by lower legal costs of approximately $275,000 largely associated with a settlement and standstill agreement, or Settlement Agreement, we entered into on June 15, 2004 with Gipson, Boucher, I&S and ISVP. We currently anticipate that our general and administrative expenses will increase over the next twelve months due to our higher headcount although we believe these increases may be offset, in part, by the absence of costs associated with the Settlement Agreement.

Interest expense was $43,900 during the three months ended March 31, 2005 as compared with $208,868 during the three months ended March 31, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the Notes. This decrease was partially offset by non-cash interest expense of approximately $44,000. In February 2005, in consideration of the immediate exercise in cash, the Company agreed to lower the exercise price of the ISVP Warrant.

Investment income was $5,322 during the three months ended March 31, 2005 as compared with $57,241 during the three months ended March 31, 2004. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2005 period.

Accrual of preferred stock dividends and modification of warrants held by preferred stock holders was $715,515 during the three months ended March 31, 2005 as compared with $144,283 during the three months ended March 31, 2004. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum increasing to 8% in June 2005. In February 2005, we entered into agreements with the Holders of Series E Stock, whereby the Holders agreed to convert their Series E Stock into common stock. The conversion resulted in a decrease in the accrual of preferred stock dividends in the 2005 period. We agreed to pay a dividend of $564.44 for each share of Series E Stock held by the Holders that was converted and to lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. We recorded a charge related to a modification of warrants held by preferred stock holders of $655,992 as determined under the Black Scholes pricing model, during the three months ended March 31, 2005 in connection with the re-pricing of the warrants as compared with none during the three months ended March 31, 2004. We recorded a charge of $59,523 during the three months ended March 31, 2005 related to the accrual of preferred stock dividends as compared with $144,283 during the three months ended March 31, 2004.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $2,373,221 during the three months ended March 31, 2005 as compared with $2,319,014 during the three months ended March 31, 2004. Net cash provided by investing activities totaled $291,928 during the three months ended March 31, 2005 as compared with cash used for investing activities of $2,351,725 during the three months ended March 31, 2004. The difference in investing activities principally reflects the purchase of marketable securities with the proceeds from the private placements described below, net of the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $5,692,817 during the three months ended March 31, 2005 as compared with cash used for financing activities of $26,415 during the three months ended March 31, 2004. The difference in financing activities principally reflects the effect of the private placements described below.

As of March 31, 2005, we had incurred total net losses since inception of approximately $108,000,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended March 31, 2005 is as follows:

Date	Net Proceeds Raised	Securities Issued
March 2005	$5.0 million	Common stock
December 2003	$7.0 million	Convertible preferred stock and warrants
March 2003	$9.9 million	Common stock
July 2002	$3.9 million	Convertible 10% senior secured promissory notes and warrants

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

At March 31, 2005, we had available cash, cash equivalents, and marketable securities of approximately $4,964,000 and working capital of approximately $3,598,000. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through July 2005. We will need to raise additional capital in 2005 through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering in order to continue as a going concern. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all.

Recent Accounting Pronouncement

In December 2004, the FASB issued SFAS 123(R)”). SFAS 123(R) revises FASB Statement No. 123, “Accounting for Stock-Based Compensation,” supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued Staff Accounting Bulletin (SAB) 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In December 2004, the FASB determined that the effective date of SFAS 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the Securities and Exchange Commission amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, we are required to be compliant beginning January 1, 2006. We are evaluating if the adoption of SFAS 123(R) and SAB 107 will have a material impact on our results of operations and earnings per share. We are also evaluating the requirements of SFAS 123(R) and SAB 107 and have not yet determined the method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth in Note 4.

Risk Factors

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. The following discussion highlights some of these risks and others are discussed elsewhere herein.

Risks Related to our Financial Results and Need for Additional Financing

WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES.

Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. The majority of biotechnology companies are development stage companies. As of March 31, 2005, we had incurred cumulative net losses of approximately $108,000,000 since inception. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as management executes our current business plan. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through July 2005. We will need to raise additional capital in 2005 through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all.

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

We are currently enrolling patients in our Phase III clinical trial of ALTROPANE for use in distinguishing Parkinsonian from non-PS in patients with tremors and have a written agreement with the FDA relating to the design and analysis of the study protocol for this Phase III trial. The primary endpoint of the new Phase III trial will be confirmation of the hypothesis that the diagnostic accuracy of ALTROPANE is significantly superior to the diagnostic accuracy of the internist or general practitioner, when compared against the “gold standard” of diagnosis by a MDS. Because we have elected to pursue a single, large Phase III trial for this indication, rather than two replicate, smaller trials, the FDA has required that we design the trial to achieve a p-value of 0.02 or less and that we attain a level of statistical significance for the primary endpoint in order to achieve approvability. We will need to complete the study and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that this Phase III clinical trial will be sufficient to achieve the approvability of ALTROPANE.

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

The FDA regulates pharmaceutical products in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices, or GLP, and Good Manufacturing Practices, or GMP. Our compliance with these standards are subject to initial certification by independent inspectors and continuing audits thereafter. Obtaining FDA approval to sell our product candidates is time-consuming and expensive. The FDA usually takes at least 12 to 18 months to review an NDA which must be submitted before the FDA will consider granting approval to sell a product. If the FDA requests additional information, it may take even longer for them to make a decision especially if the additional information that they request requires us to complete additional studies. We may encounter similar delays in foreign countries. After reviewing any NDA we submit, the FDA or its foreign equivalents may decide not to approve our products. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidates.

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

CONFIDENTIALITY AGREEMENTS WITH EMPLOYEES AND OTHERS MAY NOT ADEQUATELY PREVENT DISCLOSURE OF TRADE SECRETS AND OTHER PROPRIETARY INFORMATION.

In order to protect our proprietary technology and processes, we rely in part on confidentiality agreements with our collaborators, employees, consultants, outside scientific collaborators and sponsored researchers, and other advisors. These agreements may be breached, may not effectively prevent disclosure of confidential information and may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. In addition, others may independently discover trade secrets and proprietary information, and in such cases we could not assert any trade secret rights against such party. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard University and its affiliated hospitals, or Harvard and its Affiliates. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:

•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School.

•	Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Robert Licho, M.D., Director of Medical Imaging, Boston Life Sciences, Inc.; Clinical Director of Nuclear Medicine, University of Massachusetts/Memorial Medical Center; Associate Professor of Radiology, University of Massachusetts Medical School.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

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

Since inception, we have paid Harvard and its Affiliates under the terms of our License Agreements approximately $850,000 in initial licensing fees and milestone payments. The License Agreements obligate us to pay up to an aggregate of $7,420,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development.

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

In particular, the Medicare Prescription Drug Improvement and Modernization Act of 2003, which President Bush signed into law in December 2003, established a new Medicare prescription drug benefit. The prescription drug program and future amendments or regulatory interpretations of the legislation could have the effect of reducing the prices that we are able to charge for any products we develop and sell through Medicare. This prescription drug legislation and related amendments or regulations could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay. The legislation changed the methodology used to calculate reimbursement for drugs that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, beginning in January 2006, the legislation directs the Secretary of Health and Human Services to contract with procurement organizations to purchase physician-administered drugs from the manufacturers and provides physicians with the option to obtain drugs through these organizations as an alternative to purchasing from the manufacturers, which some physicians may find advantageous. Because we have not received marketing approval or established a price for any product, it is difficult to predict how this new legislation will affect us, but the legislation generally is expected to constrain or reduce reimbursement for certain types of drugs.

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

We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our product candidates and currently have no plans to obtain additional facilities. To date, we have obtained the limited quantities of drug product required for pre-clinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of Troponin, which we presently plan to produce in our facility in Baltimore, Maryland.

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

With respect to our most advanced product candidate, the ALTROPANE imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2005, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE imaging agent. We also paid MDS Nordion approximately $900,000 to establish a GMP certified manufacturing process for the production of ALTROPANE. Finally, we agreed to minimum monthly purchases of ALTROPANE through December 31, 2005. The agreement provides for MDS Nordion to manufacture the ALTROPANE imaging agent for our future clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for the ALTROPANE imaging agent in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a GMP manufacturing process for the ALTROPANE imaging agent.

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

Risks Related to Employees and Growth

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.

Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer and Mark Pykett, our President to be key to our efforts to develop and commercialize our product candidates. The loss of the service of any of the key members of our senior management team may significantly delay or prevent the achievement of product development and other business objectives. Key members of our senior management team include Peter Savas, our Chairman and Chief Executive Officer, Mark Pykett, our President, Joseph Hernon, our Chief Financial Officer, Jeanne Marie Varga, our Senior Vice President, Regulatory Affairs and Quality Systems, Dr. Richard Thorn, our Senior Vice President of Product Development and Manufacturing, and Dr. Irene Gonzalez, our Senior Vice President of Protein Development. None of these key executives, other than Messrs. Savas and Pykett, have agreed not to compete with us following any termination of their employment. We do not presently carry key person life insurance on any of our scientific or management personnel. We do not have employment agreements with any of these key executives, although we expect to enter into employment agreements with Messrs. Savas and Pykett.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2004. We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.

Item 4 – Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II – Other Information

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

Private Placement

On March 9, 2005, we completed a private placement of 2,000,000 shares of our common stock raising approximately $5.0 million in gross proceeds. The purchase price of each share of common stock sold in the private placement was $2.50. The accredited investors in the private placement included Gipson, Boucher and other affiliates of I&S. In connection with the private placement, we agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors. All shares purchased by the investors in the private placement are subject to a minimum holding period of one year.

Cancellation and Regrant of Stock Options

On March 11, 2005, our Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of our common stock and the regrant of options to purchase an aggregate of 454,760 shares of our common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under our Amended and Restated Omnibus Stock Option Plan and our 1998 Omnibus Stock Option Plan, each of which expressly permits option exchanges. Each of the regranted options contain the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments.

Warrant Exercises

On July 25, 2002, we issued $4.0 million in Notes and the ISVP Warrant to ISVP in connection with the transaction. On November 12, 2004, in connection with the prepayment of the Notes, we entered into Amendment No. 1 to the ISVP Warrant to reduce the per share exercise price from $10.80 to $5.00. On February 11, 2005, in consideration of the immediate exercise of the warrants in cash, we entered into Amendment No. 2 to the ISVP Warrant to reduce the per share exercise price from $5.00 to $2.25.

On November 22, 2002, we entered into a Consent to Transfer and Warrant Amendment with Gipson and Monoyios pursuant to which we consented to the transfer to Gipson and Monoyios of the Gipson Warrant and the Monoyios Warrant. On February 11, 2005, in consideration of the immediate exercise of the warrants in cash, we entered into Amendment No. 1 to each warrant to reduce the per share exercise price from $10.00 to $2.25.

On February 11, 2005, we received $1,044,055 in gross proceeds in connection with the exercise of the ISVP Warrant, the Gipson Warrant and the Monoyios Warrant.

No underwriters were involved in the foregoing sales of securities. We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transaction described in “Private Placement” above by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D. Such sale and issuance did not involve any public offering, was made without general solicitation or advertising and each purchaser was an accredited investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in “Cancellation and Regrant of Stock Options” and “Warrant Exercises” above by virtue of Section 4(2) of the Securities Act in that such sales and issuances did not involve a public offering. The recipients of securities in each of these transactions represented their intention to acquire the securities for investment only and not with view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and instruments issued in such transactions. All recipients had adequate access, through their relationships with us, to information about us.

Item 4 – Submission of Matters to a Vote of Security Holders

We held a special meeting of stockholders on February 4, 2005. There were present at the special meeting, either in person or by proxy: (i) 6,985,993 shares of our common stock (including shares of our common stock underlying the Series E Stock) out of a total number of 7,652,901 shares of our common stock (including shares of our common stock underlying the Series E Stock) entitled to vote at the special meeting and (ii) 502.98 shares of Series E Stock out of a total number of 561.3 shares of Series E Stock entitled to vote at the special meeting. A quorum was therefore present with respect to each proposal presented.

The holders of a majority of our outstanding common stock and Series E Stock, voting together as a class, was required to approve proposals 1, 2 and 3. The holders of a majority of our outstanding common stock, present or represented by proxy, was required to approve proposal 4. The holders of a majority of our outstanding common stock and Series E Stock, voting together as a class, and the holders of at least 75% of the outstanding Series E Stock, voting individually, was required to approve proposal 5.

At the meeting, the following matters were voted upon by the stockholders, receiving the number of affirmative and withheld or negative votes set forth below each matter.

1. To authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended to date, to effect a 1-for-5 reverse stock split of our issued and outstanding shares of common stock at any time prior to our next annual meeting of stockholders without further approval or authorization of our stockholders:

For	Against	Abstain
6,557,076	415,070	13,767

2. To authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended to date, to effect a 1-for-10 reverse stock split of our issued and outstanding shares of common stock at any time prior to our next annual meeting of stockholders without further approval or authorization of our stockholders:

For	Against	Abstain
6,256,918	713,721	15,295

3. To authorize our Board of Directors, in its discretion, to amend our Amended and Restated Certificate of Incorporation, as amended to date, to effect a 1-for-15 reverse stock split of our issued and outstanding shares of common stock at any time prior to our next annual meeting of stockholders without further approval or authorization of our stockholders:

For	Against	Abstain
6,144,714	809,326	31,893

4. To approve the issuance of up to 1,863,350 shares of our common stock, which may be issued to the purchasers of our Series E Stock and related warrants, initially issued in December 2003, as required by Nasdaq Marketplace Rule 4350 for below market issuances of 20% or more of the outstanding common stock or voting power of our company:

For	Against	Abstain
3,455,785	333,288	26,127

5. To approve Amendment No. 1 to the Certificate of Designations, Rights and Preferences of our Series E Stock to provide for mandatory conversion of the Series E Stock upon the election of the holders of at least 75% of the Series E Stock:

Combined Vote

For	Against	Abstain
4,131,394	319,483	39,566

Series E Preferred Stock Vote

For	Against	Abstain
664,866	10,811	4,054

Item 6 – Exhibits

Exhibits.

10.1	Form of Incentive Stock Option Agreement, as amended (1)

10.2	Form of Non-Statutory Stock Option Agreement, as amended (1)

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, Unites States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC (Registrant)

DATE: May 16, 2005	/s/ PETER G. SAVAS
Peter G. Savas Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ JOSEPH P. HERNON
Joseph P. Hernon Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)