Form 10-Q
period 2005-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2005-08-15
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

As of August 5, 2005 there were 10,422,457 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

			Page
Part I	Financial Information

	Item 1	Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	1

		Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 and 2004, and for the period from inception (October 16, 1992) to June 30, 2005	2

		Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005 and 2004, and for the period from inception (October 16, 1992) to June 30, 2005	3

		Notes to Condensed Consolidated Financial Statements	4

	Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

	Item 3	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4	Controls and Procedures	31

Part II	Other Information

	Item 6	Exhibits	32

SIGNATURES			33

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$1,211,392	$152,971
Marketable securities	1,449,955	1,490,119
Other current assets	281,127	145,153

Total current assets	2,942,474	1,788,243
Fixed assets, net	312,206	400,178
Other assets	376,726	356,292

Total assets	$3,631,406	$2,544,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,784,237	$1,975,773
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; none and 561.3 shares Convertible Series E issued and outstanding at June 30, 2005 and December 31, 2004 (liquidation preference of $5,868,464), respectively	—	3,501,539
Common stock, $.01 par value; 80,000,000 shares authorized; 10,422,457 and 6,892,856 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	104,225	68,929
Additional paid-in capital	112,129,764	102,649,933
Accumulated other comprehensive income (loss)	2,029	(4,617)
Deficit accumulated during development stage	(110,388,849)	(105,646,844)

Total stockholders’ equity	1,847,169	568,940

Total liabilities and stockholders’ equity	$3,631,406	$2,544,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception (October 16, 1992) to June 30, 2005
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	1,442,286	2,096,846	2,732,748	3,685,273	68,520,123
General and administrative	987,729	1,757,454	2,000,665	2,739,874	31,819,935
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	2,430,015	3,854,300	4,733,413	6,425,147	112,486,602

Loss from operations	(2,430,015)	(3,854,300)	(4,733,413)	(6,425,147)	(111,586,602)
Other expenses	—	—	(2,232)	—	(1,582,853)
Interest expense	(2,065)	(208,868)	(45,965)	(417,736)	(4,302,418)
Investment income	34,283	35,218	39,605	92,459	7,083,024

Net loss	(2,397,797)	(4,027,950)	(4,742,005)	(6,750,424)	(110,388,849)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock holders	—	(115,308)	(715,515)	(259,591)	(1,229,589)

Net loss attributable to common stockholders	$(2,397,797)	$(4,143,258)	$(5,457,520)	$(7,010,015)	$(119,681,150)

Basic and diluted net loss attributable to common stockholders per share	$(0.23)	$(0.61)	$(0.58)	$(1.03)

Weighted average shares outstanding	10,411,967	6,820,876	9,337,030	6,805,412

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,		From Inception (October 16, 1992) to June 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(4,742,005)	$(6,750,424)	$(110,388,849)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	43,900	200,210	1,648,675
Non-cash charges related to options, warrants and common stock	19,792	118,228	4,218,559
Amortization and depreciation	101,051	113,811	2,289,968
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(135,974)	56,581	577,836
Increase in accounts payable and accrued expenses	63,928	264,369	1,011,572

Net cash used for operating activities	(4,649,308)	(5,997,225)	(84,645,195)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(13,079)	(4,391)	(1,356,699)
Increase in other assets	(20,434)	(97,944)	(730,361)
Decrease in restricted cash and marketable securities	—	250,698	—
Purchases of marketable securities	(3,475,155)	(4,825,455)	(115,602,245)
Sales and maturities of marketable securities	3,521,965	5,698,695	114,154,319

Net cash provided by (used for) investing activities	13,297	1,021,603	(1,776,949)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,050,171	1,249	50,795,920
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments	(314,987)	—	(516,747)
Payments of financing costs	(40,752)	(27,664)	(5,505,276)

Net cash provided by (used for) financing activities	5,694,432	(26,415)	87,633,536

Net increase (decrease) in cash and cash equivalents	1,058,421	(5,002,037)	1,211,392
Cash and cash equivalents, beginning of period	152,971	6,088,458	—

Cash and cash equivalents, end of period	$1,211,392	$1,086,421	$1,211,392

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty inherent in the need to raise additional capital and the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2005, the Company has experienced total net losses since inception of approximately $110,400,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as management executes its current business plan. The cash, cash equivalents, and marketable securities available at June 30, 2005 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents, and marketable securities available at June 30, 2005 and its ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into September 2005. The Company will therefore need to immediately raise additional capital through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. The Company is currently engaged in fundraising efforts. There can be no assurance, however, that the Company will be successful or that additional funds will be available on acceptable terms, if at all.

There have been a number of recent developments which have simplified the Company’s capital structure. In November 2004, the Company utilized funds set aside in a restricted account to repay in full the Company’s 10% Convertible Senior Secured Promissory Notes (the “Notes”). In February 2005, the Company entered into agreements with the holders (the “Holders”) of 557.30 shares of Series E Cumulative Convertible Preferred Stock (the “Series E Stock”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). Following completion of the Company’s $5,000,000 private placement in March 2005, the amount of this preemptive right was reduced to 33% of the next $11,900,000 raised by the Company in future private placements. On February 4, 2005, the stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. The Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.

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

Stock options and warrants to purchase approximately 3.1 million and 2.8 million shares of common stock were outstanding at June 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2005, which could generate proceeds to the Company of up to approximately $24,000,000, could potentially dilute earnings per share in the future.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

3. Comprehensive Loss

The Company had total comprehensive loss of $2,396,060 and $4,075,506 for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, total comprehensive loss was $4,735,359 and $6,775,688, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,397,797)	$(4,027,950)	$(4,742,005)	$(6,750,424)
Add: Stock-based employee compensation expense (benefit) recognized	(86,404)	106,064	—	106,064
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(52,930)	(528,028)	(914,230)	(699,443)

Pro forma net loss	(2,537,131)	(4,449,914)	(5,656,235)	(7,343,803)
Accrual of preferred stock dividends and modification of warrants held by preferred stock holders	—	(115,308)	(715,515)	(259,591)

Pro forma net loss attributable to common stockholders	$(2,537,131)	$(4,565,222)	$(6,371,750)	$(7,603,394)

Basic and diluted loss per share
As reported	$(0.23)	$(0.61)	$(0.58)	$(1.03)

Pro forma	$(0.24)	$(0.67)	$(0.68)	$(1.12)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk-free interest rates, based on the date of grant, ranging from 2% to 6%; and expected lives ranging from three to five years.

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

Preferred Stock

In February 2005, the Company entered into agreements with the Holders of 557.30 shares of Series E Stock, whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders during the first quarter of 2005 in connection with this re-pricing. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. Following completion of the Company’s $5,000,000 private placement in March 2005, the amount of this preemptive right was reduced to 33% of the next $11,900,000 raised by the Company in future private placements. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. The Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.

Warrant Exercises

In February 2005, in consideration of the immediate exercise of warrants in cash, the Company agreed to lower the exercise price of a warrant to purchase 100,000 shares (the “ISVP Warrant”) of the Company’s common stock held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) from $5.00 to $2.25 per share and to lower the exercise price of warrants to purchase 200,000 (the “Gipson Warrant”) and 164,025 (the “Monoyios Warrant”) shares of the Company’s common stock held by Robert L. Gipson (“Gipson”) and Nikolaos D. Monoyios from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant, the Gipson Warrant and the Monoyios Warrant. The Company recorded a charge of approximately $316,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 2 years), to stockholders’ equity during the first quarter of 2005 in connection with the changes to the Gipson and Monoyios Warrants. The Company recorded a charge of approximately $44,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to interest expense during the first quarter of 2005 in connection with the changes to the ISVP Warrant.

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

Cancellation and Regrant of Stock Options

On March 11, 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of Statement No. 123(R) “Share-Based Payments” (“SFAS 123(R)”), the Company will record a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced until the earlier of (i) the exercise of these options or (ii) the expiration or cancellation of these options. The Company recorded a charge of approximately $86,000 during the first quarter of 2005 related to the repricing. The Company reversed the previously recorded charge of approximately $86,000 during the three months ended June 30, 2005 due to the decrease in the intrinsic value of the repriced options at June 30, 2005.

Rights Agreement

On March 14, 2005, the Company and Continental Stock Transfer & Trust Company amended the Rights Agreement dated as of September 11, 2001, to amend the definition of Exempt Person to include all purchasers of shares of the Company’s common stock under the common stock purchase agreement, dated as of March 9, 2005, by and among the Company and the purchasers listed therein.

6. Settlement and Standstill Agreement; Severance and Settlement Agreement and Release

On June 15, 2004, the Company entered into a settlement and standstill agreement (the “Settlement Agreement”) with Gipson, Boucher, I&S and ISVP (the “Investor Group”). Under the Settlement Agreement, the Company reconstituted its Board of Directors to consist of Marc E. Lanser, Robert Langer, John T. Preston, Gipson and Michael J. Mullen. S. David Hillson retired as Chairman of the Board and as a director and consultant of the Company.

The Investor Group agreed not to seek the removal of any of the directors prior to March 31, 2005 and entered into a mutual release of claims with the Company, Mr. Hillson and Dr. Lanser. As contemplated by the Settlement Agreement, the Company obtained a release of the security interest on its property collateralizing its Notes held by ISVP by providing an irrevocable standby letter of credit in the amount of $4,785,550 to collateralize the Notes. The Company also paid $300,000 to I&S as reimbursement for certain expenses as part of the settlement. The $300,000 payment is included in General and Administrative Expenses during the second quarter of 2004.

In May 2004, the Company also entered into a separation agreement with Mr. Hillson regarding his retirement. The separation agreement requires that Mr. Hillson continue to satisfy his obligations under the non-competition, confidentiality, invention assignment and non-solicitation provisions of his previous agreement with the Company and that he release the Company from claims related to his former employment with the Company and his position on the Board of Directors. Mr. Hillson’s separation agreement provided for a lump sum payment of $187,500, which represented the balance of consulting fees due to Mr. Hillson under his previous agreement with the Company, and a lump sum payment of $90,000 in recognition of Mr. Hillson’s contributions to the Company and loss of certain other benefits under his previous agreement with the Company. The Company recorded a charge of $277,500 in the second quarter of 2004 related to these payments. Pursuant to the terms of the separation agreement, the Company granted options to Mr. Hillson to purchase 40,000 shares of common stock at an exercise price of $5.00 per share and cancelled options previously granted to Mr. Hillson to purchase 80,000 shares of common stock at exercise prices ranging from $18.13 per share to $39.06 per share. The separation agreement further provided that all of Mr. Hillson’s remaining stock options are fully vested. FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” requires the Company to employ variable accounting when there is both an option issuance and an option cancellation within a six month period. In addition to the 40,000 options issued in June, Mr. Hillson was awarded options in March 2004 to purchase 39,000 shares of common stock at an exercise price of $6.35 in connection with his services as a director of the Company. Of the options awarded in March 2004, 14,000 were attributed to Mr. Hillson’s previous consulting agreement, and accordingly, the Company recorded a charge of approximately $56,000 representing the fair value of these options as determined using the Black-Scholes pricing model. In addition, the Company will record a charge equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the remaining 65,000 options which are deemed to have been repriced through the earlier of (i) the exercise of these options or (ii) the expiration of these options in the second quarter of 2008. The amount of the charge will be adjusted quarterly based upon the intrinsic value of the options then outstanding at the end of each quarter.

In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee, and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the indemnity agreement and has determined that the fair value of this obligation is immaterial at June 30, 2005.

On June 10, 2004, the Company also entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitles Dr. Lanser to receive continued base salary and benefits for a period of nine months and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provided that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its pre-clinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested. The Company recorded a charge of approximately $14,000 during the second quarter of 2005 related to this modification of Dr. Lanser’s options.

7. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Agreements

Since inception, the Company has paid Harvard University and its affiliates under the terms of its current license agreements (the “License Agreements”) approximately $800,000 in initial licensing fees and milestone payments. The License Agreements obligate the Company to pay up to an aggregate of approximately $4,220,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of a New Drug Application (“NDA”) or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development. Two of the Company’s early-stage licenses with Harvard University were terminated during the three months ended June 30, 2005, resulting in lower potential future milestone payments.

Contingencies

The Company is subject to legal proceedings in the ordinary course of business. One matter involves a claim for cash and warrants to purchase shares of common stock of the Company in connection with one of the Company’s private placements. Management has responded that there is no legal or equitable basis for payment of the claim, and believes that the resolution of this matter and others will not have a material adverse effect on the condensed consolidated financial statements.

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

Lease Commitments

In June 2005, the Company entered into a noncancelable operating lease agreement for new office space in Hopkinton, Massachusetts to house its executive and certain research and administrative personnel. The new lease is for approximately 5,300 square feet of space resulting in annual rent expense of approximately $120,000. The lease agreement expires in June 2008 and provides for a three-year renewal option.

The Company believes that it will be able to, and intends to, sublease a substantial portion of the space available in its Boston, Massachusetts facility. The Company expects that there may be a shortfall between the remaining lease payments and any proposed sublease payments. The Company will record any charge related to this potential shortfall when, and if, it vacates this facility.

In August 2005, the Company entered into a noncancelable operating lease agreement in Woburn, Massachusetts to house certain research and administrative personnel. The new lease is for approximately 2,500 square feet of space resulting in annual rent expense of approximately $42,000. The lease agreement expires in August 2006.

8. Subsequent Events

In July 2005, Kenneth L. Rice, Jr. joined as Executive Vice President, Finance and Administration and Chief Financial Officer of the Company and Joseph Hernon resigned as Chief Financial Officer. Mr. Hernon is presently expected to continue employment with the Company until September 30, 2005. Under the terms of a proposed severance agreement, Mr. Hernon will be entitled to continued base salary and benefits for a period of nine-months commencing on his actual date of termination. The proposed severance also provides for the immediate acceleration of options to purchase 133,527 shares of the Company’s common stock held by Mr. Hernon and a two year period of exercisability for all unexercised options following the date of termination.

9. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). SFAS 123(R) revises SFAS No. 123 supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows,” (“FASB No. 95”). SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued Staff Accounting Bulletin SAB 107 (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In December 2004, the FASB determined that the effective date of SFAS 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, the Company is required to be compliant beginning January 1, 2006. The Company is evaluating if the adoption of SFAS 123(R) and SAB 107 will have a material impact on its results of operations and earnings per share. The Company is also evaluating the requirements of SFAS 123(R) and SAB 107 and has not yet determined the method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth in Note 4.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS No. 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material impact on its financial condition or results of operations.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not based on historical fact may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding expectations or beliefs as to future results or events, such as the expected timing and results of clinical trials, discussions with regulatory agencies, schedules of Investigational New Drug applications, or INDs, NDAs, and all other regulatory submissions, the timing of product introductions, the possible approval of products (including the ultimate approvability of the ALTROPANE® molecular imaging agent), and the market size and possible advantages of our products. All such forward-looking statements involve substantial risks and uncertainties, and actual results may vary materially from these statements. Factors that may affect future results include: the availability and adequacy of financial resources, delays in the regulatory or development processes, results from clinical and pre-clinical trials, regulatory decisions (including the discretion of the Food and Drug Administration, or FDA, following completion of our Phase III program to require us to conduct additional clinical trials in order to achieve approvability of ALTROPANE), market acceptance of our products, the ability to obtain intellectual property protection, the outcome of discussions with potential partners and other possible risks and uncertainties that have been noted in reports filed by us with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. If any of these risks actually occur, our business, financial condition, results of operations or liquidity would likely suffer. We undertake no intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

General

Description of Company

We are a biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases. At June 30, 2005, we are considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of June 30, 2005, we have experienced total net losses since inception of approximately $110,400,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as management executes its current business plan. The cash, cash equivalents, and marketable securities available at June 30, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2005 and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2005. We will therefore need to immediately raise additional capital through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in fundraising efforts. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all.

Our ability to continue development of our programs, including our Phase III program of ALTROPANE molecular imaging agent as a diagnostic for Parkinsonian Syndromes, or PS, the Phase II trial of ALTROPANE molecular imaging agent as a diagnostic for Attention Deficit Hyperactivity Disorder, or ADHD, and our pre-clinical programs including Inosine and O-1369 may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not immediately able to raise additional capital, we will not have sufficient funds to complete our Phase III clinical program of ALTROPANE as a diagnostic for PS or the Phase II trial of ALTROPANE as a diagnostic for ADHD.

Product Development

The ALTROPANE molecular imaging agent is being developed for two indications: the differential diagnosis of 1) PS (including Parkinson’s Disease, or PD), and non-PS in patients with tremor; and 2) ADHD. We have completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from non-PS movement disorders. In April 2004, we reached an agreement with the FDA under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE for the differentiation of PS tremors from tremors due to other, non-PS causes. Our Phase III clinical trial is designed to distinguish PS from non-PS in patients with tremors. In August 2005, under a new SPA, we reached agreement with FDA on an amended protocol, Parkinson’s or Essential Tremor–1, or POET-1, and a new protocol Parkinson’s or Essential Tremor–2, or POET-2. This new SPA agreement permits us to conduct two smaller Phase III trials and to reduce the statistical endpoint of the two trials from p<0.02 to p<0.05. FDA has agreed to allow all subjects currently enrolled under the terms of the old SPA to be retained for purposes of the new SPA. We believe that this revised clinical plan will provide the Company with earlier results and may increase the likelihood for first-time approval of ALTROPANE by FDA.

Under the new SPA, we currently expect for each of POET-1 and POET-2, to enlist approximately 30 centers in the United States, most of which are university-based, and to enroll a minimum of 332 patients (166 patients with Parkinsonian tremors and 166 patients with non-Parkinsonian tremors). Enrollment for POET-1 is ongoing. The primary endpoint for POET-1 and POET-2 will be the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of the internist or general practitioner. A diagnosis of a Movement Disorder Specialist, or MDS, will be utilized as the “gold standard”. We believe that, if the endpoints are met and no significant concerns or protocol deviations occur, these Phase III trials could provide the basis for an NDA submission and the ultimate approval of ALTROPANE. However, we can provide no assurance that the trials will be successful, that FDA will not request additional clinical trial data or other regulatory information before it will accept an NDA submission for ALTROPANE.

We are currently conducting our second Phase II trial of the ALTROPANE molecular imaging agent for the diagnosis of ADHD in adults using improved enrollment criteria, a simplified scanning procedure and algorithm adjustments for scan analysis. Patient enrollment in this trial has been constrained by our limited financial resources. We do not expect to be able to accelerate enrollment in this trial until such time as we raise sufficient additional capital.

Inosine is a proprietary axonal growth factor which specifically promotes axon outgrowth in CNS cells. In July 2004, we filed an IND application with the FDA for the use of Inosine to enhance motor function recovery after stroke. In September 2004, we announced that we had received a written response to our Inosine IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. Our response to the FDA clinical hold letter requires significant data gathering and analysis. This effort is ongoing. There is no assurance that our response, when completed, will be adequate, that we will be taken off clinical hold or that other preclinical studies will not be required by the FDA prior to initiating the Phase I trial.

Our earlier stage product candidates, O-1369 for the treatment of PD and the FLUORATEC™ molecular imaging agent for the diagnosis of PD and ADHD, are in preclinical development. However, further development of these product candidates, depends, in part, on our ability to raise additional capital. Troponin, our anti-angiogenic agent, and MDP14, a recombinant axon regeneration factor, are being considered for potential ocular indications. We are currently exploring our strategic alternatives related to Troponin and MDP14.

To date, we have not marketed, distributed or sold any products and, with the exception of ALTROPANE, all of our technologies and early-stage product candidates are in pre-clinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent standards with which we must comply with before we can test our product candidates in humans or make them commercially available. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors. Delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs. However, we do not currently expect to generate revenues from product sales for at least the next three years.

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Any delays we encounter in completing our clinical trial programs may adversely impact our competitive position in the markets in which we compete. Such delays may also adversely affect our financial position and liquidity.

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $13,300,000 on a cumulative basis.

Program	2nd Quarter 2005	Year to date	Cumulative
Diagnostic imaging	$457,000	$876,000	$17,672,000
Anti-angiogenesis	$87,000	$147,000	$13,554,000
CNS regeneration	$149,000	$288,000	$8,964,000
Other	$—	$50,000	$807,000

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. As of June 30, 2005, our estimate to complete POET-1 was approximately $4,100,000. However, there can be no assurance that it will not cost more to complete POET-1. We are currently analyzing what additional expenditures may be required to conduct POET-2 and cannot reasonably estimate the cost of POET-2 at this time.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities, research contracts, and the fair value and classification of equity instruments. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Marketable Securities

Our marketable securities consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the condensed consolidated balance sheet through other comprehensive income. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Condensed Consolidated Statement of Operations. We evaluate whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and our ability and intent to hold the security to maturity. To date, we have not recorded any other than temporary impairments related to our marketable securities. These marketable securities are classified as current assets because they are highly liquid and are available, as required, to meet working capital and other operating requirements.

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

Results of Operations

Three Months Ended June 30, 2005 and 2004

Our net loss was $2,397,797 during the three months ended June 30, 2005, as compared with $4,027,950 during the three months ended June 30, 2004. Our net loss attributable to common stockholders was $2,397,797 during the three months ended June 30, 2005 as compared with $4,143,258 during the three months ended June 30, 2004. Net loss attributable to common stockholders totaled $0.23 per share for the 2005 period as compared to $0.61 per share for the 2004 period. The decrease in net loss in the 2005 period was primarily due to lower research and development, general and administrative, and interest expense. The lower net loss attributable to common stockholders on a per share basis in the 2005 period was primarily due to a decrease in our net loss and an increase in weighted average shares outstanding of approximately 3,591,000 shares, which was primarily the result of the conversion of all outstanding shares of Series E Stock in February 2005 and the private placement of common stock completed in March 2005.

Research and development expenses were $1,442,286 during the three months ended June 30, 2005, as compared with $2,096,846 during the three months ended June 30, 2004. The decrease in the 2005 period was primarily attributable to a reduction in pre-clinical costs for Inosine of approximately $1,124,000 associated with certain animal toxicology studies completed in 2004. This decrease was partially offset by higher clinical trial costs for POET-1 of approximately $268,000 associated with increased enrollment and employee severance costs of approximately $251,000 in the 2005 period. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with POET-1 although these increases may be offset, in part, by lower costs associated with our pre-clinical program for Inosine. Our working capital constraints may limit our planned expenditures.

General and administrative expenses were $987,729 during the three months ended June 30, 2005, as compared with $1,757,454 during the three months ended June 30, 2004. The decrease in the 2005 period was primarily related to reduced legal and consulting expenses associated with the Settlement Agreement. As part of the Settlement Agreement, we paid $300,000 to I&S as reimbursement for certain expenses and approximately $278,000 to our former Chairman of the Board of Directors in connection with consulting and separation agreements. In addition, we incurred higher legal fees of approximately $409,000 in the 2004 period primarily related to the Settlement Agreement. This reduction was partially offset by higher compensation and recruiting expenses of approximately $92,000 in the 2005 period. We currently anticipate that our general and administrative expenses will increase over the next twelve months due to required personnel additions and costs associated with the Sarbanes-Oxley Act of 2002.

Interest expense was $2,065 during the three months ended June 30, 2005, as compared with $208,868 during the three months ended June 30, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the Notes.

Investment income was $34,283 during the three months ended June 30, 2005, as compared with $35,218 during the three months ended June 30, 2004. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2005 period offset by lower realized losses of approximately $10,000 in the 2005 period.

There was no accrual of preferred stock dividends during the three months ended June 30, 2005, as compared with $115,308 during the three months ended June 30, 2004. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the Holders of Series E Stock, whereby the holders agreed to convert their Series E Stock into common stock. The conversion resulted in an absence of preferred stock dividends in the 2005 period.

Six Months Ended June 30, 2005 and 2004

Our net loss was $4,742,005 during the six months ended June 30, 2005, as compared with $6,750,424 during the six months ended June 30, 2004. Net loss attributable to common stockholders, including a charge related to a modification of warrants held by Holders of $655,992 in the 2005 period, was $5,457,520 during the six months ended June 30, 2005 as compared with $7,010,015 during the six months ended June 30, 2004. Net loss attributable to common stockholders totaled $0.58 per share for the 2005 period as compared to $1.03 per share for the 2004 period. The decrease in net loss in the 2005 period was primarily due to lower research and development, general and administrative, and interest expense. The lower net loss attributable to common stockholders on a per share basis in the 2005 period was primarily due to the decrease in net loss and an increase in weighted average shares outstanding of approximately 2,532,000 shares, which was primarily the result of the conversion of all outstanding shares of Series E Stock in February 2005 and the private placement of common stock completed in March 2005. The increase in weighted average shares outstanding was partially offset by a charge related to the modification of warrants held by preferred stock holders recognized in the 2005 period which did not occur in the 2004 period.

Research and development expenses were $2,732,748 during the six months ended June 30, 2005, as compared with $3,685,273 during the six months ended June 30, 2004. The decrease in the 2005 period was primarily attributable to lower pre-clinical costs for Inosine of approximately $1,829,000 associated with certain animal toxicology studies. This decrease was partially offset by higher program costs for the ALTROPANE molecular imaging agent for PD of approximately $474,000 primarily associated with increased enrollment in POET-1, higher payroll costs in the 2005 period of approximately $161,000 due to increased headcount and employee severance costs of approximately $251,000 in the 2005 period.

General and administrative expenses were $2,000,665 during the six months ended June 30, 2005, as compared with $2,739,874 during the six months ended June 30, 2004. The decrease in the 2005 period was primarily related to lower legal and consulting expenses largely associated with the Settlement Agreement. As part of the Settlement Agreement, we paid $300,000 to I&S as reimbursement for certain expenses and approximately $278,000 to our former Chairman of the Board of Directors in connection with consulting and separation agreements. In addition, we incurred higher legal fees of approximately $684,000 in the 2004 period primarily related to the Settlement Agreement. This decrease was partially offset by higher legal fees of approximately $75,000 in connection with patent and intellectual property efforts, an increase of approximately $124,000 primarily associated with a special meeting of stockholders held in February 2005, and higher compensation and recruiting costs of $196,000 related to increased headcount.

Interest expense was $45,965 during the six months ended June 30, 2005, as compared with $417,736 during the six months ended June 30, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the Notes. This decrease was partially offset by non-cash interest expense of approximately $44,000 incurred in February 2005 when the company agreed to lower the exercise price of the ISVP Warrant in return for its immediate exercise in cash.

Investment income was $39,605 during the six months ended June 30, 2005, as compared with $92,459 during the six months ended June 30, 2004. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances.

Accrual of preferred stock dividends and modification of warrants held by preferred stock holders was $715,515 during the six months ended June 30, 2005, as compared with $259,591 during the six months ended June 30, 2004. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the Holders of Series E Stock, whereby the holders agreed to convert their Series E Stock into common stock. The conversion resulted in an absence of preferred stock dividends in the 2005 period. We agreed to pay a dividend of $564.44 for each share of Series E Stock held by the Holders that was converted and to lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during the 2005 period related to the accrual of preferred stock dividends as compared with $259,591 during the 2004 period.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $4,649,308 during the six months ended June 30, 2005 as compared with $5,997,225 during the six months ended June 30, 2004. Net cash provided by investing activities totaled $13,297 during the six months ended June 30, 2005 as compared with $1,021,603 during the six months ended June 30, 2004. The difference in investing activities principally reflects the purchase of marketable securities with the proceeds from the private placements described below, net of the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $5,694,432 during the six months ended June 30, 2005 as compared with cash used for financing activities of $26,415 during the six months ended June 30, 2004. The difference in financing activities principally reflects the effect of the private placements described below.

As of June 30, 2005, we had incurred total net losses since inception of approximately $110,400,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended June 30, 2005, is as follows:

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

At June 30, 2005, we had available cash, cash equivalents, and marketable securities of approximately $2,661,000 and working capital of approximately $1,158,000. The cash, cash equivalents, and marketable securities available at June 30, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2005 and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2005. We will therefore need to immediately raise additional capital through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering in order to continue as a going concern. We are currently engaged in fundraising efforts. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all.

Contractual Obligations and Commitments

In June 2005, we entered into a noncancelable operating lease agreement for new office space in Hopkinton, Massachusetts to house our executive and certain research and administrative personnel. The new lease is for approximately 5,300 square feet of space resulting in annual rent expense of approximately $120,000. We believe that we will be able to, and intend to, sublease a substantial portion of the space available in our Boston, Massachusetts facility. We expect that there may be a shortfall between the remaining lease payments and any proposed sublease payments. We will record any charge related to this potential shortfall when, and if, we vacate this facility. In August 2005, we entered into a noncancelable operating lease agreement in Woburn, Massachusetts to house certain research and administrative personnel. The new lease is for approximately 2,500 square feet of space resulting in annual rent expense of approximately $42,000. The lease agreement expires in August 2006.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS 123(R). SFAS 123(R) revises SFAS No. 123, supersedes APB 25, and amends FASB No. 95. SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued SAB 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In December 2004, the FASB determined that the effective date of SFAS 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, the Company is required to be compliant beginning January 1, 2006. The Company is evaluating if the adoption of SFAS 123(R) and SAB 107 will have a material impact on its results of operations and earnings per share. The Company is also evaluating the requirements of SFAS 123(R) and SAB 107 and has not yet determined the method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth in Note 4.

In May 2005, the FASB issued SFAS No. 154. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial condition or our results of operations.

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

Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. The majority of biotechnology companies are development stage companies. As of June 30, 2005, we had incurred cumulative net losses of approximately $110,400,000 since inception. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE MAY NEED TO SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES.

We require significant funds to conduct research and development activities, including pre-clinical studies and clinical trials of our technologies, and to commercialize our product candidates. Because the successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to develop and commercialize them. Our funding requirements depend on many factors, including:

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

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as management executes our current business plan. The cash, cash equivalents, and marketable securities available at June 30, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2005 and our ability to control certain costs, including those related to clinical trial programs, pre-clinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2005. We will therefore need to immediately raise additional capital through a collaboration, merger or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering in order to continue as a going concern. We are currently engaged in fundraising efforts. There can be no assurance, however, that we will be successful or that additional funds will be available on acceptable terms, if at all.

Our ability to continue development of our programs, including POET-1 and POET-2, the Phase II trial of ALTROPANE molecular imaging agent as a diagnostic for ADHD, and our pre-clinical programs including Inosine and O-1369 may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not immediately able to raise additional capital, we will not have sufficient funds to complete POET-1, POET-2 or the Phase II trial of ALTROPANE molecular imaging agent as a diagnostic for ADHD.

Risks Related to Commercialization

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP OUR PRODUCT CANDIDATES INTO COMMERCIAL PRODUCTS.

To date, we have not marketed, distributed or sold any products and, with the exception of the ALTROPANE molecular imaging agent, all of our technologies and early-stage product candidates are in pre-clinical development. The success of our business depends primarily upon our ability to successfully develop and commercialize our product candidates. Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which research and development efforts are initiated ultimately result in an approved product. If we are unable to successfully commercialize the ALTROPANE molecular imaging agent or any of our other product candidates, our business would be materially harmed.

EVEN IF WE RECEIVE APPROVAL TO MARKET OUR DRUG CANDIDATES, THE MARKET MAY NOT BE RECEPTIVE TO OUR DRUG CANDIDATES UPON THEIR COMMERCIAL INTRODUCTION, WHICH COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING OUR PRODUCTS AND FROM BEING PROFITABLE.

Even if our drug candidates are successfully developed, our success and growth will also depend upon the acceptance of these drug candidates by physicians and third-party payors. Acceptance of our product development candidates will be a function of our products being clinically useful, being cost effective and demonstrating superior diagnostic or therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time.

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

We will be required to demonstrate, through pre-clinical testing and clinical trials, that our product candidates are safe and effective before we can obtain regulatory approval for the commercial sale of our product candidates. Pre-clinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Product candidates that appear promising in the early phases of development, such as in pre-clinical study or in early human clinical trials, may fail to demonstrate safety and efficacy in clinical trials.

Except for the ALTROPANE molecular imaging agent, we have not yet received IND approval from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary pre-clinical data for the filing of an IND. The FDA may request additional pre-clinical data before allowing us to commence clinical trials. As an example, the FDA has requested additional information before it will consider approving our IND filing for one of our product candidates, Inosine. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

We are currently enrolling patients in POET-1 and have a written agreement with the FDA relating to the design and analysis of the study protocol for this Phase III trial. The primary endpoint of POET-1 and POET-2 will be confirmation of the hypothesis that the diagnostic accuracy of ALTROPANE is significantly superior to the diagnostic accuracy of the internist or general practitioner, when compared against the “gold standard” of diagnosis by an MDS. We will need to complete the studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that these Phase III clinical trials will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.

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

OUR PRODUCT CANDIDATES ARE SUBJECT TO RIGOROUS REGULATORY REVIEW AND, EVEN IF APPROVED, REMAIN SUBJECT TO EXTENSIVE REGULATION.

Our technologies and product candidates must undergo a rigorous regulatory approval process which includes extensive pre-clinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. Our research and development activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The clinical trial and regulatory approval process usually requires many years and substantial cost. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

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

Risks Related to our Intellectual Property

IF WE ARE UNABLE TO SECURE ADEQUATE PATENT PROTECTION FOR OUR TECHNOLOGIES, THEN WE MAY NOT BE ABLE TO COMPETE EFFECTIVELY AS A BIOTECHNOLOGY COMPANY.

At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in the field of CNS diseases, our primary scientific area of research and development. Our competitors may seek patent protection for their technologies, and such patent applications or rights might conflict with the patent protection that we are seeking for our technologies. If we do not obtain patent protection for our technologies, or if others obtain patent rights that block our ability to develop and market our technologies, our business prospects may be significantly and negatively affected. Further, even if patents can be obtained, these patents may not provide us with any competitive advantage if our competitors have stronger patent positions or if their product candidates work better in clinical trials than our product candidates. Our patents may also be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products.

Our patent strategy is to obtain broad patent protection, in the United States and in major developed countries, for our technologies and their related medical indications. Risks associated with protecting our patent and proprietary rights include the following:

•	Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office, the USPTO, requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interference or litigation proceeding;

•	Our patents may infringe the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and propriety know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.

WE IN-LICENSE A SIGNIFICANT PORTION OF OUR INTELLECTUAL PROPERTY AND IF WE FAIL TO COMPLY WITH OUR OBLIGATIONS UNDER ANY OF THE RELATED AGREEMENTS, WE COULD LOSE LICENSE RIGHTS THAT ARE NECESSARY TO DEVELOP OUR PRODUCT CANDIDATES.

We are a party to and rely on a number of in-license agreements with third parties, such as those with Harvard and its Affiliates, that give us rights to intellectual property that is necessary for our business. In addition, we expect to enter into additional licenses in the future. Our current in-license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

If any parties successfully claim that our creation or use of proprietary technologies infringes upon their intellectual property rights, we might be forced to pay damages, potentially including treble damages, if we are found to have willfully infringed on such parties’ patent rights. In addition to any damages we might have to pay, a court could require us to stop the infringing activity or obtain a license. Any license required under any patent may not be made available on commercially acceptable terms, if at all. In addition, such licenses are likely to be non-exclusive and, therefore, our competitors may have access to the same technology licensed to us. If we fail to obtain a required license and are unable to design around a patent, we may be unable to effectively market some of our technology and products, which could limit our ability to generate revenues or achieve profitability and possibly prevent us from generating revenue sufficient to sustain our operations. We might be required to redesign the formulation of a product candidate so that it does not infringe, which may not be possible or could require substantial funds and time. Ultimately, we could be prevented from commercializing a product or be forced to cease some aspect of our business operations if we are unable to enter into license agreements that are acceptable to us. Moreover, we expect that a number of our collaborations will provide that royalties payable to us for licenses to our intellectual property may be offset by amounts paid by our collaborators to third parties who have competing or superior intellectual property positions in the relevant fields, which could result in significant reductions in our revenues from products developed through collaborations.

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

Risks Related to our Dependence on Third Parties

IF ANY COLLABORATOR TERMINATES OR FAILS TO PERFORM ITS OR THEIR OBLIGATIONS UNDER AGREEMENTS WITH US, THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE DELAYED OR TERMINATED.

We are dependent on expert advisors and our collaborations with research and development service providers. Our business could be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, we have limited internal research capability and have elected to outsource substantially all of our research and development, pre-clinical and clinical activities. As a result, we are dependent upon our network of expert advisors and our collaborations with other research and development service providers for the development of our technologies and product candidates. These expert advisors are not our employees but provide us with important information and knowledge that may enhance our product development strategies and plans. Our collaborations with research and development service providers are important for the testing and evaluation of our technologies, in both the pre-clinical and clinical stages.

Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard University and its affiliated hospitals, or Harvard and its Affiliates. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:

•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Boston Life Sciences, Inc.; Senior Scientific Advisor, Schwarz Pharma AG.

•	Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Marc E. Lanser, M.D., Scientific Advisory Board Member, Boston Life Sciences, Inc.; President and CEO FluoroPharma.

•	Robert Licho, M.D., Chief, Division of Nuclear Medicine, UMass Memorial Medical Center; Associate Professor, University of Massachusetts Medical School.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

Dr. Benowitz, Dr. Bianchine, Dr. Lanser and Dr. Licho provide scientific consultative services resulting in total payments of approximately $200,000 per year. Dr. Benowitz provides scientific consultative services primarily related to the research and development of Inosine and MDP14. Dr. Licho provides scientific consultative services primarily related to the research and development of ALTROPANE molecular imaging agent. Dr. Bianchine and Dr. Lanser provide scientific consultative services as members of our Scientific Advisory Board.

We do not have a formal agreement with Dr. Meltzer individually but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.

Our collaborations with Harvard and its Affiliates and other institutions include:

•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Organix in Woburn, Massachusetts which manufactures our compounds for the treatment of PD and provides non-radioactive ALTROPANE for FDA mandated studies;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the ALTROPANE molecular imaging agent;

•	Chemic Laboratories in Canton, Massachusetts which provides ALTROPANE raw material and performs certain analytic services for our pre-clinical programs;

•	Bio-Concept in Derry, New Hampshire which performs certain analytic and packaging services for us; and

•	Charles River Laboratories in Worcester, Massachusetts which conducts pre-clinical toxicology and efficacy studies for us.

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

Under the terms of our license agreements with Harvard and its Affiliates, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective license agreement. Among other things, the technologies licensed under these agreements include:

•	ALTROPANE molecular imaging agent compositions and methods of use; and

•	Inosine compositions and methods of use.

Generally, each license agreement is effective until the patent relating to the technology expires. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on Inosine expire in 2017.

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

Since inception, we have paid Harvard and its Affiliates under the terms of our current License Agreements approximately $800,000 in initial licensing fees and milestone payments. The License Agreements obligate us to pay up to an aggregate of $4,220,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development. Two of our early-stage licenses with Harvard University were terminated during the three months ended June 30, 2005, resulting in lower potential future milestone payments.

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

To date, our operations have primarily focused on the pre-clinical development of most of our technologies, as well as conducting clinical trials for certain of our technologies. We currently expect that the continued development of our technologies will result in the initiation of additional clinical trials. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. We face significant competition in seeking appropriate collaborators. Collaboration arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements, and the terms of any such collaboration or alternative arrangement may not be favorable to us. There is no certainty that:

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

To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD. To date, GE Healthcare has obtained marketing approval only in Europe, and to the best of our knowledge, is not presently seeking approval in the United States. However, GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market will make it difficult for us to successfully market ALTROPANE in Europe.

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

Substantially all biotechnology products are distributed to patients by physicians and hospitals, and in most cases, such patients rely on insurance coverage and reimbursement to pay for some or all of the cost of the product. In recent years, the continuing efforts of government and third party payors to contain or reduce health care costs have limited, and in certain cases prevented, physicians and patients from receiving insurance coverage and reimbursement for medical products, especially newer technologies. Our ability to generate adequate revenues and operating profits could be adversely affected if such limitations or restrictions are placed on the sale of our products. Specific risks associated with medical insurance coverage and reimbursement include:

•	Significant uncertainty exists as to the reimbursement status of newly approved health care products, and third-party payors are increasingly challenging the prices charged for medical products and services;

•	Adequate insurance coverage may not be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our development costs. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected;

•	Health maintenance organizations and other managed care companies may seek to negotiate substantial volume discounts for the sale of our products to their members thereby reducing our profit margins; and

•	In recent years, other bills proposing comprehensive health care reform have been introduced in Congress that would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. It is uncertain if any legislative proposals will be adopted and how federal, state or private payors for health care goods and services will respond to any health care reforms.

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

WE HAVE LIMITED MANUFACTURING CAPACITY AND MARKETING INFRASTRUCTURE AND EXPECT TO BE HEAVILY DEPENDENT UPON THIRD PARTIES TO MANUFACTURE AND MARKET APPROVED PRODUCTS.

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

With respect to our most advanced product candidate, ALTROPANE molecular imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2005, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE molecular imaging agent. We also paid MDS Nordion approximately $900,000 to establish a GMP certified manufacturing process for the production of ALTROPANE. Finally, we agreed to minimum monthly purchases of ALTROPANE through December 31, 2005. The agreement provides for MDS Nordion to manufacture the ALTROPANE molecular imaging agent for our future clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a GMP manufacturing process for ALTROPANE.

We currently have a limited marketing infrastructure. In order to earn a profit on any future product, we will be required to invest in the necessary sales and marketing infrastructure or enter into collaborations with third parties with respect to executing sales and marketing activities. We may encounter difficulty in negotiating sales and marketing collaborations with third parties on favorable terms for us. Most of the companies who can provide such services are financially stronger and more experienced in selling pharmaceutical products than we are. As a result, they may be in a position to negotiate an arrangement that is more favorable to them. We could experience significant delays in marketing any of our products if we are required to internally develop a sales and marketing organization or establish collaborations with a partner. There are risks involved with establishing our own sales and marketing capabilities. We have no experience in performing such activities and could incur significant costs in developing such a capability.

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

Risks Related to Employees and Growth

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.

Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer, Mark Pykett, our President and Chief Operating Officer and Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer to be key to our efforts to develop and commercialize our product candidates. The loss of the service of any of these key executives may significantly delay or prevent the achievement of product development and other business objectives. We do not have employment agreements with any of these key executives, although we expect to enter into employment and non-compete agreements with Messrs. Savas, Pykett and Rice. We do not presently carry key person life insurance on any of our scientific or management personnel.

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

Item 3 – Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.

Item 4 – Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6: EXHIBITS

(a) Exhibits.

10.1	Severance and Settlement Agreement and Release dated June 9, 2005, by and between the Company and Marc E. Lanser M.D. (1)

10.2	Consulting Agreement, dated as of June 9, 2005, by and between the Company and Marc E. Lanser (1)

10.3	Lease, dated as of June 9, 2005, by and between the Company and Straly Corporation (relating to Hopkinton, Massachusetts lease) (1)

10.4	Amendment, dated May 11, 2004, to License Agreement between The President and Fellows of Harvard College and the Company dated March 15, 2000 (1)

10.5	Amendment, dated May 18, 2004, to License Agreement between Children’s Medical Center Corporation and the Company dated December 15, 1998 (1)

10.6	Amendment, dated May 7, 2004, to License Agreement between The President and Fellows of Harvard College and the Company dated December 10, 2003 (1)

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: August 15, 2005	/s/ PETER G. SAVAS
Peter G. Savas Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr. Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)