Form 10-Q
period 2005-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2005-11-14
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-6533

BOSTON LIFE SCIENCES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0277826
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

85 Main Street, Hopkinton, Massachusetts	01748
(Address of Principal Executive Offices)	(Zip Code)

(508) 497-2360

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒.

As of November 7, 2005 there were 16,475,924 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.

INDEX TO FORM 10-Q

		Page
Part I Financial Information

Item 1	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	1

	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004, and for the period from inception (October 16, 1992) to September 30, 2005	2

	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004, and for the period from inception (October 16, 1992) to September 30, 2005	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4	Controls and Procedures	36

Part II Other Information

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 4	Submission of Matters to a Vote of Security Holders	37

Item 6	Exhibits	38

SIGNATURES		39

Part I – Financial Information

Item 1 – Financial Statements

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
Assets
Current assets:
Cash and cash equivalents	$2,971,089	$152,971
Marketable securities	9,437,508	1,490,119
Other current assets	436,638	145,153

Total current assets	12,845,235	1,788,243
Fixed assets, net	331,481	400,178
Other assets	440,621	356,292

Total assets	$13,617,337	$2,544,713

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,160,223	$1,975,773
Accrued lease (Note 5)	107,024	—

Total current liabilities	2,267,247	1,975,773
Accrued lease, excluding current portion (Note 5)	281,583	—

Total liabilities	2,548,830	1,975,773

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; none and 561.3 shares Convertible Series E issued and outstanding at September 30, 2005 and December 31, 2004 (liquidation preference of $5,868,464), respectively	—	3,501,539
Common stock, $.01 par value; 80,000,000 shares authorized; 16,423,897 and 6,892,856 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	164,239	68,929
Additional paid-in capital	124,854,182	102,649,933
Accumulated other comprehensive loss	(11,198)	(4,617)
Deficit accumulated during development stage	(113,938,716)	(105,646,844)

Total stockholders’ equity	11,068,507	568,940

Total liabilities and stockholders’ equity	$13,617,337	$2,544,713

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception (October 16, 1992) to September 30, 2005
	2005	2004	2005	2004
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	1,678,783	1,763,194	4,411,531	5,448,467	70,198,906
General and administrative	1,897,892	611,074	3,898,556	3,350,948	33,717,826
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	3,576,675	2,374,268	8,310,087	8,799,415	116,063,276

Loss from operations	(3,576,675)	(2,374,268)	(8,310,087)	(8,799,415)	(115,163,276)
Other expenses	—	—	(2,232)	—	(1,582,853)
Interest expense	—	(208,868)	(45,965)	(626,604)	(4,302,418)
Investment income	26,807	32,874	66,412	125,333	7,109,831

Net loss	(3,549,868)	(2,550,262)	(8,291,872)	(9,300,686)	(113,938,716)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock holders	—	(111,431)	(715,515)	(371,022)	(1,229,589)

Net loss attributable to common stockholders	$(3,549,868)	$(2,661,693)	$(9,007,387)	$(9,671,708)	$(123,231,017)

Basic and diluted net loss attributable to common stockholders per share	$(0.30)	$(0.39)	$(0.88)	$(1.43)

Weighted average shares outstanding	11,987,721	6,865,951	10,220,594	6,762,802

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		From Inception (October 16, 1992) to September 30, 2005
	2005	2004
Cash flows from operating activities:
Net loss	$(8,291,872)	$(9,300,686)	$(113,938,716)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	43,900	300,316	1,648,675
Non-cash charges related to options, warrants and common stock	48,821	109,643	4,247,588
Amortization and depreciation	157,012	166,072	2,345,929
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(291,485)	232,417	422,325
Increase in accounts payable and accrued expenses	439,914	260,161	1,387,558
Increase in accrued lease	388,607	—	388,607

Net cash used for operating activities	(7,505,103)	(8,232,077)	(87,500,990)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(88,315)	(6,874)	(1,431,935)
Increase in other assets	(84,329)	(98,982)	(794,256)
Increase in restricted cash and marketable securities	—	(67,742)	—
Purchases of marketable securities	(14,154,003)	(6,390,227)	(126,281,093)
Sales and maturities of marketable securities	6,200,033	8,745,073	116,832,387

Net cash (used for) provided by investing activities	(8,126,614)	2,181,248	(9,916,860)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,830,243	7,496	63,575,992
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments	(314,987)	—	(516,747)
Payments of financing costs	(65,421)	(27,664)	(5,529,945)

Net cash provided by (used for) financing activities	18,449,835	(20,168)	100,388,939

Net increase (decrease) in cash and cash equivalents	2,818,118	(6,070,997)	2,971,089
Cash and cash equivalents, beginning of period	152,971	6,088,458	—

Cash and cash equivalents, end of period	$2,971,089	$17,461	$2,971,089

Supplemental cash flow disclosures:
Non-cash transactions (see Note 6)

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2005

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

As of September 30, 2005, the Company has experienced total net losses since inception of approximately $114,000,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as management executes its current business plan. The cash, cash equivalents, and marketable securities available at September 30, 2005 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents, and marketable securities available at September 30, 2005 and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through June 2006. The Company will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. The Company is currently engaged in collaboration and other related fundraising efforts. There can be no assurance, however, that the Company will be successful in its collaboration or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with the common stock financing completed by the Company in March 2005, the Company agreed with the purchasers in such financing (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. On November 1, 2005, the closing price of the Company’s common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company. If the Company is unable to raise additional capital it may need to reduce, cease or delay one or more of its research or development programs.

There have been a number of developments in the last twelve months which have simplified the Company’s capital structure. In November 2004, the Company utilized funds set aside in a restricted account to repay in full the Company’s 10% Convertible Senior Secured Promissory Notes (the “Notes”). In February 2005, the Company entered into agreements with the holders (the “Holders”) of 557.3 shares of Series E Cumulative Convertible Preferred Stock (the “Series E Stock”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended (the “Securities Act”). Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right was terminated. On February 4, 2005, the stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

of Series E Stock upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders of the Series E Stock was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.

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

Stock options and warrants to purchase approximately 3.7 million and 3.2 million shares of common stock were outstanding at September 30, 2005 and 2004, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2005, which could generate proceeds to the Company of up to approximately $25,000,000, could potentially dilute earnings per share in the future.

3. Comprehensive Loss

The Company had total comprehensive loss of $3,563,095 and $2,539,485 for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, total comprehensive loss was $8,298,453 and $9,315,173, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.

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

The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss, as reported	$(3,549,868)	$(2,550,262)	$(8,291,872)	$(9,300,686)
Add: Stock-based employee compensation expense recognized	—	—	—	106,064
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(389,636)	(259,198)	(1,303,866)	(958,641)

Pro forma net loss	(3,939,504)	(2,809,460)	(9,595,738)	(10,153,263)
Accrual of preferred stock dividends and modification of warrants held by preferred stock holders	—	(111,431)	(715,515)	(371,022)

Pro forma net loss attributable to common stockholders	$(3,939,504)	$(2,920,891)	$(10,311,253)	$(10,524,285)

Basic and diluted loss per share:
As reported	$(0.30)	$(0.39)	$(0.88)	$(1.43)

Pro forma	$(0.33)	$(0.43)	$(1.01)	$(1.56)

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

5. Relocation and Sublease

In September 2005, the Company relocated its headquarters to office space located in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located on the fourth and fifth floors of a building in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the Small Army Sublease and Dell Sublease (each as defined below), each of which runs through the term of the Lease Agreement. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula.

In September 2005, the Company entered into a Sublease Agreement (the “Small Army Sublease”) with Small Army, Inc., as subtenant (“Small Army”), to sublease approximately 3,300 rentable square feet on the fourth floor of the Premises. The initial term of the Small Army Sublease is eighty months beginning on October 1, 2005. Pursuant to the terms of the Small Army Sublease, Small Army has agreed to pay: (i) $8,800 in base rent per month from March 1, 2006 through May 30, 2009 and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Small Army has agreed to pay the Company a proportionate share of the Company’s additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.

In September 2005, the Company entered a Sublease Agreement (the “Dell Sublease”) with Dell Mitchell Architects, Inc., as subtenant (“Dell”), to sublease approximately 3,300 rentable square feet on the fifth floor of the Premises. The initial term of the Dell Sublease is eighty-one months beginning on September 1, 2005. Pursuant to the terms of the Dell Sublease, Dell has agreed to pay: (i) $8,800 in base rent per month from March 16, 2006 through May 30, 2009 and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Dell has agreed to pay the Company a proportionate share of the Company’s additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.

As a result of the company’s relocation, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated using discounted estimated cash flows described above for the Small Army Sublease and the Dell Sublease. As prescribed by SFAS 146, a credit-adjusted risk-free rate was used to discount the estimated cash flows. This rate was estimated to be 15% at September 30, 2005. The expense and accrual recorded in accordance with SFAS 146 requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

The activity related to the lease accrual at September 30, 2005, is as follows:

	Accrual, third quarter 2005	Cash Payments, net of sublease receipts third quarter 2005	Accrual at September 30, 2005
Lease Amendment	$405,942	$17,335	$388,607
Short-term portion of lease accrual			107,024

Long-term portion of lease accrual			$281,583

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

During the three months ended September 30, 2005, the Company recorded approximately $332,000 in general and administrative expenses related to the net carrying costs of the Lease Amendment. During the three months ended September 30, 2005, the Company recorded approximately $5,000 of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

6. Stockholders’ Equity

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

Preferred Stock

In February 2005, the Company entered into agreements with the Holders of 557.3 shares of Series E Stock, whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders during the first quarter of 2005 in connection with this repricing. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right was terminated. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders of the Series E Stock was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.

Warrant Exercises

In February 2005, in consideration of the immediate exercise of warrants in cash, the Company agreed to lower the exercise price of a warrant to purchase 100,000 shares (the “ISVP Warrant”) of the Company’s common stock held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) from $5.00 to $2.25 per share and to lower the exercise price of warrants to purchase 200,000 (the “Gipson Warrant”) and 164,025 (the “Monoyios Warrant”) shares of the Company’s common stock held by Robert L. Gipson (“Gipson”) and Nikolaos D. Monoyios from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant, the Gipson Warrant and the Monoyios Warrant. The Company recorded a charge of approximately $316,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 2 years), to stockholders’ equity during the first quarter of 2005 in connection with the changes to the Gipson Warrant and the Monoyios Warrant. The Company recorded a charge of approximately $44,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to interest expense during the first quarter of 2005 in connection with the changes to the ISVP Warrant.

Private Placements

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

On September 7, 2005, the Company completed a private placement of 6,000,000 shares of its common stock raising approximately $12,780,000 in gross proceeds. The investors in the private placement included Gipson, Boucher and other affiliates of I&S. In connection with the private placement, the Company agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors. The Company obtained the waiver of a requisite percentage of the March 2005 Investors to issue shares in the private placement at a per share price less than $2.50.

Cancellation and Regrant of Stock Options

On March 11, 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of Statement No. 123(R) “Share-Based Payments” (“SFAS 123(R)”) (see Note 11), the Company will record a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced until the earlier of (i) the exercise of these options or (ii) the expiration or cancellation of these options. The amount of the charge will be adjusted quarterly based upon the intrinsic value of the options then outstanding at the end of each quarter.

Rights Agreement

On March 14, 2005, the Company and Continental Stock Transfer & Trust Company amended the Rights Agreement dated as of September 11, 2001, to amend the definition of Exempt Person to include all purchasers of shares of the Company’s common stock in connection with the Company’s private placement completed in March 2005.

7. Settlement and Standstill Agreement; Severance and Settlement Agreement and Release

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

The Investor Group agreed not to seek the removal of any of the directors prior to March 31, 2005 and entered into a mutual release of claims with the Company, Mr. Hillson and Dr. Lanser. As contemplated by the Settlement Agreement, the Company obtained a release of the security interest on its property collateralizing its Notes held by ISVP by providing an irrevocable standby letter of credit in the amount of $4,785,550 to collateralize the Notes. The Company also paid $300,000 to I&S as reimbursement for certain expenses as part of the settlement. The $300,000 payment is included in General and Administrative Expenses during the nine months ended September 30, 2004.

In May 2004, the Company also entered into a separation agreement with Mr. Hillson regarding his retirement. The separation agreement requires that Mr. Hillson continue to satisfy his obligations under the non-competition, confidentiality, invention assignment and non-solicitation provisions of his previous agreement with the Company and that he release the Company from claims related to his former employment with the Company and his position on the Board of Directors. Mr. Hillson’s separation agreement provided for a lump sum payment of $187,500, which represented the balance of consulting fees due to Mr. Hillson under his previous agreement with the Company, and a lump sum payment of $90,000 in recognition of Mr. Hillson’s contributions to the Company and loss of certain other benefits under his previous agreement with the Company. The Company recorded a charge of $277,500 in the second quarter of 2004 related to these payments. Pursuant to the terms of the separation agreement, the Company granted options to Mr. Hillson to purchase 40,000 shares of common

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

stock at an exercise price of $5.00 per share and cancelled options previously granted to Mr. Hillson to purchase 80,000 shares of common stock at exercise prices ranging from $18.13 per share to $39.06 per share. The separation agreement further provided that all of Mr. Hillson’s remaining stock options fully vest. FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” requires the Company to employ variable accounting when there is both an option issuance and an option cancellation within a six month period. In addition to the 40,000 options issued in June, Mr. Hillson was awarded options in March 2004 to purchase 39,000 shares of common stock at an exercise price of $6.35 in connection with his services as a director of the Company. Of the options awarded in March 2004, 14,000 were attributed to Mr. Hillson’s previous consulting agreement, and accordingly, the Company recorded a charge of approximately $56,000 representing the fair value of these options as determined using the Black-Scholes pricing model. In addition, the Company will record a charge equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the remaining 65,000 options which are deemed to have been repriced through the earlier of (i) the exercise of these options or (ii) the expiration of these options in the second quarter of 2008. The amount of the charge will be adjusted quarterly based upon the intrinsic value of the options then outstanding at the end of each quarter.

In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee, and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the indemnity agreement and has determined that the fair value of this obligation is immaterial at September 30, 2005.

On June 10, 2004, the Company entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitles Dr. Lanser to receive continued base salary and benefits for a period of nine months and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provided that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its preclinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested. The Company recorded a charge of approximately $22,000 and $36,000 during the three and nine months ended September 30, 2005 related to this modification of Dr. Lanser’s options.

On September 12, 2005, the Company entered into a Severance and Settlement Agreement and Release with Joseph Hernon, the Company’s former Chief Financial Officer. The agreement entitles Mr. Hernon to receive continued base salary and benefits for a period of nine months commencing on October 1, 2005. The Company recorded a charge of approximately $204,000 during the quarter ended September 30, 2005 related to this obligation. The settlement agreement also provided that Mr. Hernon’s unvested options to purchase 74,182 shares of common stock fully vested as of Mr. Hernon’s termination date, September 30, 2005. The settlement agreement further provided that Mr. Hernon’s options to purchase 133,527 shares of common stock, including the 74,182 accelerated options, be exercisable on their stated terms and conditions from his

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

termination date through and including September 30, 2007. These options had an exercise price greater than the market value of the Company’s stock at that time; hence, in accordance with APB 25 and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation – an Interpretation of APB Opinion No. 25,” no compensation expense was recorded in the condensed consolidated statements of operations.

8. Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

License Agreements

Since inception, the Company has paid Harvard University and its affiliates under the terms of its current license agreements (the “License Agreements”) approximately $800,000 in initial licensing fees and milestone payments. The License Agreements obligate the Company to pay up to an aggregate of approximately $4,220,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of a New Drug Application or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development. The Company is also required to pay certain fees for annual license maintenance and continuation-in-part patent applications.

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

The Company enters into arrangements with certain service providers to perform research, development and clinical services for the Company. Under the terms of these arrangements, such service providers may use the Company’s technologies in performing their services. The Company enters into standard indemnification agreements with those service providers, whereby the Company indemnifies them for any liability associated with their use of the Company’s technologies. The maximum potential amount of future payments the Company would be required to make under these indemnification agreements is unlimited; however, the Company has product liability and general liability policies that enable the Company to recover a portion of any amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

9. FluoroPharma, Inc. Amendment

In July 2005, the Company reached an agreement with FluoroPharma, Inc. (“FluoroPharma”) to terminate a development agreement between the Company and FluoroPharma relating to FluoroPharma’s Position Emission Tomography (PET) imaging agents in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. The Company accounts for this investment under the cost method. The carrying amount of this investment was not material at September 30, 2005. In June 2005, Dr. Lanser, the Company’s former Chief Medical Officer, left the Company to become FluoroPharma’s President and CEO.

Boston Life Sciences, Inc.

(A Development Stage Enterprise)

Notes to Condensed Consolidated Financial Statements (Unaudited)

10. Burnham Hill Partners Agreement

In October 2005, the Company entered into a consulting agreement with Burnham Hill Partners for financial advisory services through December 31, 2005 pursuant to which Burnham Hill Partners received $50,000 and 42,667 shares of unregistered common stock. Under the terms of the agreement, Burnham Hill Partners agreed to the cancellation of warrants to purchase 128,000 shares of the Company’s common stock exercisable at $7.40 per share originally issued to Burnham Hill Partners as placement agent for the Company’s Series E Stock private placement. The Company determined the exchange of the common stock for warrants will not result in a charge in 2005.

11. New Accounting Pronouncements

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material impact on its financial condition or results of operations.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements. Specifically, any statements contained herein that are not based on historical fact may be deemed to be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements include, without limitation, statements regarding expectations or beliefs as to future results or events, such as the expected timing and results of clinical trials, discussions with regulatory agencies, schedules of Investigational New Drug applications, or INDs, New Drug Applications, or NDAs, and all other regulatory submissions, the timing of product introductions, the possible approval of products (including the ultimate approvability of the ALTROPANE® molecular imaging agent), the market size and possible advantages of our products and the future acquisition of complementary companies, products and technologies. All such forward-looking statements involve substantial risks and uncertainties, and actual results may vary materially from these statements. Factors that may affect future results include: the availability and adequacy of financial resources, delays in the regulatory or development processes, results from clinical and preclinical trials, regulatory decisions (including the discretion of the Food and Drug Administration, or FDA, following completion of our Phase III program to require us to conduct additional clinical trials in order to achieve approvability of ALTROPANE), market acceptance of our products, the ability to obtain intellectual property protection, the outcome of discussions with potential partners and other possible risks and uncertainties that have been noted in reports filed by us with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2004, as amended. If any of these risks actually occur, our business, financial condition, results of operations or liquidity would likely suffer. We undertake no intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

General

Description of Company

We are a biopharmaceutical company engaged in the research and clinical development of diagnostic and therapeutic products for central nervous system, or CNS, disorders. At September 30, 2005, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Our current pipeline includes diagnostic and therapeutic programs covering molecular imaging, axon regeneration, Parkinson’s Disease, or PD, and ocular indications.

As of September 30, 2005, we have experienced total net losses since inception of approximately $114,000,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as management executes its current business plan. The cash, cash equivalents, and marketable securities available at September 30, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On November 1, 2005, the closing price of our common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs.

Our ability to continue development of our programs, including our Phase III program of ALTROPANE molecular imaging agent as a diagnostic for Parkinsonian Syndromes, or PS, the Phase II program of ALTROPANE molecular imaging agent as a diagnostic for Attention Deficit Hyperactivity Disorder, or ADHD, and our preclinical programs including those in axon regeneration, PD therapeutics and ocular therapeutics may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we may not have sufficient funds to complete our Phase III clinical trials of ALTROPANE as a diagnostic for PS or the Phase II program of ALTROPANE as a diagnostic for ADHD.

We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business. At present, we have no proposals, arrangements or understandings with respect to the acquisition of any specific businesses, technologies or products. There can be no assurance that we will be able to identify or successfully complete any acquisitions.

The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.

In order to effect an acquisition, we may need additional financing. We cannot be certain that any such financing will be available on terms favorable or acceptable to us, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stockholders, who would then experience dilution.

Product Development

Molecular Imaging Program

The ALTROPANE molecular imaging agent is being developed for two indications: the differential diagnosis of 1) PS (including PD), and non-PS in patients with tremor; and 2) ADHD. We have completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from other movement disorders. In April 2004, we reached an agreement with the FDA under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE for the differentiation of PS tremors from tremors due to other, non-PS causes. Our Phase III clinical trial is designed to distinguish PS from non-PS in patients with tremors. In August 2005, we reached agreement with the FDA on a new SPA providing for an amended Phase III program that specifies two clinical protocols: 1) Parkinson’s or Essential Tremor–1, or POET-1, and 2) a new protocol Parkinson’s or Essential Tremor–2, or POET-2. This new SPA agreement permits us to conduct two smaller Phase III trials and to reduce the statistical endpoint of the two trials from p<0.02 to p<0.05. The FDA agreed to allow all subjects enrolled under the terms of the old SPA to be retained for purposes of the new SPA. We believe that this revised clinical plan will provide the Company with earlier results and may increase the likelihood for early approval of ALTROPANE by the FDA.

Under the new SPA, we currently expect to enlist up to 30 centers in the United States for each of POET-1 and POET-2, most of which will be university-based in POET-1. Based on certain statistical and modeling assumptions, the POET-1 trial may enroll approximately 332 patients, an estimate based on equal enrollment rates of Parkinsonian tremors, or PT, and non-Parkinsonian tremors, or nPT, patients leading to 166 patients with PT and 166 patients with nPT. Enrollment for POET-1 is ongoing. The primary endpoint for POET-1 and POET-2 will be the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of the internist or general practitioner. A diagnosis of a Movement Disorder Specialist, or MDS, will be utilized as the “gold standard.” We believe that, if the endpoints are met and no significant concerns or protocol deviations occur, these Phase III trials could provide the basis for an NDA submission and the potential approval of ALTROPANE by the FDA. We are currently in the process of assembling the necessary safety and clinical databases required as part of an NDA submission. Preparation and submission of an NDA is typically a time consuming and costly process. There can be no assurance that the trials will be successful, that we will have sufficient resources to complete and submit the NDA, that no changes in the Phase III trials could be required that could jeopardize the SPA, that we will be able to assemble the required information required for an NDA submission, or that the FDA will not request additional clinical trial data or other regulatory information before it will accept an NDA submission for ALTROPANE.

We have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2005, MDS Nordion manufactures the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish Good Manufacturing Practices, or GMP, manufacturing process for ALTROPANE. We hope to sign an extension with

MDS Nordion before December 31, 2005 but there can be no assurance that we will be able to or that the terms will be acceptable.

We are currently analyzing the imaging results and the clinical data obtained from patients enrolled to-date in our Phase IIb clinical trial using ALTROPANE molecular imaging agent for the diagnosis of ADHD to ensure that the trial design and quantitation algorithms are appropriate for this patient population. We are also collaborating with outside experts to validate and refine the algorithm used to interpret the scans to ensure consistent and reproducible results. There can be no assurance that we will proceed with our Phase IIb trial, or if continued, that it will be successfully completed.

We are developing a technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program, including the FLUORATEC™ molecular imaging agent, is in the preclinical stage of development and as such it is too early to estimate the timing of an IND filing. There can be no assurance that we will be able to complete the necessary preclinical studies in order to file an IND.

Axon Regeneration Program

Inosine is a proprietary axonal growth factor that specifically promotes axon outgrowth in CNS cells. In July 2004, we filed an IND application with the FDA for the use of Inosine to enhance motor functional recovery after stroke. In September 2004, we announced that we received a written response to our Inosine IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. We requested clarification from the FDA, during a teleconference held in July 2005, regarding certain items referred to in their September 2004 clinical hold letter. In August 2005, we completed and submitted the results of certain studies requested by the FDA. In October 2005, the FDA informed us that we remained on clinical hold pending receipt of a complete clinical hold response. Certain of the requests from FDA require that we obtain tissue samples and related data from preclinical studies performed at contract laboratories. Assuming that we are able to obtain these necessary samples and data, we plan to complete our clinical hold response and submit it to the FDA. There is no assurance that the requested tissues and data remain available or that our response, when and if completed, will be adequate, that we will be taken off clinical hold or that other preclinical studies will not be required by the FDA prior to initiating the Phase I trial. Additional preclinical studies could result in additional costs and delays in our Inosine program.

Parkinson’s Disease Therapeutic Program

We are developing a Dopamine Transporter, or DAT, blocker for the treatment of PD. We have identified promising lead compounds, including O-1369. We are accelerating development in our DAT blocker program. Our DAT blocking program is in preclinical development and as such it is too early to estimate the timing of an IND filing. There can be no assurance that we will be able to complete the necessary preclinical studies in order to file an IND.

Ocular Therapeutic Program

We are conducting research on anti-angiogenesis. Troponin, our recombinant anti-angiogenic agent and previously in development for cancer indications, is now being evaluated as a development candidate for potential ocular indications in new and validated preclinical models.

MDP14, a recombinant axon regeneration factor is also being evaluated as a candidate for potential ocular indications, including re-growth of axons essential for vision after injury. Initial process development is underway to provide material for preclinical testing. There can be no assurance that resources will be available to continue and complete the development activities being conducted under the ocular therapeutic program or that the programs will result in data that supports their continued development.

Sales & Marketing and Government Regulation

To date, we have not marketed, distributed or sold any products and, with the exception of ALTROPANE, all of our technologies and early-stage product candidates are in preclinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive preclinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent standards with which we must comply before we can test our product candidates in humans or make them commercially available. Preclinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors. Delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs.

Competition

The biotechnology and pharmaceutical industries are highly competitive and are dominated by larger, more experienced and better capitalized companies. Any delays we encounter in completing our clinical trial programs may adversely impact our competitive position in the markets in which we compete. Such delays may also adversely affect our financial position and liquidity.

Research and Development

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $14,042,000 on a cumulative basis.

Program	3rd Quarter 2005	Year to date	Cumulative
Molecular Imaging	$745,000	$1,621,000	$18,417,000
Axon Regeneration	$124,000	$412,000	$9,098,000
Parkinson’s Disease Therapeutic	$2,000	$52,000	$754,000
Ocular Therapeutic	$61,000	$208,000	$13,660,000

Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. As of September 30, 2005, we currently expect to enroll approximately 332 patients in POET-1 and our estimate to complete POET-1 was approximately $3,100,000. However, there can be no assurance that we will not need to enroll more than 332 patients or that it will not cost more to complete POET-1. We are currently analyzing what additional expenditures may be required to conduct POET-2 and cannot reasonably estimate the cost of POET-2 at this time.

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

Fair Value and Classification of Equity Instruments

Historically, we have issued warrants to purchase shares of our common stock in connection with our debt and equity financings. We record each of the securities issued on a relative fair value basis up to the amount of the proceeds received. We estimate the fair value of the warrants using the Black-Scholes option pricing model. The Black-Scholes model is dependent on a number of variables and estimates including: interest rates, dividend yield, volatility and the expected term of the warrants. Our estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, our estimated stock price volatility and the contractual term of the warrants. The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

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

Lease Accrual

We are required to make significant judgments and assumptions when estimating the liability for our net ongoing obligations under our amended lease agreement relating to our former executive offices located in Boston, Massachusetts. In accordance with SFAS 146, we use a discounted cash-flow analysis to calculate the amount of the liability. We applied a discount rate of 15%. The discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, and income from sublease rentals, including estimates of sublease timing and sublease rental terms. It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. We will review our assumptions and judgments related to the lease amendment on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.

Results of Operations

Three Months Ended September 30, 2005 and 2004

Our net loss was $3,549,868 during the three months ended September 30, 2005, as compared with $2,550,262 during the three months ended September 30, 2004. Our net loss attributable to common stockholders was $3,549,868 during the three months ended September 30, 2005 as compared with $2,661,693 during the three months ended September 30, 2004. Net loss attributable to common stockholders totaled $0.30 per share for the 2005 period as compared to $0.39 per share for the 2004 period. The increase in net loss in the 2005 period was primarily due to higher general and administrative expense. The lower net loss attributable to common stockholders on a per share basis in the 2005 period was primarily due to an increase in weighted average shares outstanding of approximately 5,122,000 shares, which was primarily the result of the conversion of all outstanding shares of Series E Cumulative Convertible Preferred Stock, or Series E Stock, in February 2005 and the private placements of common stock completed in March and September 2005.

Research and development expenses were $1,678,783 during the three months ended September 30, 2005, as compared with $1,763,194 during the three months ended September 30, 2004. The decrease in the 2005 period was primarily attributable to a reduction in preclinical costs for Inosine of approximately $828,000 associated with certain animal toxicology studies completed in 2004. This decrease was partially offset by higher clinical trial costs for POET-1 of approximately $527,000 associated with increased enrollment, higher compensation and related costs of $133,000 and employee severance costs of $69,000. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher enrollment in POET-1, preparation for POET-2, the assembly and preparation of our safety and clinical databases for ALTROPANE and higher preclinical costs for our DAT blocker program. Our working capital constraints may limit our planned expenditures.

General and administrative expenses were $1,897,892 during the three months ended September 30, 2005, as compared with $611,074 during the three months ended September 30, 2004. The increase in the 2005 period was primarily related to employee severance costs of $204,000, higher compensation and recruiting expenses of approximately $354,000, costs associated with the relocation of our corporate headquarters of $95,000 and costs incurred related to our former headquarters of $337,000. We currently anticipate that our general and administrative expenses will increase over the next twelve months due to our increased headcount and costs associated with compliance with the Sarbanes-Oxley Act of 2002. This increase is anticipated to be offset by a reduction in severance and lease costs associated with our former headquarters.

Interest expense was $0 during the three months ended September 30, 2005, as compared with $208,868 during the three months ended September 30, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the 10% Convertible Senior Secured Promissory Notes, or Notes, issued to Ingalls & Snyder Value Partners, L.P., or ISVP.

Investment income was $26,807 during the three months ended September 30, 2005, as compared with $32,874 during the three months ended September 30, 2004. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2005 period.

There was no accrual of preferred stock dividends during the three months ended September 30, 2005, as compared with $111,431 during the three months ended September 30, 2004. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in September 2005. In February 2005, we entered into agreements with the holders of Series E Stock, or the Holders, whereby the holders agreed to convert their Series E Stock into common stock. The conversion resulted in an absence of preferred stock dividends in the 2005 period.

Nine Months Ended September 30, 2005 and 2004

Our net loss was $8,291,872 during the nine months ended September 30, 2005, as compared with $9,300,686 during the nine months ended September 30, 2004. Net loss attributable to common stockholders, including a charge related to a modification of warrants held by Holders of Series E Stock of $715,515 in the 2005 period, was $9,007,387 during the nine months ended September 30, 2005, as compared with $9,671,708 during the nine months ended September 30, 2004. Net loss attributable to common stockholders totaled $0.88 per share for the 2005 period as compared to $1.43 per share for the 2004 period. The decrease in net loss in the 2005 period was primarily due to lower research and development and interest expenses. The lower net loss attributable to common stockholders on a per share basis in the 2005 period was primarily due to the decrease in net loss and an increase in weighted average shares outstanding of approximately 3,458,000 shares, which was primarily the result of the conversion of all outstanding shares of Series E Stock in February 2005 and the private placements of common stock completed in March and September 2005.

Research and development expenses were $4,411,531 during the nine months ended September 30, 2005, as compared with $5,448,467 during the nine months ended September 30, 2004. The decrease in the 2005 period was primarily attributable to lower preclinical costs for Troponin of approximately $73,000 and Inosine of approximately $2,657,000 associated with certain animal toxicology studies. This decrease was partially offset by higher program costs for the ALTROPANE molecular imaging agent for PD of approximately $1,004,000 primarily associated with increased enrollment in POET-1, higher compensation and related costs in the 2005 period of approximately $293,000 due to increased headcount and employee severance costs of approximately $320,000 in the 2005 period.

General and administrative expenses were $3,898,556 during the nine months ended September 30, 2005, as compared with $3,350,948 during the nine months ended September 30, 2004. The increase in the 2005 period was primarily related to higher compensation and recruiting costs of $661,000 related to increased headcount, employee severance costs of approximately $204,000, an increase of approximately $132,000 primarily associated with a special meeting of stockholders held in February 2005, a $65,000 increase in accounting expense primarily related to consulting on various accounting related issues, a $127,000 increase associated with the relocation of corporate headquarters and a $337,000 loss recorded as a result of the facility lease termination. The increase was partially offset by a reduction in legal and consulting expenses of

$1,272,000 largely associated with the Settlement and Standstill Agreement with Robert Gipson, Thomas Boucher, Ingalls & Snyder, LLC and ISVP executed in June 2004. As part of the Settlement and Standstill agreement, we paid $300,000 to Ingalls & Snyder, LLC as reimbursement for certain expenses and approximately $278,000 to our former Chairman of the Board of Directors in connection with consulting and separation agreements.

Interest expense was $45,965 during the nine months ended September 30, 2005, as compared with $626,604 during the nine months ended September 30, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the Notes issued to ISVP. This decrease was partially offset by non-cash interest expense of approximately $44,000 incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by ISVP in return for its immediate exercise in cash.

Investment income was $66,412 during the nine months ended September 30, 2005, as compared with $125,333 during the nine months ended September 30, 2004. The decrease was primarily due to lower average cash, cash equivalent, and marketable securities balances.

Accrual of preferred stock dividends and the modification of warrants held by preferred stock holders was $715,515 during the nine months ended September 30, 2005, as compared with $371,022 during the nine months ended September 30, 2004. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the Holders of Series E Stock, whereby the Holders agreed to convert their Series E Stock into common stock. The conversion resulted in an absence of preferred stock dividends in the 2005 period. We agreed to pay a dividend of $564.44 for each share of Series E Stock held by the Holders that was converted and to lower the exercise price of the warrants held by the holders of Series E Stock from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during the 2005 period related to the accrual of preferred stock dividends as compared with $371,022 during the 2004 period.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $7,505,103 during the nine months ended September 30, 2005 as compared with $8,232,077 during the nine months ended September 30, 2004. Net cash used for investing activities totaled $8,126,614 during the nine months ended September 30, 2005 as compared with net cash provided by investing activities of $2,181,248 during the nine months ended September 30, 2004. The difference in investing activities principally reflects the purchase of marketable securities with the proceeds from the private placements completed in March and September 2005 described below, net of the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $18,449,835 during the nine months ended September 30, 2005 as compared with cash used for financing activities of $20,168 during the nine months ended September 30, 2004. The difference in financing activities principally reflects the effect of the private placements described below.

As of September 30, 2005, we had incurred total net losses since inception of approximately $114,000,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended September 30, 2005, is as follows:

Date	Net Proceeds Raised	Securities Issued
September 2005	$12.8 million	Common stock
March 2005	$5.0 million	Common stock
December 2003	$7.0 million	Convertible preferred stock and warrants
March 2003	$9.9 million	Common stock

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

At September 30, 2005, we had available cash, cash equivalents, and marketable securities of approximately $12,409,000 and working capital of approximately $10,578,000. The cash, cash equivalents, and marketable securities available at September 30, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering in order to continue as a going concern. We are currently engaged in collaboration and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration or other related fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. On November 1, 2005, the closing price of our common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs.

Contractual Obligations and Commitments

In September 2005, we amended our Lease Agreement dated as of January 28, 2002 by and between us and Brentwood Properties, Inc., or the Landlord, relating to our former principal executive offices located on the fourth and fifth floors of a building, or Premises, in Boston, Massachusetts. Pursuant to the terms of the amended lease agreement, the Landlord consented to, among other things, the Small Army Sublease and Dell Sublease (each as discussed below), each of which runs through the term of the original Lease Agreement. In consideration for the Landlord’s consent, we agreed to increase our security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula.

In September 2005, we entered into a Sublease Agreement, or Small Army Sublease, with Small Army, Inc., as subtenant, or Small Army, to sublease approximately 3,300 rentable square feet on the fourth floor of the Premises. The initial term of the Small Army Sublease is eighty months beginning on October 1, 2005. Pursuant to the terms of the Small Army Sublease, Small Army has agreed to pay: (i) $8,800 in base rent per month from March 1, 2006 through May 30, 2009 and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Small Army has agreed to pay us a proportionate share of our additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.

In September 2005, we entered a Sublease Agreement, or Dell Sublease, with Dell Mitchell Architects, Inc., as subtenant, or Dell, to sublease approximately 3,300 rentable square feet on the fifth floor of the Premises. The initial term of the Dell Sublease is eighty-one months beginning on September 1, 2005. Pursuant to the terms of the Dell Sublease, Dell has agreed to pay: (i) $8,800 in base rent per month from March 16, 2006 through May 30, 2009 and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Dell has agreed to pay us a proportionate share of our additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.

The activity related to the lease accrual at September 30, 2005, is as follows:

	Charge, third quarter 2005	Cash Payments, net of sublease receipts third quarter 2005	Accrual as of September 30, 2005
Lease Amendment	$405,942	$17,335	$388,607
Short-term portion of lease accrual			107,024

Long-term portion of lease accrual			$281,583

During the three months ended September 30, 2005, we recorded approximately $332,000 in general and administrative expenses related to net carrying costs of the Lease Amendment. During the three months ended September 30, 2005, we recorded approximately $5,000 of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying condensed consolidated statements of operations.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board, or FASB, issued SFAS 123(R). SFAS 123(R) revises SFAS No. 123, supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and amends FASB No. 95, “Statement of Cash Flows.” SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued Staff Accounting Bulletin SAB 107, or SAB 107. SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In December 2004, the FASB determined that the effective date of SFAS 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. Therefore, we are required to be compliant beginning January 1, 2006. We are evaluating if the adoption of SFAS 123(R) and SAB 107 will have a material impact on its results of operations and earnings per share. We are also evaluating the requirements of SFAS 123(R) and SAB 107 and has not yet determined the method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth in Note 4.

In May 2005, the FASB issued “Accounting Changes and Error Corrections—a replacement of APB Option No. 20 and FASB Statement No. 3”, or SFAS No. 154. This statement changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on our financial condition or our results of operations.

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

Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. As of September 30, 2005, we had incurred cumulative net losses of approximately $114,000,000 since inception. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE MAY NEED TO SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES.

We require significant funds to conduct research and development activities, including preclinical studies and clinical trials of our technologies, and to commercialize our product candidates. Because the successful development of our product candidates is uncertain, we are unable to estimate the actual funds we will require to develop and commercialize them. Our funding requirements depend on many factors, including:

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

Until such time, if ever, as we can generate substantial revenue from product sales or through collaborative arrangements with third parties, we may need to raise additional capital. To date, we have experienced negative cash flows from operations and have funded our operations primarily from equity and debt financings.

For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as management executes our current business plan. The cash, cash equivalents, and marketable securities available at September 30, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at September 30, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering in order to continue as a going concern. We are currently engaged in collaboration and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. On November 1, 2005, the closing price of our common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies or grant licenses on terms that are not favorable to us. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity and or debt financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs.

Our ability to continue development of our programs, including our Phase III program of ALTROPANE molecular imaging agent as a diagnostic for PS, our Phase II program of as ALTROPANE molecular imaging agent as a diagnostic for ADHD, and our preclinical programs including those in axon regeneration, PD therapeutics and ocular therapeutics may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we may not have sufficient funds to complete our Phase III clinical trials of ALTROPANE molecular imaging agent as a diagnostic for PS or the Phase II program of ALTROPANE molecular imaging agent as a diagnostic for ADHD.

Risks Related to Commercialization

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP OUR PRODUCT CANDIDATES INTO COMMERCIAL PRODUCTS.

To date, we have not marketed, distributed or sold any products and, with the exception of the ALTROPANE molecular imaging agent, all of our technologies and early-stage product candidates are in preclinical development. The success of our business depends primarily upon our ability to successfully develop and commercialize our product candidates. Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which research and development efforts are initiated ultimately result in an approved product. If we are unable to successfully commercialize the ALTROPANE molecular imaging agent or any of our other product candidates, our business would be materially harmed.

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

ACQUISITIONS PRESENT MANY RISKS, AND WE MAY NOT REALIZE THE ANTICIPATED FINANCIAL AND STRATEGIC GOALS FOR ANY SUCH TRANSACTIONS.

We may in the future acquire complementary companies, products and technologies. Such acquisitions involve a number of risks, including:

•	We may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	We may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	We may have difficulty incorporating the acquired technologies;

•	We may encounter technical difficulties or failures with the performance of the acquired technologies or drug products;

•	We may face product liability risks associated with the sale of the acquired company’s products;

•	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

•	We may have difficulty maintaining uniform standards, internal controls, procedures and policies across locations;

•	The acquisition may result in litigation from terminated employees or third-parties; and

•	We may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

These factors could have a material adverse effect on our business, results of operations and financial condition or cash flows, particularly in the case of a larger acquisition or multiple acquisitions in a short period of time. From time to time, we may enter into negotiations for acquisitions that are not ultimately consummated. Such negotiations could result in significant diversion of management time, as well as out-of-pocket costs.

The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs (such as acquired in-process research and development costs) and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges.

Risk Related to Regulation

IF OUR PRECLINICAL TESTING AND CLINICAL TRIALS ARE NOT SUCCESSFUL, WE WILL NOT OBTAIN REGULATORY APPROVAL FOR COMMERCIAL SALE OF OUR PRODUCT CANDIDATES.

We will be required to demonstrate, through preclinical testing and clinical trials, that our product candidates are safe and effective before we can obtain regulatory approval for the commercial sale of our product candidates. Preclinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Product candidates that appear promising in the early phases of development, such as in preclinical study or in early human clinical trials, may fail to demonstrate safety and efficacy in clinical trials.

Except for the ALTROPANE molecular imaging agent, we have not yet received IND approval from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. As an example, the FDA has requested additional information before it will consider approving our IND filing for one of our product candidates, Inosine. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

We are currently enrolling patients in POET-1 and have a written agreement with the FDA relating to the design and analysis of the study protocol for this Phase III trial. The primary endpoint for POET-1 and POET-2 will be the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is significantly superior to the diagnostic accuracy of the internist or general practitioner, when compared against the “gold standard” of diagnosis by an MDS. We will need to complete the studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that these Phase III clinical trials will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.

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

OUR PRODUCT CANDIDATES ARE SUBJECT TO RIGOROUS REGULATORY REVIEW AND, EVEN IF APPROVED, REMAIN SUBJECT TO EXTENSIVE REGULATION.

Our technologies and product candidates must undergo a rigorous regulatory approval process which includes extensive preclinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. Our research and development activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The clinical trial and regulatory approval process usually requires many years and substantial cost. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

The FDA regulates pharmaceutical products in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices and GMP. Our compliance with these standards is subject to initial certification by independent inspectors and continuing audits thereafter. Obtaining FDA approval to sell our product candidates is time- consuming and expensive. The FDA usually takes at least 12 to 18 months to review an NDA which must be submitted before the FDA will consider granting approval to sell a product. If the FDA requests additional information, it may take even longer for them to make a decision especially if the additional information that they request requires us to complete additional studies. We may encounter similar delays in foreign countries. After reviewing any NDA we submit, the FDA or its foreign equivalents may decide not to approve our products. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidates.

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

We are dependent on expert advisors and our collaborations with research and development service providers. Our business could be adversely affected if any collaborator terminates its collaboration agreement with us or fails to perform its obligations under that agreement. Most biotechnology and pharmaceutical companies have established internal research and development programs, including their own facilities and employees which are under their direct control. By contrast, we have limited internal research capability and have elected to outsource substantially all of our research and development, preclinical and clinical activities. As a result, we are dependent upon our network of expert advisors and our collaborations with other research and development service providers for the development of our technologies and product candidates. These expert advisors are not our employees but provide us with important information and knowledge that may enhance our product development strategies and plans. Our collaborations with research and development service providers are important for the testing and evaluation of our technologies, in both the preclinical and clinical stages.

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

Our significant collaborations include:

•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Organix in Woburn, Massachusetts which manufactures our compounds for the treatment of PD and provides non-radioactive ALTROPANE for FDA mandated studies;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the ALTROPANE molecular imaging agent;

•	Chemic Laboratories in Canton, Massachusetts which provides ALTROPANE raw material and performs certain analytic services for our preclinical programs;

•	Beacon Bioscience in Doylestown, Pennsylvania which performs services for us including SPECT evaluations and image management; and

•	INC Research in Raleigh, North Carolina which performs services for us including medical monitoring and data management.

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

We cannot control the amount and timing of resources our advisors and collaborators devote to our programs or technologies. Our advisors and collaborators may have employment commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. If any of our advisors or collaborators were to breach or terminate their agreement with us or otherwise fail to conduct their activities successfully and in a timely manner, the preclinical or clinical development or commercialization of our technologies and product candidates or our research programs could be delayed or terminated. Any such delay or termination could have a material adverse effect on our business, financial condition or results of operations.

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

Historically, we have been heavily dependent on our relationship with Harvard and its Affiliates because substantially all of our technologies were licensed from, and most of our research and development activities were performed by, Harvard and its Affiliates. Now that a portion of our early-stage research at Harvard and its Affiliates has yielded an identified product in each area of research, we have begun and expect to continue to conduct much of our later stage development work and all of our formal preclinical and clinical programs outside of Harvard and its Affiliates. Nevertheless, the originating scientists still play important advisory roles. Each of our collaborative research agreements is managed by a sponsoring scientist and/or researcher who has his or her own independent affiliation with Harvard and its Affiliates.

Under the terms of our license agreements with Harvard and its Affiliates, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective license agreement. Among other things, the technologies licensed under these agreements include:

•	ALTROPANE molecular imaging agent compositions and methods of use;

•	FLUORATEC molecular imaging agent compositions and methods of use;

•	Inosine methods of use; and

•	O-1369 compositions and methods of use.

Generally, each license agreement is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the FLUORATEC molecular imaging agent expire beginning in 2020. The patents on Inosine expire in 2017. The applications for patents relating to O-1369 are currently pending.

We are required to make certain licensing and related payments to Harvard and its Affiliates which generally include:

•	An initial licensing fee payment upon the execution of the agreement and annual license maintenance fee;

•	Reimbursement payments for all patent related costs incurred by Harvard and its Affiliates, including fees associated with the filing of continuation-in-part patent applications;

•	Milestone payments as licensed technology progresses through each stage of development (filing of IND, completion of one or more clinical stages and submission and approval of an NDA); and

•	Royalty payments on the sales of any products based on the licensed technology.

Since inception, we have paid Harvard and its Affiliates under the terms of our current License Agreements approximately $800,000 in initial licensing fees and milestone payments. The License Agreements obligate us to pay up to an aggregate of $4,220,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development. We are also required to pay certain fees for annual license maintenance and continuation-in-part patent applications.

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

To date, our operations have primarily focused on the preclinical development of most of our technologies, as well as conducting clinical trials for certain of our technologies. We currently expect that the continued development of our technologies will result in the initiation of additional clinical trials. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. We face significant competition in seeking appropriate collaborators. Collaboration arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements, and the terms of any such collaboration or alternative arrangement may not be favorable to us. There is no certainty that:

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

Risks Related to Competition

WE ARE ENGAGED IN HIGHLY COMPETITIVE INDUSTRIES DOMINATED BY LARGER, MORE EXPERIENCED AND BETTER CAPITALIZED COMPANIES.

The biotechnology and pharmaceutical industries are highly competitive, rapidly changing, and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for, diseases for which we are trying to develop therapeutic or diagnostic products are developing rapidly and there is a potential for extensive technological innovation in relatively short periods of time. Factors affecting our ability to successfully manage the technological changes occurring in the biotechnology and pharmaceutical industries, as well as our ability to successfully compete, include:

•	Many of our potential competitors in the field of CNS research have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products, the manufacturing and commercialization process, and obtaining FDA and other regulatory approvals of products;

•	Many of our potential competitors have products that have been approved or are in late stages of development;

•	Many of our potential competitors may develop products or other novel technologies that are more effective, safer or less costly than any that we are developing;

•	Many of our potential competitors have collaborative arrangements in our target markets with leading companies and research institutions;

•	The timing and scope of regulatory approvals for these products;

•	The availability and amount of third-party reimbursement;

•	The strength of our patent position;

•	Many of our potential competitors are in a stronger financial position than us, and are thus better able to finance the significant cost of developing, manufacturing and selling new products; and

•	Companies with established positions and prior experience in the pharmaceutical industry may be better able to develop and market products for the treatment of those diseases for which we are trying to develop products.

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

We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies such as us. Obtaining reimbursement approval for a product from each governmental or other third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical and cost- effectiveness data for the use of our products to each payor. If we succeed in bringing any of our product candidates to market and third-party payors determine that the product is eligible for coverage; the third-party payors may establish and maintain price levels insufficient for us to realize a sufficient return on our investment in product development. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases.

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

We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our product candidates and currently have no plans to obtain additional facilities. To date, we have obtained the limited quantities of drug product required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of Troponin and MDP-14, which we presently plan to produce in our facility in Baltimore, Maryland.

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

With respect to our most advanced product candidate, ALTROPANE molecular imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2005, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE molecular imaging agent. We also paid MDS Nordion approximately $900,000 to establish a GMP certified manufacturing process for the production of ALTROPANE. Finally, we agreed to minimum monthly purchases of ALTROPANE through December 31, 2005. We hope to sign an extension with MDS Nordion before December 31, 2005 but there can be no assurance that we will be able to or that the terms will be acceptable. The agreement provides for MDS Nordion to manufacture the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a GMP manufacturing process for ALTROPANE.

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

Item 4 – Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2:	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Private Placement

On September 7, 2005, we completed a private placement of 6,000,000 shares of our common stock raising approximately $12,780,000 in gross proceeds. The investors in the private placement included Robert L. Gipson, Thomas O. Boucher and other affiliates of Ingalls & Snyder, LLC. In connection with the private placement, we agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors.

Consulting Agreement

In October 2005, we entered into a consulting agreement with Burnham Hill Partners for financial advisory services through December 31, 2005 pursuant to which Burnham Hill Partners received 42,667 shares of unregistered common stock.

No underwriters were involved in the foregoing sales of securities. We claimed an exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in “Private Placement” and “Consulting Agreement” above by virtue of Section 4(2) of the Securities Act and Rule 506 of Regulation D. Such sales and issuances did not involve any public offering, were made without general solicitation or advertising and each purchaser was an accredited investor with access to all relevant information necessary to evaluate the investment and represented to us that the shares were being acquired for investment.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Our Annual Meeting of Stockholders was held on September 13, 2005.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 9,080,701 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the director nominees were as follows:

Nominees	For	Withheld
Peter G. Savas	9,033,883 shares	46,618 shares
Robert S. Langer, Jr.	9,032,549 shares	48,152 shares
Michael J. Mullen, CPA	9,032,765 shares	47,936 shares
John T. Preston	9,033,146 shares	47,555 shares

A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve the Company’s 2005 Stock Incentive Plan. Of the shares voted, 5,863,872 shares voted in favor of such proposal, 274,199 shares were voted against such proposal and 104,255 shares abstained from voting.

In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2005. Of the shares voted, 9,059,712 shares voted in favor of such proposal, 17,709 shares were voted against such proposal and 3,280 shares abstained from voting.

ITEM 6:	EXHIBITS

10.1	Amendment of Lease dated September 9, 2005 by and between Brentwood Properties, Inc. and Boston Life Sciences, Inc.

10.2	Sublease dated September 9, 2005 by and between Boston Life Sciences, Inc. and Small Army, Inc.

10.3	Sublease dated September 9, 2005 by and between Boston Life Sciences, Inc. and Dell Mitchell Architects, Inc.

10.4	Severance and Settlement Agreement and Release dated September 12, 2005 by and between Boston Life Sciences, Inc. and Joseph Hernon.

10.5	Common Stock Purchase Agreement dated as of August 30, 2005 between the Company and the investors listed therein.

10.6	Amendment No. 1 to Amended and Restated Registration Rights Agreement dated as of August 30, 2005 between the Company and the investors listed therein.

10.7	License Agreement between Organix Inc. and Boston Life Sciences, Inc. dated as of June 1, 2000; Amendment dated as of May 11, 2004 (relating to O-1369).

10.8	License Agreement between The President and Fellows of Harvard College and Boston Life Sciences, Inc. dated as of October 18, 1996; Amendment dated as of September 19, 2001; Amendment dated as of May 7, 2004 (relating to FLUOROTEC™).

31.1	Certification of the Chairman and Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chairman and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: November 14, 2005	/s/ PETER G. SAVAS
Peter G. Savas Chairman and Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2005	/s/ KENNETH L. RICE, JR
Kenneth L. Rice, Jr. Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)