Form 10-K
period 2005-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2006-03-31
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period
Commission file number 0-6533

BOSTON LIFE SCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	87-0277826
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
85 MAIN STREET HOPKINTON, MASSACHUSETTS (Address of Principal Executive Offices)	01748 (Zip Code)
Registrant’s telephone number, including area code
(508) 497-2360
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Warrants to Purchase Common Stock
Rights to Purchase Preferred Stock
(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on June 30, 2005 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 8,405,881 outstanding shares of voting stock held by nonaffiliates of the registrant was $17,652,350.
      As of March 23, 2006, there were 16,507,244 shares of the registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
      Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.
Overview
      We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, disorders. Our current product candidate pipeline includes diagnostic and therapeutic programs based on proprietary technologies. We are developing diagnostic agents in molecular imaging, and therapeutic drugs for axon regeneration, blockade of the Dopamine Transporter, or DAT, and anti-angiogenesis. Our programs target unmet medical needs in the diagnosis and treatment of Parkinson’s Disease, or PD, the diagnosis of Attention Deficit Hyperactivity Disorder, or ADHD, the treatment of stroke and the treatment of certain ocular conditions.
      We have an attractive pipeline of clinical and preclinical product candidates for which we control worldwide commercial rights. Our most advanced product candidate is the ALTROPANE® molecular imaging agent. ALTROPANE is in Phase III development as an aid in the diagnosis of Parkinsonian Syndromes, or PS, and in Phase II development as an aid in the diagnosis of ADHD. We have an active preclinical development program focused on next generation imaging agents and our CNS therapeutics. A second generation technetium-based agent for diagnosing PD and ADHD, is in preclinical development with an Investigational New Drug application, or IND, submission date targeted during the fourth quarter of 2007. We are also developing additional molecular imaging agents for use in Positron Emission Tomography, or PET, and Magnetic Resonance Imaging, or MRI, scanning for the diagnosis of PD, ADHD and possibly other difficult to diagnose CNS disorders.
      Our axon regeneration program is aimed at enhancing functional recovery in stroke, spinal cord and traumatic brain injury. We have an IND application on clinical hold pending the submission of additional pharmacology and toxicology data to the Food and Drug Administration, or FDA, regarding our lead product candidate in axon regeneration, INOSINE, with a goal of starting a Phase I trial in stroke. Our DAT blocker program is aimed at symptom management and modification of disease progression in PD. Candidate molecules that block the DAT are in preclinical development for the treatment of PD. These preclinical studies are anticipated to support an IND submission date targeted during the first half of 2008. We are conducting early proof of concept studies in animal models for our anti-angiogenesis and axon regeneration product candidates in the ocular field to treat glaucoma, wet age-related macular degeneration, or AMD, and diabetic retinopathy.
      Our goal is to become a profitable biotechnology company and an industry leader in the research and development of therapeutic and diagnostic products for CNS disorders. Our strategy is to continue advancing our product candidates to market. We focus our efforts both on programs that we may control throughout the development and commercialization phases and programs that we expect will involve a collaborator. We support sponsored academic research with notable university affiliates in the Boston area to broaden our intellectual property estate. We also seek to license and acquire technologies, resources and products that have the potential to strengthen our product pipeline.
      We believe that our core competencies are represented in our management team, our preclinical and clinical development expertise and in our willingness and ability to form partnerships to maximize the value of our assets. Further, we believe that a near-term opportunity exists to take advantage of market dynamics and financing conditions in our sector that we believe could enable us to acquire on favorable terms select biotechnology and drug development companies that have sound technical foundations, strong technical leadership, and shareholders amenable to change and further investment in the combined entity.

      Our strategy to accelerate the creation of value is predicated on:

•	Growth through acquisitions of complementary companies, products and technologies;

•	Continued development of the preclinical and clinical product candidates in our pipeline;

•	Expansion and protection of our intellectual property; and

•	Select, appropriately timed partnerships to advance development and commercialization of our product candidates.
      In the fall of 2004, under the guidance of a newly appointed Board of Directors, we began implementing a 3 year program to re-brand, re-build, revitalize and expand our Company to create meaningful value appreciation for our shareholders. We believe we have made significant progress on our program including:

•	Restructuring and simplifying our balance sheet;

•	Improving our credibility with financial and industry communities; and

•	Revitalizing our development programs.
      For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at December 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On March 23, 2006, the closing price of our common stock was $2.87. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
      Our ability to continue development of our programs, including our Phase III program of ALTROPANE molecular imaging agent as a diagnostic for PS, the Phase II program of ALTROPANE molecular imaging agent as a diagnostic for ADHD, and our preclinical programs including those in axon regeneration, PD therapeutics and ocular therapeutics may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we may not have sufficient funds to complete our Phase III clinical trial program of ALTROPANE as a diagnostic for PS or the Phase II program of ALTROPANE as a diagnostic for ADHD.
      We were organized in 1992 and are incorporated in Delaware. Our principal executive offices are located at 85 Main Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 497-2360.

In this Annual Report of Form 10-K, the terms “Boston Life Sciences”, the “Company”, “we”, “us” and “our” include Boston Life Sciences, Inc. and its subsidiaries. The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K: ALTROPANE® and FLUORATECtm. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.
Product Development
Molecular Imaging Program

ALTROPANE Molecular Imaging Agent

Background
      The ALTROPANE molecular imaging agent is a radiolabeled imaging agent that contains the radioactive element 123I and binds with extremely high affinity and specificity to the DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. ALTROPANE was invented by researchers at Harvard University and its affiliated hospitals, which we refer to as Harvard and its Affiliates, including the Massachusetts General Hospital. We have licensed worldwide exclusive rights to develop ALTROPANE. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products. We are developing ALTROPANE as an aid in the diagnosis of PS and related movement disorders, including PD. We are also developing ALTROPANE as a diagnostic for ADHD.
      The ALTROPANE molecular imaging agent selectively binds to the DAT in the brain. We believe that the amount of ALTROPANE taken up by the brain is therefore directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing cells, destruction of these cells results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when ALTROPANE is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This marked decrease in ALTROPANE binding in patients with PD is the theoretical basis for using ALTROPANE imaging as a diagnostic test for PS, including PD.
      The route of administration for ALTROPANE is by intravenous injection. Since ALTROPANE contains radioactive 123I, it can be used as a nuclear imaging agent that can be detected using a specialized nuclear medicine instrument known as a Single Photon Emission Computed Tomography, or SPECT, camera. The strength of the SPECT signal generated by ALTROPANE is proportional to the number of DATs present and produces readily distinguishable images in PS and non-PS patients. SPECT cameras are widely available in both community and academic medical centers. The scanning procedure using ALTROPANE takes about 40 minutes to complete. Results of these tests are usually available the same day as the scanning procedure.

Diagnostic for Parkinsonian Syndromes (PS)

Background
      Parkinsonian Syndromes are characterized by presynaptic loss of dopamine-producing cells resulting in a variety of movement disorders, especially tremors and gait problems. The most prevalent form of PS is PD which is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. PD is caused by a significant decrease in the number of dopamine producing cells in specific areas of the brain. Inadequate production of dopamine causes, at least in part, the PD symptoms of resting tremor, muscle retardation and rigidity. PD afflicts approximately 500,000 to 1,500,000 people in the United States and approximately 4,000,000 individuals worldwide. The number of individuals affected by PD is expected to grow substantially as people continue to live longer and the overall population ages. PD can be difficult to diagnose using subjective analyses and can be confused with Essential Tremor, or ET. ET manifests with clinical symptoms very similar to those of PD. However, ET is not a neurodegenerative condition and patients with the condition do not need the drugs routinely prescribed to PD patients.

Need for an Objective Diagnosis
      To our knowledge, there is presently no objective test commercially available in the United States to diagnose PS and to differentiate it from other movement disorders. According to published data, subjective analyses used to diagnose PS is prone to high error rates. This highlights the critical need for an effective diagnostic. Presently, patients who have experienced tremors and other evidence of a movement disorder may pursue diagnosis and treatment with a number of medical professionals. These include an individual’s family doctor, a neurologist, or a movement disorder specialist, or MDS, whose practice is focused on movement disorders.
      Patients can exhibit symptoms and/or have clinical histories that are inconclusive. A primary tool utilized to diagnose PD or PS is a clinical history and a physical exam. However, studies in the literature have reported error rates in diagnosing PD or PS from a low of 10% for MDSs to as high as 40 to 50% for general practitioners.
      This high error rate is driving the need for a diagnostic test that provides physicians with additional clinical information to help them make a definitive diagnosis when clinical symptoms and the patient’s history are inconclusive. Further, while the accuracy of MDSs is reported to be higher, the number of MDSs in the United States is limited with current estimates between 300 and 500. The limited availability of MDSs underscores the potential utility of a widely available diagnostic tool such as ALTROPANE.
      There are a number of important and potentially harmful results associated with misdiagnosis. These include:

•	Patients who are improperly diagnosed as having PD but actually do not (false positive) may be administered medications for PD. These drugs can have damaging effects on individuals who do not actually have PD.

•	Patients who are improperly diagnosed as not having PD but actually do (false negative), may not benefit from available treatments, thereby suffering further worsening of symptoms and progression of their disease.

Phase I and Phase II Trials
      Our Phase I trial for ALTROPANE enrolled 39 patients. Our Phase II trial for ALTROPANE enrolled 37 patients and indicated that patients with early or mild PD were reliably differentiated from unaffected patients based on the ALTROPANE molecular imaging agent scan results. The differentiation of PD patients from unaffected patients was demonstrated by the distinct differences in binding potential. The highest binding potential for a PD patient (0.66) was still well below the lowest binding potential seen in an unaffected patient (0.90). Qualitative assessment of the scans revealed moderate to marked decrease in at least one quadrant of the striatum in the brain of PD patients compared to the unaffected patients. There were no ALTROPANE related serious adverse events reported in the studies.

Phase III Trial — Differentiate PS Movement Disorders from Non-PS Movement Disorders
      Our initial Phase III study was designed to confirm the utility of imaging with ALTROPANE to differentiate PS movement disorders (including PD) from other non-PS movement disorders. The study assessed SPECT scans using ALTROPANE in a sample population representative of those individuals that consult with neurologists or internists for undiagnosed movement disorders. The trial’s endpoints for sensitivity and specificity were met on a statistically significant basis. The study enrolled 100 subjects having the clinical diagnosis of PS and 65 patients having non-PS movement disorders. The clinical diagnosis of patients in the trial was made by MDSs. ALTROPANE SPECT scans were performed on each subject and reviewed by an independent three-member panel of nuclear medicine physicians specializing in neuroimaging who had no knowledge of the clinical diagnosis. The ALTROPANE scans were read and categorized as being consistent with either PS or non-PS and were then compared to the expert clinical diagnosis. There were no ALTROPANE related serious adverse events reported in the study.

      Following completion of our initial Phase III trial, we had a series of meetings and discussions with the FDA regarding the clinical trial data that we had accumulated to date. The purpose of these communications and conferences was to determine what additional clinical information would be required for a New Drug Application, or NDA.

Phase III Trial — Parkinson’s or Essential Tremor (POET-1)
      In April 2004, we reached an agreement with the FDA under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE designed to distinguish PS from non-PS in patients with tremors. This trial was designed to enroll a minimum of 500 patients and required that the statistical significance of the results reach a p-value of less than 0.02. Under the SPA, interim analysis of trial data was not permitted. Patient enrollment in this trial was initiated in July 2004 and continued into 2005. In August 2005, we reached agreement with the FDA on a new SPA providing for an amended Phase III program that specified two clinical protocols: 1) Parkinson’s or Essential Tremor-1, or POET-1, and 2) a new protocol Parkinson’s or Essential Tremor-2, or POET-2. This new SPA permitted us to conduct two smaller Phase III trials and lower the statistical endpoint hurdle of the two trials from p<0.02 to p<0.05. The FDA agreed to allow all subjects enrolled under the terms of the old SPA to be retained for purposes of the new SPA. Under the new SPA, interim analysis of data was still not permitted. Publication of the results of POET-1 prior to the completion of POET-2 was also prohibited. POET-1 and POET-2 were to occur sequentially. The primary endpoint for POET-1 is the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of the internist or general practitioner. A diagnosis of an MDS was utilized as the “gold standard.” Based on certain statistical and modeling assumptions, we initially estimated that the POET-1 trial would require enrollment of approximately 332 subjects to meet the endpoints and be statistically significant.
      After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were identified in the trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the POET-1 trial to date, statistical modeling indicated that POET-1 may have already enrolled enough subjects in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 subjects in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the data from subjects enrolled in the POET-1 trial indicates that the error rate of general practitioners who participated in POET-1 is much higher. As such, the statistical modeling indicates that if the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance may be achieved after enrolling slightly over half the originally planned number of subjects. We expect to receive results of the data analysis during the third quarter of 2006. After review of the results, we will determine the future clinical development plan for the ALTROPANE program, including, but not limited to POET-2. There can be no assurance that POET-1 has achieved statistical significance.

New Drug Application
      We are currently in the process of assembling the necessary safety and clinical databases required as part of an NDA submission for ALTROPANE. Preparation and submission of an NDA is typically a time consuming and costly process. There can be no assurance that the trials will be successful, that we will have sufficient resources to complete and submit the NDA, that we will be able to assemble the required information required for an NDA submission, or that the FDA will not request additional clinical trial data or other regulatory information before it will accept an NDA submission for ALTROPANE.

Market Opportunity
      It has been estimated that approximately 140,000 individuals in the United States per year present to their physician with new, undiagnosed movement disorders such as PD and ET, and are therefore candidates for the ALTROPANE molecular imaging agent scan to diagnose or rule out early PS. Additionally, it has been estimated that the number of people in the United States with PD is between 500,000 and 1,500,000.

Diagnostic for Attention Deficit Hyperactivity Disorder (ADHD)

Background
      ADHD is the most commonly diagnosed behavioral disorder in children and is among the fastest growing psychiatric disorder in adults. ADHD is characterized by inattention, impulsivity and hyperactivity. It is estimated that between 3 and 7 percent of children have ADHD, or approximately 4,000,000 children in the United States. ADHD often continues to manifest throughout a patient’s adolescence and into adulthood. It is estimated that 30 to 70 percent of children with ADHD still meet the diagnostic criteria in adolescence and adulthood.
      It is also estimated that 2 to 4 percent of adults are affected by ADHD. Adults with ADHD tend to have fewer problems with hyperactivity, but more problems with inattention and distractibility. Many patients with ADHD often express other psychiatric disorders as well, such as depression, anxiety, obsessive compulsive disorder, and alcohol and substance abuse.
      ADHD is a chronic disorder. Therefore, it is considered important for a physician to establish a continuing plan for monitoring, evaluating and optimizing treatment plans. ADHD is typically treated with stimulant medications. It should be noted, however, that there is controversy over the long-term use of these stimulant medications, particularly in children.
      ADHD is currently diagnosed according to a set of behavioral criteria defined in the Diagnostic and Statistical Manual, or DSM, used by psychiatrists. This manual provides clinicians with the currently accepted list of diagnostic criteria to use in diagnosing the vast majority of mental disorders. A comprehensive evaluation is necessary to establish a diagnosis, rule out other causes and determine the presence or absence of co-morbid conditions. Such evaluation should include a clinical assessment of the individual’s academic, social, emotional, functional and developmental capabilities. Because these signs are difficult to categorize, the guidelines for diagnosing ADHD are very specific. According to the DSM, the diagnosis of ADHD requires that patients exhibit three broad behavioral symptoms that may be indicative of the disease: inattentiveness; hyperactivity; and impulsiveness. In children and teenagers, the symptoms are typically more frequent or more severe than in other children the same age. In adults, the symptoms generally impair a patient’s ability to function normally in daily life. In addition, the behaviors must create significant difficulty in at least two areas of a patient’s life, such as at home, in social settings, at school or at work. Finally, symptoms must be present for at least six consecutive months.

Need for an Objective Diagnosis
      While these criteria provide a structural framework for diagnosing ADHD, it has not been possible to validate these criteria against an objective biological standard. The lack of a definitive biological basis for ADHD has led to confusion concerning the diagnosis of ADHD. We believe that current diagnostic methods result in the frequent misdiagnosis of ADHD. As such, the introduction of an objective test to assist in the definitive diagnosis of ADHD would help avoid the unnecessary treatment of patients who have behavioral and psychiatric problems unrelated to ADHD. An objective test would also identify those patients who have not received treatment for the condition because of inadequate diagnostic methods.
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

Physician’s Sponsored IND
      The first clinical study utilizing the ALTROPANE molecular imaging agent for the early diagnosis of ADHD was conducted under a Physician’s Sponsored IND application. Adult patients with ADHD underwent SPECT scans using ALTROPANE and were found to have a significant elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The excessive number of dopamine transporters found in the brain in these ADHD subjects suggests that this may be a detectable biochemical abnormality in at least some individuals presenting with symptoms of ADHD. The results of the study were subsequently published in the British medical journal, The Lancet.

Phase II Trials
      Our initial Phase II trial, consisting of 40 adult patients, was designed to expand and elaborate on the findings obtained in the Physician’s Sponsored IND trial. The results of the trial indicated that the ALTROPANE molecular imaging agent was a successful indicator of adults with long-standing expertly-diagnosed ADHD. In this Phase II study, adults (ages 20-40) diagnosed by clinical experts as having ADHD had statistically significant elevations in the number of their brain dopamine transporters compared to unaffected (non-ADHD) individuals of the same age group. The 40 subject study was carried out at four academic medical institutions in the United States and the data analysis was performed at the Massachusetts General Hospital in Boston. The statistically significant separation of ADHD from unaffected individuals based on the ALTROPANE SPECT scan in this study confirmed the results of the Physician’s Sponsored IND study.
      A Phase IIb trial was initiated in order to confirm the results of the first Phase II trial and to test the validity of a newly-developed imaging processing algorithm that could potentially be used to more effectively separate ADHD patients from normal individuals. We are currently analyzing the imaging results and the clinical data obtained from patients enrolled to-date in our Phase IIb clinical trial using the ALTROPANE molecular imaging agent for the diagnosis of ADHD to ensure that the trial design and quantitation algorithms are appropriate for this patient population. We are also collaborating with outside experts to validate and refine the algorithm used to interpret the scans to ensure consistent and reproducible results. There can be no assurance that we will proceed with our Phase IIb trial, or if continued, that it will be successfully completed.

Market Opportunity
      It has been estimated that 2 to 4% of adults and 3 to 7% of school-age children in the United States have ADHD. We believe that an effective diagnostic for ADHD will enable physicians to identify those patients that have ADHD versus those who suffer from other behavioral disorders. For treatment to be successful, it is important to distinguish ADHD from other behavior or learning disorders. Many children carry ADHD into adulthood which may not only result in failure in school early in life but also underachievement later in life.

Technetium-Based Molecular Imaging Agent

Background
      To increase the acceptance of a DAT molecular imaging agent, we are developing a new compound that will selectively bind the same DAT protein recognized by ALTROPANE. The new compound will incorporate the technetium-99m, or 99mTc, radiolabel which is normally available from a 99mTc generator in hospital radiopharmacies. The SPECT imaging agent will be prepared on site by a nuclear medicine department using our supplied kit rather than being centrally prepared and distributed as ALTROPANE is today. This new agent will be designed to function in a SPECT scan in a very similar manner to that of ALTROPANE. The imaging agent developed will pass through the blood brain barrier after intravenous injection and rapidly and selectively bind the DAT protein in the brain (striatum region) with high affinity. Unbound agent will clear the brain rapidly to allow high contrast SPECT scans on the day of administration. Under the correct conditions, the SPECT scan data reflect the number of DAT proteins.

This is useful in the diagnoses and detection of diseases or conditions that reduce or increase the number of dopamine neurons or the concentration of DAT proteins on the neurons, such as in PD or ADHD.
      We licensed worldwide exclusive rights to develop 99mTc-based molecular imaging agents similar to ALTROPANE. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.
      Primate studies using our two 99mTc-incorporated compounds previously developed, TECHNEPINE and FLUORATECtm, have demonstrated that they are taken up by the DAT proteins in the normal brain in sufficient quantity to provide a readable image. Primates with experimentally-induced PD had markedly decreased uptake of both imaging agents.
      Before attempting definitive proof-of-concept studies in humans, however, we are further developing the manufacturing of the kit components as well as standardizing the 99mTc incorporation methodology.

Preclinical Development
      Our 99mTc-based molecular imaging program is in preclinical development. We have begun the work necessary to produce the essential starting materials as well as development of further 99mTc-labeling process improvements. Using the new labeling methods, we will perform appropriate animal preclinical studies, and then, if the results are favorable, conduct definitive proof-of-concept studies in humans. In parallel, our discovery program in this area is focused on developing additional new compounds similar to ALTROPANE to be used with 99mTc.
      We expect to submit an IND for our lead technetium-based molecular imaging agent during the fourth quarter of 2007. There can be no assurance that resources will be available to continue and complete the development activities being conducted, that the program will result in data that supports the continued development required to file an IND, or that we will be able to submit an IND during the fourth quarter of 2007.

Market Opportunity
      We believe that the ability to follow ALTROPANE to market with a second-generation technetium-based molecular imaging agent would give us a long-term competitive advantage. The use of technetium could offer ease-of-use, cost, manufacturing and distribution advantages.

Other Molecular Imaging Agents

Background
      We are developing other molecular imaging agents that combine the DAT selective properties of ALTROPANE with other unique properties. Our goal is to develop compounds that function with Positron Emission Tomography, or PET, and compounds suitable for Magnetic Resonance Imaging, or MRI. In addition to PS and ADHD, there is the possibility that these new agents could be used to diagnose other presently difficult to diagnose CNS disorders. These programs are in the discovery phase of development.

PET Imaging Agent
      PET cameras detect the two gamma rays that are generated when the positron emitted from certain isotopes, such as 18F, collide with an electron. PET cameras are less widely available today than SPECT instruments. However, PET cameras are becoming more common and could offer a distinct advantage in scan clarity as compared to SPECT scans.
      A pilot PET study in monkeys, using 11C as the radiolabel instead of 123I, demonstrated the feasibility of a molecule similar to ALTROPANE as a PET imaging agent. However, 11C is not readily available and has too short a half-life, whereas 18F is routinely commercially available and has half-life long enough to be practical. Therefore, methods for synthesis of a 18F version of a molecule similar to ALTROPANE are being developed.

MRI Imaging Agent
      MRI detection of a DAT binding agent would eliminate the need for radioactivity, but it is not clear that sufficient signal strength can be obtained using any existing ALTROPANE-like compounds. A selection of the most appropriate available compounds will be assessed before we initiate preclinical studies.

Axon Regeneration Program

Background
      Injuries to the brain and spinal cord can result in severe disability. In a limited way, backup or so-called accessory nerve pathways can partially compensate for those that have been destroyed, resulting in some recovery with rehabilitation, particularly after stroke. It has been widely believed that human beings are not capable of regenerating damaged or destroyed nerves in their CNS leading to the conclusion that recovery of function in severely injured patients is not possible or likely. Most research to date has focused on preventing further damage to nerves as a result of a stroke, spinal cord injury or traumatic brain injury; so-called “neuroprotection”. However, ongoing research by our scientific collaborators and others has indicated that axons, the portion of nerves that permit connections and signaling between nerve cells, can be induced to grow potentially enabling function controlled by damaged nerves to return. Published studies have begun to describe and analyze, for the first time, pathways inside and outside of nerve cells that facilitate axon regeneration, allowing molecular targets for drug candidates to be identified and evaluated. This research could potentially provide an avenue by which drug intervention could be utilized to support functional recovery in severe CNS injury. These studies have identified certain factors that stimulate axon regeneration and others whose presence inhibit axon regeneration. Importantly, these studies have reduced the uncertainty around functional recovery premised on axon regeneration and clearly distinguished it from neuroprotection.
      We believe that these factors may provide a therapeutic benefit to CNS injury patients over other forms of treatment. For example, ischemic stroke is caused by an acute blockage of a blood vessel to a specific area of the brain. Depending on the extent of the brain area serviced by this vessel, clinical consequences of it being blocked range from minor debility to death. As far as we know, current drug therapies, both approved or in development, are focused on minimizing the damage to the affected region of the brain, either by reversing the blockage (by clot dissolution) or by protecting brain cells from the ischemic injury (cytoprotective or neuroprotective agents). However, these agents are unable to promote robust functional recovery once the damage is complete. Furthermore, these “neuroprotective” treatments must be started within hours of the stroke because nerve cells die very quickly. We and our collaborators believe that axon regeneration can be induced or augmented by treatment with a unique set of compounds that were demonstrated to induce axon sprouting in cell culture and in rodents. The factors do not work by limiting or reversing the brain damage caused by the stroke-induced interruption of arterial blood flow, such as is proposed for neuroprotectants, but instead stimulate the formation of new axonal branches and connections. Our studies have shown that in a rat model of stroke, treatment with one of our axon regeneration factors can begin over 12 hours after the completed stroke and still restore motor function. However, clot dissolving and neuroprotective treatments must be given within a few hours of stroke onset to achieve any benefit. Clinically, neuroprotective and clot dissolving approaches have failed when given after the stroke is complete or after there has been significant brain cell death and a functionally important region of the brain has been definitively destroyed by stroke. In contrast, after the stroke is complete, the axon regeneration factors promote motor function recovery through the formation of new axonal branches and connections.
      We have licensed from Children’s Hospital of Boston worldwide rights to a portfolio of factors involved in axon regeneration. Research has shown that these factors stimulate a novel intracellular enzyme, N-kinase, or MST3b, which is thought to be a master switch for axon regeneration. Since axons form the connections between neurons of the brain and spinal cord, we believe that the capacity of these factors to promote axon regeneration provides a potential means to re-establish connections following CNS damage suffered in stroke, traumatic brain injury or spinal cord injury.

Preclinical Development
      Experiments and animal tests, including those conducted by our principal collaborating scientist, Dr. Larry Benowitz and his colleagues at Children’s Hospital in Boston, have reported significant accomplishments in the field of axon regeneration. We believe that these results demonstrate significant progress in the search for potentially important regenerative agents for stroke and spinal cord injury. A summary of these milestones is set forth below:

•	Our collaborating scientists have identified inosine, guanosine, mannose, cyclic adenosine monophosphate, and Oncomodulin, or MDP-14, as factors that have roles in axon regeneration.

•	Our collaborating scientists demonstrated that inosine treatment produced functional recovery in an experimental rat model of stroke. The improvement in forelimb and hindlimb function in the treated animals was statistically significant over the control group rats.

•	Inosine also stimulated axon growth in an animal model of spinal cord injury. Almost all of the treated animals showed signs of extensive axon regeneration from the uninjured to the injured side of the spinal cord, specifically the corticospinal tract.

•	Initial examination of brain tissues from animals infused with INOSINE in toxicology studies indicates that INOSINE does not appear to cause random, non-regulated axon growth. We are planning to confirm these findings with more extensive safety evaluations in animal models. This is important because such growth could potentially cause unwanted and potentially dangerous changes in behavior, personality or other functions.

•	Using Oncomodulin, our collaborating scientists have been able to stimulate regeneration of the optic nerve to a degree far greater than had previously been documented in scientific literature and showed that the regenerated fibers passed through an optic nerve crush injury and extend for several millimeters along the degenerated optic nerve tract towards the brain.

INOSINE
      Based on persuasive data generated from in vitro assays and animal model studies, we have selected inosine as the lead candidate in our clinical program for functional recovery in stroke. Inosine is a proprietary axon regeneration factor that specifically promotes axon outgrowth in CNS neurons. It is a purine nucleoside that is a naturally occurring compound primarily derived from the hydrolysis of inosine monophosphate or the deamination of adenosine. Inosine is released in small quantities in the nervous system after injury. We refer to the manufactured drug product candidate as INOSINE, to emphasize that it a formulated drug product liquid for human administration, and to the naturally occurring crystalline nucleoside as inosine.
      We licensed worldwide exclusive rights to develop inosine for treatment of CNS injuries and disorders. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Codman & Shurtleff, Inc.
      In September 2003, we entered into an agreement with Codman & Shurtleff, Inc., or Codman, a Johnson & Johnson subsidiary. The agreement calls for Codman to provide us with implantable pumps and intracerebroventricular, or ICV, catheters for our preclinical and clinical studies of INOSINE. We believe that the sourcing of pumps and catheters from a reliable, high quality supplier such as Codman will enable us to complete our pre-clinical toxicology studies, file our IND and proceed into clinical development in a more streamlined manner by utilizing the same drug delivery technology in each step. In exchange for their support of our development program and regulatory submissions, Codman received a right of first refusal to exclusively license our intellectual property regarding INOSINE including, but not limited to, a right to co-develop INOSINE with Codman’s medical devices in the event that we offer similar rights to others. Codman’s rights are subject to specified terms and could extend from the date of certain completed pilot studies through the completion of Phase II clinical testing of INOSINE. However, we can provide no assurances that we will ever offer such rights to another party or that Codman will exercise their right of first refusal.

Investigational New Drug Application
      In July 2004, we filed an IND application with the FDA for the use of INOSINE to enhance motor functional recovery after stroke. In September 2004, we announced that we received a written response to our INOSINE IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. In August 2005, we completed and submitted the results of certain studies requested by the FDA. In October 2005, the FDA informed us that we remained on clinical hold pending receipt of additional information from existing tissue samples and related data from preclinical studies performed at contract laboratories. We are attempting to obtain the related data and assess if there are sufficient tissue samples of suitable quality to satisfy the additional FDA requests. Assuming that we are able to obtain these necessary samples and data, we plan to complete our clinical hold response and submit it to the FDA. There is no assurance that the requested tissues and data remain available or that our response, when and if completed, will be adequate, that we will be taken off clinical hold or that other preclinical studies will not be required by the FDA prior to initiating the Phase I trial. Additional preclinical studies could result in additional costs and delays in our INOSINE program.

Clinical Trial Program
      The proposed Phase I study has been designed to enroll 27 moderate to severe stroke patients. The study design calls for a dose-escalation of INOSINE given to three groups of stroke patients (9 patients in each dose group). All patients will be maintained on their initial dose of INOSINE for the full study period. INOSINE will be administered via an implantable subcutaneous pump and ICV catheter system that potentially allows the patient to leave the hospital at the same approximate time that they otherwise would have after such a stroke. In addition to safety monitoring, efficacy monitoring will also be performed, but the small number of patients and the short duration of treatment will probably preclude statistically valid efficacy conclusions to be drawn.
      In addition to our INOSINE IND, we are exploring the possibility of undertaking clinical studies under a Physician’s Sponsored IND or the FDA’s new exploratory IND program.

Market Opportunity
      We believe that INOSINE has the potential to change the current clinical outcome for patients with stroke and other CNS injuries. Our initial target application will be for stroke. We believe that INOSINE also has potential for the treatment of spinal cord injury and traumatic brain injury, two additional indications that could potentially benefit from INOSINE treatment.
      The annual incidence of stroke in the United States is approximately 700,000 with more than 5,000,000 stroke survivors currently alive. The incidence of a moderate or severe traumatic brain injury is approximately 250,000 cases annually. The incidence of spinal cord injury is approximately 11,000 cases annually. Treatment for these conditions is presently limited to hemodynamic support, steroids to reduce inflammation, and, in the case of stroke, the correction of predisposing hematological abnormalities.

Parkinson’s Disease Therapeutic Program

Background
      We are developing small molecules for the treatment of PD. Each product candidate in this group is a small tropane-based molecule that binds with extremely high selectivity to the DAT, thereby blocking the re-uptake of dopamine into a pre-synaptic neuron. This blockade results in an increase in local dopamine concentrations at the nerve junctions and thus compensates for the decreased dopamine production characteristic of PD. We believe that the strategy of DAT blockade represents a new approach to the treatment of PD. We licensed rights to these new therapeutic compounds developed by the same scientists who developed the ALTROPANE molecular imaging agent. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products. We believe that this group of compounds represents a novel and promising approach to the treatment of PD.
      In addition to increasing synaptic dopamine concentrations, DAT blockade may have unique disease-modifying or neuro-protective effects. The DAT has been increasingly implicated as one of the possible fundamental putative mediators of PD. DAT may transport molecules (including potentially dopamine itself) responsible for the destruction of the dopamine neurons. DAT blockade has been shown, in a variety of animal models, to protect dopamine-producing cells from experimental toxins. Based on the accumulating data, DAT blockade may represent a credible and viable approach to potentially preventing the progression of PD in both advanced patients and those with recent onset of symptoms.

Preclinical Development
      Our PD therapeutic program is in preclinical development. We have identified several promising lead compounds which are the subject of further analyses currently ongoing. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as mono-therapy agents and in conjunction with the most common treatment, Levodopa.
      We expect to submit an IND for our PD therapeutic program during the first half of 2008. There can be no assurance that resources will be available to continue and complete the development activities being conducted, that the program will result in data that supports the continued development required to file an IND, or that we will be able to submit an IND during the first half of 2008.

Ocular Therapeutic Program
      Our ocular therapeutic program is designed to leverage our intellectual property estate and derive value from alternative uses of our compounds already in development. The overall objective with the program is to develop a sufficiently broad and comprehensive set of in-vitro and animal data to demonstrate to potential development and commercialization partners the potential utility of our compounds as therapeutics for important eye diseases and regeneration of damaged optic nerve axons.
      There are two recombinant proteins under development within the ocular therapeutic program. Troponin I, or Troponin, is being studied as a therapeutic to control abnormal new blood vessel formation (angiogenesis) in the eye. Control of such blood vessel growth is viewed as important in the treatment of wet age related macular degeneration, or AMD, as well as potentially diabetic retinopathy. The second protein is Oncomodulin, or MDP-14, which is being tested to determine its potential utility to enhance axon regeneration after acute injury to the eye and possibly glaucoma.
      Scientists at Children’s Hospital in Boston have published research in the Proceedings of the National Academy of Sciences suggesting Troponin has anti-angiogenic activity, both in vitro and in vivo. Anti-angiogenic approaches may have potential for the treatment of eye diseases that are associated with abnormal retinal angiogenesis. Two of these diseases, AMD and diabetic retinopathy, are the major causes of blindness in developed countries. We licensed worldwide exclusive rights to develop Troponin as a therapeutic to control angiogenesis. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.
      Oncomodulin is a recombinant protein that is reported by our scientific collaborators to enhance axon regeneration in cellular and animal assays. Oncomodulin is being evaluated as a therapeutic for potential ocular indications, including re-growth of axons after optic nerve injury or damage of retinal ganglion cells from intraocular pressure caused by glaucoma.
Scientific Collaborators
      A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional backgrounds and affiliations is as follows:
      Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School;
      Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Boston Life Sciences, Inc., Senior Scientific Advisor, Schwarz Pharma AG;
      Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School;
      Robert S. Langer, Sc.D., Director, Boston Life Sciences, Inc.; Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology;
      Marc E. Lanser, M.D., Former Chief Medical Officer and current Scientific Advisory Board Member, Boston Life Sciences, Inc.; and
      Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.
Research and Development
      We rely on licensing from third parties, principally Harvard and its Affiliates, as our source for new technologies and product candidates, and we maintain only limited internal research and development personnel and facilities. Research and development expenses for the years ended December 31, 2005, 2004 and 2003 were approximately $6.1 million, $6.4 million and $4.4 million, respectively.
Licensing Agreements, Patents and Intellectual Property
      We have obtained exclusive licenses to patent portfolios related to our product candidates in development. However, as to one or more of the patents and patent applications of the patent portfolios, which we have licensed from a university or academic institution, the United States government holds a nonexclusive, royalty-free, license in exchange for providing research funding.
      Our intellectual property strategy is to vigorously pursue patent protection for our technologies in the United States and major developed countries. As of December 31, 2005, we owned or licensed 23 issued U.S. patents and 16 pending U.S. patent applications. International patent applications corresponding to certain of these U.S. patent applications have also been filed. Generally, each license agreement is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the FLUORATEC molecular imaging agent expire beginning in 2020. The patents on inosine expire in 2017. The applications for patents relating to DAT blockers are currently pending.
      The patent positions of pharmaceutical and biotechnology companies, including ours, are uncertain and involve complex and evolving legal and factual questions. We cannot guarantee that any patents will issue from any pending or future patent applications owned by, or licensed to us. Existing or future patents may be challenged, infringed upon, invalidated, found to be unenforceable or circumvented by others. We cannot guarantee that any of our rights under any issued patents will provide sufficient protection against competitive products or otherwise cover commercially valuable products or processes. We may not have identified all United States and foreign patents that pose a risk of infringement. In addition, even if we secure patent protection, our product candidates may still infringe on the patents or rights of other parties, and these patent holders may decide not to grant a license to us. We may be required to change our product candidates or processes, engage in legal challenges to the validity of third party patents that block our ability to market a product, pay licensing fees, or cease certain activities because of the patent rights of third parties. Any of these events could cause additional unexpected costs and delays.
      In the event that a third party has a patent or patent application overlapping an invention claimed in one of our patent applications, we may be required to participate in a patent interference proceeding declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention. A patent interference could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. We cannot provide assurance that our patents and patent applications, if issued, would be held valid by a court of competent jurisdiction.
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
Competition
      The biotechnology and pharmaceutical industries are highly competitive, rapidly changing and are dominated by larger, more experienced and better capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies that have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research related to the causes of, and possible treatments for diseases for which we are trying to develop products, including CNS disorders such as stroke, PD and ADHD are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to effectively compete with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products. These advantages could enable them to bring products to market faster than us.
      We expect that our products will compete with a variety of products currently offered and under development by a number of pharmaceutical and biotechnology companies that have greater financial and marketing resources than ours. We believe that our product candidates, if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety, and the overall economic benefit to the health care system offered by such products. However, there can be no assurance that our product candidates, if developed, will achieve better efficacy and safety profiles than current drugs now offered or products under development by our competitors. Competition among pharmaceutical products approved for sale also may be based on, among other things, patent position, availability and price. In addition, we expect that our competitors will have greater marketing resources and experience than we do, which may enable them to market their products more successfully than we market ours.
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
      To our knowledge, there is presently no approved diagnostic in the United States for PD and other movement disorders. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD, DATScantm. To date, GE Healthcare has obtained marketing approval only in certain countries in Europe. To the best of our knowledge, GE Healthcare is not presently seeking approval in the United States. However, GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market ALTROPANE in Europe.
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
      Our activities are regulated by a number of government authorities in the United States and other countries, including the FDA pursuant to the Federal Food, Drug, and Cosmetic Act. The FDA regulates drugs, including their research, development, testing, manufacturing, labeling, packaging, storage, advertising and promotion, and distribution. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. In addition, changes in existing regulatory requirements could prevent or affect the timing of our ability to achieve regulatory compliance. Federal and state laws, regulations and policies may be changed with possible retroactive effect, and how these rules actually operate can depend heavily on administrative policies and interpretations over which we have no control.
      Obtaining FDA approvals is time-consuming and expensive. The steps required before any of our product candidates may be marketed in the United States include:

•	Preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice regulations;

•	Submission to the FDA of an IND application, which must become effective before United States human clinical trials may commence;

•	Adequate and well-controlled human clinical trials according to good clinical practice regulations, or GCP, to establish the safety and efficacy of the product for its intended use;

•	Submission to the FDA of an NDA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the application(s) prior to any commercial sale or shipment of the drug.

      Once a drug candidate is identified for development it enters the preclinical testing stage. Preclinical tests include laboratory evaluations of product chemistry, toxicity and formulation, as well as animal studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information and analytical data, to the FDA as part of the IND. Some preclinical or non-clinical testing may continue even after the IND is submitted. In addition to including the results of the preclinical studies, the IND will also include a protocol detailing, among other things, the objectives of the first phase of the clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated if the first phase lends itself to an efficacy determination. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA places the clinical trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin.
      All clinical trials must be conducted under the supervision of one or more qualified investigators in accordance with GCP. These regulations include the requirement that all research subjects provide informed consent. Further, an Institutional Review Board, or IRB, at each institution participating in the clinical trial must review and approve the protocol before a clinical trial commences at that institution. Each new clinical protocol must be submitted to the FDA as part of the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events occur.
      Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:
      Phase I: The drug is initially introduced into healthy human subjects or patients with the disease and tested for safety, dosage tolerance, pharmacokinetics, pharmacodynamics, absorption, metabolism, distribution and excretion.
      Phase II: Involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
      Phase III: Clinical trials are undertaken to further evaluate dosage, clinical efficacy and safety in an expanded patient population. These studies are intended to establish the overall risk-benefit ratio of the product and provide, if appropriate, an adequate basis for product labeling.
      Phase I, Phase II, and Phase III testing may not be completed successfully within any specified period, if at all. The FDA or an IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Success in early stage clinical trials does not assure success in later stage clinical trials.
      Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, and other relevant information are submitted to the FDA as part of the NDA requesting approval to market the product. The submission of an NDA is subject to payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted before it accepts them for filing. If a submission is accepted for filing, the FDA begins an in- depth review, including inspecting the manufacturing facilities. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide not to approve the NDA.
      There is no guarantee that approvals will be granted for any of our product candidates, or that the FDA review process will not involve delays that significantly and negatively affect our product candidates. We also may encounter similar delays in foreign countries. In addition, even if we receive regulatory approvals, they may have significant limitations on the uses for which any approved products may be marketed. After approval, some types of changes to the approved product are subject to further FDA review and approval. Any marketed product and its manufacturer are subject to periodic review, and any discovery of previously unrecognized problems with a product or manufacturer could result in suspension or limitation of approvals. Failure to comply with the applicable FDA requirements at any time during the product development process, approval process, or after approval, may subject an applicant to administrative or judicial sanctions, including the FDA’s refusal to approve pending applications, withdrawal of approval, a clinical hold, warning letters, product recalls and seizures, total or partial suspension of production or distribution, or injunctions, fines, civil penalties or criminal prosecution.
Pharmaceutical Pricing and Reimbursement
      In both domestic and foreign markets, sales of any products for which we receive regulatory approval for commercial sales will depend in part on the availability of reimbursement for third party payors. Third party payors include government health care program administrative authorities, managed care providers, private health insurers and other organizations. These third party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the scope of coverage and payment amounts for newly approved heath care products. We may need to conduct expensive pharmacoeconomic studies in order to demonstrate the cost-effectiveness of our products. Our products may not be considered medically necessary or cost-effective. Adequate third party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development.
Manufacturing
      We currently outsource manufacturing for all of our product candidates, with the exception of Troponin and Oncomodulin, and expect to continue to outsource manufacturing in the future. We believe our current suppliers will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of primarily outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs.
      FDA regulations require that we establish a manufacturing source of ALTROPANE under the cGMP regulations established by the FDA. MDS Nordion, Inc., or MDS Nordion, a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents, has supplied ALTROPANE to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2006, MDS Nordion manufactures the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. MDS Nordion assisted in the preparation of the regulatory information for the Chemistry Manufacturing and Controls section of our planned NDA for ALTROPANE. In February 2003, MDS Nordion submitted a Drug Master File describing the manufacture of ALTROPANE to the FDA. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish cGMP manufacturing process for ALTROPANE. We hope to sign an extension with MDS Nordion before December 31, 2006 but there can be no assurance that we will be able to or that the terms will be acceptable.
      We expect MDS Nordion will also supply the cGMP ALTROPANE for our ADHD and other clinical trials. We do not, however, have a manufacturing agreement relating to the commercial production of ALTROPANE with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms.

      We lease 3,300 square feet of laboratory space located in Baltimore, Maryland that expires in May 2006. We are currently negotiating an extension to this lease. This space supports our efforts to establish a consistent manufacturing process for Troponin and Oncomodulin.
Marketing and Sales
      Our strategy is to pursue partnering opportunities in order to accelerate and maximize commercialization of our clinical product candidates and strategic collaborations for development of our preclinical product candidates. These collaborators may provide financial and other resources, including capabilities in research, development, manufacturing, marketing and sales. There can be no assurances that we will be successful in our collaboration efforts.
      We believe that engaging a global partner for our molecular imaging program and in particular for the launch and commercialization of ALTROPANE is likely to be the most effective means to maximize the value of the ALTROPANE product. We are currently developing our sales, marketing and distribution strategy for ALTROPANE and conducting pricing and reimbursement analyses to support our partnering efforts so that we are adequately prepared to launch the product on our own should we be unable to reach a partnership agreement on acceptable terms. No assurances can be made that we will be able to reach a partnership agreement on acceptable terms, if at all. No assurances can be made that ALTROPANE will be approved or that such launch will be successful.
Employees
      As of December 31, 2005, we employed 22 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.
Other Information
      We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, DC 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.
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
      Additional financial information is contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II, and in Item 8 of Part II of this Annual Report on Form 10-K.

Item 1A.	Risk Factors.
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
      Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. As of December 31, 2005, we had incurred cumulative net losses of approximately $117,000,000 since inception. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
      For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at December 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On March 23, 2006, the closing price of our common stock was $2.87. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies or grant licenses on terms that are not favorable to us. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity and or debt financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
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

OUR ESTIMATES OF OUR LIABILITY UNDER OUR BOSTON, MASSACHUSETTS LEASE MAY BE INACCURATE.
      Our lease in Boston, Massachusetts expires in 2012. We have entered into two sublease agreements covering all 6,600 square feet under this lease through the date of expiration. In determining our obligations under the lease that we do not expect to occupy, we have made certain assumptions for the discounted estimated cash flows related to the rental payments that our subtenants have agreed to pay. We may be required to change our estimates in the future as a result of, among other things, the default of one or both of our subtenants with respect to their payment obligations. Any such adjustments to the estimate of liability could be material.
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
      After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were found in this trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the POET-1 trial to date, statistical modeling indicated that POET-1 may have already enrolled enough subjects in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 subjects in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the data from subjects enrolled in the POET-1 trial indicates that the error rate of general practitioners who participated in POET-1 is much higher. As such, the statistical modeling indicates that if the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance may be achieved after enrolling slightly over half the originally planned number of subjects. We will need to complete further clinical studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that these Phase III clinical trials will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.
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
      The FDA regulates drugs in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices and cGMP. Our compliance with these standards is subject to initial certification by independent inspectors and continuing audits thereafter. Obtaining FDA approval to sell our product candidates is time-consuming and expensive. The FDA usually takes at least 12 to 18 months to review an NDA which must be submitted before the FDA will consider granting approval to sell a product. If the FDA requests additional information, it may take even longer for the FDA to make a decision especially if the additional information that they request requires us to complete additional studies. We may encounter similar delays in foreign countries. After reviewing any NDA we submit, the FDA or its foreign equivalents may decide not to approve our products. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidates.
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

•	Restrictions on such products, manufacturers or manufacturing processes;

•	Warning letters;

•	Withdrawal of the products from the market;

•	Refusal to approve pending applications or supplements to approved applications that we submit;

•	Recall;

•	Fines;

•	Suspension or withdrawal of regulatory approvals;

•	Refusal to permit the import or export of our products;

•	Product seizure; and

•	Injunctions or the imposition of civil or criminal penalties.

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
      Our patent strategy is to obtain broad patent protection, in the United States and in major developed countries, for our technologies and their related medical indications. Risks associated with protecting our patent and proprietary rights include the following:

•	Our ability to protect our technologies could be delayed or negatively affected if the USPTO requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interference or litigation proceeding;

•	Our patents may infringe the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and propriety know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.

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
      Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:

•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Boston Life Sciences, Inc.; Senior Scientific Advisor, Schwarz Pharma AG.

•	Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Director, Boston Life Sciences, Inc., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Marc E. Lanser, M.D., Former Chief Medical Officer and current Scientific Advisory Board Member, Boston Life Sciences, Inc.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.
      Dr. Benowitz, Dr. Bianchine, and Dr. Lanser provide scientific consultative services resulting in total payments of approximately $67,000 per year. Dr. Benowitz provides scientific consultative services primarily related to our axon regeneration program. Dr. Bianchine and Dr. Lanser provide scientific consultative services as members of our Scientific Advisory Board.
      We do not have a formal agreement with Dr. Meltzer individually but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.
      Our significant collaborations include:

•	Beacon Bioscience in Doylestown, Pennsylvania which performs services for us including ALTROPANE SPECT evaluations and image management;

•	Chemic Laboratories in Canton, Massachusetts which provides ALTROPANE chemical intermediate material, INOSINE drug substance, and performs certain analytic services for our preclinical programs;

•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	INC Research in Raleigh, North Carolina which performs services for us including clinical and medical monitoring, statistical analysis and data management services;

•	Massachusetts General Hospital, Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the SPECT ALTROPANE molecular imaging agent;

•	Medifacts International in Rockville, Maryland which is our ECG core laboratory and provides cardiac safety services; and

•	Organix in Woburn, Massachusetts which provides non-radioactive ALTROPANE for FDA mandated studies and synthesizes our compounds for the treatment of PD and for axon regeneration.
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
      To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/ Amersham), that has marketed a diagnostic imaging agent for PD. To date, GE Healthcare has obtained marketing approval only in Europe, and to the best of our knowledge, is not presently seeking approval in the United States. However, GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market will make it difficult for us to successfully market ALTROPANE in Europe.

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

IF THIRD-PARTY PAYORS DO NOT ADEQUATELY REIMBURSE OUR CUSTOMERS FOR ANY OF OUR PRODUCTS THAT ARE APPROVED FOR MARKETING, THEY MIGHT NOT BE ACCEPTED BY PHYSICIANS AND PATIENTS OR PURCHASED OR USED, AND OUR REVENUES AND PROFITS WILL NOT DEVELOP OR INCREASE.
      Substantially all biotechnology products are distributed to patients by physicians and hospitals, and in most cases, such patients rely on insurance coverage and reimbursement to pay for some or all of the cost of the product. In recent years, the continuing efforts of government and third party payors to contain or reduce health care costs have limited, and in certain cases prevented, physicians and patients from receiving insurance coverage and reimbursement for medical products, especially newer technologies. We believe that the efforts of governments and third-party payors to contain or reduce the cost of healthcare will continue to affect the business and financial condition of pharmaceutical and biopharmaceutical companies. Obtaining reimbursement approval for a product from each governmental or other third-party payor is a time-consuming and costly process that could require us to provide to each prospective payor scientific, clinical and cost-effectiveness data for the use of our products. If we succeed in bringing any of our product candidates to market and third-party payors determine that the product is eligible for coverage; the third-party payors may nonetheless establish and maintain price levels insufficient for us to realize a sufficient return on our investment in product development. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases.
      Our ability to generate adequate revenues and operating profits could be adversely affected if such limitations or restrictions are placed on the sale of our products. Specific risks associated with medical insurance coverage and reimbursement include:

•	Significant uncertainty exists as to the reimbursement status of newly approved health care products;

•	Third-party payors are increasingly challenging the prices charged for medical products and services;

•	Adequate insurance coverage and reimbursement may not be available to allow us to charge prices for products which are adequate for us to realize an appropriate return on our development costs. If adequate coverage and reimbursement are not provided for use of our products, the market acceptance of these products will be negatively affected;

•	Health maintenance organizations and other managed care companies may seek to negotiate substantial volume discounts for the sale of our products to their members thereby reducing our profit margins; and

•	In recent years, bills proposing comprehensive health care reform have been introduced in Congress that would potentially limit pharmaceutical prices and establish mandatory or voluntary refunds. It is uncertain if any legislative proposals will be adopted and how federal, state or private payors for health care goods and services will respond to any health care reforms.
      U.S. drug prices may be further constrained by possible Congressional action regarding drug reimportation into the United States. Some proposed legislation would allow the reimportation of approved drugs originally manufactured in the United States back into the United States from other countries where the drugs are sold at a lower price. Some governmental authorities in the U.S. are pursuing lawsuits to obtain expanded reimportation authority. Such legislation, regulations, or judicial decisions could reduce the prices we receive for any products that we may develop, negatively affecting our revenues and prospects for profitability. Even without legislation authorizing reimportation, increasing numbers of patients have been purchasing prescription drugs from Canadian and other non-United States sources, which has reduced the price received by pharmaceutical companies for their products.

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
      Moreover, marketing and promotion arrangements in the pharmaceutical industry are heavily regulated by CMS, and many marketing and promotional practices that are common in other industries are prohibited or restricted. These restrictions are often ambiguous and subject to conflicting interpretations, but carry severe administrative, civil, and criminal penalties for noncompliance. It may be costly for us to implement internal controls to facilitate compliance by our sales and marketing personnel.
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
      In particular, the Medicare Prescription Drug Improvement and Modernization Act of 2003 established a new Medicare prescription drug benefit. The prescription drug program and future amendments or regulatory interpretations of the legislation could affect the prices we are able to charge for any products we develop and sell for use by Medicare beneficiaries and could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay. The legislation changed the methodology used to calculate reimbursement for drugs that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, the Medicare prescription drug benefit program that took effect in January 2006 directed the Secretary of Health and Human Services to contract with procurement organizations to purchase physician-administered drugs from manufacturers and provided physicians with the option to obtain drugs through these organizations as an alternative to purchasing from manufacturers, which some physicians may find advantageous. Because we have not received marketing approval or established a price for any product, it is difficult to predict how this new legislation will affect us, but the legislation generally is expected to constrain or reduce reimbursement for certain types of drugs.
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
      We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our product candidates and currently have no plans to obtain additional facilities. To date, we have obtained the limited quantities of drug product required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of Troponin and Oncomodulin, which we presently plan to produce in our facility in Baltimore, Maryland.
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
      With respect to our most advanced product candidate, ALTROPANE molecular imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2006, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE molecular imaging agent. We also paid MDS Nordion approximately $900,000 to establish a GMP certified manufacturing process for the production of ALTROPANE. Finally, we agreed to minimum monthly purchases of ALTROPANE through December 31, 2006. We hope to sign an extension with MDS Nordion before December 31, 2006 but there can be no assurance that we will be able to or that the terms will be acceptable. The agreement provides for MDS Nordion to manufacture the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a cGMP manufacturing process for ALTROPANE.
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
      If we are not able to obtain adequate supplies of our product candidates and any approved products, it will be more difficult for us to develop our product candidates and compete effectively. Our product candidates and any products that we successfully develop may compete with product candidates and products of third parties for access to manufacturing facilities. Our contract manufacturers are subject to ongoing, periodic, unannounced inspection by the FDA and corresponding state and foreign agencies or their designees to ensure strict compliance with cGMP regulations and other governmental regulations and corresponding foreign standards. We cannot be certain that our present or future manufacturers will be able to comply with cGMP regulations and other FDA regulatory requirements or similar regulatory requirements outside the United States. We do not control compliance by our contract manufacturers with these regulations and standards. Failure of our third party manufacturers or us to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, failure of regulatory authorities to grant marketing approval of our product candidates, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our product candidates and products.
Risks Related to Employees and Growth

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/ OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.
      Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer, Mark Pykett, our President and Chief Operating Officer and Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer to be key to our efforts to develop and commercialize our product candidates. The loss of the service of any of these key executives may significantly delay or prevent the achievement of product development and other business objectives. On March 31, 2006, we entered into employment and non-compete agreements with Messrs. Savas, Pykett and Rice. We do not presently carry key person life insurance on any of our scientific or management personnel.
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

CHANGES IN STOCK OPTION ACCOUNTING RULES MAY HAVE A SIGNIFICANT ADVERSE AFFECT ON OUR OPERATING RESULTS.
      We have a history of using broad based employee stock option programs to hire, incentive and retain our workforce in a competitive marketplace. Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” allows companies the choice of either using a fair value method of accounting for options that would result in expense recognition for all options granted, or using an intrinsic value method, as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, with a pro forma disclosure of the impact on net income (loss)

allocable to common stockholders of using the fair value option expense recognition method. We have elected to apply APB 25 and, accordingly, we generally have not recognized any expense with respect to employee stock options as long as such options are granted at exercise prices equal to the fair value of our common stock on the date of grant.
      In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised), “Share-Based Payment” (Statement 123R). Statement 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the grant-date fair value of the equity instruments issued, which may be determined with references to various valuation models. These models may involve extensive and complex analysis. Statement 123R is effective for us beginning on January  1, 2006, which is the first day of our 2006 fiscal year. While we continue to evaluate the effect that the adoption of Statement 123R will have on our financial position and results of operations, we currently expect that our adoption of Statement 123R will increase our net loss.

ITEM 1B.	Unresolved Staff Comments.
      Not applicable.

ITEM 2.	Properties.
      Our corporate office is located in Hopkinton, Massachusetts. We lease approximately 5,900 square feet of office space which expires in 2008 and provides for a three-year renewal option. We also lease 3,300 square feet of laboratory space located in Baltimore, Maryland that expires in May 2006. We are currently negotiating an extension to this lease. In addition, we lease 2,500 square feet of office space located in Woburn, Massachusetts that expires in August 2006.
      Our lease in Boston, Massachusetts expires in 2012. We have entered into two sublease agreements covering all 6,600 square feet under this lease.
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

Market Information
      Our common stock trades on the NASDAQ Capital Market under the symbol BLSI. In February 2005, we implemented a one-for-five reverse split of our common stock. Unless otherwise noted, data used throughout this Annual Report on Form 10-K is adjusted to reflect the reverse stock split.
      The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2004 through December 31, 2005 as reported on the NASDAQ Capital Market.

Quarter Ended	High	Low

March 31, 2004	$8.70	$5.60
June 30, 2004	$7.35	$4.20
September 30, 2004	$4.95	$2.30
December 31, 2004	$4.00	$2.20
March 31, 2005	$3.20	$1.56
June 30, 2005	$2.72	$2.00
September 30, 2005	$3.84	$1.64
December 31, 2005	$2.42	$1.94

Holders
      As of March 23, 2006, there were approximately 3,100 holders of record of our common stock. As of March 23, 2006, there were approximately 13,000 beneficial holders of our common stock.

Dividends
      We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We paid $314,987 and $201,760 in cash dividends to the former holders of outstanding Series E Cumulative Convertible Preferred Stock effective February 4, 2005 and October 31, 2004, respectively.

Item 6.	Selected Consolidated Financial Data.
      The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2005 and our consolidated balance sheets as of December 31, 2005 and 2004 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 8. Financial Statements and Supplementary Data” herein. The consolidated statement of operations data for the years ended December 31, 2002 and 2001 and the consolidated balance sheet data as of December 31, 2003, 2002 and 2001 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,

	2005	2004	2003	2002	2001

Statement of Operations Data
Revenues	$—	$—	$—	$—	$—
Operating expenses	11,647,984	10,381,429	7,914,887	10,302,008	10,585,618
Net loss	(11,501,442)	(11,250,877)	(8,367,994)	(10,993,142)	(10,252,587)
Preferred stock beneficial conversion feature	—	—	(2,696,658)	—	—
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	(715,515)	(480,045)	(34,029)	—	—
Net loss available to common shareholders	(12,216,957)	(11,730,922)	$(11,098,681)	$(10,993,142)	$(10,252,587)
Basic and diluted net loss per share available to common stockholders	$(1.03)	$(1.73)	$(1.82)	$(2.49)	$(2.47)
Weighted average number of common shares outstanding	11,806,153	6,795,316	6,101,408	4,412,637	4,146,632
Balance Sheet Data
Cash and cash equivalents	$578,505	$152,971	$6,088,458	$794,401	$287,302
Marketable securities	8,750,832	1,490,119	4,876,402	6,177,705	10,012,198
Restricted cash and restricted marketable securities	—	—	5,036,248	—	—
Total assets	10,515,488	2,544,713	17,432,894	8,527,893	11,426,419
Working capital (deficit) (excludes restricted cash and restricted marketable securities)	7,466,080	(187,530)	9,974,660	5,558,691	9,095,717
Long-term debt	—	—	3,811,129	3,869,872	—
Stockholders’ equity	$7,891,306	$568,940	$12,115,618	$2,822,853	$9,622,835

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
      Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”
Overview

Description of Company
      We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, disorders. Our current product candidate pipeline includes diagnostic and therapeutic programs based on proprietary technologies. We are developing diagnostic agents in molecular imaging, and therapeutic drugs for axon regeneration, blockade of the Dopamine Transporter, or DAT, and anti-angiogenesis. Our programs target unmet medical needs in the diagnosis and treatment of Parkinson’s Disease, or PD, the diagnosis of Attention Deficit Hyperactivity Disorder, or ADHD, the treatment of stroke and the treatment of certain ocular conditions.
      At December 31, 2005, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”
      As of December 31, 2005, we have experienced total net losses since inception of approximately $117,000,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at December 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On March 23, 2006, the closing price of our common stock was $2.87. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
      Our ability to continue development of our programs, including our Phase III program of ALTROPANE molecular imaging agent as a diagnostic for Parkinsonian Syndromes, or PS, the Phase II program of ALTROPANE molecular imaging agent as a diagnostic for ADHD and our preclinical programs including those in axon regeneration, PD therapeutics and ocular therapeutics may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we may not have sufficient funds to complete our Phase III clinical trials of ALTROPANE as a diagnostic for PS or the Phase II program of ALTROPANE as a diagnostic for ADHD.

      We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business. We believe that a near-term opportunity exists to take advantage of market dynamics and financing conditions in our sector that we believe could enable us to acquire on favorable terms select biotechnology and drug development companies that have sound technical foundations, strong technical leadership and shareholders amenable to change and further investment in the combined entity.
      The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. They may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.
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

Product Development

Molecular Imaging Program
      The ALTROPANE molecular imaging agent is being developed for two indications: the differential diagnosis of 1) PS (including PD), and non-PS in patients with tremor; and 2) ADHD. We have completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from other movement disorders. In April 2004, we reached an agreement with the Food and Drug Administration, or FDA, under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE designed to distinguish PS from non-PS in patients with tremors. This trial was designed to enroll a minimum of 500 patients and required that the statistical significance of the results reach a p-value of less than 0.02. Under the SPA, interim analysis of trial data was not permitted. Patient enrollment in this trial was initiated in July 2004 and continued into 2005. In August 2005, we reached agreement with the FDA on a new SPA providing for an amended Phase III program that specified two clinical protocols: 1) Parkinson’s or Essential Tremor-1, or POET-1, and 2) a new protocol Parkinson’s or Essential Tremor-2, or POET-2. This new SPA permitted us to conduct two smaller Phase III trials and lower the statistical endpoint hurdle of the two trials from p<0.02 to p<0.05. The FDA agreed to allow all subjects enrolled under the terms of the old SPA to be retained for purposes of the new SPA. Under the new SPA, interim analysis of data was still not permitted. Publication of the results of POET-1 prior to the completion of POET-2 was also prohibited. POET-1 and POET-2 were to occur sequentially. The primary endpoint for POET-1 is the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of the internist or general practitioner. A diagnosis of a Movement Disorder Specialist, was utilized as the “gold standard.” Based on certain statistical and modeling assumptions, we initially estimated that the POET-1 trial would require enrollment of approximately 332 subjects to meet the endpoints and be statistically significant.
      After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were identified in the trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the

POET-1 trial to date, statistical modeling indicated that POET-1 may have already enrolled enough subjects in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 subjects in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the data from subjects enrolled in the POET-1 trial indicates that the error rate of general practitioners who participated in POET-1 is much higher. As such, the statistical modeling indicates that if the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance may be achieved after enrolling slightly over half the originally planned number of subjects. We expect to receive results of the data analysis during the third quarter of 2006. After review of the results, we will determine the future clinical development plan for the ALTROPANE program, including, but not limited to POET-2. There can be no assurance that POET-1 has achieved statistical significance.
      We are currently in the process of assembling the necessary safety and clinical databases required as part of a New Drug Application, or NDA, submission. Preparation and submission of an NDA is typically a time consuming and costly process. There can be no assurance that the trials will be successful, that we will have sufficient resources to complete and submit the NDA, that we will be able to assemble the required information required for an NDA submission, or that the FDA will not request additional clinical trial data or other regulatory information before it will accept an NDA submission for ALTROPANE.
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
      We are developing a technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program is in the preclinical stage of development and we believe that we will submit an Investigational New Drug application, or IND, for our technetium-based molecular imaging program during the fourth quarter of 2007. There can be no assurance that resources will be available to continue and complete the development activities being conducted, that the program will result in data that supports the continued development required to file an IND, or that we will be able to submit an IND during the fourth quarter of 2007.

Axon Regeneration Program
      Inosine is a proprietary axon regeneration factor that specifically promotes axon outgrowth in CNS neurons. In July 2004, we filed an IND application with the FDA for the use of INOSINE to enhance motor functional recovery after stroke. In September 2004, we announced that we received a written response to our INOSINE IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. In August 2005, we completed and submitted the results of certain studies requested by the FDA. In October 2005, the FDA informed us that we remained on clinical hold pending receipt of additional information from existing tissue samples and related data from preclinical studies performed at contract laboratories. We are attempting to obtain the related data and assess if there are sufficient tissue samples of suitable quality to satisfy the additional FDA requests. Assuming that we are able to obtain these necessary samples and data, we plan to complete our clinical hold response and submit it to the FDA. There is no assurance that the requested tissues and data remain available or that our response, when and if completed, will be adequate, that we will be taken off clinical hold or that other preclinical studies will not be required by the FDA prior to initiating the Phase I trial. Additional preclinical studies could result in additional costs and delays in our INOSINE program.

Parkinson’s Disease Therapeutic Program
      We are developing a DAT blocker for the treatment of PD. We have identified several promising lead compounds. Our DAT blocking program is in preclinical development and we believe that we will submit an IND for our PD therapeutic program during the first half of 2008. There can be no assurance that resources will be available to continue and complete the development activities being conducted, that the program will result in data that supports the continued development required to file an IND, or that we will be able to submit an IND during the first half of 2008.

Ocular Therapeutic Program
      Our ocular therapeutic program is designed to leverage our intellectual property estate to derive value from alternative uses of our compounds already in development. The overall objective with the program is to develop a sufficiently broad and deep set of in-vitro and animal data to demonstrate to potential development and commercialization partners the potential utility of our compounds as therapeutics for important eye diseases and regeneration of damaged optic nerve axons.
      There are two recombinant proteins under development within the ocular therapeutic program. Troponin I, or Troponin, is being studied as a therapeutic to control abnormal new blood vessel formation (angiogenesis) in the eye. Control of such blood vessel growth is viewed as important in the treatment of wet age related macular degeneration, or AMD, as well as potentially diabetic retinopathy. The second protein is Oncomodulin, or MDP-14, which is being tested to determine its potential utility to enhance axon regeneration after acute injury to the optic nerve and possibly glaucoma.

Sales and Marketing and Government Regulation
      To date, we have not marketed, distributed or sold any products and, with the exception of ALTROPANE, all of our technologies and early-stage product candidates are in preclinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive preclinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent standards with which we must comply before we can test our product candidates in humans or make them commercially available. Preclinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors. Delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs.

Research and Development
      Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $14,731,000 on a cumulative basis.

	4th Quarter
Program	2005	Year to Date	Cumulative

Molecular Imaging	$842,000	$2,463,000	$19,259,000
Axon Regeneration	$141,000	$553,000	$9,239,000
Parkinson’s Disease Therapeutic	$5,000	$57,000	$759,000
Anti-angiogenesis/Ocular Therapeutic	$49,000	$257,000	$13,709,000
      Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. We are currently analyzing what additional expenditures may be required to complete the Phase III clinical trial program for ALTROPANE for the diagnosis of PS and cannot reasonably estimate the cost of this Phase III clinical trial program at this time.
Critical Accounting Policies and Estimates
      Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities, research contracts, the fair value and classification of equity instruments and our lease accrual. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Research Contracts
      We regularly enter into contracts with third parties to perform research and development activities on our behalf in connection with our scientific technologies. Costs incurred under these contracts are recognized ratably over the term of the contract or based on actual enrollment levels which we believe corresponds to the manner in which the work is performed. Clinical trial, contract services and other outside costs require that we make estimates of the costs incurred in a given accounting period and record accruals at period end as the third party service periods and billing terms do not always coincide with our period end. We base our estimates on our knowledge of the research and development programs, services performed for the period, past history for related activities and the expected duration of the third party service contract, where applicable.

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

Lease Accrual
      We are required to make significant judgments and assumptions when estimating the liability for our net ongoing obligations under our amended lease agreement relating to our former executive offices located in Boston, Massachusetts. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we use a discounted cash-flow analysis to calculate the amount of the liability. We applied a discount rate of 15% representing our best estimate of our credit adjusted risk-free rate. The discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, and income from sublease rentals, including estimates of sublease timing and sublease rental terms. It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. We will review our assumptions and judgments related to the lease amendment on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changed circumstances.
Results of Operations

Year Ended December 31, 2005 and 2004
      Our net loss was $11,501,442 during the year ended December 31, 2005 as compared with $11,250,877 during the year ended December 31, 2004. Our net loss attributable to common stockholders was $12,216,957 during the year ended December 31, 2005 as compared with $11,730,922 during the year ended December 31, 2004. Net loss attributable to common stockholders totaled $1.03 per share during 2005 as compared with $1.73 per share during 2004. The increase in net loss in 2005 was primarily due to higher general and administrative expenses partially offset by a reduction in interest expense. The decrease in net loss attributable to common stockholders on a per share basis in 2005 was primarily due to an increase in weighted average shares outstanding of approximately 5,011,000 shares in 2005, which was primarily the result of the private placements of common stock completed in March and September 2005.

      Research and development expenses were $6,127,486 during the year ended December 31, 2005 as compared with $6,400,132 during the year ended December 31, 2004. The decrease in 2005 was primarily attributable to a reduction in preclinical costs for INOSINE of approximately $2,675,000 associated with certain animal toxicology studies completed in 2004. This decrease was partially offset by higher clinical trial costs for POET-1 of approximately $1,718,000 associated with increased enrollment, higher compensation and related costs of $293,000 and employee severance costs of approximately $366,000. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with the assembly and preparation of our safety and clinical databases for ALTROPANE and preclinical costs for our axon regeneration, DAT blocker and molecular imaging agent programs. Our current working capital constraints may limit our planned expenditures.
      General and administrative expenses were $5,520,498 during the year ended December 31, 2005 as compared with $3,981,297 during the year ended December 31, 2004. The increase in 2005 was primarily related to higher compensation and related costs of approximately $1,059,000 due to increased headcount, higher employee severance costs of approximately $204,000, higher commercialization and communication costs of approximately $293,000 and certain lease costs of approximately $351,000 related to the lease at our former corporate headquarters. The increase was partially offset by the absence of costs in 2005 associated with the Settlement and Standstill Agreement, or Settlement Agreement, we entered into in June 2004 with Robert Gipson, Thomas Boucher, Ingalls & Snyder, LLC, or I&S, and Ingalls & Snyder Value Partners, L.P. As part of the Settlement Agreement, we paid $300,000 to I&S as reimbursement for certain expenses and approximately $278,000 to our former Chairman of the Board of Directors in connection with consulting and separation agreements. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our ALTROPANE molecular imaging agent program and costs associated with compliance with the Sarbanes-Oxley Act of 2002. This increase is anticipated to be offset by a reduction in severance and lease costs associated with our former headquarters.
      Interest expense totaled $45,964 during the year ended December 31, 2005 as compared to $1,010,536 during the year ended December 31, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the 10% Convertible Senior Secured Promissory Notes, or Notes. The decrease was partially offset by non-cash interest expense of approximately $44,000 incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by Ingalls & Snyder Value Partners, L.P., or ISVP, in return for its immediate exercise in cash.
      Investment income was $194,763 during the year ended December 31, 2005 as compared with investment income of $141,088 during the year ended December 31, 2004. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances in 2005.
      Accrual of preferred stock dividends and the modification of warrants held by the preferred stock holders was $715,515 during the year ended December 31, 2005 as compared with $480,045 during the year ended December 31, 2004. In December 2003, we issued 800 shares of Series E Cumulative Convertible Preferred Stock, or Series E Stock, with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the holders of Series E Stock, or the Holders, whereby the Holders agreed to convert their Series E Stock into common stock. We agreed to pay a dividend of $564.44 for each share of Series E Stock held by the Holders that was converted and to lower the exercise price of the warrants held by the holders of Series E Stock from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during 2005 related to the accrual of preferred stock dividends as compared with $480,045 during 2004.

      At December 31, 2005, we had net deferred tax assets of approximately $23,316,000 for which a full valuation allowance has been established. As a result of our concentrated efforts on research and development, we have a history of incurring net operating losses, or NOL, and expect to incur additional net operating losses for the foreseeable future. Accordingly, we have concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, we have provided a full valuation allowance for these assets. In the event we achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expense, subject to limitations that may occur from ownership changes under provisions of the Internal Revenue Code. In 1995 and 2005, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.

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
      Research and development expenses were $6,400,132 during the year ended December 31, 2004 as compared with $4,383,237 during the year ended December 31, 2003. The increase in 2004 was primarily attributable to higher preclinical costs for INOSINE of approximately $1,858,000 associated with certain animal toxicology studies and higher clinical trial costs for ALTROPANE of approximately $503,000 related to the initiation of our second Phase III trial.
      General and administrative expenses were $3,981,297 during the year ended December 31, 2004 as compared with $3,531,650 during the year ended December 31, 2003. The increase in 2004 was primarily related to higher legal and consulting expenses of approximately $970,000 largely associated with the Settlement Agreement. We also incurred corporate legal expenses of approximately $100,000 primarily in connection with the Settlement Agreement, including related litigation filed prior to execution of the Settlement Agreement. This increase was partially offset by lower payroll costs in 2004 of approximately $317,000 due to lower headcount and lower patent-related legal fees of approximately $55,000.
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
      Investment income was $141,088 during the year ended December 31, 2004 as compared with investment income of $302,743 during the year ended December 31, 2003. The decrease was primarily due to a realized loss in the 2004 period of approximately $21,000 as compared to a realized gain of approximately $115,000 in 2003.
      Accrual of preferred stock dividends was $480,045 during the year ended December 31, 2004 as compared with $34,029 during the year ended December 31, 2003. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum increasing to 8% in June 2005.
Liquidity and Capital Resources
      Net cash used for operating activities, primarily related to our net loss, totaled $10,600,774 in 2005 as compared to $9,666,437 in 2004. The increase in 2005 is primarily related to higher general and administrative expenses in 2005. Net cash used for investing activities totaled $7,424,103 in 2005 as compared to cash provided by investing activities of $8,303,378 in 2004. The increase in net cash used for investing activities principally reflects the decrease in restricted cash in 2004 and the purchase of marketable securities with the proceeds from the private placements, described below, net of the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $18,450,411 in 2005 as compared to cash used for financing activities of $4,572,428 in 2004. The increase in net cash provided by financing activities principally reflects the effect of the private placements described below and the payments of notes payable and preferred stock dividends paid by us in 2005.
      As of December 31, 2005, we have incurred total net losses since inception of approximately $117,000,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended December 31, 2005 is as follows:

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
      At December 31, 2005, we had available cash, cash equivalents, and marketable securities of approximately $9,329,000 and a working capital of approximately $7,466,000. The cash, cash equivalents, and marketable securities available at December 31, 2005 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at December 31, 2005 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through June 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On March 23, 2006, the closing price of our common stock was $2.87. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
Contractual Obligations and Commitments
      Our contractual obligations as of December 31, 2005, are approximately as follows:

	Payments Due by Period

		Less Than One	One to	Three to Five	More Than
Contractual Obligations	Total	Year	Three Years	Years	Five Years

Operating Lease Obligations(1)	$2,251,000	$456,000	$777,000	$588,000	$430,000
Other Contractual Obligations(2)	2,422,000	2,422,000	—	—	—

Total	$4,673,000	$2,878,000	$777,000	$588,000	$430,000

(1)	Such amounts primarily include minimum rental payments for our office and laboratory leases in Massachusetts and Maryland. We have office and laboratory leases that expire through 2008. In addition, we have an office lease that expires in 2012 for which we have entered into two sublease agreements covering the entire leased space. Total rent expense under all of our leases was approximately $331,000 for the year ended December 31, 2005.

(2)	Such amounts primarily reflect research and development commitments with third parties.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) “Share-Based Payment”. SFAS 123(R) revises SFAS No. 123 supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued Staff Accounting Bulletin SAB 107 (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123R and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. We are required to adopt SFAS 123(R) and SAB 107 as of January 1, 2006 and we expect these adoptions will have a material impact on our results of operations and earnings per share. We are evaluating the requirements of SFAS 123(R) and SAB 107 and have not yet determined the precise method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth in Note 1 to the consolidated financial statements.

      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. We do not expect this statement to have a material impact on its financial condition or results of operations
Off-Balance Sheet Arrangements
      We had no “off balance sheet arrangements” (as defined in Item 303(a)(4) of Regulation S-K) during the year ended December 31, 2005.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Boston Life Sciences, Inc.
      In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive loss and stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the “Company”) (a development stage enterprise) at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 and, cumulatively, for the period from October 16, 1992 (date of inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Pricewaterhousecoopers LLP
Boston, Massachusetts
March 31, 2006

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$578,505	$152,971
Marketable securities	8,750,832	1,490,119
Other current assets	486,599	145,153

Total current assets	9,815,936	1,788,243
Fixed assets, net	275,802	400,178
Other assets	423,750	356,292

Total assets	$10,515,488	$2,544,713

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$2,288,890	$1,975,773
Accrued lease (Note 6)	60,966	—

Total current liabilities	2,349,856	1,975,773
Accrued lease, excluding current portion (Note 6)	274,326	—

Total liabilities	2,624,182	1,975,773

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; 0 and 561.3 shares Convertible Series E issued and outstanding at December 31, 2005 and December 31, 2004 (liquidation preference of $5,868,464 at December 31, 2004), respectively	—	3,501,539
Common stock, $.01 par value; 80,000,000 shares authorized; 16,478,084 and 6,892,856 shares issued and outstanding at December 31, 2005 and 2004, respectively	164,781	68,929
Additional paid-in capital	124,887,204	102,649,933
Accumulated other comprehensive loss	(12,393)	(4,617)
Deficit accumulated during development stage	(117,148,286)	(105,646,844)

Total stockholders’ equity	7,891,306	568,940

Total liabilities and stockholders’ equity	$10,515,488	$2,544,713

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
				(October 16,
	For the Year Ended December 31,			1992) to
				December 31,
	2005	2004	2003	2005

Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	6,127,486	6,400,132	4,383,237	71,914,861
General and administrative	5,520,498	3,981,297	3,531,650	35,339,768
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	11,647,984	10,381,429	7,914,887	119,401,173

Loss from operations	(11,647,984)	(10,381,429)	(7,914,887)	(118,501,173)
Other expenses	(2,257)	—	—	(1,582,878)
Interest expense	(45,964)	(1,010,536)	(755,850)	(4,302,417)
Investment income	194,763	141,088	302,743	7,238,182

Net loss	(11,501,442)	(11,250,877)	(8,367,994)	(117,148,286)
Preferred stock beneficial conversion feature (Note 7)	—	—	(2,696,658)	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 7)	(715,515)	(480,045)	(34,029)	(1,229,589)

Net loss attributable to common stockholders	$(12,216,957)	$(11,730,922)	$(11,098,681)	$(126,440,587)

Basic and diluted net loss attributable to common stockholders per share	$(1.03)	$(1.73)	$(1.82)

Weighted average common shares outstanding	11,806,153	6,795,316	6,101,408

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ EQUITY
For the Period from inception (October 16, 1992) to December 31, 2005

								Deficit
	Preferred Stock		Common Stock				Accumulated	Accumulated
							Other	During	Total
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Issuance of common stock upon exercise of warrants and options			432,912	4,329	6,477,270				6,481,599
Issuance of common stock and warrants, net of issuance costs of $1,771,772			1,497,714	14,977	28,730,563				28,745,540
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Issuance of common stock upon conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $3,397,158	239,911	$2,399			20,591,443				20,593,842
Conversion of preferred stock into common stock	(239,911)	(2,399)	1,167,073	11,671	6,140,728				6,150,000
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420
Preferred stock conversion inducement					(600,564)				(600,564)
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					1,379,422	804,607			2,184,029
Modification of warrants					1,580,621				1,580,621
Other			783	8	69,925				69,933
Comprehensive loss:
Unrealized gain on marketable securities							$115,400		115,400
Net loss from inception (October 16, 1992) to December 31, 2002								$(86,027,973)	(86,027,973)

Comprehensive loss from inception (October 16, 1992) to December 31, 2002									(85,912,573)

Balance at December 31, 2002	—	—	4,474,842	44,748	88,690,678	—	115,400	(86,027,973)	2,822,853
Issuance of common stock, net of issuance costs of $91,228			2,019,076	20,191	9,978,236				9,998,427
Issuance of common stock upon exercise of options			10,000	100	49,900				50,000
Issuance of preferred stock Series E, net of issuance Costs of $681,663	800	2,293,956			2,696,658				4,990,614
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Accrual of dividends on preferred Series E stock					(34,029)				(34,029)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Compensation expense related to stock options and warrants					163,245				163,245

								Deficit
	Preferred Stock		Common Stock				Accumulated	Accumulated
							Other	During	Total
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	Stockholders’
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Comprehensive loss:
Unrealized loss on marketable securities							(114,795)		(114,795)
Net loss								(8,367,994)	(8,367,994)

Comprehensive loss									(8,482,789)

Balance at December 31, 2003	800	4,990,614	6,503,918	65,039	101,455,327	—	605	(94,395,967)	12,115,618
Conversion of preferred stock into common stock and payment of interest in common stock, net of issuance costs of $27,664	(238.7)	(1,489,075)	386,676	3,867	1,514,394				29,186
Accrual of dividends on preferred Series E stock					(480,045)				(480,045)
Issuance of common stock upon exercise of options			2,262	23	7,473				7,496
Compensation expense related to stock options and warrants					152,784				152,784
Comprehensive loss:
Unrealized loss on marketable securities							(5,222)		(5,222)
Net loss								(11,250,877)	(11,250,877)

Comprehensive loss									(11,256,099)

Balance at December 31, 2004	561.3	3,501,539	6,892,856	68,929	102,649,933	—	(4,617)	(105,646,844)	568,940
Accrual of dividends on preferred Series E stock					(59,523)				(59,523)
Conversion of preferred stock into common stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Issuance of common stock upon exercise of warrants			641,915	6,419	1,044,400				1,050,819
Expense related to modification of stock options and warrants					125,709				125,709
Issuance of common stock, net of issuance costs of $65,421			8,000,000	80,000	17,634,579				17,714,579
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Comprehensive loss:
Unrealized loss on marketable securities							(7,776)		(7,776)
Net loss								(11,501,442)	(11,501,442)

Comprehensive loss									(11,509,218)

Balance at December 31, 2005	—	$—	16,478,084	$164,781	$124,887,204	$—	$(12,393)	$(117,148,286)	$7,891,306

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(October 16,
	For the Year Ended December 31,			1992) to
				December 31,
	2005	2004	2003	2005

Cash flows from operating activities:
Net loss	$(11,501,442)	$(11,250,877)	$(8,367,994)	$(117,148,286)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	207,167	350,500
Non-cash interest expense	43,900	635,909	327,286	1,648,675
Non-cash charges related to options, warrants and common stock	81,809	111,284	252,900	4,280,576
Amortization and depreciation	212,532	218,262	223,721	2,401,449
Changes in current assets and liabilities:
(Increase) decrease in other current assets	(341,446)	370,794	(94,194)	372,364
Increase (decrease) in accounts payable and accrued expenses	568,581	248,191	(363,050)	1,516,225
Increase in accrued lease	335,292	—	—	335,292

Net cash used for operating activities	(10,600,774)	(9,666,437)	(7,814,164)	(90,596,661)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	(88,156)	(13,778)	(43,487)	(1,431,776)
(Increase) decrease in other assets	(67,458)	(100,153)	2,765	(777,385)
Decrease (increase) in restricted cash and marketable securities	—	5,036,248	(5,036,248)	—
Purchases of marketable securities	(14,446,294)	(6,390,227)	(13,354,221)	(126,573,384)
Sales and maturities of marketable securities	7,177,805	9,771,288	14,540,729	117,810,159

Net cash (used for) provided by investing activities	(7,424,103)	8,303,378	(3,890,462)	(9,214,349)
Cash flows from financing activities:
Proceeds from issuance of common stock	18,830,819	7,496	10,050,000	63,576,568
Proceeds from issuance of preferred stock	—	—	8,000,000	35,022,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	(4,350,500)	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	(314,987)	(201,760)	—	(516,747)
Payments of financing costs	(65,421)	(27,664)	(1,051,317)	(5,529,945)

Net cash provided by (used for) financing activities	18,450,411	(4,572,428)	16,998,683	100,389,515

Net increase (decrease) in cash and cash equivalents	425,534	(5,935,487)	5,294,057	578,505
Cash and cash equivalents, beginning of period	152,971	6,088,458	794,401	—

Cash and cash equivalents, end of period	$578,505	$152,971	$6,088,458	$578,505

Supplemental cash flow disclosures:
Non-cash transactions (see notes 1, 5, and 7)
Cash paid for interest	$—	$410,881	$217,525	$628,406
The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies
      Boston Life Sciences, Inc. and its subsidiaries (the “Company”) is a development stage biotechnology company engaged in the research and clinical development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases. Boston Life Sciences (“Old BLSI”), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the “Merger”). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. However, all of the employees of the public company ceased employment six months prior to the Merger, the Company’s facilities and equipment were sold, and all directors resigned effective with the Merger, whereupon the management and directors of Old BLSI assumed management of the Company. During the period from inception through December 31, 2005, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”
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
      As of December 31, 2005, the Company has experienced total net losses since inception of approximately $117,000,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash, cash equivalents, and marketable securities available at December 31, 2005 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents, and marketable securities available at December 31, 2005 and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through June 2006. The Company will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. The Company is currently engaged in collaboration, merger, acquisition and other fundraising efforts. There can be no assurance, however, that the Company will be successful in the collaboration, merger, acquisition and other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with the common stock financing completed by the Company in March 2005, the Company agreed with the purchasers in such financing (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company. If the

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company is unable to raise additional capital it may need to reduce, cease or delay one or more of its research or development programs and adjust its current business plan.
      A summary of the Company’s significant accounting policies is as follows:

Basis of Consolidation
      The Company’s consolidated financial statements include the accounts of its six subsidiaries where a majority of the operations are conducted. At December 31, 2005, all of the subsidiaries were wholly-owned. In March 2003, the Company purchased the remaining 10% of ProCell Pharmaceuticals from the minority shareholder for 19,076 shares of common stock which had a fair market value of approximately $90,000. All significant intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Marketable Securities
      The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. At December 31, 2005 and periodically throughout the year, the Company had cash balances at certain financial institutions in excess of federally insured limits. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.
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

Financial Instruments
      The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximate their fair values as of December 31, 2005 and 2004 due to their short maturity.

Fixed Assets
      Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are stated at cost and amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets, whichever is shorter.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those common stock equivalents outstanding at December 31, 2005 could potentially dilute earnings per share in the future.

	2005	2004	2003

Stock options	2,590,152	1,484,521	857,184
Warrants	810,820	1,685,526	1,947,119
Unit options	79,295	79,295	79,295
Preferred stock	—	900,674	1,280,000
Convertible debentures	—	—	870,100

	3,480,267	4,150,016	5,033,698

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
      The following table illustrates the effect on net loss and net loss per common share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	2005	2004	2003

Net loss, as reported	$(11,501,442)	$(11,250,877)	$(8,367,994)
Add: Stock-based employee compensation expense recognized	—	106,064	57,024
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,366,011)	(1,204,097)	(740,844)

Pro forma net loss	$(12,867,453)	$(12,348,910)	$(9,051,814)
Preferred stock beneficial conversion feature (Note 7)	—	—	(2,696,658)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 7)	(715,515)	(480,045)	(34,029)

Pro forma net loss attributable to common stockholders	$(13,582,968)	$(12,828,955)	$(11,782,501)

Basic and diluted net loss attributable to common stockholders per common share:
As reported	$(1.03)	$(1.73)	$(1.82)
Pro forma	$(1.15)	$(1.89)	$(1.93)

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R) “Share-Based Payments” (SFAS 123(R)”). SFAS 123(R) revises SFAS No. 123 supersedes APB 25 and amends SFAS No. 95, “Statement of Cash Flows”. SFAS 123(R) requires companies to expense the fair value of employee stock options and other forms of stock-based compensation over the employees’ service period. Compensation cost is measured at the fair value of the award at the grant date and adjusted to reflect actual forfeitures and the outcome of certain conditions. The fair value of an award is not re-measured after its initial estimation on the grant date. In March 2005, the SEC issued Staff Accounting Bulletin SAB 107 (“SAB 107”). SAB 107 expresses views of the SEC regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the SEC’s views regarding the valuation of share-based payment arrangements for public companies. In December 2004, the FASB determined that the effective date of SFAS 123(R) should be the first interim or annual reporting period that begins after June 15, 2005. In April 2005, the SEC amended the effective compliance date to be the first annual reporting period beginning on or after June 15, 2005. The Company is required to adopt SFAS 123(R) and SAB 107 as of January 1, 2006 and the Company expects these

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
adoptions will have a material impact on its results of operations and earnings per share. The Company is evaluating the requirements of SFAS 123(R) and SAB 107 and has not yet determined the precise method of adoption or whether this adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as set forth.
      In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3,” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. APB No. 20 required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This statement requires retrospective application to prior period financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS 154 are effective for fiscal years beginning after December 15, 2005. The Company does not expect this statement to have a material impact on its financial condition or results of operations.

Risks and Uncertainties
      The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (i) results from current and planned clinical trials, (ii) scientific data collected on the Company’s technologies currently in preclinical research and development, (iii) decisions made by the FDA or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and commercial sale of any of the Company’s proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, (vii) the outcome of any collaborations or alliances entered into by the Company in the future with pharmaceutical or other biotechnology companies, (viii) dependence on key personnel, (ix) maintaining NASDAQ listing requirements (x) competition with better capitalized companies and (xi) ability to raise additional funds.

2.	Marketable securities
      Marketable securities consist of the following at December 31:

	2005	2004

U.S. Agency obligations	$4,703,018	$324,211
Corporate debt obligations	4,047,814	1,165,908

	$8,750,832	$1,490,119

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Marketable securities by contractual maturity at December 31, 2005 are as follows:

Due within 1 year	$8,025,550
Due within 5 - 10 years	249,955
Due within 10 - 15 years	225,627
Due within 15 - 20 years	249,700

$8,750,832

      Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains and (losses) at December 31, 2005 totaled $5 and $(12,398), respectively. Gross unrealized gains and (losses) at December 31, 2004 totaled $0 and $(4,617), respectively. Net realized (losses) gains totaled $(3,784), $(20,649) and $114,577 in 2005, 2004 and 2003, respectively, and are included in investment income in the Consolidated Statements of Operations.

3.	Fixed Assets
      Fixed assets consist of the following at December 31:

	2005	2004

Laboratory equipment	$858,443	$876,078
Office furniture and equipment	79,537	42,837
Leasehold improvements	50,054	58,804
Computer equipment	105,482	81,776

	1,093,516	1,059,495
Less accumulated depreciation and amortization	817,714	659,317

	$275,802	$400,178

      Amortization and depreciation expense on fixed assets for the years ended December 31, 2005, 2004 and 2003 was approximately $213,000, $218,000 and $224,000, respectively, and $1,163,000 for the period from inception (October  16, 1992) through December 31, 2005.

4.	Accounts Payable and Accrued Expenses
      Accounts payable and accrued expenses consist of the following at December 31:

	2005	2004

Research and development related	$1,164,726	$811,203
Accrued professional fees	250,831	587,728
General and administrative related	309,863	228,045
Accrued compensation and related	563,470	93,333
Accrued dividends	—	255,464

	$2,288,890	$1,975,773

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable and Debt

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
      The net proceeds of approximately $3,885,000 were allocated between the warrants (approximately $311,000) and the Notes (approximately $3,574,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 5% and a term of five years. Based on the fair value of the Notes, they bore an effective interest rate of 12.6%. The initial carrying value of the Notes was being accreted ratably, over the term of the Notes, to the $4,000,000 amount due at maturity. Debt issuance costs totaling $105,590 were capitalized and amortized over the life of the Notes. Interest expense totaled $43,900, $1,010,536 and $755,850 in 2005, 2004 and 2003, and included $0, $539,371 and $292,090 in discount accretion and $0, $55,038 and $35,196 in debt issuance cost amortization, respectively.
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

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
lien on its property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of $4,785,550.
      In connection with the March 2003 private placement (see Note 7), the conversion price of the Company’s Notes was reduced to $5.00 per share in accordance with the anti-dilution provisions of the Notes. The reduction in the conversion price created a beneficial conversion feature, which was recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital of approximately $289,000. The value of the beneficial conversion feature was recognized as interest expense ratably over the remaining life of the Notes.
      In December 2002, the Company issued $143,333 in principal amount of Notes to ISVP for interest accrued through December 1, 2002. In March 2003, the conversion price of the $143,333 Note was reset from $10.00 to $5.00 in connection with the private placement of common stock at $5.00 (see Note 7). The reduction in the conversion price created a beneficial conversion feature of approximately $79,000, which was recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. The value of the beneficial conversion feature was recognized as interest expense ratably over the remaining life of the Notes. In June 2003, the Company issued $207,167 in principal amount of Notes to ISVP for interest accrued through June 1, 2003. The $207,167 Note was issued with a conversion price of $5.00 which was below the market price of the common stock at the date of issuance. This resulted in a beneficial conversion feature of approximately $190,000, which was recognized as a decrease in the carrying value of the Notes and an increase in additional paid in capital. The value of the beneficial conversion feature was recognized as interest expense ratably over the remaining life of the Notes. In December 2003 and June 2004, the Company elected to make payments of $217,525 in cash to ISVP for interest due on December 1, 2003 and June 1, 2004.
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
      In November 2002, the Company entered into a Consent to Transfer and Warrant Amendment (the “Warrant Amendment”) with Ingalls & Snyder, L.L.C. (“I&S”), Robert L. Gipson (“Gipson”), Nikolaos D. Monoyios (“Monoyios”) and ISVP. Pursuant to the Agreement, the Company consented to the transfer of outstanding warrants to purchase 364,025 shares of the Company’s common stock (the “Warrants”) by Brown Simpson Partners I, Ltd. to Gipson and Monoyios (the “Gipson and Monoyios Warrants”). Effective upon the transfer, the terms of the Warrants were amended, among other things, to reduce the exercise price from $10.75 per share to $10.00 per share, to extend the expiration date from September 22, 2004 to December 31, 2006 and to eliminate the reset and anti-dilution provisions. The Company also agreed that the conversion price of the Notes issued to ISVP would be reduced from $10.80 per share to $10.00 per share. In connection with these transactions, the Company recorded a charge of approximately $610,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 5% and warrant terms ranging from approximately 2 to 4 years), in 2002. In addition, the existing registration rights applicable to the shares of common stock issuable upon exercise of the Warrants

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
were terminated, and the Company granted Gipson and Monoyios new registration rights with respect to such shares equivalent to those granted to ISVP with respect to the Notes.
      In February 2005, in consideration of the immediate exercise of the warrants in cash, the Company agreed to lower the exercise price of the ISVP Warrant from $5.00 to $2.25 per share and the Gipson and Monoyios Warrants from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant and the Gipson and Monoyios Warrants. The Company recorded a charge of approximately $44,000 to interest expense during the three months ended March 31, 2005 in connection with the changes to the warrants.

6.	Relocation and Sublease
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
      As a result of the Company’s relocation, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated using discounted estimated cash flows described above for the Small Army Sublease and the Dell Sublease. As prescribed by SFAS 146, an estimated credit-adjusted risk-free rate of 15% was used to discount the estimated cash flows. The expense and accrual recorded in accordance with SFAS 146 requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
      The activity related to the lease accrual at December 31, 2005, is as follows:

		Cash Payments,
		Net of Sublease	Accrual at
	Accrual,	Receipts	December 31,
	2005	2005	2005

Lease Amendment	$405,942	$70,650	$335,292
Short-term portion of lease accrual			60,966

Long-term portion of lease accrual			$274,326

      During the year ended December 31, 2005, the Company recorded approximately $332,000 in general and administrative expenses related to the net carrying costs of the Lease Amendment. During the year ended December 31, 2005, the Company recorded approximately $19,000 of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying Consolidated Statements of Operations.

7.	Stockholders’ Equity

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

Common Stock
      In March 2003, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $10,000,000 in gross proceeds. The investors in the private placement included Gipson, Thomas O. Boucher, Jr. (“Boucher”) and other affiliates of I&S.
      In March 2005, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $5,000,000 in gross proceeds. The investors in the private placement included Gipson, Boucher and other affiliates of I&S. In connection with the private placement completed by the Company in March 2005, the Company agreed with the March 2005 Investors that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. In connection with the private placement, the Company also agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors.
      In September 2005, the Company completed a private placement of 6,000,000 shares of its common stock which raised approximately $12,780,000 in gross proceeds. The investors in the private placement included Gipson, Boucher and other affiliates of I&S. In connection with the private placement, the Company agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors. The Company obtained the waiver of a requisite percentage of the March 2005 Investors to issue shares in the private placement at a per share price less than $2.50.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred Stock
      The Company has authorized 1,000,000 shares of preferred stock of which 25,000 shares have been designated as Series A Convertible Preferred Stock, 500,000 shares have been designated as Series D Convertible Preferred Stock, and 800 shares have been designated as Series E Cumulative Convertible Preferred Stock (the “Series E Stock”). The remaining authorized shares have not been designated.

Series A Preferred Stock
      In connection with the 1996 private placement of Series A Convertible Preferred Stock, the Company granted options to acquire 23.991 units to the placement agent. Each unit consists of 1,000 shares of Series A Convertible Preferred Stock and warrants to purchase 500 shares of common stock at a unit exercise price of $110,000. Each share of the Series A Convertible Preferred Stock is convertible into shares of common stock pursuant to a ratio of 3.507542 shares of common stock for each share of Series A Convertible Preferred Stock. There were 22.607 unit options outstanding at December 31, 2005. In February 2006, all the unit options expired.

Series E Preferred Stock
      On December 9, 2003, the Company completed a private placement with a group of institutional and private investors. In connection with the financing, the Company issued 800 shares of Series E Stock, accompanied by warrants to purchase 576,000 shares of common stock. The purchase price of each share of Series E Stock was $10,000. Each share of Series E Stock was initially convertible into 1,600 shares of common stock based on an initial conversion price of $6.25 per share and was accompanied by a warrant to purchase 720 shares of common stock at an initial exercise price of $7.75 per share. The warrants will expire on December 9, 2007.
      Burnham Hill Partners, a division of Pali Capital, Inc. (“Burnham Hill”), acted as placement agent with respect to the private placement and received a cash fee and a warrant to purchase 128,000 shares of common stock at an initial exercise price of $7.45 per share (the “Placement Agent Warrant”). Burnham Hill will also receive a cash fee equal to 4% of the cash received by the Company upon the exercise of the investor warrants. In October 2005, the Company entered into a consulting agreement with Burnham Hill for financial advisory services through December 31, 2005 pursuant to which Burnham Hill received $50,000 and 42,667 shares of unregistered common stock. Under the terms of the consulting agreement, Burnham Hill agreed to accept the 42,667 shares of unregistered common stock as settlement of the Placement Agent Warrant.
      The net proceeds of approximately $7,040,000 were allocated between the warrants (approximately $2,049,000) and the Series E Stock (approximately $4,991,000) based on their relative fair values. The value of the warrants was calculated using the Black-Scholes pricing model with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% percent and a term of four years for the investor warrants and five years for the placement agent warrants. In connection with the issuance of Series E Stock, the Company recorded a beneficial conversion feature of $2,696,658. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s Statement of Operations.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Series E Stock was initially convertible into common stock at $6.25 per share, subject to a weighted average anti-dilution adjustment if the Company issued equity securities in the future at a lower price. The holders of Series E Stock were entitled to receive a cumulative dividend of 4% per annum (increasing to 8% effective June 9, 2005), payable beginning on October 31, 2004 and on each anniversary thereof. The dividend was payable in cash, but the Company could have elected to pay the dividend in shares of common stock under specified circumstances. Upon conversion, accrued dividends would be paid in common stock based on the then conversion price of the Series E Stock. During 2004, the Company issued 381,920 shares of common stock in connection with the conversion of 238.70 shares of Series E Stock and 4,756 shares of common stock in connection with the dividend payable upon conversion of the Series E Stock. The Company paid $314,987 and $201,760 in cash dividends to the holders of outstanding Series E Stock effective February 4, 2005 and October 31, 2004, respectively.
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
      In February 2005, the Company entered into agreements with the holders of 557.30 shares of Series E stock (the “Holders”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders in the first quarter of 2005 in connection with this repricing. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right was terminated. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of the Series E Stock.

Stock Options and Warrants

Stock Option Plans
      The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At December 31, 2005, the 1998 Omnibus Plan (the “1998 Plan”) provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At December 31, 2005, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 1,500,000 shares of the

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company’s common stock. The 2005 Plan contains a provision which allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 2, 2006, the 2005 Plan was increased by 400,000 shares.
      The Company also has outstanding stock options in two other stock option plans, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. Both of these plans have expired and no future issuance of awards is permissible.
      The Company’s Board of Directors determines the term, vesting provisions, price, and number of shares for each option that is granted. The term of each option cannot exceed ten years.
      In March 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of SFAS 123(R) (see Note 1), the Company has recorded a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced until the earlier of (i) the exercise of these options or (ii) the expiration or cancellation of these options. Beginning in fiscal 2006 and in accordance with SFAS 123(R), the Company will expense the fair value of the unvested employee stock options over the employee service period.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
      A summary of the Company’s outstanding stock options as of December 31, 2005, 2004, and 2003 and changes during the years ending on those dates is presented below.

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,484,521	$9.00	857,184	$14.55	854,834	$16.70
Granted	1,688,494	2.52	769,400	4.60	167,000	5.05
Exercised	—	—	(2,262)	4.15	(10,000)	5.00
Forfeited and expired	(582,863)	3.49	(139,801)	18.90	(154,650)	17.05

Outstanding at end of year	2,590,152	4.23	1,484,521	9.00	857,184	14.55

Options exercisable at year-end	1,421,351	5.40	1,013,349	11.15	764,575	15.55

Granted below fair market value	—		—		2,500

Weighted-average fair value of options granted during the year at fair market value		$1.39		$2.50		$3.50
Weighted-average fair value of options granted during the year below fair market value		—		—		$6.60
      The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
		Remaining	Average		Average
	Number	Contractual	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$ 1.35 - $ 2.00	102,667	9.4 years	$1.96	12,389	$1.89
$ 2.01 - $ 3.00	1,122,022	8.2 years	2.28	541,034	2.30
$ 3.10 - $ 4.65	901,879	9.0 years	3.58	409,344	3.59
$ 4.99 - $ 6.96	194,094	2.6 years	5.60	189,094	5.60
$ 8.95 - $13.06	112,669	2.0 years	10.61	112,669	10.61
$15.62 - $22.36	153,446	1.9 years	16.67	153,446	16.67
$31.49 - $46.88	3,375	0.2 years	38.33	3,375	38.33

	2,590,152	7.4 years	$4.23	1,421,351	$5.40

      As of December 31, 2005, 1,359,493 shares are available for grant under the Company’s option plans.

Warrants
      The Company issued 0, 2,000 and 2,000 warrants to purchase common stock to certain consultants and business advisors as partial compensation for their services during the years ending December 31, 2005, 2004, and 2003, respectively. The Company recorded non-cash charges of $0, $5,220 and $41,841

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
representing the fair value of those warrants during 2005, 2004, and 2003, respectively. In addition, warrants have been issued in connection with certain financing transactions (Notes 5 and 7).
      As of December 31, 2005, warrants outstanding to purchase common stock were as follows:

	Exercise Price	Warrants
Date of Issue	per Share	Outstanding	Expiration Date

January 2004	$6.30	2,000	January 2014
December 2003	0.05	225,000	December 2007
December 2003	7.40	173,304	December 2007
April 2003	5.00	2,000	April 2013
April 2002 - October 2002	10.00 - 17.50	39,000	April 2007 - October 2007
March 2002	13.75	114,641	March 2007
October 2001	9.50	2,000	October 2011
June 2001 - June 2003	6.35 - 17.00	80,000	June 2006
September 1999	28.75	58,000	September 2006
June 1996 - January 1997	55.00 - 75.00	10,550	June 2006 - January 2007
February 1996	33.54	104,325	February 2006

		810,820

      Each warrant is exercisable into one share of common stock. During 2005, 641,915 warrants were exercised. At December 31, 2005, the Company has reserved 4,839,760 shares of common stock to meet its option and warrant obligations.

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

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In November 2002, the Company and the Rights Agent amended the Rights Plan to provide that, for purposes of any calculation under the Rights Plan of the percentage of outstanding shares of the Company’s common stock beneficially owned by a person, any shares of the Company’s common stock such person beneficially owns that are not outstanding (such as shares underlying options, warrants, rights or convertible securities) shall be deemed to be outstanding. The amendment also exempted each of I&S, ISVP and Gipson (the “Ingalls Parties”) from being an “Acquiring Person” under the Rights Plan so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of the Company’s common stock then outstanding.
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
      On December 23, 2003, the Company and the Rights Agent amended the Rights Plan to add Boucher to the list of persons included in the definition of Ingalls Parties who are exempt from being an “Acquiring Person” so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of the Company’s common stock then outstanding. In addition, the amendment provides that a person shall not be deemed to beneficially own securities held by another person solely by reason of an agreement, arrangement or understanding among such persons to vote such securities, if such agreement, arrangement or understanding is for the purpose of (i) soliciting revocable proxies or consents to elect or remove directors of the Company pursuant to a proxy or consent solicitation made or to be made pursuant to, and in accordance with, the applicable proxy solicitation rules and regulations promulgated under the Securities Exchange Act of 1934, as amended, and/or (ii) nominating one or more individuals (or being nominated) for election to the Company’s Board of Directors or serving as a director of the Company.
      On March 14, 2005, the Company and the Rights Agent amended the Rights Plan to amend the definition of Exempt Person to include all purchasers of shares of the Company’s common stock in connection with the Company’s private placement completed in March 2005.

8.	Income Taxes
      Income tax provision (benefit) consists of the following for the years ended December 31:

	2005	2004	2003

Federal	$21,463,000	$(2,248,000)	$(2,139,000)
State	1,110,000	(983,000)	(811,000)

	22,573,000	(3,231,000)	(2,950,000)
Valuation allowance	(22,573,000)	3,231,000	2,950,000

	$—	$—	$—

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Deferred tax assets consist of the following at December 31:

	2005	2004	2003

Net operating loss carryforwards	$9,179,000	$33,083,000	$31,293,000
Capitalized research and development expenses	10,997,000	10,065,000	8,690,000
Research and development credit carryforwards	2,408,000	2,415,000	2,519,000
Other	732,000	325,000	155,000

Gross deferred tax assets	23,316,000	45,888,000	42,657,000
Valuation allowance	(23,316,000)	(45,888,000)	(42,657,000)

	$—	$—	$—

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
      A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the year ended December 31 is as follows:

	2005	2004	2003

Benefit at statutory rate	$(4,026,000)	$(3,938,000)	$(2,929,000)
State taxes, net of federal benefit	(671,000)	(602,000)	(436,000)
Research and development credit	(334,000)	(334,000)	(422,000)
Expiring state net operating loss carryforwards	115,000	735,000	511,000
Permanent items	49,000	395,000	309,000
Net operating losses to expire related to Section 382 limitation	27,097,000	—	—
Other	343,000	513,000	17,000

	22,573,000	(3,231,000)	(2,950,000)
Increase (decrease) in valuation allowance	(22,573,000)	3,231,000	2,950,000

	$—	$—	$—

      At December 31, 2005, the Company has federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $24,231,000 and $2,039,000 respectively, expiring at various dates through 2025. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change.
      Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

9.	Commitments and Contingencies
      The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Commitments
      Research and development commitments consist of contractual obligations with third parties. The Company leases office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2008 and provides for a three-year renewal option. The Company has subleased its former corporate office lease which expires in 2012 (Note 6). The Company also leases laboratory space that expires in May 2006. As of December 31, 2005, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

	Research and	Operating
Year Ended December 31,	Development	Lease

2006	$2,422,000	$456,000
2007	—	415,000
2008	—	362,000
2009	—	290,000
2010	—	298,000
Thereafter	—	430,000

	$2,422,000	$2,251,000

      Total rent expense under noncancelable operating leases was approximately $331,000, $345,000 and $341,000 for the years ended December 31, 2005, 2004, and 2003, respectively, and approximately $2,359,000 for the period from inception (October 16, 1992) through December 31, 2005.

License Agreements
      Since inception, the Company has paid Harvard and its Affiliates under the terms of its current license agreements (the “License Agreements”) approximately $800,000 in initial licensing fees and milestone payments. The License Agreements obligate the Company to pay up to an aggregate of $4,220,000 in milestone payments in the future. These future milestone payments are generally payable only upon the completion of later stage clinical trials and the filing of an NDA or similar application seeking product approval. Most of these contingent milestone payments are associated with technologies that are presently in early stage development. The Company is also required to pay certain fees for annual license maintenance and continuation-in-part patent applications.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      In May 2004, the Company also entered into a separation agreement with Mr. Hillson regarding his retirement (the “Hillson Agreement”). The Hillson Agreement requires that Mr. Hillson continue to satisfy his obligations under the non-competition, confidentiality, invention assignment and non-solicitation provisions of his previous agreement with the Company and that he release the Company from claims related to his former employment with the Company and his position on the Board of Directors. The Hillson Agreement provided for a lump sum payment of $187,500, which represented the balance of consulting fees due to Mr. Hillson under his previous agreement with the Company, and a lump sum payment of $90,000 in recognition of Mr. Hillson’s contributions to the Company and loss of certain other benefits under his previous agreement with the Company. The Company recorded a charge of $277,500 in the second quarter of 2004 related to these payments. Pursuant to the terms of the Hillson Agreement, the Company granted options to Mr. Hillson to purchase 40,000 shares of common stock at an exercise price of $5.00 per share and cancelled options previously granted to Mr. Hillson to purchase 80,000 shares of common stock at exercise prices ranging from $18.13 per share to $39.06 per share. The Hillson Agreement further provided that all of Mr. Hillson’s remaining stock options fully vest. FASB

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation” requires the Company to employ variable accounting when there is both an option issuance and an option cancellation within a six month period. In addition to the 40,000 options issued in June, Mr. Hillson was awarded options in March 2004 to purchase 39,000 shares of common stock at an exercise price of $6.35 in connection with his services as a director of the Company. Of the options awarded in March 2004, 14,000 were attributed to Mr. Hillson’s previous consulting agreement, and accordingly, the Company recorded a charge of approximately $56,000 representing the fair value of these options as determined using the Black-Scholes pricing model.
      In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the Indemnity Trust Agreement and has determined that the fair value of this obligation is immaterial at December 31, 2005.
      Under the terms of its directors’ and officers’ insurance policy, the Company was entitled to reimbursement of certain legal costs incurred in connection with the litigation described above. In October 2004, the Company received $306,000 which was recognized as an offset to general and administrative expense in the fourth quarter of 2004.
      On June 10, 2004, the Company entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitles Dr. Lanser to receive continued base salary and benefits for a period of nine months from June 11, 2005 and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provided that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its preclinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June  11, 2007, all unvested options will become fully vested. The Company recorded a charge of approximately $59,000 during the year ended December 31, 2005 related to this modification of Dr. Lanser’s options.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On September 12, 2005, the Company entered into a Severance and Settlement Agreement and Release with Joseph Hernon (the “Hernon Agreement”), the Company’s former Chief Financial Officer. The Hernon Agreement entitles Mr. Hernon to receive continued base salary and benefits for a period of nine months commencing on October 1, 2005. The Company recorded a charge of approximately $204,000 during the third quarter of 2005 related to this obligation. The Hernon Agreement also provided that Mr. Hernon’s unvested options to purchase 74,182 shares of common stock fully vested as of Mr. Hernon’s termination date, September 30, 2005. The Hernon Agreement further provided that Mr. Hernon’s options to purchase 133,527 shares of common stock, including the 74,182 accelerated options, be exercisable on their stated terms and conditions from his termination date through and including September 30, 2007. These options had an exercise price greater than the market value of the Company’s stock at that time; hence, in accordance with APB 25 and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” no compensation expense was recorded in the consolidated statements of operations.

Contingencies
      The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a claim for cash and warrants to purchase shares of common stock of the Company in connection with one of the Company’s private placements. Management has responded that there is no legal or equitable basis for payment of the claim, and believes that the resolution of this matter and others will not have a material adverse effect on the consolidated financial statements.

10.	Related Party Transactions
      Mr. Langer, a member of the Company’s board of directors, provided consulting on scientific and commercial matters to the Company pursuant to which the Company paid the Mr. Langer consulting fees totaling approximately $0 and $26,000 in 2005 and 2004, respectively. This agreement was terminated upon Mr. Langer’s appointment to the Audit Committee.
      Mr. Hillson provided consulting services to the Company pursuant to which the Company paid Mr. Hillson consulting fees totaling approximately $340,000 in 2004. During 2004, the Company entered into the Hillson Agreement (Note 9). In connection with his retirement from the Company, Mr. Hillson, under the terms of his indemnity agreement, requested that the Company establish a trust to fund any indemnification amounts that may be owed to him. On June 15, 2004, the Company entered into the Indemnity Trust Agreement (Note 9) and the Company deposited a total of $100,000 with the trustee in order to fund any indemnification amounts owed to the Mr. Hillson.
      During 2004, a former director of the Company was director and Chairman of the Executive Committee of the bank where the Company maintained its cash, cash equivalent and marketable securities accounts. The Company paid approximately $77,000 to the bank during fiscal 2004 primarily for investment management advisory services. In June 2004, the Company obtained an irrevocable standby letter of credit for the benefit of ISVP from the bank and entered into an indemnity trust for the benefit of a former director with the bank, for which the Company paid the bank customary fees.
      During 2001, the Company issued a promissory note to Dr. Lanser in the amount of $55,000. The note was payable on demand and accrued interest at a rate of 6%. As of December 31, 2002, the balance outstanding on the note was $32,901, and in the first quarter of 2003, the remaining outstanding principal and interest was repaid in full.
      In June 2005, Dr. Lanser left the Company to become President and CEO of FluoroPharma, Inc. (“FluoroPharma”) an early stage company developing Position Emission Tomography (PET) imaging

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
agents for the diagnosis of cardiac ischemia. In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma relating to FluoroPharma’s PET imaging agents in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. The Company accounts for this investment under the cost method. In February 2006, the Company agreed to convert its 25,000 shares of Series A Preferred Stock into 25,000 shares of common stock of FluoroPharma. In addition, the Company received a warrant to purchase 5,000 shares of FluoroPharma’s common stock.
      In June 2005, Kenneth Rice provided consulting services to the Company pursuant to which the Company paid Mr. Rice consulting fees totaling $15,000. In July 2005, Mr. Rice was appointed Executive Vice President, Finance and Administration and Chief Financial Officer of the Company.

Robert L. Gipson
      Gipson was a director of the Company from June 2004 through October 2004. Gipson is a Senior Director of I&S. Boucher is a Managing Director of I&S. ISVP is an investment partnership managed under an investment advisory contract with I&S. Gipson and Boucher are the general partners of ISVP and share the power to vote securities of the Company held by ISVP.
      In July 2002, the Company entered into agreements pursuant to which it issued the Notes to ISVP (Note 5).
      In November 2002, the Company entered into the Warrant Amendment with I&S, Gipson, Monoyios and ISVP related to the transfer of certain warrants. In February 2005, in consideration of the immediate exercise of the warrants in cash, the Company agreed to lower the exercise price of the warrants. The Company received approximately $1,044,000 in connection with the exercise of these warrants (Note 5).
      In March 2003, the Company issued and sold an aggregate of 2,000,000 shares of its Common Stock at a purchase price of $5.00 per share in a private placement (Note 7). The investors in the private placement included Gipson, Thomas Gipson (the brother of Gipson), Boucher, Patricia Gipson (the sister-in-law of Gipson), other partners and employees of I&S, and other individual investors. Gipson purchased 230,000 shares in the private placement for an aggregate purchase price of $1,150,000. Boucher purchased 50,000 shares in the private placement for an aggregate purchase price of $250,000. Thomas Gipson purchased 200,000 shares in the private placement for an aggregate purchase price of $1,000,000. Patricia Gipson purchased 20,000 shares in the private placement for an aggregate purchase price of $100,000.
      The Company amended its Rights Plan in connection with agreements with Gipson, Boucher, I&S and ISVP (Note 7).
      In 2004, the Company entered into the Settlement Agreement with Gipson, Boucher, I&S, and ISVP (Note 9).
      In March 2005, the Company issued and sold an aggregate of 2,000,000 shares of its common stock at a purchase price of $2.50 per share in a private placement (Note 7). The investors in the private placement included Gipson, Thomas Gipson, Boucher, Patricia Gipson, other partners and employees of I&S, and other individual investors. Gipson purchased 350,000 shares in the private placement for an aggregate purchase price of $875,000. Boucher purchased 50,000 shares in the private placement for an aggregate purchase price of $125,000. Thomas Gipson purchased 470,000 shares in the private placement for an aggregate purchase price of $1,175,000. Patricia Gipson purchased 180,000 shares in the private placement for an aggregate purchase price of $450,000.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In September 2005, the Company issued and sold an aggregate of 6,000,000 shares of its common stock at a purchase price of $2.13 per share in a private placement (Note 7). The investors in the private placement included Gipson, Thomas Gipson, and other partners and employees of I&S and other individual investors. Gipson purchased 2,226,004 shares in the private placement for an aggregate purchase price of $4,741,389. Thomas Gipson purchased 2,226,004 shares in the private placement for an aggregate purchase price of $4,741,389.

11.	Employee Benefit Plan
      The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2005, 2004 and 2003, the Company made matching contributions of approximately $173,000, $22,000 and $26,000, respectively, to the Plan.

12.	Supplementary Quarterly Financial Data (Unaudited)
      The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2005 and 2004:

	Quarter Ended

	March 31,	June 30,	September 30,	December 31,

2005
Revenues	$—	$—	$—	$—
Net loss	(2,344,208)	(2,397,797)	(3,549,868)	(3,209,569)
Basic and diluted net loss per common share	$(0.37)	$(0.23)	$(0.30)	$(0.19)
2004
Revenues	$—	$—	$—	$—
Net loss	(2,722,474)	(4,027,950)	(2,550,262)	(1,950,191)
Basic and diluted net loss per common share	$(0.41)	$(0.59)	$(0.37)	$(0.28)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
      Not applicable.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
      Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures were effective at the reasonable assurance level.
      No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
      Not applicable.
PART III

Item 10.	Directors and Executive Officers of the Registrant.
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
      All other information required by this Item 10, with respect to executive officers, is hereby incorporated by reference to the text appearing under Part 1, Item 4 under the caption “Executive Officers of the Registrant” in this Report, and, with respect to directors, by reference to the information included under the headings “Information Regarding Directors”, “Executive Officers”, and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of its Company’s fiscal year.

Item 11.	Executive Compensation.
      The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” and “Report of Compensation Committee on Executive Compensation” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information specified in Item 402(i), (k) and (l) of Regulation S-K and set forth in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
      The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of Principal Stockholders and Management” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

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
      All other information required by this Item 13 is hereby incorporated by reference to the information under the heading “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.	Principal Accounting Fees and Services.
      The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Independent Auditors Fees” in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
      (a) The following documents are included as part of this Annual Report on Form 10-K.
      1. Financial Statements:

Consolidated Financial Statements of the Company

Financial Statements of the Registrant and Report of Independent Registered Public Accounting Firm thereon

Consolidated Balance Sheets at December 31, 2005 and 2004

Consolidated Statements of Operations for the fiscal years ended December 31, 2005, 2004 and 2003 and for the period from inception (October 16, 1992) through December 31, 2005

Consolidated Statements of Comprehensive Loss and Stockholders’ Equity for the fiscal years ended December 31, 2005, 2004 and 2003 and for the period from inception (October 16, 1992) through December 31, 2005

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2005, 2004 and 2003, and for the period from inception (October 16, 1992) through December 31, 2005

Notes to Consolidated Financial Statements
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

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2006.

Boston Life Sciences, Inc.

By: /s/ Peter G. Savas

Peter G. Savas
Chairman and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Savas Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Kenneth L. Rice, Jr. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Robert S. Langer, Jr. Robert S. Langer, Jr.	Director	March 31, 2006

/s/ Michael J. Mullen Michael J. Mullen	Director	March 31, 2006

/s/ John T. Preston John T. Preston	Director	March 31, 2006

EXHIBIT INDEX

		Incorporated by Reference to

Exhibit			Exhibit		SEC File
Number	Description	Form	Number	Filing Date	Number

Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28,1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3.10	Amended and Restated By-Laws, amended and restated as of June 10, 2004	8-K	3.1	6/10/2004	000-6533

Instruments Defining the Rights of Security Holders

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	*

Series D

4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

Series E

4.3	Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company	8-K	99.3	12/16/2003	000-6533

		Incorporated by Reference to

Exhibit			Exhibit		SEC File
Number	Description	Form	Number	Filing Date	Number

4.4	Amendment No. 1 to Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company, dated as of February 4, 2005	8-K	3.2	2/7/2005	000-6533

4.5	Form of Common Stock Purchase Warrant received by purchasers of Series E Preferred Stock	8-K	99.5	12/16/2003	000-6533

4.6	Form of Placement Agent Common Stock Purchase Warrant received by the placement agents of Series E Preferred Stock	8-K	99.6	12/16/2003	000-6533

4.7	Restructuring Agreement, dated as of February 4, 2005, by and between the Company and Series E investors	10-K for 12/31/2004	10.40	3/31/2005	000-6533

Rights Agreement

4.8	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

4.9	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4.10	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4.11	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/18/2003	000-6533

4.12	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4.13	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

4.14	Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and certain Investors in connection with a private placement	8-K	99.2	3/12/2002	000-6533

Miscellaneous

4.15	Form of Warrant to Purchase Common Stock issued to H. C. Wainwright, Matthew Balk, Scott Weisman, Jason Adelman, Eric Singer, Alexandros Partners LLC, Celia Kupferberg and Robert Licho	8-K	99.3	3/12/2002	000-6533

4.16	Form of Common Stock Purchase Warrant, exerciseable through March 11, 2007, issued in connection with private placement completed March 12, 2002	8-K	99.3	3/12/2002	000-6533

		Incorporated by Reference to

Exhibit			Exhibit		SEC File
Number	Description	Form	Number	Filing Date	Number

Pictet

4.17	Common Stock Purchase Warrant, dated as of June 25, 2001, issued to Pictet Global Sector Fund-Biotech (“Pictet Warrant”)	10-Q for 6/30/2001	4.5	8/13/2001	000-6533

4.18	First Amendment, dated May 27, 2001 to Pictet Warrant	10-Q for 6/30/2001	4.2	8/13/2001	000-6533

4.19	Second Amendment, dated May 27, 2001 to Pictet Warrant	10-Q for 6/30/2001	4.4	8/13/2001	000-6533

Ingalls

4.20	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson, Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4.21	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson, Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4.22	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4.23	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

4.24	Settlement and Standstill Agreement, dated as of June 15, 2004, by and among the Company, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	Form 8-K	99.2	6/17/2004	000-6533

4.25	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	Form 8-K	99.3	6/17/2004	000-6533

Material Contracts — Supply, License, Distribution

CMCC

10.1	License Agreement between Children’s Medical Center Corporation (“CMCC”) and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as of March 15, 1993 (relating to Troponin)	S-4	10.21	4/12/1995	333-91106

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	Number	Filing Date	Number

10.2		Amendment, dated March 18, 1996, to License Agreement between CMCC and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as March 15, 1993 (relating to Troponin)	S-3/A	10.8	9/3/2002	333-88726

10.3		Exclusive License Agreement between CMCC and the Company dated as of December 15, 1998 (relating to Inosine)	S-3/A	10.12	9/3/2002	333-88726

10.4		License Agreement between CMCC and the Company dated as of August 13, 2001 (relating to Macrophage Factor)	10-K for 12/31/2003	10.16	3/30/2004	000-6533

10.5		Amendment, dated May 18, 2004, to License Agreement between CMCC and the Company dated as of August 13, 2001 (relating to Macrophage Factor)	10-Q for 6/30/2005	10.5	8/15/2005	000-6533

Harvard

10.6		License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10.7		Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10.8		License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

10.9		License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUOROTEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10.10		Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

Nordion

10	.11+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

10	.12+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10.13		Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

10.14		Amendment No. 3 dated November 22, 2003 to Nordion Agreement	10-K 12/31/2003	10.17	3/30/2004	000-6533

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	Number	Filing Date	Number

10	.15+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K 12/31/2004	10.48	3/31/05	000-6533

10	.16+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K 12/31/2004	10.48	3/31/05	000-6533

10	.17+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

Organix

10.18		License Agreement, effective as of July 1, 2000, between Organix, Inc. (“Organix”) and the Company (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.19		Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

Material Contracts — Leases

10.20		Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

10.21		Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10.22		Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

10.23		Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10.24		Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements

10.25		Irrevocable Standby Letter of Credit issued to Ingalls & Snyder Value Partners, L.P. on June 15, 2004 by Boston Private Bank & Trust Company	8-K	99.7	6/17/04	000-6533

10.26		Continuing Letter of Credit Security Agreement, dated as of June 15, 2004, between Boston Private Bank & Trust Company and the Company	8-K	99.9	6/17/04	000-6533

10.27		Security Agreement, dated as of June 15, 2004, between the Company and Boston Private Bank & Trust Company	8-K	99.9	6/17/2004	000-6533

Management Contract or Compensatory Plan or Arrangement

10	.28#	Non-Employee Director Compensation Summary	*

10	.29#	Executive Officer Compensation Summary	*

10	.30#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

			Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	Number	Filing Date	Number

10	.31#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10	.32#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10	.33#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	Proxy Statement	App. C	4/30/2003	000-6533

10	.34#	Amended and Restated Omnibus Stock Option Plan	S-8	99	6/4/1999	333-80067

10	.35#	Amended and Restated 1998 Omnibus Stock Option Plan	Proxy Statement	App. C	6/28/2004	000-6533

10	.36#	2005 Stock Incentive Plan	Proxy Statement	App. B	8/5/2005	000-6533

10	.37#	Employment Agreement, dated June 10, 2004, between Marc E. Lanser and the Company	8-K	99.5	6/17/2004	000-6533

10	.38#	Severance and Settlement Agreement, dated June 9, 2005, between Marc E. Lanser and the Company	10-Q for 6/30/2005	10.1	8/15/2005	000-6533

10	.39#	Consulting Agreement, dated June 9, 2005, between Marc E. Lanser and the Company	10-Q for 6/30/2005	10.2	8/15/2005	000-6533

10	.40#	Amendment and Extension of Employment Agreement, dated January 9, 1997, between S. David Hillson and the Company	10-K 000-6533	10.3	3/29/2002	000-6533

10	.41#	Renewal of Employment Agreement, dated December 28, 1999, between S. David Hillson and the Company	10-K for 12/31/2001	10.3	3/29/2002	000-6533

10	.42#	Employment Contract, Extension and Special Retirement Provision, dated January 23, 2001, between S. David Hillson and the Company	10-K for 12/31/2001	10.3	3/29/2002	000-6533

10	.43#	Restated Executive Compensation Consulting and Director Agreement, dated April 13, 2003, between S. David Hillson and the Company	10-K/A for 12/31/2001	10.28	4/30/2002	000-6533

10	.44#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6-17-2004	000-6533

10	.45#	Separation Agreement dated May 27, 2004 between the Company and S. David Hillson	8-K	99.4	6/17/2004	000-6533

10	.46#	Letter Agreement dated June 10, 2004 between the Company and S. David Hillson	8-K	99.4	6/17/2004	000-6533

Incorporated by Reference to

Exhibit				Exhibit		SEC File
Number		Description	Form	Number	Filing Date	Number

10	.47#	Severance and Settlement Agreement and Release, dated September 7, 2005 between the Company and Joseph Hernon	10-Q for 9/30/2004	10.4	11-14-2005	000-6533

10	.48#	Employment Agreement, dated March 31, 2006, between the Company and Peter G. Savas	*

10	.49#	Employment Agreement, dated March 31, 2006, between the Company and Mark J. Pykett	*

10	.50#	Employment Agreement, dated March 31, 2006, between the Company and Kenneth L. Rice, Jr.	*

10	.51#	Stock Option Agreement, dated January 6, 2006, between the Company and Peter G. Savas	*

10	.52#	Stock Option Agreement, dated January 6, 2006, between the Company and Mark J. Pykett	*

10	.53#	Stock Option Agreement, dated January 6, 2006, between the Company and Kenneth L. Rice, Jr.	*

10	.54#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	*

10	.55#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	*

Additional Exhibits

21		Subsidiaries of the Registrant	*

23		Consent of PricewaterhouseCoopers LLP	*

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/ Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.