Form 10-K/A
period 2005-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2006-04-14
CIK 94784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period
Commission file number 0-6533
BOSTON LIFE SCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	87-0277826 (I.R.S. Employer Identification No.)

85 MAIN STREET HOPKINTON, MASSACHUSETTS (Address of Principal Executive Offices)	01748 (Zip Code)

Registrant’s telephone number, including area code	(508) 497-2360

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
Warrants to Purchase Common Stock
Rights to Purchase Preferred Stock

(Title of Class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  ☐     No  ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐     No  ☒
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
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

EXPLANATORY NOTE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Executive Officers:
Section 16(a) Beneficial Ownership Reporting Compliance
Audit Committee
Code of Ethics
ITEM 11. EXECUTIVE COMPENSATION
Stock Option Information
Option Grants In Last Fiscal Year
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
Employment Contracts and Severance Arrangements
Compensation of Directors
Compensation Committee Interlocks And Insider Participation
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
Equity Compensation Plan Information
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees and Other Matters
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURE
EXHIBIT INDEX
EX-31.3 Section 302 Certification of CEO
EX-31.4 Section 302 Certification of CFO

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Boston Life Sciences, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2005 that was originally filed with the Securities and Exchange Commission on March 31, 2006 is being filed to provide additional information required by Items 10, 11, 12, 13 and 14 of Part III. This Amendment No. 1 on Form 10-K/A does not change our previously reported financial statements and other financial disclosure.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This report contains forward-looking statements relating to future events and our future performance within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Stockholders are cautioned that such statements involve risks and uncertainties. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which we operate and management’s beliefs and assumptions. Any statements contained herein, including without limitation, statements to the effect that we or our management “believes”, “expects”, “could”, “may”, “estimates”, “will”, “anticipates”, “plans”, or similar expressions that are not statements of historical fact should be considered forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in our Annual Report on Form 10-K filed on March 31, 2006 with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that the internal projections and beliefs upon which we base our expectations are made as of the date of this Amendment No. 1 on Form 10-K/A and may change prior to the end of each quarter or the year. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise. The forward-looking statements and risk factors discussed herein do not reflect the potential impact of any mergers, acquisitions or dispositions.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Directors
     Our Board of Directors (the “Board”) currently consists of four directors. Set forth below are the names of each current member of our Board, their ages, the year in which each first became a director and their principal occupations and business experience during the past five years.

		First Year
		Elected as
Name	Age	a Director	Position(s) with the Company
Peter G. Savas	57	2004	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert S. Langer, Jr. Sc.D. (1)(2)(3)	57	2000	Director
Michael J. Mullen, C.P.A. (1)(2)(3)	47	2004	Director
John T. Preston (1)(2)(3)	56	2004	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of Nominating and Corporate Governance Committee.
     The principal occupations and qualifications of each director are as follows:
     Peter G. Savas. Mr. Savas has been the Chairman of the Board and our Chief Executive Officer since September 2004. From March 2004 to September 2004, Mr. Savas was the Managing Partner of Tughill Partners, a life sciences consulting firm. From September 2000 to March 2004, Mr. Savas served as Chief Executive Officer and President and, from April 2001 to March 2004, as Chairman, of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From 1992 to 2000, Mr. Savas served as President of Unisyn, Inc., a contract manufacturer of biologics, and was also Chief Executive Officer from 1995 to 2000.
     Robert S. Langer, Jr., Sc.D. Dr. Langer has been a member of our Board since June 2000 and was Acting Chairman of the Board from June 2004 to September 2004. Dr. Langer is an Institute Professor at the Massachusetts Institute of Technology (“MIT”) and has been on the faculty of MIT since 1977. Dr. Langer serves on the boards of directors of Momenta Pharmaceuticals, Inc., a biotechnology company, Sontra Medical Corporation, a biotechnology company, and Wyeth, a pharmaceutical company.
     Michael J. Mullen, C.P.A. Mr. Mullen has been a member of our Board since June 2004. Since March 2006, Mr. Mullen has been a consultant. From February 2003 to March 2006, Mr. Mullen was the Chief Financial Officer of JMH Capital, a private equity firm. From September 2000 to December 2002, Mr. Mullen was the Chief Financial Officer of Magellan Discovery Technologies, a private equity sponsored buyout firm. From March 1999 to September 2000, Mr. Mullen was the Chief Financial Officer and Director of Integration for the Analytical Instrument Strategic Business Unit of PerkinElmer Inc., a provider of scientific instruments, consumables and services.
     John T. Preston. Mr. Preston has been a member of our Board since June 2004. Mr. Preston has been President and Chief Executive Officer of Atomic Ordered Materials LLC since April 1999, and is also a Senior Lecturer at MIT. Mr. Preston serves on the board of directors of Clean Harbors, Inc., an environmental services and non-nuclear hazardous waste treatment company, and E-Z-EM, Inc., a biotechnology company.

Executive Officers:
     The following is a list of our current executive officers and their principal positions:

			In Current
Name	Age	Position	Position Since
Peter G. Savas	57	Chairman of the Board of Directors and Chief Executive Officer	September 2004

Mark J. Pykett, V.M.D, Ph.D, M.B.A.	42	President and Chief Operating Officer	February 2005 (Chief Operating Officer since November 2004)

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	52	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary	September 2005 (Executive Vice President, Finance and Administration and Chief Financial Officer since July 2005)
     Mark J. Pykett, V.M.D, Ph.D, M.B.A. Dr. Pykett was appointed President and Chief Operating Officer in February 2005. Dr. Pykett previously served as Executive Vice President and Chief Operating Officer when he joined us in November 2004. In 1996, Dr. Pykett founded Cytomatrix, LLC, a biotechnology company, and served as its President and Chief Executive Officer until 2003, when Cytomatrix merged with Cordlife, Pte. Ltd., a subsidiary of CyGenics, Ltd., a biotechnology company. Dr. Pykett served as President of Cordlife from 2003 to 2004, and as President and Director of CyGenics from 2004 until joining us and remains a director of CyGenics. Dr. Pykett serves on the board of directors of Adventrx Pharmaceuticals, Inc., a biotechnology company.
     Kenneth L. Rice, Jr., J.D., LL.M., M.B.A. Mr. Rice was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in July 2005. Mr. Rice was appointed Secretary in September 2005. In June 2005, Mr. Rice served as a part-time consultant to the Company. From April 2001 to June 2005, Mr. Rice served as Vice President, Chief Financial Officer, Chief Commercial Officer and Secretary of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company.
     No family relationships exist between any of our executive officers and our directors. Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities (“10% Holders”) to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Directors, executive officers and 10% Holders are required by Securities and Exchange Commission regulations to furnish to us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the representations made by the reporting persons to us, we believe that during fiscal 2005 each of our directors, officers and 10% Holders filed all of their respective reports pursuant to Section 16(a) on a timely basis.
Audit Committee
     The Audit Committee of our Board currently consists of Messrs. Langer, Mullen and Preston. Our Board has determined that each of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.

The Board has also determined that Mr. Mullen is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K.
Code of Ethics
     We adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We amended and restated our Code of Business Conduct and Ethics in July 2005. We have posted the Amended and Restated Code of Business Conduct and Ethics on our website, which is located at www.bostonlifesciences.com. In addition, we intend to disclose on our website all disclosures that are required by law or The Nasdaq Stock Market, Inc. listing standards concerning any amendments to, or waivers from, any provision of the Code that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.
ITEM 11. EXECUTIVE COMPENSATION
     The following Summary Compensation Table sets forth information concerning compensation during the years ended December 31, 2005, 2004 and 2003 for services in all capacities awarded to, earned by or paid to each person who served as our Chief Executive Officer at any time during 2005, each other of our executive officers as of December 31, 2005 and certain individuals who served as executive officers during a part of 2005, whose aggregate cash compensation exceeded $100,000 at the end of 2005 (collectively referred to as the “Named Executive Officers”). For the period October 2003 until September 2004, the position of Chief Executive Officer remained vacant.
Summary Compensation Table

				Long Term
				Compensation
	Annual Compensation			Awards
				Securities
				Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Options	Compensation
Peter G. Savas (1)	2005	$350,000	$100,000	200,000	$19,066
Chairman of the Board and	2004	$116,667	$29,167	400,000	—
Chief Executive Officer

Mark J. Pykett, V.M.D, Ph.D,	2005	$272,083	$68,750	200,000	$14,000
M.B.A. (2)	2004	$16,667	$4,167	100,000	—
President and Chief Operating Officer

Kenneth L. Rice, Jr., J.D.,	2005	$131,771	$34,375	300,000	$21,875
LL.M., M.B.A. (3) Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary

Marc E. Lanser, M.D. (4)	2005	$136,806	—	175,605	$187,269
Former Chief Medical	2004	$308,000	$38,491	40,000	—
Officer	2003	$278,250	$52,825	20,000	—

Joseph P. Hernon, C.P.A. (5)	2005	$181,913	—	133,527	$81,659
Former Chief Financial	2004	$242,550	$32,680	20,000	$6,198
Officer and Secretary	2003	$220,500	$37,050	15,000	$2,117

(1)	On September 8, 2004, Mr. Savas joined the Company as Chairman of the Board and Chief Executive Officer. Mr. Savas’ annual base salary for 2004 was $350,000. Mr. Savas’ 2005 bonus was paid in January 2006. All Other Compensation paid to Mr. Savas consists of Company matching contributions to his 401(k) account of $13,636 and disability insurance premiums of $5,430.

(2)	On November 1, 2004, Dr. Pykett joined the Company as Executive Vice President and Chief Operating Officer and on February 3, 2005 was appointed President and remained Chief Operating Officer. Dr. Pykett’s annual base salary for 2004 was $240,000. Dr. Pykett’s 2005 bonus was paid in February 2006. All Other Compensation paid to Dr. Pykett consists of Company matching contributions to his 401(k) account of $14,000.

(3)	On July 1, 2005, Mr. Rice joined the Company as Executive Vice President, Finance and Administration and Chief Financial Officer and in September 2005 was appointed Secretary. Mr. Rice’s annual base salary for 2005 was $275,000. Mr. Rice’s 2005 bonus was paid in February 2006. All Other Compensation paid to Mr. Rice consists of Company matching contributions to his 401(k) account of $6,875 and consulting fees of $15,000 which we paid Mr. Rice before he joined the Company.

(4)	Dr. Lanser resigned as Chief Medical Officer in June 2005. Dr. Lanser’s annual base salary for 2005 was $306,075. All Other Compensation paid to Dr. Lanser consists of severance payments of $169,269 and Scientific Advisory Board fees of $18,000.

(5)	Mr. Hernon resigned as Chief Financial Officer in July 2005. Mr. Hernon’s annual base salary for 2005 was $242,550. All Other Compensation paid to Mr. Hernon consists of severance and related payments of $70,744 and Company matching contributions to his 401(k) account of $10,915.
Stock Option Information
     The following table sets forth information concerning individual grants of options made during 2005 to each of the Named Executive Officers.
Option Grants In Last Fiscal Year

	Number of					Potential Realizable
	Securities		Percent of Total			Value At Assumed
	Underlying		Options Granted	Exercise or		Annual Rates Of Stock
	Options		to Employees In	Base Price	Expiration	Appreciation
Name	Granted		Fiscal Year (1)	Per Share (2)	Date	For Option Term (3)
						5%	10%
Peter G. Savas	200,000	(4)	11.8%	$2.31	3/10/2015	$290,549	$736,309
Mark J. Pykett, V.M.D,	100,000	(4)	5.9%	$2.31	3/10/2015	$145,275	$368,155
Ph.D, M.B.A.	100,000	(5)	5.9%	$3.75	2/3/2015	$235,835	$597,653
Kenneth L. Rice, Jr., J.D.,	300,000	(4)	17.8%	$3.25	7/17/2015	$613,172	$1,553,899
LL.M., M.B.A.
Marc E. Lanser, M.D.	175,605		10.4%	$2.31	3/10/2015	$255,110	$646,498
Joseph P. Hernon, C.P.A.	133,527		7.9%	$2.31	9/30/2007	$193,981	$491,586

(1)	Calculated based on an aggregate of 1,688,494 options granted to employees in 2005, including options granted to the Named Executive Officers.

(2)	The exercise price for each option was equal to or above the fair market value of our common stock on the date of grant.

(3)	Amounts reported in these columns represent amounts that may be realized upon exercise of the options immediately prior to the expiration of their terms assuming the specified compound rates of appreciation (5% and 10%) on the market value of the common stock on the date of option grant over the term of the options. These numbers are calculated based on rules promulgated by the Securities and Exchange Commission and do not reflect our estimate of future stock price growth. Actual gains, if any, on stock option exercises and common stock holdings are dependent on the timing of such exercise and the future performance of the common stock. There can be no assurance that the rates of appreciation assumed in this table can be achieved or that the amounts will be received by the option holder.

(4)	Subject to certain conditions, the shares subject to such option vest as follows: 33% of the shares subject to such option immediately vested and the remaining 67% of the shares subject to such option will vest in equal monthly installments over three years.

(5)	Subject to certain conditions, the shares subject to such option vest as follows: 25% of the shares subject to such option immediately vested and the remaining 75% of the shares subject to such option will vest in equal monthly installments over four years.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
     The following table sets forth, for each of the Named Executive Officers, certain information concerning the value of unexercised options at December 31, 2005. There were no options exercised by our Named Executive Officers in 2005.

			Number of Securities		Value of Unexercised
	Shares		Underlying Unexercised		In-the-Money Options at
	Acquired		Options at Fiscal Year-End		Fiscal Year-End (1)
	on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Peter G. Savas	—	—	293,750	306,250	—	—
Mark J. Pykett, V.M.D, Ph.D, M.B.A.	—	—	135,938	164,062	—	—
Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	—	—	127,778	172,222	—	—
Marc E. Lanser, M.D.	—	—	104,803	87,802	—	—
Joseph P. Hernon, C.P.A.	—	—	133,527	—	—	—

(1)	The fair market value of “in-the-money” options was calculated on the basis of the difference between the exercise price of the options held and the closing price per share for our common stock on the NASDAQ Market of $2.23 on December 30, 2005, multiplied by the number of shares subject to options held, which calculation results in a negative value.

Employment Contracts and Severance Arrangements
Employment Agreements
     On March 31, 2006, we entered into employment agreements with each of Messrs. Savas, Pykett and Rice effective January 1, 2006 with the following terms:
     Mr. Savas. Mr. Savas’ employment agreement is effective for a term of one year, provides for a base salary of $400,000 per year plus other benefits and includes confidentiality and non-competition provisions. Subject to certain contingencies, Mr. Savas is entitled to a one-year severance allowance in the event that he is terminated in certain circumstances. The agreement automatically renews for an additional 12 month period, unless either party notifies the other party in writing not less than 90 days prior to expiration.
     Dr. Pykett. Dr. Pykett’s employment agreement is effective for a term of one year, provides for a base salary of $300,000 per year plus other benefits and includes confidentiality and non-competition provisions. Subject to certain contingencies, Dr. Pykett will be entitled to a nine-month severance allowance in the event that he is terminated in certain circumstances. The agreement automatically renews for an additional 12 month period, unless either party notifies the other party in writing not less than 90 days prior to expiration.
     Mr. Rice. Mr. Rice’s employment agreement is effective for a term of one year, provides for a base salary of $300,000 per year plus other benefits and includes confidentiality and non-competition provisions. Subject to certain contingencies, Mr. Rice will be entitled to a nine-month severance allowance in the event that he is terminated in certain circumstances. The agreement automatically renews for an additional 12 month period, unless either party notifies the other party in writing not less than 90 days prior to expiration.
Severance Agreements
     Dr. Lanser. On June 9, 2005, we entered into a Severance and Settlement Agreement and Release with Marc E. Lanser, M.D., our former Chief Medical Officer (the “Lanser Agreement”). The Lanser Agreement terminated the Employment Agreement by and between us and Dr. Lanser dated June 10, 2004 (the “Prior Agreement”). Under the terms of the Lanser Agreement, Dr. Lanser was entitled to continued base salary and benefits for a period of nine-months commencing on June 11, 2005, the date of termination of Dr. Lanser’s employment. The Lanser Agreement also provides that options to purchase 107,314 shares of common stock that were not vested as of the date of severance will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of our Scientific Advisory Board. In addition, the Lanser Agreement requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Prior Agreement.
     In addition, on June 9, 2005, we entered into a consulting agreement (the “Consulting Agreement”) with Dr. Lanser. Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support us in certain of its pre-clinical and clinical development efforts and serve as a member of our Scientific Advisory Board. The Consulting Agreement provides for a two-year term commencing on June 11, 2005, unless earlier terminated by us or Dr. Lanser. In consideration for his services, Dr. Lanser will be entitled to a monthly retainer of $1,500 for up to one calendar day of services per month and will also receive $1,500 for each additional day of service provided. In addition, Dr. Lanser will be reimbursed for all reasonable business related expenses incurred in connection with the performance of his duties. In the event that we terminate the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested.
     Mr. Hernon. On September 12, 2005, we entered into a Severance and Settlement Agreement and Release with Joseph P. Hernon, our former Chief Financial Officer (the “Hernon Agreement”). Mr. Hernon stepped down as Chief Financial Officer on July 1, 2005 with the appointment of Kenneth L. Rice, Jr. as our Chief Financial Officer. Under the terms of the Hernon Agreement, Mr. Hernon is entitled to, among other things, continued base salary and benefits for a period of nine-months commencing on October 1, 2005. The Hernon Agreement also provides that Mr. Hernon’s options to purchase 74,182 shares of our common stock be accelerated and vested as of September 30, 2005, the last day of Mr. Hernon’s employment with us (the “Termination Date”). The Hernon Agreement further provides that Mr. Hernon’s options to purchase 133,527 shares of common stock, including the 74,182 accelerated options, be exercisable on their stated terms and conditions from the Termination Date through and including September 30, 2007.
Compensation of Directors
     In the third quarter of 2005, the Board amended our non-employee director compensation as follows:

		Per Board Meeting	Annual Fee Per
	2006 Annual Retainer	Fees	Committee Chaired
Robert S. Langer, Jr.	$22,000	$2,000	$10,000
Michael J. Mullen	$22,000	$2,000	$20,000
John T. Preston	$22,000	$2,000	$10,000
     All non-employee directors are reimbursed for ordinary and reasonable expenses of attending any board or committee meetings.
     Each new non-employee director is automatically granted an option to purchase 15,000 shares of our common stock (“New Director Options”) upon initial election or appointment (the “Automatic Grant Date”). The exercise price of any New Director Options granted shall equal the fair market value of shares of our common stock subject thereto on the Automatic Grant Date. New Director Options immediately vest as to 1/3 of the shares with the remaining 2/3 of the shares subject to such New Director Option vesting in equal monthly installments over two years (“New Director Option Vesting”).
     Each non-employee director is automatically granted an option to purchase 10,000 shares of our common stock (“Annual Director Options”). The Annual Director Options are granted in the fourth quarter of each calendar year (the “Annual Grant Date”). The exercise price of any Annual Director Options granted shall equal the fair market value of shares of our common stock subject thereto on the Annual Grant Date. Annual Director Options vest in equal monthly installments over two years (“Annual Director Option Vesting”). Newly elected non-employee directors are eligible to receive the Annual Director Options in the fourth quarter of the second calendar year of service. On December 12, 2005, Messrs. Mullen, Langer and Preston were each granted options to purchase 10,000 shares of common stock under this policy with an exercise price of $2.00 per share.
     If we appoint a non-employee chairman, the chairman will be entitled to an annual retainer of $50,000 (in lieu of the $22,000 that is received by the other non-employee directors) and per board meeting fees of $2,000. The non-employee chairman will be automatically granted an option to purchase 30,000 shares of our common stock upon appointment (in lieu of the 15,000 shares that is received by the other new non-employee directors) vesting in accordance with the New Director Option Vesting. In addition, the non-employee chairman will be automatically granted an option to purchase 20,000 shares of our common stock on the Annual Grant Date vesting in accordance with the Annual Director Option Vesting. The newly elected non-employee chairman would be entitled to receive this annual grant in the fourth quarter of the second calendar year of service. The exercise price of any options granted to a non-employee chairman shall equal the fair market value of shares of our common stock subject thereto on the grant date.
Compensation Committee Interlocks And Insider Participation
     The Compensation Committee of the Board currently consists of Messrs. Preston, Mullen and Langer. No member of the Compensation Committee was at any time during 2005, or formerly, one of our officers or employees or an officer or employee of any of our subsidiaries. None of our executive officers has served as a member of the Compensation Committee (or other committee serving an equivalent function) of any other entity while an executive officer of the other entity served as a director of or a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
     The following table sets forth information, as of March 15, 2006, regarding the beneficial ownership of our common stock by:
•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of our outstanding common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission;
•	each of our directors (which includes all nominees);
•	each of the Named Executive Officers; and
•	all of our directors and executive officers as a group.
     Unless otherwise indicated below, the address for each listed director and executive officer is c/o Boston Life Sciences, Inc., 85 Main Street, Hopkinton, Massachusetts 01748. Beneficial ownership shown is determined in accordance with the rules of the Securities and Exchange Commission and, as a result, includes voting and investment power with respect to shares.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner (1)	Ownership	Class (2)
Certain Beneficial Owners of Common Stock:

Thomas L. Gipson (3)	3,186,004	19.30%
c/o Ingalls & Snyder LLC
61 Broadway, New York, NY 10006

Robert L. Gipson (4)	3,106,004	18.82
c/o Ingalls & Snyder LLC
61 Broadway, New York, NY 10006

Steven M. Foote (5)	945,000	5.72
c/o Ingalls & Snyder LLC
61 Broadway, New York, NY 10006

Arthur Koenig (6)	935,000	5.66
c/o Duferco Steel Inc.
Metro Park South
100 Matawan Rd Suite 400
Matawan, New Jersey 07747-3916

Ingalls & Snyder LLC (7)	857,500	5.19
61 Broadway, New York, NY 10006

Directors and Named Executive Officers:

Peter G. Savas	363,889	2.16
Chairman of the Board and Chief Executive Officer (8)

Mark J. Pykett, V.M.D., Ph.D., M.B.A	170,197	1.02
President and Chief Operating Officer (9)

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	164,931	*
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary (10)

Robert S. Langer, Jr. Sc.D.	64,519	*
Director (11)

Michael J. Mullen, C.P.A.	27,021	*
Director (12)

John T. Preston	26,821	*
Director (13)

Joseph P. Hernon, C.P.A.	141,683	*
Former Vice President, Chief Financial Officer and Secretary (14)

Marc E. Lanser, M.D.	140,483	*
Former Chief Medical Officer (15)

All directors and executive officers as a group (6 persons) (16)	817,378	4.72%

*	Represents less than 1% of the outstanding shares.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage ownership for each holder is based on 16,507,244 shares of common stock outstanding on March 15, 2006, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder that will become exercisable within 60 days after March 15, 2006.

(3)	Information is based on a Schedule 13G/A (Amendment No. 2) filed January 24, 2006 with the Securities and Exchange Commission. Thomas L. Gipson beneficially owns 3,186,004 shares of common stock and has sole power to vote or direct the vote of 3,186,004 shares and sole power to dispose or direct the disposition of 3,186,004 shares.

(4)	Information is based on a Schedule 13G/A (Amendment No. 10) filed January 24, 2006 with the Securities and Exchange Commission. Robert L. Gipson beneficially owns 3,106,004 shares of common stock and has sole power to vote or direct the vote of 3,106,004 shares and sole power to dispose or direct the disposition of 3,106,004 shares. Mr. Gipson is a Senior Director of Ingalls & Snyder, LLC.

(5)	Information is based on a Schedule 13G filed January 24, 2006 with the Securities and Exchange Commission. Steven M. Foote beneficially owns 945,000 shares of common stock and has sole power to vote or direct the vote of 200,000 shares and sole power to dispose or direct the disposition of 200,000 shares. Mr. Foote has shared power to dispose or direct the disposition of 745,000 shares.

(6)	Information is based on a Schedule 13G/A (Amendment No. 2) filed January 24, 2006 with the Securities and Exchange Commission. Arthur Koenig beneficially owns 935,000 shares of common stock and has sole power to vote or direct the vote of 935,000 shares and sole power to dispose or direct the disposition of 935,000 shares.

(7)	Information is based on a Schedule 13G dated January 24, 2006 as filed with the Securities and Exchange Commission. Ingalls & Snyder, LLC beneficially owns 857,500 shares of common stock and has shared power to dispose or direct the disposition of 857,500 shares.

(8)	Consists of 363,889 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date.

(9)	Consists of 170,197 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date.

(10)	Consists of 164,931 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date.

(11)	Consists of 64,519 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date.

(12)	Consists of 26,821 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date and 200 shares of common stock held by a revocable trust of which Mr. Mullen is the trustee.

(13)	Consists of 26,821 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date.

(14)	Includes 133,527 shares of common stock issuable upon exercise of options that are exercisable as of March 15, 2006 or 60 days after such date.

(15)	Includes 121,063 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 15, 2006 or 60 days after such date.

(16)	See footnotes 8 through 13.
Equity Compensation Plan Information
     This table shows information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2005. As required by the Securities and Exchange Commission rules, we include in footnote (2) to this table a brief description of the material features of our option issuances that have not been approved by our stockholders.

			Number of securities
			remaining available for
			future issuance under
			equity compensation
	Number of securities to	Weighted-average	plans (excluding
	be issued upon exercise	exercise price of	securities reflected in
	of outstanding options	outstanding options	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,679,485	$4.69	1,359,493

Equity compensation plans not approved by security holders (2)	910,667	$3.38	—

Total	2,590,152	$4.23	1,359,493

(1)	Includes our:
•	Amended and Restated Omnibus Stock Option Plan;
•	1998 Omnibus Stock Option Plan;
•	Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan; and
•	2005 Stock Incentive Plan.
(2)	On June 3, 2005, we granted an aggregate of 39,500 non-qualified options to purchase shares of our common stock to Mary Wallace, our Director of Strategic Marketing and Commercialization, Sharon Correia, our Director of Corporate Communications and Investor Relations, and Fraser McNeilly, our Director of Information Technology, in connection with the commencement of their employment with us. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: ten-year duration, an exercise price of $2.24 per share and equal monthly vesting over three years.
     On July 18, 2005, we granted an aggregate of 84,000 non-qualified options to purchase shares of our common stock to Noel Cusack, Senior Vice President of Preclinical Development, Pamela McDonough, our Corporate Controller, and Lee Summers, our former Director of Quality Systems, in connection with the commencement of their employment with us. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: ten-year duration, an exercise price of $1.96 per share and equal monthly vesting over three years. As of December 31, 2005, 12,833 non-qualified options to purchase shares of our common stock were cancelled.
     On July 18, 2005, we granted Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer, an option to purchase shares of common stock in connection with the commencement of his employment with us. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: 300,000 non-qualified stock options, ten-year duration, an exercise price of $3.25 per share, of which one-third immediately vested and the remaining two-thirds will vest in equal monthly installments over three years.
     On September 10, 2004, we granted Peter G. Savas, our Chief Executive Officer, an option to purchase shares of common stock in connection with the commencement of his employment with us. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: 400,000 non-qualified stock options, ten-year duration, an exercise price of $3.75 per share, of which one quarter immediately vested and the remaining three quarters will vest in equal monthly installments over four years.
     On November 18, 2004, we granted Mark J. Pykett, our President and Chief Operating Officer, an option to purchase shares of common stock in connection with the commencement of his employment with us. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: 100,000 non-qualified stock options, ten-year duration, an exercise price of $3.75 per share, of which one quarter immediately vested and the remaining three quarters will vest in equal monthly installments over four years.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     For information relating to our employment and severance arrangements with our Named Executive Officers, see “ITEM 11. EXECUTIVE COMPENSATION —Employment Contracts and Severance Arrangements”
FluoroPharma, Inc.
     In June 2005, Dr. Lanser left his employment with us to become President and CEO of FluoroPharma, Inc. (“FluoroPharma”) an early stage company developing Position Emission Tomography (PET) imaging agents for the diagnosis of cardiac ischemia. In July 2005, we reached an agreement with FluoroPharma to terminate a development agreement between us and FluoroPharma relating to FluoroPharma’s PET imaging agents in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. In February 2006, we agreed to convert our 25,000 shares of Series A Preferred Stock into 25,000 shares of common stock of FluoroPharma. In addition, we received a warrant to purchase 5,000 shares of FluoroPharma’s common stock. Our arrangements with FluoroPharma bear no relationship to our own imaging products in development, ALTROPANE® and FLUORATEC™, for which we have, and will continue to have, exclusive rights.
Warrant Amendments and Warrant Exercises
     On July 25, 2002, we issued to Ingalls and Snyder Value Partners, L.P. (“ISVP”) a warrant (the “Warrant”) to purchase 100,000 shares of our common stock. On November 12, 2004, in connection with the prepayment of the 10% Convertible Senior Secured Promissory Notes (the “Notes”) and the accrued interest on the Notes, we entered into Amendment No. 1 to the Warrant with ISVP to reduce the per share exercise price from $10.80 to $5.00. On February 11, 2005, in consideration of the immediate exercise of the warrants in cash, we entered into Amendment No. 2 to the Warrant with ISVP to reduce the per share exercise price from $5.00 to $2.25. Additionally, on February 11, 2005, we entered into Amendment No. 1 to the warrant to purchase 200,000 shares of our common stock held by Robert L. Gipson, to reduce the per share exercise price from $10.00 to $2.25, in consideration of the immediate exercise of the warrant in cash.
March and August 2005 Financing
     In March 2005, we issued and sold an aggregate of 2,000,000 shares of our common stock at a purchase price of $2.50 per share in a private placement. The investors in the private placement included Robert L. Gipson and Thomas Gipson, and other partners and employees of Ingalls & Snyder, LLC (“I&S”) and other individual investors. Robert L. Gipson purchased 350,000 shares in the private placement for an aggregate purchase price of $875,000. Thomas Gipson purchased 470,000 shares in the private placement for an aggregate purchase price of $1,175,000.
     In September 2005, we issued and sold an aggregate of 6,000,000 shares of our common stock at a purchase price of $2.13 per share in a private placement. The investors in the private placement included Robert L.

Gipson and Thomas Gipson, and other partners and employees of I&S and other individual investors. Robert L. Gipson purchased 2,226,004 shares in the private placement for an aggregate purchase price of $4,741,389. Thomas Gipson purchased 2,226,004 shares in the private placement for an aggregate purchase price of $4,741,389.
Indemnity agreements
     We have entered into indemnity agreements with each of our directors and executive officers containing provisions that may require us, among other things, to indemnify those directors and officers against liabilities that may arise by reason of their status or service as directors and officers. The agreements also provide for us to advance to our directors and officers expenses that they expect to incur as a result of any proceeding against them related to their service as directors and officers.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees and Other Matters
     The following table summarizes the fees billed to us for professional services rendered by PricewaterhouseCoopers LLP, our independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2005	2004
Audit Fees	$136,000	$85,451
Audit-Related Fees	1,000	—
Tax Fees	76,103	18,290
All Other Fees	—	—

Total Fees	$213,103	$103,741

     Audit Fees
     Audit fees consist of fees for the audit of our consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with regulatory filings or engagements.
     Audit-Related Fees
     Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting matters not classified as audits.
     Tax Fees
     Tax fees consist of fees for tax compliance, tax advice and tax planning services and were $76,103 of the total tax fees billed in 2005 and $18,290 of the total tax fees billed in 2004.
     All Other Fees
     There were no fees to report in this category for 2005 and 2004.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm
     Consistent with policies of the Securities and Exchange Commission regarding independent registered public accounting firm independence and the Audit Committee Charter, our Audit Committee has the responsibility for appointing, retaining, setting compensation and overseeing the work of the independent registered public accounting firm. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. The Audit Committee presently pre-approves particular services on a case-by-case basis. In assessing requests for services by the independent registered public accounting firm, the Audit Committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality.
     All of the audit-related, tax and other services provided by PricewaterhouseCoopers LLP in fiscal year 2005 and related fees were approved in advance by the Audit Committee.
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

Dated: April 14, 2006	BOSTON LIFE SCIENCES, INC.
	By:	/s/ PETER G. SAVAS
Peter G. Savas
Chairman and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28,1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3.10	Amended and Restated By-Laws, amended and restated as of June 10, 2004	8-K	3.1	6/10/2004	000-6533

Instruments Defining the Rights of Security Holders

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-K for 12/31/2005	4.1	3/31/2006	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Series D

4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

Series E

4.3	Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company	8-K	99.3	12/16/2003	000-6533

4.4	Amendment No. 1 to Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company, dated as of February 4, 2005	8-K	3.2	2/7/2005	000-6533

4.5	Form of Common Stock Purchase Warrant received by purchasers of Series E Preferred Stock	8-K	99.5	12/16/2003	000-6533

4.6	Form of Placement Agent Common Stock Purchase Warrant received by the placement agents of Series E Preferred Stock	8-K	99.6	12/16/2003	000-6533

4.7	Restructuring Agreement, dated as of February 4, 2005, by and between the Company and Series E investors	10-K for 12/31/2004	10.40	3/31/2005	000-6533

Rights Agreement

4.8	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

4.9	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4.10	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4.11	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/18/2003	000-6533

4.12	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4.13	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

4.14	Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and certain Investors in connection with a private placement	8-K	99.2	3/12/2002	000-6533

Miscellaneous

4.15	Form of Warrant to Purchase Common Stock issued to H. C. Wainwright, Matthew Balk, Scott Weisman, Jason Adelman, Eric Singer, Alexandros Partners LLC, Celia Kupferberg and Robert Licho	8-K	99.3	3/12/2002	000-6533

4.16	Form of Common Stock Purchase Warrant, exerciseable through March 11, 2007, issued in connection with private placement completed March 12, 2002	8-K	99.3	3/12/2002	000-6533

Pictet

4.17	Common Stock Purchase Warrant, dated as of June 25, 2001, issued to Pictet Global Sector Fund-Biotech (“Pictet Warrant”)	10-Q for 6/30/2001	4.5	8/13/2001	000-6533

4.18	First Amendment, dated May 27, 2001 to Pictet Warrant	10-Q for 6/30/2001	4.2	8/13/2001	000-6533

4.19	Second Amendment, dated May 27, 2001 to Pictet Warrant	10-Q for 6/30/2001	4.4	8/13/2001	000-6533

Ingalls

4.20	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson, Nikolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4.21	Amendment No.1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson, Nikolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4.22	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4.23	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

4.24	Settlement and Standstill Agreement, dated as of June 15, 2004, by and among the Company, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	Form 8-K	99.2	6/17/2004	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

4.25	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	Form 8-K	99.3	6/17/2004	000-6533

Material Contracts — Supply, License, Distribution
CMCC

10.1	License Agreement between Children’s Medical Center Corporation (“CMCC”) and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as of March 15, 1993 (relating to Troponin)	S-4	10.21	4/12/1995	333-91106

10.2	Amendment, dated March 18, 1996, to License Agreement between CMCC and ProCell Pharmaceuticals, Inc. (a subsidiary of the Company) dated as March 15, 1993 (relating to Troponin)	S-3/A	10.8	9/3/2002	333-88726

10.3	Exclusive License Agreement between CMCC and the Company dated as of December 15, 1998 (relating to Inosine)	S-3/A	10.12	9/3/2002	333-88726

10.4	License Agreement between CMCC and the Company dated as of August 13, 2001 (relating to Macrophage Factor)	10-K for 12/31/2003	10.16	3/30/2004	000-6533

10.5	Amendment, dated May 18, 2004, to License Agreement between CMCC and the Company dated as of August 13, 2001 (relating to Macrophage Factor)	10-Q for 6/30/2005	10.5	8/15/2005	000-6533

Harvard

10.6	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10.7	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10.8	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.9	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUOROTEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10.10	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

Nordion

10.11+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

10.12+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10.13	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

10.14	Amendment No. 3 dated November 22, 2003 to Nordion Agreement	10-K 12/31/2003	10.17	3/30/2004	000-6533

10.15+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K 12/31/2004	10.48	3/31/2005	000-6533

10.16+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K 12/31/2004	10.48	3/31/2005	000-6533

10.17+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

Organix

10.18	License Agreement, effective as of July 1, 2000, between Organix, Inc. (“Organix”) and the Company (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.19	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

Material Contracts — Leases

10.20	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

10.21	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10.22	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.23	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10.24	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements

10.25	Irrevocable Standby Letter of Credit issued to Ingalls & Snyder Value Partners, L.P. on June 15, 2004 by Boston Private Bank & Trust Company	8-K	99.7	6/17/04	000-6533

10.26	Continuing Letter of Credit Security Agreement, dated as of June 15, 2004, between Boston Private Bank & Trust Company and the Company	8-K	99.9	6/17/04	000-6533

10.27	Security Agreement, dated as of June 15, 2004, between the Company and Boston Private Bank & Trust Company	8-K	99.9	6/17/2004	000-6533

Management Contract or Compensatory Plan or Arrangement

10.28#	Non-Employee Director Compensation Summary	10-K for 12/31/2005	10.28	3/31/2006	000-6533

10.29#	Executive Officer Compensation Summary	10-K for 12/31/2005	10.29	3/31/2006	000-6533

10.30#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

10.31#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10.32#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10.33#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	Proxy Statement	App. C	4/30/2003	000-6533

10.34#	Amended and Restated Omnibus Stock Option Plan	S-8	99	6/4/1999	333-80067

10.35#	Amended and Restated 1998 Omnibus Stock Option Plan	Proxy Statement	App. C	6/28/2004	000-6533

10.36#	2005 Stock Incentive Plan	Proxy Statement	App. B	8/5/2005	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.37#	Employment Agreement, dated June 10, 2004, between Marc E. Lanser and the Company	8-K	99.5	6/17/2004	000-6533

10.38#	Severance and Settlement Agreement, dated June 9, 2005, between Marc E. Lanser and the Company	10-Q for 6/30/2005	10.1	8/15/2005	000-6533

10.39#	Consulting Agreement, dated June 9, 2005, between Marc E. Lanser and the Company	10-Q for 6/30/2005	10.2	8/15/2005	000-6533

10.40#	Amendment and Extension of Employment Agreement, dated January 9, 1997, between S. David Hillson and the Company	10-K 000-6533	10.3	3/29/2002	000-6533

10.41#	Renewal of Employment Agreement, dated December 28, 1999, between S. David Hillson and the Company	10-K for 12/31/2001	10.3	3/29/2002	000-6533

10.42#	Employment Contract, Extension and Special Retirement Provision, dated January 23, 2001, between S. David Hillson and the Company	10-K for 12/31/2001	10.3	3/29/2002	000-6533

10.43#	Restated Executive Compensation Consulting and Director Agreement, dated April 13, 2003, between S. David Hillson and the Company	10-K/A for 12/31/2001	10.28	4/30/2002	000-6533

10.44#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6-17-2004	000-6533

10.45#	Separation Agreement dated May 27, 2004 between the Company and S. David Hillson	8-K	99.4	6/17/2004	000-6533

10.46#	Letter Agreement dated June 10, 2004 between the Company and S. David Hillson	8-K	99.4	6/17/2004	000-6533

10.47#	Severance and Settlement Agreement and Release, dated September 7, 2005 between the Company and Joseph Hernon	10-Q for 9/30/2004	10.4	11/14/2005	000-6533

10.48#	Employment Agreement, dated March 31, 2006, between the Company and Peter G. Savas	10-K for 12/31/2005	10.48	3/31/2006	000-6533

10.49#	Employment Agreement, dated March 31, 2006, between the Company and Mark J. Pykett	10-K for 12/31/2005	10.49	3/31/2006	000-6533

10.50#	Employment Agreement, dated March 31, 2006, between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2005	10.50	3/31/2006	000-6533

10.51#	Stock Option Agreement, dated January 6, 2006, between the Company and Peter G. Savas	10-K for 12/31/2005	10.51	3/31/2006	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.52#	Stock Option Agreement, dated January 6, 2006, between the Company and Mark J. Pykett	10-K for 12/31/2005	10.52	3/31/2006	000-6533

10.53#	Stock Option Agreement, dated January 6, 2006, between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2005	10.53	3/31/2006	000-6533

10.54#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533

10.55#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533

Additional Exhibits

21	Subsidiaries of the Registrant	10-K for 12/31/2005	21	3/31/2006	000-6533

23	Consent of PricewaterhouseCoopers LLP	10-K for 12/31/2005	23	3/31/2006	000-6533

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K for 12/31/2005	31.1	3/31/2006	000-6533

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	10-K for 12/31/2005	31.2	3/31/2006	000-6533

31.3	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.4	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K for 12/31/2005	32.1	3/31/2006	000-6533

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K for 12/31/2005	32.2	3/31/2006	000-6533

*	Filed herewith

(#) Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(+) Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.