Form 10-Q
period 2006-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2006-05-15
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 8, 2006 there were 16,507,244 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information

Item 1 Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005, and for the period from inception (October 16, 1992) to March 31, 2006	4

Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005, and for the period from inception (October 16, 1992) to March 31, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3 Quantitative and Qualitative Disclosures About Market Risk	20

Item 4 Controls and Procedures	20

Part II Other Information

Item 1A Risk Factors	21

Item 6 Exhibits	38

SIGNATURES	39
EX-31.1 Section 302 Certification of CEO
EX-31.2 Section 302 Certification of CFO
EX-32.1 Section 906 Certification of CEO
EX-32.2 Section 906 Certification CFO
     The following is a trademark of ours that is mentioned in this Quarterly Report on Form 10-Q: ALTROPANE®. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Boston Life Sciences, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$70,148	$578,505
Marketable securities	5,089,693	8,750,832
Other current assets	1,152,754	486,599

Total current assets	6,312,595	9,815,936
Fixed assets, net	231,575	275,802
Other assets	398,765	423,750

Total assets	$6,942,935	$10,515,488

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$2,126,598	$2,288,890
Accrued lease (Note 5)	25,708	60,966

Total current liabilities	2,152,306	2,349,856
Accrued lease, excluding current portion (Note 5)	261,336	274,326

Total liabilities	2,413,642	2,624,182

Commitments and contingencies (Note 8)

Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 16,507,244 and 16,478,084 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	165,072	164,781
Additional paid-in capital	125,485,183	124,887,204
Accumulated other comprehensive loss	(8,234)	(12,393)
Deficit accumulated during development stage	(121,112,728)	(117,148,286)

Total stockholders’ equity	4,529,293	7,891,306

Total liabilities and stockholders’ equity	$6,942,935	$10,515,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,		From Inception
			(October 16,
			1992) to
	2006	2005	March 31, 2006
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	2,220,168	1,290,462	74,135,029
General and administrative	1,827,385	1,012,936	37,167,153
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	4,047,553	2,303,398	123,448,726

Loss from operations	(4,047,553)	(2,303,398)	(122,548,726)
Other expenses	—	(2,232)	(1,582,878)
Interest expense	—	(43,900)	(4,302,417)
Investment income	83,111	5,322	7,321,293

Net loss	(3,964,442)	(2,344,208)	(121,112,728)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	(715,515)	(1,229,589)

Net loss attributable to common stockholders	(3,964,442)	(3,059,723)	$(130,405,029)

Basic and diluted net loss attributable to common stockholders per share	$(0.24)	$(0.37)

Weighted average common shares outstanding	16,501,800	8,262,094

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended		From Inception
	March 31,		(October 16,
			1992) to
			March 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(3,964,442)	$(2,344,208)	$(121,112,728)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	—	43,900	1,648,675
Non-cash charges related to options, warrants and common stock	596,812	86,404	4,877,388
Amortization and depreciation	52,579	50,342	2,454,028
Changes in operating assets and liabilities:
Increase in other current assets	(666,155)	(241,582)	(293,791)
(Decrease) increase in accounts payable and accrued expenses	(162,292)	31,923	1,353,933
(Decrease) increase in accrued lease	(48,248)	—	287,044

Net cash used for operating activities	(4,191,746)	(2,373,221)	(94,788,407)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(8,352)	(2,415)	(1,440,128)
Decrease (increase) in other assets	24,985	(1,366)	(752,400)
Purchases of marketable securities	(305,292)	(1,495,429)	(126,878,676)
Sales and maturities of marketable securities	3,970,590	1,791,138	121,780,749

Net cash provided by (used for) investing activities	3,681,931	291,928	(5,532,418)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,458	6,048,556	63,578,026
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	(314,987)	(516,747)
Payments of financing costs	—	(40,752)	(5,529,945)

Net cash provided by financing activities	1,458	5,692,817	100,390,973

Net (decrease) increase in cash and cash equivalents	(508,357)	3,611,524	70,148
Cash and cash equivalents, beginning of period	578,505	152,971	—

Cash and cash equivalents, end of period	$70,148	$3,764,495	$70,148

Supplemental cash flow disclosures:
Non-cash transactions (see Note 6)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2006
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
          The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
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
          As of March 31, 2006, the Company has experienced total net losses since inception of approximately $121,100,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash, cash equivalents, and marketable securities available at March 31, 2006 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents, and marketable securities available at March 31, 2006 and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through July 2006. The Company will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. The Company is currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that the Company will be successful in the collaboration, merger, acquisition and other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with the common stock financing completed by the Company in March 2005, the Company agreed with the purchasers in such financing (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50. If the Company is unable to raise additional capital it may need to reduce, cease or delay one or more of its research or development programs and adjust its current business plan.
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
          Stock options and warrants to purchase approximately 4.2 million and 3.2 million shares of common stock were outstanding at March 31, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2006 could potentially dilute earnings per share in the future.

3. Comprehensive Loss
     The Company had total comprehensive loss of $3,960,283 and $2,339,299 for the three months ended March 31, 2006 and 2005, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
          Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period or expected performance period. The Company recognizes stock-based compensation expense using the straight-line attribution method unless the award includes a performance condition. The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as required under SFAS 123R. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements. All stock-based awards to non-employees are accounted for in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”
     The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2006, the 1998 Omnibus Plan (the “1998 Plan”) provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At March 31, 2006, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 1,900,000 shares of the Company’s common stock. The 2005 Plan contains a provision which allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors.
     The Company also has outstanding stock options in two other stock option plans, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. Both of these plans have expired and no future issuance of awards is permissible.
     The Company’s Board of Directors determines the term, vesting provisions, price, and number of shares for each award that is granted. The term of each option cannot exceed ten years. The Company has outstanding options with performance conditions which, if met, would accelerate vesting upon achievement of the applicable milestones.
          Stock-based employee compensation expense was $538,421 ($0.03 impact on basic and diluted net loss attributable to common stockholders per share) for the three month period ended March 31, 2006 of which $181,950 was included in research and development expenses and $356,471 was included in general and administrative expenses.
          The Company had previously adopted the provisions of SFAS 123 through disclosure only. The following table illustrates the effect on net loss and loss per share for the three month period ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards:

Net loss, as reported	$(2,344,208)
Add: Stock-based employee compensation expense recognized	86,404
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(861,300)

Pro forma net loss	$(3,119,104)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	(715,515)

Pro forma net loss attributable to common stockholders	$(3,834,619)

Basic and diluted loss attributable to common stockholders per common share:
As reported	$(0.37)
Pro forma	$(0.46)

          The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three months ended March 31, 2006 and 2005 was calculated using the following estimated weighted-average assumptions:

	2006	2005
Expected term	6 years	3 years
Risk-free interest rate	4.3%	3.4% — 3.9%
Stock volatility	90%	100%
Dividend yield	0%	0%
          Expected term — The Company determined the weighted-average expected term assumption based on the simplified method as described by Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. The Company determined the weighted-average expected term assumption for performance-based option grants based on historical data on exercise behavior.
          Risk-free interest rate — The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected term.
          Expected volatility — The Company’s expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources.
          Expected dividend yield — The Company has never declared or paid any cash dividends on its common stock and does not expect to do so in the foreseeable future. Accordingly, the Company uses an expected dividend yield of zero to calculate the grant-date fair value of a stock option.
          As of March 31, 2006, there remained approximately $2,809,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.40 years.
          A summary of the Company’s outstanding stock options for the three months ended March 31, 2006 is presented below.

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	2,590,152	$4.23
Granted	949,000	2.50
Exercised	—	—
Forfeited and expired	(16,167)	6.34

Outstanding at end of period	3,522,985	$3.75

Options exercisable at end of period	1,559,239	$5.13

     The weighted-average fair value of options granted was $1.91 and $1.50 during the three months ended March 31, 2006 and 2005, respectively.

The following table summarizes information about stock options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 — $2.00	101,500	9.3 years	$1.96	20,806	8.8 years	$1.92
$2.01 — $3.00	2,057,522	8.7 years	2.38	623,741	7.1 years	2.31
$3.10 — $4.65	901,879	8.8 years	3.58	457,608	8.7 years	3.59
$4.99 — $6.96	194,094	2.3 years	5.60	189,094	2.2 years	5.60
$8.95 — $13.06	112,669	1.8 years	10.61	112,669	1.8 years	10.61
$15.62 — $22.36	153,446	1.7 years	16.67	153,446	1.7 years	16.67
$31.49 — $46.88	1,875	0.1 years	31.50	1,875	0.1 years	31.50

	3,522,985	7.9 years	$3.75	1,559,239	6.1 years	$5.13

          The aggregate intrinsic value of outstanding options as of March 31, 2006 was $1,574,622, of which $512,249 related to exercisable options. No options were exercised during the period. The intrinsic value of options vested during the period was $72,818.
5. Relocation and Sublease
          In September 2005, the Company relocated its headquarters to office space located in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located on the fourth and fifth floors of a building in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the Small Army Sublease and Dell Sublease (each as defined below), each of which runs through the term of the Lease Agreement. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600, subject to periodic reduction pursuant to a predetermined formula.
          In September 2005, the Company entered into a Sublease Agreement (the “Small Army Sublease”) with Small Army, Inc., as subtenant (“Small Army”), to sublease approximately 3,300 rentable square feet on the fourth floor of the Premises. The initial term of the Small Army Sublease is eighty months beginning on October 1, 2005. Pursuant to the terms of the Small Army Sublease, Small Army has agreed to pay: (i) $8,800 in base rent per month from March 1, 2006 through May 30, 2009; and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Small Army has agreed to pay the Company a proportionate share of the Company’s additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.
          In September 2005, the Company entered a Sublease Agreement (the “Dell Sublease”) with Dell Mitchell Architects, Inc., as subtenant (“Dell”), to sublease approximately 3,300 rentable square feet on the fifth floor of the Premises. The initial term of the Dell Sublease is eighty-one months beginning on September 1, 2005. Pursuant to the terms of the Dell Sublease, Dell has agreed to pay: (i) $8,800 in base rent per month from March 16, 2006 through May 30, 2009; and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Dell has agreed to pay the Company a proportionate share of the Company’s additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.
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
          During the three months ended March 31, 2006, the Company recorded approximately $48,000 of cash payments net of sublease receipts. During the three months ended March 31, 2006, the Company recorded approximately $12,000 of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying condensed consolidated statements of operations.
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
     Preferred Stock
          In February 2005, the Company entered into agreements with the holders (the “Holders”) of 557.3 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share of Series E Stock held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders during the three months ended March 31, 2005 in connection with this repricing. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right expired. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.
     Warrant Exercises
          In February 2005, in consideration of the immediate exercise of warrants in cash, the Company agreed to lower the exercise price of a warrant to purchase 100,000 shares (the “ISVP Warrant”) of the Company’s common stock held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) from $5.00 to $2.25 per share and to lower the exercise price of warrants to purchase 200,000 (the “Gipson Warrant”) and 164,025 (the “Monoyios Warrant”) shares of the Company’s common stock held by Robert L. Gipson (“Gipson”) and Nikolaos D. Monoyios, respectively, from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant, the Gipson Warrant and the Monoyios Warrant. The Company recorded a charge of approximately $44,000 to interest expense during the three months ended March 31, 2005 in connection with the changes to the warrants.
     Private Placement
          In March 2005, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $5,000,000 in gross proceeds. The investors in the private placement included Gipson, Thomas O. Boucher, Jr. and other affiliates of Ingalls & Snyder, LLC. In connection with the private placement completed by the Company in March 2005, the Company agreed with the March 2005 Investors that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. In connection with the private placement, the Company also agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of such investors.
     Cancellation and Regrant of Stock Options
          On March 11, 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of SFAS 123R (see Note 4), the Company recorded a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced. The Company recorded a charge of approximately $86,000 for the three months ended March 31, 2005. Effective January 1, 2006, the Company adopted SFAS 123R, accordingly the Company will expense the fair value of the unvested employee stock options over the employee service period.
     Rights Agreement
          On March 14, 2005, the Company and Continental Stock Transfer & Trust Company amended the Rights Agreement dated as of September 11, 2001, to amend the definition of Exempt Person to include all purchasers of shares of the Company’s common stock in connection with the Company’s private placement completed in March 2005.
7. Severance and Settlement Agreement and Release
          On June 10, 2004, the Company entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitled Dr. Lanser to receive continued base salary and benefits for a period of nine months from June 11, 2005 and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provides that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its preclinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested. The Company recorded a charge of approximately $44,000 and $0 during the three months ended March 31, 2006 and 2005, respectively related to this modification of Dr. Lanser’s options.
8. Commitments and Contingencies
          The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
     License Agreements
          In May 2006, the Company entered into two license agreements (“Axon Regeneration Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The Axon Regeneration Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, the Company entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding for three years.
          Since inception, the Company has paid Harvard University and its affiliated hospitals (“Harvard and its Affiliates”) under the terms of its current license agreements (the “Harvard License Agreements”) approximately $650,000 in initial licensing fees and milestone payments. The Harvard License Agreements obligate the Company to pay up to an aggregate of approximately $2,570,000 in milestone payments in the future. These future milestone payments are generally payable only upon achievement of certain regulatory milestones.
          The Company’s license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.

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
9. FluoroPharma, Inc. Amendment
          In June 2005, Dr. Lanser left the Company to become President and CEO of FluoroPharma, Inc. (“FluoroPharma”) an early stage company developing Position Emission Tomography (“PET”) imaging agents for the diagnosis of cardiac ischemia. In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma relating to FluoroPharma’s PET imaging agents in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. The Company accounts for this investment under the cost method. In February 2006, the Company agreed to convert its 25,000 shares of Series A Preferred Stock into 25,000 shares of common stock of FluoroPharma. In addition, the Company received a warrant to purchase 5,000 shares of FluorPharma’s common stock.

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
     At March 31, 2006, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of March 31, 2006, we have experienced total net losses since inception of approximately $121,100,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at March 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2006 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through July 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On May 8, 2006, the closing price of our common stock was $3.00. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
     Our ability to continue development of our programs, including our Phase III program of ALTROPANE® molecular imaging agent as a diagnostic for Parkinsonian Syndromes, or PS, the Phase II program of ALTROPANE molecular imaging agent as a diagnostic for ADHD and our preclinical programs including those in axon regeneration, PD therapeutics and ocular therapeutics may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we may not have sufficient funds to complete our Phase III clinical trials of ALTROPANE as a diagnostic for PS or the Phase II program of ALTROPANE as a diagnostic for ADHD.
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
     The consideration paid in connection with an acquisition could affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any acquisition. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted and earnings per share may decrease. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.
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
     After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were identified in the trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the POET-1 trial to date, statistical modeling indicated that POET-1 may have already enrolled enough subjects in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 subjects in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the data from subjects enrolled in the POET-1 trial indicates that the error rate of general practitioners who participated in POET-1 is much higher. As such, the statistical modeling indicates that if the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance may be achieved after enrolling slightly over half the originally planned number of subjects. We expect to receive and evaluate results of the data analysis during the third quarter of 2006. After review of the results, we will determine the future clinical development plan for the ALTROPANE program, including, but not limited to POET-2. There can be no assurance that POET-1 has achieved statistical significance.
     We believe that engaging a partner for our molecular imaging program and in particular for the launch and commercialization of ALTROPANE is likely to be the most effective means to maximize the value of the ALTROPANE product. If we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that supports the continued development, we anticipate that we will partner the molecular imaging program during 2007.
     We are in the ongoing process of assembling the necessary safety and clinical databases required as part of a New Drug Application, or NDA, submission. We may need to complete further clinical studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Preparation and submission of an NDA is a time consuming and costly process, requires significant resources to complete and submit to the FDA. In addition, the FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies.
     We are currently analyzing the imaging results and the clinical data obtained from patients enrolled to-date in our Phase IIb clinical trial using ALTROPANE molecular imaging agent for the diagnosis of ADHD to ensure that the trial design and quantitation algorithms are appropriate for this patient population. We are also collaborating with outside experts to validate and refine the algorithm used to interpret the scans to ensure consistent and reproducible results. There can be no assurance that we will successfully complete our Phase IIb trial.
     We are developing a technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program is in preclinical development and provided that we are able to devote sufficient resources to continue and complete development activities and that the program results in data that support the continued development required to file an IND, we anticipate that we will submit an IND for our technetium-based molecular imaging program during the fourth quarter of 2007.
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
     In addition to our INOSINE IND, we are exploring the possibility of undertaking clinical studies under a Physician’s Sponsored IND or the FDA’s new exploratory IND program. We believe that we will initiate a clinical trial during the fourth quarter of 2006. There can be no assurance that resources will be available to continue and complete the development activities being conducted, that the program will result in data that supports the continued development, or that we will be able to initiate a clinical trial during the fourth quarter of 2006.
     In May 2006, we entered into two license agreements, or the Axon Regeneration Licenses, with Children’s Medical Center Corporation (also known as Children’s Hospital Boston), or CMCC, to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. Additionally, we entered into two three-year sponsored research agreements with CMCC, or the Sponsored Research Agreements, to support approaches to activate pro-regenerative pathways that stimulate axon regeneration led by Dr. Larry Benowitz and for approaches to deactivate anti-regenerative pathways that inhibit axon regeneration led by Dr. Zhigang He. We believe that these agreements extend our existing capabilities in axon regeneration by potentially providing multiple avenues for intervention in functional CNS recovery. The Axon Regeneration Licenses encompass over 70 issued and pending patents in the axon regeneration field. Licensing the rights to the technologies of two distinct approaches to axon regeneration is part of our strategy to build the broadest platform of technology and intellectual property for the development of axon regeneration therapeutics. The simultaneous implementation of these sponsored research programs may open avenues for exploring combination therapies for intractable CNS disorders. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.
Parkinson’s Disease Therapeutic Program
     We are developing a DAT blocker for the treatment of PD. We have identified several promising lead compounds. Our DAT blocker program is in preclinical development and provided that we are able to devote sufficient resources to continue and complete development activities and that the program results in data that support the continued development required to file an IND, we anticipate that we will submit an IND for our PD therapeutic program during the first half of 2008.
Ocular Therapeutic Program
     Our ocular therapeutic program is designed to leverage our intellectual property estate to derive value from alternative uses of our compounds already in development. The overall objective with the program is to develop a sufficiently broad and deep set of in vitro and animal data to demonstrate to potential development and commercialization partners the potential utility of our compounds as therapeutics for important eye diseases and regeneration of damaged optic nerve axons.

     In addition to the work underway in anti-angiogenesis, we are developing Oncomodulin, or MDP-14, which is being tested to determine its potential utility to enhance axon regeneration after acute injury to the optic nerve and possibly glaucoma.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $15,615,000 on a cumulative basis.

	1st Quarter
Program	2006	Year to Date	Cumulative
Molecular Imaging	$1,064,000	$1,064,000	$20,323,000
Axon Regeneration	$213,000	$213,000	$9,452,000
Parkinson’s Disease Therapeutic	$21,000	$21,000	$780,000
Anti-angiogenesis/Ocular Therapeutic	$38,000	$38,000	$13,747,000
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
Critical Accounting Policies and Estimates
     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities, research contracts, the fair value and classification of equity instruments, our lease accrual and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
     We estimate the fair value of stock-based awards using the Black-Scholes valuation model on the grant date. Key input assumptions used to estimate the fair value of stock-based awards include the following:
          Expected term — We determined the weighted-average expected term assumption based on the simplified method as described by Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. We determined the weighted-average expected term assumption for performance based option grants based on historical data on exercise behavior.
          Risk-free interest rate — The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected term.
          Expected volatility — Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources.
          Expected dividend yield — We have never declared or paid any cash dividends on our common stock and we do not expect to do so in the foreseeable future. Accordingly, we used an expected dividend yield of zero to calculate the grant-date fair value of a stock option.
          As of March 31, 2006, there remained approximately $2,809,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.40 years.
Results of Operations
     Three Months Ended March 31, 2006 and 2005
          Our net loss was $3,964,442 during the three months ended March 31, 2006 as compared with $2,344,208 during the three months ended March 31, 2005. Our net loss attributable to common stockholders was $3,964,442 during the three months ended March 31, 2006 as compared with $3,059,723 during the three months ended March 31, 2005. Net loss attributable to common stockholders totaled $0.24 per share for the 2006 period as compared to $0.37 per share for the 2005 period. The increase in net loss in the 2006 period was primarily due to higher operating expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2006 period was primarily due to an increase in weighted average shares outstanding of approximately 8,240,000 shares, which was primarily the result of the private placements of common stock completed in March and September 2005.
          Research and development expenses were $2,220,168 during the three months ended March 31, 2006 as compared with $1,290,462 during the three months ended March 31, 2005. The increase in the 2006 period was primarily attributable to higher costs associated with our molecular imaging program of approximately $645,000 primarily associated with clinical trial costs for POET-1 and assembly and preparation of our safety and clinical databases for ALTROPANE and higher compensation and related costs of $279,000 primarily related to increased stock-based compensation expense and headcount. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with higher preclinical costs for our axon regeneration, DAT blocker and molecular imaging agent programs and stock-based compensation expense. Our working capital constraints may limit our planned expenditures.
          General and administrative expenses were $1,827,385 during the three months ended March 31, 2006 as compared with $1,012,936 during the three months ended March 31, 2005. The increase in the 2006 period was primarily related to higher compensation and related costs of approximately $653,000 primarily related to increased stock-based compensation expense and headcount. The increase was partially offset by approximately $130,000 associated with a special meeting of stockholders held in February 2005. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our ALTROPANE molecular imaging agent program, stock-based compensation expense and costs associated with compliance with the Sarbanes-Oxley Act of 2002. This increase is anticipated to be offset by a reduction in severance and lease costs associated with our former headquarters.
          Interest expense was $0 during the three months ended March 31, 2006 as compared with $43,900 during the three months ended March 31, 2005. The decrease in the 2006 period was attributable to non-cash interest expense incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by Ingalls & Snyder Value Partners, L.P. in return for its immediate exercise in cash.
          Investment income was $83,111 during the three months ended March 31, 2006 as compared with $5,322 during the three months ended March 31, 2005. The increase in the 2006 period was primarily due to higher average cash, cash equivalent, and marketable securities balances during the 2006 period.
          Accrual of preferred stock dividends was $0 during the three months ended March 31, 2006 as compared with $715,515 during the three months ended March 31, 2005. In December 2003, we issued 800 shares of Series E Cumulative Convertible Preferred Stock, or Series E Stock, with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the holders of Series E Stock, or the Holders, whereby the Holders agreed to convert their Series E Stock into common stock. We agreed to pay a dividend of $564.44 for each share of Series E Stock held by the Holders that was converted and to lower the exercise price of the warrants held by the holders of Series E Stock from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during the three months ended March 31, 2005 related to the accrual of preferred stock dividends.
Liquidity and Capital Resources
          Net cash used for operating activities totaled $4,191,746 during the three months ended March 31, 2006 as compared with $2,373,221 during the three months ended March 31, 2005. The increase in the 2006 period is primarily related to higher operating expenses in the 2006 period. Net cash provided by investing activities totaled $3,681,931 during the three months ended March 31, 2006 as compared with $291,928 during the three months ended March 31, 2005. The increase in the 2006 period primarily reflects the proceeds from the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $1,458 during the three months ended March 31, 2006 as compared with $5,692,817 during the three months ended March 31, 2005. The difference in financing activities principally reflects the effect of the March 2005 private placement described below.
          As of March 31, 2006, we had incurred total net losses since inception of approximately $121,100,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended March 31, 2006, is as follows:

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
          At March 31, 2006, we had available cash, cash equivalents, and marketable securities of approximately $5,160,000 and working capital of approximately $4,160,000. The cash, cash equivalents, and marketable securities available at March 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2006 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through July 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering in order to continue as a going concern. We are currently engaged in collaboration and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration or other related fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. On May 8, 2006, the closing price of our common stock was $3.00. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
Contractual Obligations and Commitments
          Our major outstanding contractual obligations relate to operating lease obligations and research and development commitments with third parties. Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2005 have not materially changed since we filed that report.
          In May 2006, we entered into the Axon Regeneration Licenses with CMCC to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The Axon Regeneration Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into the Sponsored Research Agreements with CMCC which provide for a total of $550,000 in annual funding for three years. The Axon Regeneration licenses provide for royalty payments equal to specified percentages of product sales, annual maintenance fees and continuing patent prosecution costs.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
          There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2005, as amended. We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.
Item 4 — Controls and Procedures
          Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
          No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A — Risk Factors
     Statements contained or incorporated by reference in this quarterly report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding our product candidates, including the success and timing of our preclinical, clinical and development programs, the submission of regulatory filings and proposed partnering arrangements, results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.
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
     The following discussion includes two revised risk factors (“IF ANY COLLABORATOR TERMINATES OR FAILS TO PERFORM ITS OR THEIR OBLIGATIONS UNDER AGREEMENTS WITH US, THE DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES COULD BE DELAYED OR TERMINATED” and “IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH OUR KEY COLLABORATORS, INCLUDING HARVARD AND ITS AFFILIATES AND CHILDREN’S MEDICAL CENTER CORPORATION, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM, AND MOST OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES WERE PERFORMED BY, SUCH COLLABORATORS. WE EXPECT THAT A SUBSTANTIAL PORTION OF OUR FUTURE DEVELOPMENT EFFORTS WILL BE BASED UPON TECHNOLOGIES DEVELOPED BY AND RESEARCH AND DEVELOPMENT PERFORMED BY THESE COLLABORATORS”) and a new risk factor (“CHANGES IN ESTIMATES UNDER FINANCIAL ACCOUNTING STANDARDS RELATED TO SHARE-BASED PAYMENTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR REPORTED RESULTS OF OPERATIONS.”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K, as amended. In addition, we have deleted the risk factor entitled “CHANGES IN STOCK OPTION ACCOUNTING RULES MAY HAVE A SIGNIFICANT ADVERSE AFFECT ON OUR OPERATING RESULTS.”
Risks Related to our Financial Results and Need for Additional Financing
WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES.
     Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. As of March 31, 2006, we had incurred cumulative net losses of approximately $121,100,000 since inception. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.
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
     For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at March 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at March 31, 2006 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through July 2006. We will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering to continue as a going concern. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On May 8, 2006, the closing price of our common stock was $3.00. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies or grant licenses on terms that are not favorable to us. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity and or debt financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.
     Our ability to continue development of our programs, including our Phase III program of ALTROPANE molecular imaging agent as a diagnostic for PS, our Phase II program of ALTROPANE molecular imaging agent as a diagnostic for ADHD, and our preclinical programs including those in axon regeneration, PD therapeutics and ocular therapeutics may be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we may not have sufficient funds to complete our Phase III clinical trials of ALTROPANE molecular imaging agent as a diagnostic for PS or the Phase II program of ALTROPANE molecular imaging agent as a diagnostic for ADHD.
CHANGES IN ESTIMATES UNDER FINANCIAL ACCOUNTING STANDARDS RELATED TO SHARE-BASED PAYMENTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR REPORTED RESULTS OF OPERATIONS.
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, or SFAS 123R. SFAS 123R is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates, expected option lives and the probability of achieving certain milestones for performance-based stock-based awards, to build a model for appropriately valuing share-based compensation. The estimation of stock awards that will ultimately vest and the probability of achieving certain milestones for performance-based stock-based awards requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results in accordance with accounting principles generally accepted in the Unites States that are consistent with previously provided financial guidance concerning our expected results of operations.
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
     After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were found in this trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the POET-1 trial to date, statistical modeling indicated that POET-1 may have already enrolled enough subjects in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 subjects in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the data from subjects enrolled in the POET-1 trial indicates that the error rate of general practitioners who participated in POET-1 is much higher. As such, the statistical modeling indicates that if the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance may be achieved after enrolling slightly over half the originally planned number of subjects. We may need to complete further clinical studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that these Phase III clinical trials will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.

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
     The FDA regulates drugs in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices and current Good Manufacturing Practices, or cGMP. Our compliance with these standards is subject to initial certification by independent inspectors and continuing audits thereafter. Obtaining FDA approval to sell our product candidates is time-consuming and expensive. The FDA usually takes at least 12 to 18 months to review an NDA which must be submitted before the FDA will consider granting approval to sell a product. If the FDA requests additional information, it may take even longer for the FDA to make a decision especially if the additional information that they request requires us to complete additional studies. We may encounter similar delays in foreign countries. After reviewing any NDA we submit, the FDA or its foreign equivalents may decide not to approve our products. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidates.
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
     Our patent strategy is to obtain broad patent protection, in the United States and in major developed countries, for our technologies and their related medical indications. Risks associated with protecting our patent and proprietary rights include the following:
•	Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office, or USPTO, requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interference or litigation proceeding;

•	Our patents may infringe the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and propriety know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.
WE IN-LICENSE A SIGNIFICANT PORTION OF OUR INTELLECTUAL PROPERTY AND IF WE FAIL TO COMPLY WITH OUR OBLIGATIONS UNDER ANY OF THE RELATED AGREEMENTS, WE COULD LOSE LICENSE RIGHTS THAT ARE NECESSARY TO DEVELOP OUR PRODUCT CANDIDATES.

     We are a party to and rely on a number of in-license agreements with third parties that give us rights to intellectual property that is necessary for our business. In addition, we expect to enter into additional licenses in the future. Our current in-license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.
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
     Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:
•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neuroscience, Department of Surgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., former Senior Scientific Advisor, Schwarz Pharma AG.

•	Alan J. Fischman, M.D., Ph.D., Director, Department of Nuclear Medicine, Massachusetts General Hospital; Professor of Radiology, Harvard Medical School.

•	Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Director, Boston Life Sciences, Inc., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.
     Dr. Benowitz and Dr. Bianchine provide scientific consultative services resulting in total payments of approximately $52,000 per year. Dr. Benowitz provides scientific consultative services primarily related to our axon regeneration program. Dr. Bianchine provides scientific consultative services primarily related to our axon regeneration and DAT blocker programs.
     We do not have a formal agreement with Dr. Meltzer individually but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president. Our significant collaborations include:
•	Beacon Bioscience in Doylestown, Pennsylvania which performs services for us including ALTROPANE SPECT evaluations and image management;

•	Chemic Laboratories in Canton, Massachusetts which provides ALTROPANE chemical intermediate material, INOSINE drug substance, and performs certain analytic services for our preclinical programs;

•	Children’s Hospital Boston in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	INC Research in Raleigh, North Carolina which performs services for us including clinical and medical monitoring, statistical analysis and data management services;

•	Massachusetts General Hospital, Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the SPECT ALTROPANE molecular imaging agent;

•	Medifacts International in Rockville, Maryland which is our ECG core laboratory and provides cardiac safety services; and

•	Organix in Woburn, Massachusetts which provides non-radioactive ALTROPANE for FDA mandated studies and synthesizes our compounds for the treatment of PD and for axon regeneration.
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
IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH OUR KEY COLLABORATORS, INCLUDING HARVARD AND ITS AFFILIATES AND CHILDREN’S MEDICAL CENTER CORPORATION, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM, AND MOST OF OUR RESEARCH AND DEVELOPMENT ACTIVITIES WERE PERFORMED BY, SUCH COLLABORATORS. WE EXPECT THAT A SUBSTANTIAL PORTION OF OUR FUTURE DEVELOPMENT EFFORTS WILL BE BASED UPON TECHNOLOGIES DEVELOPED BY AND RESEARCH AND DEVELOPMENT PERFORMED BY THESE COLLABORATORS.
     Historically, we have been, and expect to continue to be, heavily dependent on our relationships with our key collaborators, including Harvard and its Affiliates and CMCC. To date, substantially all of our technologies were licensed from, and most of our research and development activities were performed by, our key collaborators, including Harvard and its Affiliates and CMCC. We expect that a substantial portion of our future development efforts will be based upon technologies developed by and research and development performed by these collaborators.
     Under the terms of our license agreements with Harvard and its Affiliates and CMCC, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective agreement. Among other things, the technologies licensed under these agreements include:
•	ALTROPANE molecular imaging agent compositions and methods of use;

•	Technetium-based molecular imaging agent compositions and methods of use;

•	Axon regeneration methods of use; and

•	DAT blocker compositions and methods of use.
     Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the technetium-based molecular imaging agents expire beginning in 2020. The patents within our axon regeneration program expire beginning in 2017. The applications for patents relating to our DAT blocker program are currently pending.
     We are required to make certain payments under our license agreements with our collaborators which generally include:

•	An initial licensing fee payment upon the execution of the agreement and annual license maintenance fee;

•	Reimbursement payments for all patent related costs incurred by the licensor, including fees associated with the filing of continuation-in-part patent applications;

•	Milestone payments as licensed technology progresses through each stage of development (filing of IND, completion of one or more clinical stages and submission and approval of an NDA); and

•	Royalty payments on the sales of any products based on the licensed technology.
          In May 2006, we entered into the Axon Regeneration Licenses with CMCC to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The Axon Regeneration Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding for three years.
          Since inception, we have paid Harvard and its Affiliates under the terms of the Harvard License Agreements, approximately $650,000 in initial licensing fees and milestone payments. The Harvard License Agreements obligate us to pay up to an aggregate of approximately $2,570,000 in milestone payments in the future. These future milestone payments are generally payable only upon achievement of certain regulatory milestones.
     The Company’s license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.
     We have entered into sponsored research agreements with certain key collaborators, including Harvard and its Affiliates and CMCC. Under these agreements, we provide funding so that the sponsoring scientists can continue their research efforts. These payments are generally made in equal quarterly installments over the term of the agreements which are usually for one to three years.
     Universities and other not-for-profit research institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. The loss of our relationship with one or more of our key collaborators could adversely affect our ongoing development programs and could make it more costly and difficult for us to obtain the licensing rights to new scientific discoveries.
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
     In particular, the Medicare Prescription Drug Improvement and Modernization Act of 2003 established a new Medicare prescription drug benefit. The prescription drug program and future amendments or regulatory interpretations of the legislation could affect the prices we are able to charge for any products we develop and sell for use by Medicare beneficiaries and could also cause third-party payors other than the federal government, including the states under the Medicaid program, to discontinue coverage for any products we develop or to lower reimbursement amounts that they pay. The legislation changed the methodology used to calculate reimbursement for drugs that are administered in physicians’ offices in a manner intended to reduce the amount that is subject to reimbursement. In addition, the Medicare prescription drug benefit program that took effect in January 2006 directed the Secretary of Health and Human Services to contract with procurement organizations to purchase physician- administered drugs from manufacturers and provided physicians with the option to obtain drugs through these organizations as an alternative to purchasing from manufacturers, which some physicians may find advantageous. Because we have not received marketing approval or established a price for any product, it is difficult to predict how this new legislation will affect us, but the legislation generally is expected to constrain or reduce reimbursement for certain types of drugs.
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
     We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our product candidates and currently have no plans to obtain additional facilities. To date, we have obtained the limited quantities of drug product required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of our product candidates in anti-angiogenesis and Oncomodulin, which we presently plan to produce in our facility in Baltimore, Maryland.
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
     With respect to our most advanced product candidate, ALTROPANE molecular imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2006, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE molecular imaging agent. We also paid MDS Nordion approximately $900,000 to establish a cGMP certified manufacturing process for the production of ALTROPANE. Finally, we agreed to minimum monthly purchases of ALTROPANE through December 31, 2006. We hope to sign an extension with MDS Nordion before December 31, 2006 but there can be no assurance that we will be able to or that the terms will be acceptable. The agreement provides for MDS Nordion to manufacture the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a cGMP manufacturing process for ALTROPANE.
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
     Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer, Mark Pykett, our President and Chief Operating Officer and Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer to be key to our efforts to develop and commercialize our product candidates. The loss of the service of any of these key executives may significantly delay or prevent the achievement of product development and other business objectives. We have entered into employment and non-compete agreements with Messrs. Savas, Pykett and Rice. We do not presently carry key person life insurance on any of our scientific or management personnel.
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

Item 6 — Exhibits

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

BOSTON LIFE SCIENCES, INC (Registrant)

DATE: May 15, 2006	/s/ Peter G. Savas

Peter G. Savas
Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2006	/s/ Kenneth L. Rice, Jr.

Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration
And Chief Financial Officer
(Principal Financial and Accounting Officer)