Form 10-Q
period 2006-06-30
BOSTON LIFE SCIENCES INC /DE
filed 2006-08-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 7, 2006 there were 16,513,394 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005, and for the period from inception (October 16, 1992) to June 30, 2006	4

Condensed Consolidated Statements of Cash Flows for the three and six months ended June 30, 2006 and 2005, and for the period from inception (October 16, 1992) to June 30, 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	22

Part II Other Information

Item 1A. Risk Factors	24

Item 5. Other Information	42

Item 6. Exhibits	42

SIGNATURES
EX-10.1 Exclusive License Agreement (Benowitz)
EX-10.2 Exclusive License Agreement (He)
Ex-10.3 Promissory Note (unsecured) in favor of Robert Gipson dated August 8, 2006
EX-31.1 Section 302 Certification of C.E.O.
EX-31.2 Section 302 Certification of C.F.O.
EX-32.1 Section 906 Certification of C.E.O.
EX-32.2 Section 906 Certification of C.F.O.
     The following is a trademark of ours that is mentioned in this Quarterly Report on Form 10-Q: ALTROPANE®. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Boston Life Sciences, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,636,590	$578,505
Marketable securities	578,615	8,750,832
Other current assets	578,213	486,599

Total current assets	2,793,418	9,815,936
Fixed assets, net	195,527	275,802
Other assets	383,844	423,750

Total assets	$3,372,789	$10,515,488

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,981,533	$2,288,890
Accrued lease (Note 5)	28,926	60,966

Total current liabilities	2,010,459	2,349,856
Accrued lease, excluding current portion (Note 5)	253,695	274,326

Total liabilities	2,264,154	2,624,182

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 16,507,994 and 16,478,084 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	165,080	164,781
Additional paid-in capital	125,981,956	124,887,204
Accumulated other comprehensive loss	(991)	(12,393)
Deficit accumulated during development stage	(125,037,410)	(117,148,286)

Total stockholders’ equity	1,108,635	7,891,306

Total liabilities and stockholders’ equity	$3,372,789	$10,515,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,		From Inception
					(October 16,
					1992) to
	2006	2005	2006	2005	June 30, 2006
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	2,094,175	1,442,286	4,314,343	2,732,748	76,229,204
General and administrative	1,873,581	987,729	3,700,966	2,000,665	39,040,734
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	3,967,756	2,430,015	8,015,309	4,733,413	127,416,482

Loss from operations	(3,967,756)	(2,430,015)	(8,015,309)	(4,733,413)	(126,516,482)
Other expenses	—	—	—	(2,232)	(1,582,878)
Interest expense	—	(2,065)	—	(45,965)	(4,302,417)
Investment income	43,074	34,283	126,185	39,605	7,364,367

Net loss	(3,924,682)	(2,397,797)	(7,889,124)	(4,742,005)	(125,037,410)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	(715,515)	(1,229,589)

Net loss attributable to common stockholders	(3,924,682)	(2,397,797)	(7,889,124)	(5,457,520)	$(134,329,711)

Basic and diluted net loss attributable to common stockholders per share	$(0.24)	$(0.23)	$(0.48)	$(0.58)

Weighted average common shares outstanding	16,507,631	10,411,967	16,504,732	9,337,030

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended		From Inception
	June 30,		(October 16,
			1992) to
			June 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(7,889,124)	$(4,742,005)	$(125,037,410)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	—	43,900	1,648,675
Non-cash charges related to options, warrants and common stock	1,091,928	19,792	5,372,504
Amortization and depreciation	99,120	101,051	2,500,569
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(91,614)	(135,974)	280,750
(Decrease) increase in accounts payable and accrued expenses	(307,357)	63,928	1,208,868
(Decrease) increase in accrued lease	(52,671)	—	282,621

Net cash used for operating activities	(7,149,718)	(4,649,308)	(97,746,379)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(18,845)	(13,079)	(1,450,621)
Decrease (increase) in other assets	39,906	(20,434)	(737,479)
Purchases of marketable securities	(1,570,293)	(3,475,155)	(128,143,677)
Sales and maturities of marketable securities	9,753,912	3,521,965	127,564,071

Net cash provided by (used for) investing activities	8,204,680	13,297	(1,009,669)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,123	6,050,171	63,579,691
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	—	—	6,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	(314,987)	(516,747)
Payments of financing costs	—	(40,752)	(5,529,945)

Net cash provided by financing activities	3,123	5,694,432	100,392,638

Net increase in cash and cash equivalents	1,058,085	1,058,421	1,636,590
Cash and cash equivalents, beginning of period	578,505	152,971	—

Cash and cash equivalents, end of period	$1,636,590	$1,211,392	$1,636,590

Supplemental cash flow disclosures:
Non-cash transactions (see Note 6)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2006
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
     As of June 30, 2006, the Company has experienced total net losses since inception of approximately $125,000,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash, cash equivalents, and marketable securities available at June 30, 2006 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents, and marketable securities available at June 30, 2006, combined with the $3,000,000 available to the Company under an unsecured promissory note issued by the Company on August 8, 2006 to Robert L. Gipson (“Gipson”), a significant stockholder and former director of the Company (Note 10), and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through October 2006. In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. The Company is currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that the Company will be successful in such collaboration, merger, acquisition and other fundraising efforts or that additional funds will be available on acceptable terms, if at all. If the Company is unable to raise additional capital, it may need to reduce, cease or delay one or more of its research or development programs and adjust its current business plan and may not be able to continue as a going concern.
     In connection with the common stock financing completed by the Company in March 2005, the Company agreed with the purchasers in such financing, including Gipson (the “March 2005 Investors”), that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50.
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
     Stock options and warrants to purchase approximately 4.0 million and 3.1 million shares of common stock were outstanding at June 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2006 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had total comprehensive loss of $3,917,439 and $2,396,060 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, total comprehensive loss was $7,877,722 and $4,735,359, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
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
     The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2006, the 1998 Omnibus Plan (the “1998 Plan”) provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At June 30, 2006, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 1,900,000 shares of the Company’s common stock. The 2005 Plan contains a provision which allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors.
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
     Stock-based employee compensation expense consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2006
Research and development	$163,309	$345,260
General and administrative	303,910	660,380

	$467,219	$1,005,640

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.03)	$(0.06)

     The Company had previously adopted the provisions of SFAS 123 through disclosure only. The following table illustrates the effect on net loss and loss per share for the three and six month periods ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards:

	Three Months Ended	Six Months Ended
	June 30, 2005
Net loss, as reported	$(2,397,797)	$(4,742,005)
Add: Stock-based employee compensation benefit recognized	(86,404)	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(52,930)	(914,230)

Pro forma net loss	$(2,537,131)	$(5,656,235)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	(715,515)

Pro forma net loss attributable to common stockholders	$(2,537,131)	$(6,371,750)

Basic and diluted loss attributable to common stockholders per common share:
As reported	$(0.23)	$(0.58)
Pro forma	$(0.24)	$(0.68)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and six months ended June 30, 2006 and 2005 was calculated using the following estimated weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Expected term	—	3 years	6 years	3 years
Risk-free interest rate	—	3.6% — 3.7%	4.3%	3.4% — 3.9%
Stock volatility	—	100%	90%	100%
Dividend yield	—	0%	0%	0%
     There were no stock options granted during the three months ended June 30, 2006.
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
     As of June 30, 2006, there remained approximately $2,342,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.44 years.

     A summary of the Company’s outstanding stock options for the six months ended June 30, 2006 and 2005 is presented below.

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,590,152	$4.23	1,484,521	$5.89
Granted	949,000	2.50	1,124,494	2.51
Exercised	(750)	2.22	—	—
Forfeited and expired	(168,698)	10.09	(500,263)	2.43

Outstanding at end of period	3,369,704	$3.45	2,108,752	$4.86

Options exercisable at end of period	1,566,789	$4.37	1,089,676	$6.75

     The weighted-average fair value of options granted was $1.91 and $1.49 during the six months ended June 30, 2006 and 2005, respectively.
     The following table summarizes information about stock options outstanding at June 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 — $2.00	100,500	9.1 years	$1.97	29,389	9.1 years	$1.96
$2.01 — $3.00	2,050,155	8.5 years	2.38	714,358	7.1 years	2.32
$3.10 — $4.65	900,363	8.5 years	3.58	504,356	8.5 years	3.59
$4.99 — $6.96	132,500	3.1 years	5.50	132,500	3.1 years	5.50
$8.95 — $13.06	80,740	2.2 years	10.63	80,740	2.2 years	10.63
$15.62 — $22.36	105,446	2.2 years	16.44	105,446	2.2 years	16.44

	3,369,704	8.0 years	$3.45	1,566,789	6.7 years	$4.37

     The aggregate intrinsic value of outstanding options as of June 30, 2006 was $1,935,352, of which $714,831 was related to exercisable options. The intrinsic value of options exercised during the six months ended June 30, 2006 was $570. The intrinsic value of options vested during the period was $186,819.
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
     During the three and six months ended June 30, 2006, the Company paid approximately $15,000 and $75,000, respectively, net of sublease receipts. During the three and six months ended June 30, 2006, the Company recorded approximately $11,000 and $22,000, respectively of expenses related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying condensed consolidated statements of operations.
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
  Preferred Stock
     In February 2005, the Company entered into agreements with the holders (the “Holders”) of 557.3 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share of Series E Stock held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders during the six months ended June 30, 2005 in connection with this repricing. The Holders were also given the right to invest new funds totaling up to 33% of the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right expired. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.
  Warrant Exercises
     In February 2005, in consideration of the immediate exercise of warrants in cash, the Company agreed to lower the exercise price of a warrant to purchase 100,000 shares (the “ISVP Warrant”) of the Company’s common stock held by Ingalls & Snyder Value Partners, L.P. (“ISVP”) from $5.00 to $2.25 per share and to lower the exercise price of warrants to purchase 200,000 (the “Gipson Warrant”) and 164,025 (the “Monoyios Warrant”) shares of the Company’s common stock held by Gipson and Nikolaos D. Monoyios, respectively, from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant, the Gipson Warrant and the Monoyios Warrant. The Company recorded a charge of approximately $44,000 to interest expense during the three months ended March 31, 2005 in connection with the changes to the warrants.
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
  Cancellation and Regrant of Stock Options
     On March 11, 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of SFAS 123R (see Note 4), the Company recorded a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced. The Company recorded a charge of approximately $86,000 during the three months ended March 31, 2005 related to the repricing. The Company reversed the previously recorded charge of approximately $86,000 during the three months ended June 30, 2005 due to the decrease in the intrinsic value of the repriced options at June 30, 2005. Effective January 1, 2006, the Company adopted SFAS 123R and accordingly will expense the fair value of the unvested employee stock options over the employee service period.
  Rights Agreement
     On March 14, 2005, the Company and Continental Stock Transfer & Trust Company amended the Rights Agreement dated as of September 11, 2001, to amend the definition of Exempt Person to include all purchasers of shares of the Company’s common stock in connection with the Company’s private placement completed in March 2005.
7. Severance and Settlement Agreement and Release
     On June 10, 2004, the Company entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitled Dr. Lanser to receive continued base salary and benefits for a period of nine months from June 11, 2005 and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provides that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its preclinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested. During the three months ended June 30, 2005, the Company recorded a charge of $14,000 related to this modification of Dr. Lanser’s options. The Company recorded charges of approximately $17,000 and $61,000 during the three and six months ended June 30, 2006, respectively related to this modification.

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
     Since inception, the Company has paid Harvard University and its affiliated hospitals (“Harvard and its Affiliates”) under the terms of its current license agreements (the “Harvard License Agreements”) approximately $650,000 in initial licensing fees and milestone payments. The Harvard License Agreements obligate the Company to pay up to an aggregate of approximately $2,570,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.
     The Company’s license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.
  Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a claim for cash and warrants to purchase shares of common stock of the Company in connection with one of the Company’s private placements. One other such matter involves a claim for cash of $250,000 in connection with one of the Company’s license agreements. Management has responded to such claims and believes that there is no legal or equitable basis for payment of the claims and that the resolution of these matters and others will not have a material adverse effect on the condensed consolidated financial statements.
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
10. Loan From Significant Stockholder
     On August 8, 2006, the Company issued to Gipson an unsecured promissory note (the “August Promissory Note”), pursuant to which the Company may, through one or more advances, borrow up to an aggregate principal amount of $3,000,000 from Gipson. From time to time prior to the Maturity Date (discussed below), Gipson shall make requested advances to the Company under the August Promissory Note so long as each advance totals at least $1,000,000.
     The outstanding principal amount borrowed under the August Promissory Note shall be due and payable upon the earliest to occur of: (i) December 31, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which Gipson declares an event of default (as defined in the August Promissory Note), the first of these three events to occur referred to as the “Maturity Date.”
     Interest shall accrue on each advance under the August Promissory Note from the date of such advance and all unpaid interest shall be due and payable on the Maturity Date. Interest on each advance shall accrue at a per annum rate equal to: (a) 9% from the date of the advance to the Maturity Date; (b) 11% from and after the Maturity Date or during the continuance of an event of default; or (c) if less than the rates applicable under both clauses (a) and (b), the maximum rate permissible by law.
     The Company has agreed to certain covenants under the August Promissory Note, including covenants agreeing not to: (A) incur or assume indebtedness; (B) make any dividends or distributions on its capital stock; (C) sell, lease or transfer any material assets or property; or (D) liquidate or dissolve.
     According to a Schedule 13G/A filed with SEC on January 24, 2006, Gipson beneficially owned approximately 18.9% of the outstanding common stock of the Company on January 1, 2006. Gipson, who serves as a Senior Director of Ingalls & Snyder LLC and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004.
11. New Accounting Pronouncement
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact, if any, of adopting FIN 48 on the consolidated financial statements.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A. “Risk Factors.”
Overview
  Description of Company
     We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, disorders. Our current product candidate pipeline includes diagnostic and therapeutic programs based on proprietary technologies of which we retain worldwide exclusive rights. We are developing diagnostic agents in molecular imaging and therapeutic drugs for axon regeneration and blockade of the Dopamine Transporter, or DAT. Our programs target unmet medical needs in the diagnosis and treatment of Parkinson’s Disease, or PD, the diagnosis of Attention Deficit Hyperactivity Disorder, or ADHD, and the treatment of stroke, spinal cord injury, traumatic brain injury and certain ocular conditions.
     At June 30, 2006, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of June 30, 2006, we have experienced total net losses since inception of approximately $125,000,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at June 30, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2006, combined with the $3,000,000 available to us under an unsecured promissory note issued by us on August 8, 2006 to Robert L. Gipson, or Gipson, a significant stockholder and former director of the Company, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through October 2006. In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. If we are unable to raise additional capital, we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including Gipson, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On August 7, 2006, the closing price of our common stock was $3.82. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our business. We believe that a near-term opportunity may exist for us to potentially take advantage of market dynamics and financing conditions in our sector that we believe could enable us to acquire on favorable terms select biotechnology and drug development companies that have sound technical foundations, strong technical leadership and shareholders amenable to change and further investment in the combined entity.

     The consideration paid in connection with an acquisition could affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition or acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.
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
  Product Development
  Molecular Imaging Program
     The ALTROPANE molecular imaging agent is being developed for two indications: the differential diagnosis of 1) PS (including PD) and non-PS in patients with tremor; and 2) ADHD. We have completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from other movement disorders. In April 2004, we reached an agreement with the Food and Drug Administration, or FDA, under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE designed to distinguish PS from non-PS in patients with tremors. This trial was designed to enroll a minimum of 500 patients and required that the statistical significance of the results reach a p-value of less than 0.02. Under the SPA, interim analysis of trial data was not permitted. Patient enrollment in this trial was initiated in July 2004 and continued into 2005. In August 2005, we reached agreement with the FDA on a new SPA providing for an amended Phase III program that specified two sequential clinical protocols: 1) Parkinson’s or Essential Tremor-1, or POET-1, and 2) a new protocol Parkinson’s or Essential Tremor-2, or POET-2. This new SPA permitted us to conduct two smaller Phase III trials and lower the statistical endpoint hurdle of the two trials from p<0.02 to p<0.05. The FDA agreed to allow all patients enrolled under the terms of the old SPA to be retained for purposes of the new SPA. Consistent with the terms of the old SPA, interim analysis of the data was not permitted under the new SPA. Publication of the detailed results of POET-1 prior to the completion of POET-2 was also prohibited. A diagnosis of a Movement Disorder Specialist, was utilized as the “gold standard.” The endpoints for POET-1 are the confirmation that the diagnostic accuracy of an ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of an internist or general practitioner. Based on certain statistical and modeling assumptions, we initially estimated that the POET-1 trial would require enrollment of approximately 332 patients to meet the endpoints and be statistically significant.
     After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were identified in the trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the POET-1 trial, statistical modeling indicated that POET-1 may have enrolled enough patients in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 patients in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the non-blinded data from patients enrolled in the POET-1 trial indicated that the error rate of general practitioners who participated in POET-1 was higher. As such, statistical modeling indicated that, providing the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance could be achieved without enrolling additional patients. In July 2006, we received the clinical data from POET-1 and we are presently analyzing and evaluating these data. After review of the results, we will, working with the FDA, determine the future clinical development plan for the ALTROPANE program including, but not limited to, POET-2. There can be no assurance that POET-1 has achieved statistical significance.
     We are in the ongoing process of assembling the necessary safety and clinical databases required as part of a New Drug Application, or NDA, submission for ALTROPANE for PD. We will need to complete further clinical studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Preparation and submission of an NDA is a time consuming and costly process, and requires significant resources to complete and submit to the FDA. In addition, the FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.

     We are currently analyzing the imaging results and the clinical data obtained from patients enrolled to-date in our Phase II clinical trial using ALTROPANE molecular imaging agent for the diagnosis of ADHD to verify findings in prior studies and ensure that the trial design and quantification algorithms are appropriate for this patient population. There can be no assurance that we will successfully complete our Phase II clinical trial. In July 2006, our licensor was issued a new U.S. patent, for which we have worldwide exclusive rights, that claims the use of DAT binding agents in the diagnosis of ADHD using several imaging modalities.
     In addition to ALTROPANE, we are developing a technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program is in preclinical development. We have identified several promising lead compounds. Provided that we are able to devote sufficient resources to continue and complete development activities and that the program results in data that support the continued development required to file an Investigational New Drug application, or IND, we anticipate that we will submit an IND for our technetium-based molecular imaging program during the fourth quarter of 2007.
     We believe that engaging a partner for our molecular imaging program, in particular, for the launch and commercialization of ALTROPANE, is likely to be the most effective means to maximize the value of the program. If we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that supports the continued development, we believe that we will be able to partner the molecular imaging program by the end of 2007.
  Axon Regeneration Program
     We are developing product candidates for functional recovery from CNS disorders resulting from traumas, such as stroke, spinal cord injury, traumatic brain injury and optic nerve injury utilizing technology referred to as axon regeneration. The aim of axon regeneration is to cause nerve fibers called axons to grow and form new connections that would restore signaling between nerve cells and enable restoration of function.
     In May 2006, we entered into two license agreements, or the Axon Regeneration Licenses, with Children’s Medical Center Corporation (also known as Children’s Hospital Boston), or CMCC, to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. Additionally, we entered into two three-year sponsored research agreements with CMCC, or the Sponsored Research Agreements, to support approaches to activate pro-regenerative pathways that stimulate axon regeneration, led by Dr. Larry Benowitz, and for approaches to deactivate anti-regenerative pathways that inhibit axon regeneration, led by Dr. Zhigang He. We believe that these agreements extend our existing capabilities in axon regeneration by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing the rights to the technologies of two complementary approaches to axon regeneration is part of our strategy to build a broad platform of technology and intellectual property for the development of axon regeneration therapeutics. We believe that the assembly of broad intellectual property and technology in axon regeneration will create competitive advantages. The simultaneous implementation of the sponsored research programs may open avenues for exploring combination therapies for intractable CNS disorders. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.
     Our lead product candidate in axon regeneration is INOSINE. INOSINE is a proprietary axon regeneration factor that specifically promotes axon outgrowth in CNS neurons. In July 2004, we filed an IND application, or INOSINE IND, with the FDA for the use of INOSINE to enhance motor functional recovery after stroke. In September 2004, we announced that we received a written response to our INOSINE IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. In August 2005, we completed and submitted the results of certain studies requested by the FDA. In October 2005, the FDA informed us that we remained on clinical hold pending receipt of additional information from existing tissue samples and related data from preclinical studies performed at contract laboratories. We have obtained the tissues from our preclinical studies and are determining whether the analysis of the tissues, when and if completed, will be adequate to enable us to complete our clinical hold response with sufficient information to permit the FDA to release us from clinical hold. There is no assurance that we will be taken off clinical hold or that other preclinical studies will not be required by the FDA prior to initiating a Phase I trial under the INOSINE IND.
     In addition to the Phase I trial contemplated under the INOSINE IND, we are exploring the possibility of undertaking clinical studies under a Physician’s Sponsored IND or the FDA’s new exploratory IND for INOSINE. We are also assessing the merits of several additional options that we believe represent potential paths to initiating clinical trials, not all of which rely on the INOSINE IND. We have determined that any of these options for INOSINE will require additional preclinical work prior to initiation of a clinical trial. We are conducting the necessary preclinical studies to evaluate the feasibility of these additional paths to clinical trials in humans. Until these preclinical efforts are complete, we are unable to project the timing of initiation of clinical activities for INOSINE or our other axon regeneration factors. There can be no assurance that resources will be available to continue and complete the development activities being conducted or contemplated, that the program will result in data that supports the continued development, or that we will be able to initiate clinical trials required for the development of axon regeneration factors.
  Parkinson’s Disease Therapeutic Program
     We are developing a DAT blocker for the treatment of PD. Our DAT blocker program is in preclinical development. We have identified several promising lead compounds. We believe that our DAT blockers have high selectivity for the DAT and may represent a novel and promising approach for both symptomatic management and disease modification in PD. By blocking the DAT and preventing dopamine from re-entering the neuron, there is an increased amount of dopamine at the nerve junctions to compensate for the dwindling dopamine production that is characteristic of PD. This may provide symptomatic relief. In addition, blocking dopamine and possible neurotoxins from entering the neuron through the DAT may protect the existing dopamine-producing neurons from further destruction, representing a potential for preventing disease progression. Provided that we are able to devote sufficient resources to continue and complete development activities and that the program results in data that support the continued development required to file an IND, we anticipate that we will submit an IND for our PD therapeutic program during the first half of 2008.
  Ocular Therapeutic Program
     Our ocular therapeutic program is designed to leverage our intellectual property estate to derive value from alternative uses of our compounds already in development. The overall objective of the program is to develop a sufficiently broad and deep set of in vitro and animal data to demonstrate to potential development and commercialization partners the potential utility of our compounds as therapeutics for important eye diseases.
     Our primary focus in the ocular therapeutic program is the development of oncomodulin which is being tested to determine its potential utility to enhance axon regeneration after acute injury to the optic nerve and possibly glaucoma. In May 2006, Nature Neuroscience published results of a study performed by our collaborator, Dr. Larry Benowitz of CMCC, in which oncomodulin was shown to stimulate axon regeneration in the injured optic nerve in rodents.
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
  Research and Development
     Following is information on the direct research and development costs including, but not limited to, process development, preclinical and clinical costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $16,382,000 on a cumulative basis.

	2nd Quarter
Program	2006	Year to Date	Cumulative
Molecular Imaging	$921,000	$1,985,000	$21,244,000
Axon Regeneration	$284,000	$497,000	$9,736,000
Parkinson’s Disease Therapeutic	$29,000	$50,000	$809,000
Ocular Therapeutic	$94,000	$132,000	$307,000
     Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. Even in Phase III clinical development, estimating the cost and the filing date for an NDA can be challenging due to the uncertainty regarding the number and size of the required Phase III trials. We are currently analyzing what additional expenditures may be required to complete the Phase III clinical trial program for ALTROPANE for the diagnosis of PS and cannot reasonably estimate the cost of this Phase III clinical trial program at this time.
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
     As of June 30, 2006, there remained approximately $2,342,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.44 years.
Results of Operations
  Three months ended June 30, 2006 and 2005
     Our net loss attributable to common stockholders was $3,924,682 during the three months ended June 30, 2006 as compared with $2,397,797 during the three months ended June 30, 2005. Net loss attributable to common stockholders totaled $0.24 per share for the 2006 period as compared to $0.23 per share for the 2005 period. The increase in net loss attributable to common stockholders in the 2006 period was primarily due to higher operating expenses. The increase in net loss attributable to common stockholders on a per share basis in the 2006 period was primarily due to higher operating expenses offset by an increase in weighted average shares outstanding of approximately 6,100,000 shares, which was primarily the result of the private placement of common stock completed in September 2005.
     Research and development expenses were $2,094,175 during the three months ended June 30, 2006 as compared with $1,442,286 during the three months ended June 30, 2005. The increase in the 2006 period was primarily attributable to higher costs associated with our molecular imaging program of approximately $464,000 primarily associated with clinical trial costs for POET-1 and assembly and preparation of our safety and clinical databases for ALTROPANE. The increase in the 2006 period was also attributable to higher costs of approximately $135,000 associated with our axon regeneration program related to increased preclinical development activities. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with higher preclinical costs for our axon regeneration, DAT blocker and molecular imaging agent programs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,873,581 during the three months ended June 30, 2006 as compared with $987,729 during the three months ended June 30, 2005. The increase in the 2006 period was primarily related to higher compensation and related costs of approximately $440,000 primarily related to increased stock-based compensation expense and headcount. The increase in the 2006 period was also attributable to higher legal and consulting costs of approximately $301,000 primarily related to our collaboration, merger, acquisition and fundraising efforts. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our ALTROPANE molecular imaging agent program and costs associated with compliance with the Sarbanes-Oxley Act of 2002.
     Interest expense was $0 during the three months ended June 30, 2006 as compared with $2,065 during the three months ended June 30, 2005.
     Investment income was $43,074 during the three months ended June 30, 2006 as compared with $34,283 during the three months ended June 30, 2005. The increase in the 2006 period was primarily due to higher average cash, cash equivalent, and marketable securities balances and higher interest rates during the 2006 period.
  Six months ended June 30, 2006 and 2005
     Our net loss was $7,889,124 during the six months ended June 30, 2006 as compared with $4,742,005 during the six months ended June 30, 2005. Our net loss attributable to common stockholders was $7,889,124 during the six months ended June 30, 2006 as compared with $5,457,520 during the six months ended June 30, 2005. Net loss attributable to common stockholders totaled $0.48 per share for the 2006 period as compared to $0.58 per share for the 2005 period. The increase in net loss in the 2006 period was primarily due to higher operating expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2006 period was primarily due to an increase in weighted average shares outstanding of approximately 7,200,000 shares, which was primarily the result of the private placements of common stock completed in March and September 2005.
     Research and development expenses were $4,314,343 during the six months ended June 30, 2006 as compared with $2,732,748 during the six months ended June 30, 2005. The increase in the 2006 period was primarily attributable to higher costs associated with our molecular imaging program of approximately $1,109,000 primarily associated with clinical trial costs for POET-1 and assembly and preparation of our safety and clinical databases for ALTROPANE; higher costs of approximately $210,000 associated with our axon regeneration program related to increased preclinical development activities; and higher compensation and related costs of $236,000 primarily related to increased stock-based compensation expense and headcount, partially offset by a reduction in severance costs.
     General and administrative expenses were $3,700,966 during the six months ended June 30, 2006 as compared with $2,000,665 during the six months ended June 30, 2005. The increase in the 2006 period was primarily related to higher compensation and related costs of approximately $1,100,000 primarily related to increased stock-based compensation expense and headcount; higher legal and consulting costs of approximately $337,000 primarily related to our collaboration, merger, acquisition and fundraising efforts; and higher commercialization and communication costs of approximately $183,000. The increase was partially offset by approximately $130,000 associated with a special meeting of stockholders held in February 2005.
     Other expenses was $0 during the six months ended June 30, 2006 as compared with $2,232 during the six months ended June 30, 2005.

     Interest expense was $0 during the six months ended June 30, 2006 as compared with $45,965 during the six months ended June 30, 2005. The decrease in the 2006 period was attributable to non-cash interest expense incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by Ingalls & Snyder Value Partners, L.P. in return for its immediate exercise in cash.
     Investment income was $126,185 during the six months ended June 30, 2006 as compared with $39,605 during the six months ended June 30, 2005. The increase in the 2006 period was primarily due to higher average cash, cash equivalent, and marketable securities balances and higher interest rates during the 2006 period.
     Accrual of preferred stock dividends was $0 during the six months ended June 30, 2006 as compared with $715,515 during the six months ended June 30, 2005. In December 2003, we issued 800 shares of Series E Cumulative Convertible Preferred Stock, or Series E Stock, with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the holders of Series E Stock, or the Holders, whereby the Holders agreed to convert their Series E Stock into common stock. We agreed to pay a dividend of $564.44 for each share of Series E Stock converted into common stock by the Holders and to lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during the six months ended June 30, 2005 related to the accrual of preferred stock dividends.
Liquidity and Capital Resources
     Net cash used for operating activities totaled $7,149,718 during the six months ended June 30, 2006 as compared with $4,649,308 during the six months ended June 30, 2005. The increase in the 2006 period is primarily related to higher operating expenses in the 2006 period. Net cash provided by investing activities totaled $8,204,680 during the six months ended June 30, 2006 as compared with $13,297 during the six months ended June 30, 2005. The increase in the 2006 period primarily reflects the proceeds from the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $3,123 during the six months ended June 30, 2006 as compared with $5,694,432 during the six months ended June 30, 2005. The difference in financing activities principally reflects the effect of the March 2005 private placement described below.
     As of June 30, 2006, we had incurred total net losses since inception of approximately $125,000,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures. A summary of financings completed during the three years ended June 30, 2006, is as follows:

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
     At June 30, 2006, we had available cash, cash equivalents, and marketable securities of approximately $2,215,000 and working capital of approximately $783,000. The cash, cash equivalents, and marketable securities available at June 30, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2006, combined with the $3,000,000 available to us under an unsecured promissory note issued by us on August 8, 2006 to Gipson, a significant stockholder and former director of the Company, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through October 2006. In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other related fundraising efforts or that additional funds will be available on acceptable terms, if at all. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan and may not be able to continue as a going concern.
      In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. On August 7, 2006, the closing price of our common stock was $3.82. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
New Accounting Pronouncement
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected impact, if any, of adopting FIN 48 on our consolidated financial statements.
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
Item 4 — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

June 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II — Other Information
Item 1A — Risk Factors
     Statements contained or incorporated by reference in this quarterly report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding our product candidates, including the success and timing of our preclinical, clinical and development programs, the submission of regulatory filings and proposed partnering arrangements, collaboration, merger, acquisition and fund raising efforts, results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.
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
     The following discussion includes three revised risk factors “We will need substantial additional funding in order to continue our business and operations. If we are unable to secure such funding on acceptable terms, we may need to significantly reduce, delay or cease one or more of our research or development programs, or surrender rights to some or all of our technologies.”, “If any collaborator terminates or fails to perform its or their obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated.” and “If we are unable to maintain our key working relationships with our key collaborators, including Harvard and its Affiliates and Children’s Medical Center Corporation, we may not be successful since substantially all of our current technologies were licensed from, and most of our research and development activities were performed by, such collaborators. We expect that a substantial portion of our future development efforts will be based upon technologies developed by and research and development performed by these collaborators.” that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, we have deleted the risk factor entitled “Changes in stock option accounting rules may have a significant adverse affect on our operating results” and we have added a new risk factor entitled “Changes in estimates under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.”
Risks Related to our Financial Results and Need for Additional Financing
WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES.
     Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. As of June 30, 2006, we had incurred cumulative net losses of approximately $125,000,000 since inception. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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
     For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents, and marketable securities available at June 30, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents, and marketable securities available at June 30, 2006, combined with the $3,000,000 available to us under an unsecured promissory note issued by us on August 8, 2006 to Gipson, a significant stockholder and former director of the Company, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through October 2006. In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. If we are unable to raise additional capital we may need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On August 7, 2006, the closing price of our common stock was $3.82. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies or grant licenses on terms that are not favorable to us. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity and or debt financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.

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
OUR ESTIMATES OF OUR LIABILITY UNDER OUR BOSTON, MASSACHUSETTS LEASE MAY CHANGE.
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
ACQUISITIONS PRESENT MANY RISKS, AND WE MAY NOT REALIZE THE ANTICIPATED FINANCIAL AND STRATEGIC GOALS FOR ANY SUCH TRANSACTIONS.
     We may in the future acquire complementary companies, products and technologies. Such acquisitions involve a number of risks, including:
•	We may find that the acquired company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	We may have difficulty integrating the operations and personnel of the acquired business, and may have difficulty retaining the key personnel of the acquired business;

•	We may have difficulty incorporating the acquired technologies;

•	We may encounter technical difficulties or failures with the performance of the acquired technologies or drug products or may experience unfavorable results in the clinical studies related to such technologies or products;

•	We may face product liability risks associated with the sale of the acquired company’s products;

•	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

•	We may have difficulty maintaining uniform standards, internal controls, procedures and policies across locations;

•	The acquisition may result in litigation from terminated employees or third-parties; and

•	We may experience significant problems or liabilities associated with product quality, technology and legal contingencies.
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
     After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so we could analyze the complete set of clinical data for efficacy. No safety issues were found in this trial. Based on the previous performance of ALTROPANE and our permitted monitoring of non-blinded data from the approximately 200 patients enrolled in the POET-1 trial to date, statistical modeling indicated that POET-1 may have enrolled enough patients in the trial to evaluate the efficacy of ALTROPANE. We based our original plan for enrolling 332 patients in POET-1 in part on published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the non-blinded data from patients enrolled in the POET-1 trial indicated that the error rate of general practitioners who participated in POET-1 was higher. As such, statistical modeling indicated that providing the performance of ALTROPANE in POET-1 is consistent with its historical performance in earlier trials, statistical significance could be achieved without enrolling additional patients. We will need to complete further clinical studies and obtain successful results prior to the filing of an NDA for ALTROPANE. Even if successfully completed, there is no assurance that these Phase III clinical trials will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.
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
     Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard University and its affiliated hospitals, or Harvard and its Affiliates, or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:
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
     Dr. Benowitz and Dr. Bianchine provide scientific consultative services resulting in total payments of approximately $52,000 per year. Dr. Benowitz provides scientific consultative services primarily related to our axon regeneration and ocular programs. Dr. Bianchine provides scientific consultative services primarily related to our axon regeneration and DAT blocker programs.
     We do not have a formal agreement with Dr. Meltzer but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president. Our significant collaborations include:
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
     Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the technetium-based molecular imaging agents expire beginning in 2020. The patents within our axon regeneration program expire beginning in 2016. The applications for patents relating to our DAT blocker program are currently pending.
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
     To date, our operations have primarily focused on the preclinical development of most of our technologies, as well as conducting clinical trials for certain of our technologies. We currently expect that the continued development of our technologies will result in the initiation of additional clinical trials. We expect that these developments will require us to establish, maintain and rely on new collaborative relationships in order to successfully develop and commercialize our technologies. We face significant competition in seeking appropriate collaborators. Collaboration arrangements are complex to negotiate and time consuming to document. We may not be successful in our efforts to establish additional collaborations or other alternative arrangements, and the terms of any such collaboration or alternative arrangement may not be favorable to us. There is no certainty that:
•	We will be able to enter into such collaborations on economically feasible and otherwise acceptable terms and conditions;

•	Such collaborations will not require us to undertake substantial additional obligations or require us to devote additional resources beyond those we have identified at present;

•	Any of our collaborators will not breach or terminate their agreements with us or otherwise fail to conduct their activities on time, thereby delaying the development or commercialization of the technology for which the parties are collaborating; and

•	The parties will not dispute the ownership rights to any technologies developed under such collaborations.
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
     We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our product candidates and currently have no plans to obtain additional facilities. To date, we have obtained the limited quantities of drug product required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of oncomodulin, which we presently plan to produce in our facility in Baltimore, Maryland.
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

Item 5 — Other Information
     On August 8, 2006, we issued to Gipson an unsecured promissory note, or the August Promissory Note, pursuant to which we may, through one or more advances, borrow up to an aggregate principal amount of $3,000,000 from Gipson. From time to time prior to the Maturity Date (discussed below), Gipson shall make requested advances to us under the August Promissory Note so long as each advance totals at least $1,000,000.
     The outstanding principal amount borrowed under the August Promissory Note shall be due and payable upon the earliest to occur of: (i) December 31, 2007; (ii) the date on which we consummate an equity financing in which the gross proceeds to us total at least $10,000,000; and (iii) the date on which Gipson declares an event of default (as defined in the August Promissory Note), the first of these three events to occur referred to as the Maturity Date.
     Interest shall accrue on each advance under the August Promissory Note from the date of such advance and all unpaid interest shall be due and payable on the Maturity Date. Interest on each advance shall accrue at a per annum rate equal to: (a) 9% from the date of the advance to the Maturity Date; (b) 11% from and after the Maturity Date or during the continuance of an event of default; or (c) if less than the rates applicable under both clauses (a) and (b), the maximum rate permissible by law.
     We have agreed to certain covenants under the August Promissory Note, including covenants agreeing not to: (A) incur or assume indebtedness; (B) make any dividends or distributions on our capital stock; (C) sell, lease or transfer any material assets or property; or (D) liquidate or dissolve.
     According to a Schedule 13G/A filed with SEC on January 24, 2006, Gipson beneficially owned approximately 18.9% of our outstanding common stock on January 1, 2006. Gipson, who serves as a Senior Director of Ingalls & Snyder LLC and a General Partner of Ingalls & Snyder Value Partners, L.P., served as one of our directors from June 15, 2004 until October 28, 2004.
Item 6 — Exhibits
10.1+	License Agreement (including sponsored research agreement) between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz)

10.2+	License Agreement (including sponsored research agreement) between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He)

10.3	Promissory Note (unsecured) in favor of Robert Gipson dated August 8, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to certain portions which have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC
(Registrant)

DATE: August 14, 2006	/s/ Peter G. Savas

Peter G. Savas
Chief Executive Officer
(Principal Executive Officer)

DATE: August 14, 2006	/s/ Kenneth L. Rice, Jr.

Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)