Form 10-Q
period 2006-09-30
BOSTON LIFE SCIENCES INC /DE
filed 2006-11-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 6, 2006 there were 16,576,034 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information

Item 1. Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2006 and 2005, and for the period from inception (October 16, 1992) to September 30, 2006	4
Condensed Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2006 and 2005, and for the period from inception (October 16, 1992) to September 30, 2006	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II Other Information
Item 1A. Risk Factors	26
Item 6. Exhibits	44
SIGNATURES
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO
     The following is a registered trademark of ours that is mentioned in this Quarterly Report on Form 10-Q: ALTROPANE®. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Boston Life Sciences, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$1,363,664	$578,505
Marketable securities	—	8,750,832
Other current assets	475,022	486,599

Total current assets	1,838,686	9,815,936
Fixed assets, net	168,819	275,802
Other assets	382,072	423,750

Total assets	$2,389,577	$10,515,488

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$2,513,422	$2,288,890
Note payable (Note 10)	2,000,000	—
Accrued lease (Note 5)	30,024	60,966

Total current liabilities	4,543,446	2,349,856
Accrued lease, excluding current portion (Note 5)	245,764	274,326

Total liabilities	4,789,210	2,624,182

Commitments and contingencies (Note 8)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 16,543,634 and 16,478,084 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	165,436	164,781
Additional paid-in capital	126,484,843	124,887,204
Accumulated other comprehensive loss	(20)	(12,393)
Deficit accumulated during development stage	(129,049,892)	(117,148,286)

Total stockholders’ (deficit) equity	(2,399,633)	7,891,306

Total liabilities and stockholders’ (deficit) equity	$2,389,577	$10,515,488

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16,
	Three months ended September 30,		Nine months ended September 30,		1992) to
	2006	2005	2006	2005	September 30, 2006
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	2,167,532	1,678,783	6,481,875	4,411,531	78,396,736
General and administrative	1,859,073	1,897,892	5,560,039	3,898,556	40,899,807
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	4,026,605	3,576,675	12,041,914	8,310,087	131,443,087

Loss from operations	(4,026,605)	(3,576,675)	(12,041,914)	(8,310,087)	(130,543,087)
Other expenses	—	—	—	(2,232)	(1,582,878)
Interest expense	(12,500)	—	(12,500)	(45,965)	(4,314,917)
Investment income	26,623	26,807	152,808	66,412	7,390,990

Net loss	(4,012,482)	(3,549,868)	(11,901,606)	(8,291,872)	(129,049,892)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	(715,515)	(1,229,589)

Net loss attributable to common stockholders	(4,012,482)	(3,549,868)	(11,901,606)	(9,007,387)	$(138,342,193)

Basic and diluted net loss attributable to common stockholders per share	$(0.24)	$(0.30)	$(0.72)	$(0.88)

Weighted average common shares outstanding	16,522,554	11,987,721	16,510,738	10,220,594

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
	Nine months ended		1992) to
	September 30,		September 30,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(11,901,606)	$(8,291,872)	$(129,049,892)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	—	43,900	1,648,675
Non-cash charges related to options, warrants and common stock	1,593,389	48,821	5,873,965
Amortization and depreciation	144,164	157,012	2,545,613
Changes in operating assets and liabilities:
Decrease (increase) in other current assets	11,577	(291,485)	383,941
Increase in accounts payable and accrued expenses	224,532	439,914	1,740,757
(Decrease) increase in accrued lease	(59,504)	388,607	275,788

Net cash used for operating activities	(9,987,448)	(7,505,103)	(100,584,109)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(37,181)	(88,315)	(1,468,957)
Decrease (increase) in other assets	41,678	(84,329)	(735,707)
Purchases of marketable securities	(2,071,660)	(14,154,003)	(128,645,044)
Sales and maturities of marketable securities	10,834,865	6,200,033	128,645,024

Net cash provided by (used for) investing activities	8,767,702	(8,126,614)	(446,647)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,905	18,830,243	63,581,473
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of notes payable	2,000,000	—	8,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	(314,987)	(516,747)
Payments of financing costs	—	(65,421)	(5,529,945)

Net cash provided by financing activities	2,004,905	18,449,835	102,394,420

Net increase in cash and cash equivalents	785,159	2,818,118	1,363,664
Cash and cash equivalents, beginning of period	578,505	152,971	—

Cash and cash equivalents, end of period	$1,363,664	$2,971,089	$1,363,664

Supplemental cash flow disclosures:
Non-cash transactions (see Note 6)
The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2006
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
     As of September 30, 2006, the Company has experienced total net losses since inception of approximately $129,000,000 and has a net working capital deficit of approximately $2,705,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at September 30, 2006 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at September 30, 2006, combined with the remaining $6,000,000 available to the Company under an amended and restated unsecured promissory note issued by the Company on October 26, 2006 to Robert L. Gipson (“Gipson”), a former director of the Company and an unsecured promissory note issued by the Company on October 26, 2006 to Thomas Gipson, both significant stockholders of the Company (Note 10), and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through March 2007. In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. The Company is currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that the Company will be successful in such collaboration, merger, acquisition and other fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of equity securities to, Robert Gipson or Thomas Gipson. If the Company is unable to raise additional or sufficient capital, it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.
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

     Stock options and warrants to purchase approximately 4.0 million and 3.7 million shares of common stock were outstanding at September 30, 2006 and 2005, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2006 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had total comprehensive loss of $4,011,511 and $3,563,095 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, total comprehensive loss was $11,889,233 and $8,298,453, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period or expected performance period. The Company recognizes stock-based compensation expense using the straight-line attribution method unless the award includes a performance condition. The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with FASB Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as required under SFAS 123R. Previously, the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements. All stock-based awards to non-employees are accounted for in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”
     The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2006, the 1998 Omnibus Plan (the “1998 Plan”) provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At September 30, 2006, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 1,900,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 2, 2006, the 2005 Plan was increased by 400,000 shares.
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
     Stock-based employee compensation expense recorded in 2006 is as follows:

	Three months ended	Nine months ended
	September 30, 2006
Research and development	$168,843	$514,103
General and administrative	315,690	976,070

	$484,533	$1,490,173

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.03)	$(0.09)

     The Company had previously adopted the provisions of SFAS 123 for disclosure only purposes. The following table illustrates the effect on net loss and loss per share for the three and nine month periods ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards:

	Three months ended	Nine months ended
	September 30, 2005
Net loss, as reported	$(3,549,868)	$(8,291,872)
Add: Stock-based employee compensation expense (benefit) recognized	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(389,636)	(1,303,866)

Pro forma net loss	$(3,939,504)	$(9,595,738)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	(715,515)

Pro forma net loss attributable to common stockholders	$(3,939,504)	$(10,311,253)

Basic and diluted loss attributable to common stockholders per common share:
As reported	$(0.30)	$(0.88)
Pro forma	$(0.33)	$(1.01)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and nine months ended September 30, 2006 and 2005 was calculated using the following estimated weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Expected term	6 years	3 years	6 years	3 years
Risk-free interest rate	4.5% - 5.0%	4.2% - 4.3%	4.3% - 5.0%	3.4% - 4.3%
Stock volatility	90%	100%	90%	100%
Dividend yield	0%	0%	0%	0%
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
     As of September 30, 2006, there remained approximately $2,180,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.45 years.
     A summary of the Company’s outstanding stock options for the nine months ended September 30, 2006 and 2005 is presented below.

	2006		2005
		Weighted-		Weighted-
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	2,590,152	$4.23	1,484,521	$5.89
Granted	1,062,000	2.66	1,673,494	2.60
Exercised	(750)	2.22	—	—
Forfeited and expired	(181,337)	9.55	(513,818)	2.43

Outstanding at end of period	3,470,065	$3.47	2,644,197	$4.43

Options exercisable at end of period	1,943,670	$4.03	1,364,743	$5.96

     The weighted-average fair value of options granted was $2.03 and $1.39 during the nine months ended September 30, 2006 and 2005, respectively.
     The following table summarizes information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$ 1.35 — $ 2.00	100,500	8.9 years	$1.97	38,972	8.9 years	$1.96
$ 2.01 — $ 3.00	2,037,516	8.2 years	2.38	1,023,226	7.4 years	2.35
$ 3.10 — $ 4.65	1,013,363	8.5 years	3.63	562,786	8.3 years	3.59
$ 4.99 — $ 6.96	132,500	2.9 years	5.50	132,500	2.9 years	5.50
$ 8.95 — $13.06	80,740	2.0 years	10.63	80,740	2.0 years	10.63
$15.62 — $22.36	105,446	1.9 years	16.44	105,446	1.9 years	16.44

	3,470,065	7.8 years	$3.47	1,943,670	6.9 years	$4.03

     The aggregate intrinsic value of outstanding options as of September 30, 2006 was $2,630,536, of which $1,339,934 was related to exercisable options. The intrinsic value of options exercised during the nine months ended September 30, 2006 was $570. The intrinsic value of options vested during the period was $616,267.
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
     In September 2005, the Company entered into a Sublease Agreement (the “Dell Sublease”) with Dell Mitchell Architects, Inc., as subtenant (“Dell”), to sublease approximately 3,300 rentable square feet on the fifth floor of the Premises. The initial term of the Dell Sublease is eighty-one months beginning on September 1, 2005. Pursuant to the terms of the Dell Sublease, Dell has agreed to pay: (i) $8,800 in base rent per month from March 16, 2006 through May 30, 2009; and (ii) $9,625 in base rent per month for the period from June 1, 2009 through May 30, 2012. Dell has agreed to pay the Company a proportionate share of the Company’s additional obligations under the Lease Agreement resulting from any future increases in certain costs to operate the Premises, including insurance and real estate taxes.
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

     The activity related to the lease accrual at September 30, 2006, is as follows:

		Cash Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2005	Receipts 2006	September 30, 2006
Lease Amendment	$335,292	$59,504	$275,788
Short-term portion of lease accrual	60,966		30,024

Long-term portion of lease accrual	$274,326		$245,764

     During the three and nine months ended September 30, 2006, the Company recorded approximately $11,000 and $33,000 of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations, respectively. During the three months ended September 30, 2005, the Company recorded approximately $5,000 of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses on the accompanying Condensed Consolidated Statements of Operations.
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
Preferred Stock
     In February 2005, the Company entered into agreements with the holders (the “Holders”) of 557.3 shares of Series E Cumulative Convertible Preferred Stock (“Series E Stock”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share of Series E Stock held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black-Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3%; and warrant term of approximately 3 years), to net loss attributable to common stockholders during the nine months ended September 30, 2005 in connection with this repricing. The Holders were also given the right to invest new funds totaling up to 33% of the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right expired. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of Series E Stock.
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

Cancellation and Regrant of Stock Options
     On March 11, 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of SFAS 123R (see Note 4), the Company recorded a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced. The Company recorded a charge of approximately $86,000 during the three months ended March 31, 2005 related to the repricing. The Company reversed the previously recorded charge of approximately $86,000 during the three months ended September 30, 2005 due to the decrease in the intrinsic value of the repriced options at June 30, 2005. Effective January 1, 2006, the Company adopted SFAS 123R and accordingly will expense the fair value of the unvested employee stock options over the employee service period.
Rights Agreement
     On March 14, 2005, the Company and Continental Stock Transfer & Trust Company amended the Rights Agreement dated as of September 11, 2001, to amend the definition of exempt person to include all purchasers of shares of the Company’s common stock in connection with the Company’s private placement completed in March 2005.
7. Severance and Settlement Agreement and Release
     On June 10, 2004, the Company entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitled Dr. Lanser to receive continued base salary and benefits for a period of nine months from June 11, 2005 and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provides that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its preclinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested. During the three and nine months ended September 30, 2005, the Company recorded a charge of $22,000 and $36,000 related to this modification of Dr. Lanser’s options, respectively. The Company recorded charges of approximately $14,000 and $75,000 during the three and nine months ended September 30, 2006 related to this modification, respectively.
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
9. FluoroPharma, Inc. Amendment
     In June 2005, Dr. Lanser left the Company to become President and CEO of FluoroPharma, Inc. (“FluoroPharma”) an early stage company developing Positron Emission Tomography (“PET”) imaging agents for the diagnosis of cardiac ischemia. In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma relating to FluoroPharma’s PET imaging agents in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. The Company accounts for this investment under the cost method. In February 2006, the Company agreed to convert its 25,000 shares of Series A Preferred Stock into 25,000 shares of common stock of FluoroPharma. In addition, the Company received a warrant to purchase 5,000 shares of FluoroPharma’s common stock.
10. Notes Payable to Significant Stockholders
     On October 26, 2006, the Company issued an amended and restated unsecured promissory note (the “Amended Note”) to Gipson to replace the unsecured promissory note issued to Gipson on August 8, 2006 (the “August Note”) and under which the Company had previously borrowed $2,000,000. Under the Amended Note, (i) the aggregate principal amount that may be borrowed by the

Company has been increased from $3,000,000 to $4,000,000, and (ii) one of the dates triggering repayment under the definition of Maturity Date (as discussed below) has been moved from December 31, 2007 to June 30, 2007. At September 30, 2006, the Company has classified the $2,000,000 outstanding under the August Note as a current liability.
     On October 26, 2006, the Company also issued to Thomas Gipson (a “Lender” and together with Gipson, the “Lenders”) an unsecured promissory note, pursuant to which the Company may, through one or more advances, borrow up to an aggregate principal amount of $4,000,000 (the “October Note”, together with the Amended Note, the “Notes”). The Notes contain the terms as described below.
     From time to time prior to the Maturity Date (discussed below), the Lenders shall make requested advances to the Company under the Notes so long as each advance totals at least $1,000,000.
     The outstanding principal amount borrowed under the Notes shall be due and payable upon the earliest to occur of: (i) June 30, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the Notes), the first of these three events to occur referred to as the “Maturity Date.”
     Interest shall accrue on each advance under the Notes from the date of such advance and all unpaid interest shall be due and payable on the Maturity Date. Interest on each advance shall accrue at a per annum rate equal to: (a) 9% from the date of the advance to the Maturity Date; (b) 11% from and after the Maturity Date or during the continuance of an event of default; or (c) if less than the rates applicable under both clauses (a) and (b), the maximum rate permissible by law.
     The Company has agreed to certain covenants under the Notes, including covenants agreeing not to: (A) incur or assume indebtedness; (B) make any dividends or distributions on its capital stock; (C) sell, lease or transfer any material assets or property; or (D) liquidate or dissolve.
     According to a Schedule 13G/A filed with the SEC on January 24, 2006, Gipson beneficially owned approximately 18.9% of the outstanding common stock of the Company on January 1, 2006. Gipson, who serves as a Senior Director of Ingalls & Snyder LLC and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 24, 2006, Thomas Gipson beneficially owned approximately 19.4% of the outstanding common stock of the Company on January 1, 2006.
11. Related Party Transactions
     On September 29, 2006, the Company entered into a consulting agreement with Dr. Robert Langer, a director of the Company. Pursuant to the agreement, Dr. Langer will provide consulting services, including scientific and business services. The term of the agreement shall continue until either the Company or Dr. Langer terminate the agreement upon not less than 20 days notice. The agreement provides for payments of $13,125 per quarter payable in arrears.
12. New Accounting Pronouncement
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact, if any, of adopting FIN 48 on the consolidated financial statements.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the expected impact, if any, of adopting FAS 157 on the consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Company’s consolidated financial statements.

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
     At September 30, 2006, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of September 30, 2006, we have experienced total net losses since inception of approximately $129,000,000 and have a net working capital deficit of approximately $2,705,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at September 30, 2006, combined with the remaining $6,000,000 available to us under an amended and restated unsecured promissory note issued by us on October 26, 2006 to Robert L. Gipson, or Gipson, a former director of the Company, and an unsecured promissory note issued by us on October 26, 2006 to Thomas Gipson (each discussed below), both significant stockholders of the Company, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through March 2007. In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of equity securities to, Robert Gipson or Thomas Gipson. If we are unable to raise additional or sufficient capital, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including Gipson, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On November 6, 2006, the closing price of our common stock was $3.55. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
Recent Developments
     On October 26, 2006, we issued an amended and restated unsecured promissory note, or the Amended Note, in favor of Gipson to replace the unsecured promissory note issued to Gipson on August 8, 2006, or the August Note. Under the Amended Note, (i) the aggregate principal amount that may be borrowed by us has been increased from $3,000,000 to $4,000,000, and (ii) one of the dates triggering repayment under the definition of Maturity Date (as discussed below) has been moved from December 31, 2007 to June 30, 2007.
     Also, on October 26, 2006, we issued to Thomas L. Gipson, a “Lender” and together with Gipson, the “Lenders”, an unsecured promissory note, pursuant to which we may, through one or more advances, borrow up to an aggregate principal amount of $4,000,000, together with the Amended Note, the “Notes”. The Notes contain the terms as described below.
     From time to time prior to the Maturity Date (discussed below), the Lenders shall make requested advances to us under the Notes so long as each advance totals at least $1,000,000.
     The outstanding principal amount borrowed under the Notes shall be due and payable upon the earliest to occur of: (i) June 30, 2007; (ii) the date on which we consummate an equity financing in which the gross proceeds to us total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the Notes), the first of these three events to occur referred to as the “Maturity Date.”
     Interest shall accrue on each advance under the Notes from the date of such advance and all unpaid interest shall be due and payable on the Maturity Date. Interest on each advance shall accrue at a per annum rate equal to: (a) 9% from the date of the advance to the Maturity Date; (b) 11% from and after the Maturity Date or during the continuance of an event of default; or (c) if less than the rates applicable under both clauses (a) and (b), the maximum rate permissible by law.
     We have agreed to certain covenants under the Notes, including covenants agreeing not to: (A) incur or assume indebtedness; (B) make any dividends or distributions on our capital stock; (C) sell, lease or transfer any material assets or property; or (D) liquidate or dissolve.
Product Development
Molecular Imaging Program
     The ALTROPANE molecular imaging agent is being developed for two indications: the differential diagnosis of 1) PS (including PD) and non-PS in patients with tremor; and 2) ADHD. We completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from other movement disorders. In April 2004, we reached an agreement with the Food and Drug Administration, or FDA, under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE designed to distinguish PS from non-PS in patients with tremors. This trial was designed to enroll a minimum of 500 patients and required that the statistical significance of the results reach a p-value of less than 0.02. Under the SPA, interim analysis of trial data was not permitted. Patient enrollment in this trial was initiated in July 2004 and continued into 2005. In August 2005, we reached agreement with the FDA on a new SPA providing for an amended Phase III program that specified two sequential clinical protocols: 1) Parkinson’s or Essential Tremor-1, or POET-1, and 2) a new protocol Parkinson’s or Essential Tremor-2, or POET-2. This new SPA permitted us to conduct two smaller Phase III trials and lower the statistical endpoint hurdle of the two trials from p<0.02 to p<0.05. The FDA agreed to allow all patients enrolled under the terms of the old SPA to be retained for purposes of the new SPA. Consistent with the terms of the old SPA, interim analysis of the data was not permitted under the new SPA. Publication of the detailed results of POET-1 prior to the completion of POET-2 was also prohibited. A diagnosis of a Movement Disorder Specialist, or MDS, was utilized as the “gold standard.” The primary endpoint for POET-1 was the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of an internist or general practitioner, also known as a primary care physician, or PCP.
     Based on certain statistical and modeling assumptions, we initially estimated that POET-1 would require enrollment of approximately 332 patients to meet the endpoints and be statistically significant. These assumptions included published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the non-blinded data from the approximately 200 patients enrolled in POET-1 through March 2006 indicated that the error rate of PCPs who participated in POET-1 was higher than anticipated. As such, statistical modeling indicated that, providing the performance of ALTROPANE in POET-1 was consistent with its historical performance in earlier trials, statistical significance could be achieved with fewer patients than originally projected. After a series of discussions with the FDA, in March 2006, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so that we could analyze the complete set of clinical data for efficacy.
     In September 2006, we announced statistically significant results for the primary endpoint of POET-1. The POET-1 trial was designed to assess whether diagnosis using ALTROPANE scans is more accurate than the clinical diagnosis of PCPs in distinguishing between tremors caused by PS and those associated with other disorders, as judged by comparison to a definitive diagnosis from an MDS. The data from POET-1 demonstrated that ALTROPANE scans showed statistically significant superiority over the diagnosis of PCPs on measures of both specificity and sensitivity, the primary endpoint of the trial. Based on data analyzed to date, with the exception of one “possibly-related” urinary tract infection that resolved after treatment, there were no drug-related serious adverse events. In order to avoid potential bias to further clinical development of ALTROPANE and in keeping with the FDA guidance to us, detailed results of POET-1 cannot be disclosed at this time.
     We are working with expert advisors and the FDA to determine the most direct route to FDA approval, and to finalize our plans for POET-2 and the remaining clinical development of ALTROPANE. We plan to provide further guidance as we gain insight into what further work will be required to seek regulatory approval, including specifics regarding POET-2 and any other studies that may be necessary.
     We are also exploring the development of ALTROPANE as a diagnostic tool for ADHD. We are currently analyzing the imaging results and the clinical data obtained from patients enrolled to-date in our Phase II clinical trial using ALTROPANE molecular imaging agent for the diagnosis of ADHD to verify findings in prior studies and ensure that the trial design and quantification algorithms are appropriate for this patient population. There can be no assurance that we will successfully complete our Phase II clinical trial. In July 2006, our licensor was issued a new U.S. patent, for which we have worldwide exclusive rights, that claims the use of DAT binding agents in the diagnosis and monitoring of ADHD using several imaging modalities.
     In addition to ALTROPANE, we are developing a technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program is in preclinical development. We have identified several promising lead compounds. Provided that we are able to devote sufficient resources to continue and complete development activities and that the program results in data that support the continued development required to file an Investigational New Drug application, or IND, we anticipate that we will submit an IND for our technetium-based molecular imaging program during the first quarter of 2008.
     We believe that engaging a partner for our molecular imaging program, in particular, for the launch and commercialization of ALTROPANE, is likely to be the most effective means to maximize the value of the program. We believe that the POET-1 results will be instrumental in advancing our efforts to sign a commercial partner for ALTROPANE. If we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that support the continued development, we believe that we will be able to partner the molecular imaging program by the end of 2007.
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
     Our lead product candidate in axon regeneration is INOSINE. INOSINE is a proprietary axon regeneration factor that specifically promotes axon outgrowth in CNS neurons. In July 2004, we filed an IND application, or INOSINE IND, with the FDA for the use of INOSINE to enhance motor functional recovery after stroke. In September 2004, we announced that we received a written response to our INOSINE IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology and toxicology data. In August 2005, we completed and submitted the results of certain studies requested by the FDA. In October 2005, the FDA informed us that we remained on clinical hold pending receipt of additional preclinical information. We are currently exploring the most efficient means by which to address FDA’s questions regarding the axon regeneration process in order to obtain a release from the clinical hold. There is no assurance that we will be able to produce the information requested by FDA or be taken off clinical hold in order to initiate a Phase I trial under the INOSINE IND.
Parkinson’s Disease Therapeutic Program
     We are developing a DAT blocker for the treatment of PD. Our DAT blocker program is in preclinical development. We have identified several promising lead compounds. We believe that our DAT blockers have high selectivity for the DAT and may represent a novel and promising approach for both symptomatic management and disease modification in PD. By blocking the DAT and preventing dopamine from re-entering the neuron, there is an increased amount of dopamine at the nerve junctions to compensate for the dwindling dopamine production that is characteristic of PD. This may provide symptomatic relief. In addition, blocking dopamine and possible neurotoxins from entering the neuron through the DAT may protect the existing dopamine-producing neurons from further destruction, representing a potential means for preventing disease progression. Provided that we are able to devote sufficient resources to continue and complete development activities and that the program results in data that support the continued development required to file an IND, we anticipate that we will submit an IND for our PD therapeutic program during the first half of 2008.
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
     Our primary focus in the ocular therapeutic program is the development of Oncomodulin which is being tested to determine its potential utility to enhance axon regeneration after acute injury to the optic nerve and possibly for glaucoma. In May 2006, Nature Neuroscience published results of a study performed by our collaborator, Dr. Larry Benowitz of CMCC, in which Oncomodulin was shown to stimulate axon regeneration in the injured optic nerve in rodents.
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
Research and Development
     Following is information on the direct research and development costs including, but not limited to, process development, preclinical and clinical costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $17,254,000 on a cumulative basis.

	3rd Quarter
Program	2006	Year to Date	Cumulative
Molecular Imaging	$913,000	$2,898,000	$22,157,000
Axon Regeneration	$273,000	$770,000	$10,009,000
Parkinson’s Disease Therapeutic	$49,000	$99,000	$858,000
Ocular Therapeutic	$61,000	$193,000	$368,000
     Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of a New Drug Application, or NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. Even in Phase III clinical development, estimating the cost and the filing date for an NDA can be challenging due to the uncertainty regarding the number and size of the required Phase III trials. We are currently analyzing what additional expenditures may be required to complete the Phase III clinical trial program for ALTROPANE for the diagnosis of PS and cannot reasonably estimate the cost of this Phase III clinical trial program at this time.
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
Fair Value and Classification of Equity Instruments
     Historically, we have issued warrants to purchase shares of our common stock in connection with our debt and equity financings. We record each of the securities issued on a relative fair value basis up to the amount of the proceeds received. We estimate the fair value of the warrants using the Black-Scholes option pricing model. The Black-Scholes model is dependent on a number of variables and estimates including: interest rates; dividend yield; volatility; and the expected term of the warrants. Our estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, our estimated stock price volatility and the contractual term of the warrants. The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” or SFAS 123R. SFAS 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, or APB 25,

“Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.
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
     As of September 30, 2006, there remained approximately $2,180,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.45 years.
Results of Operations
Three months ended September 30, 2006 and 2005
     Our net loss attributable to common stockholders was $4,012,482 during the three months ended September 30, 2006 as compared with $3,549,868 during the three months ended September 30, 2005. Net loss attributable to common stockholders totaled $0.24 per share for the 2006 period as compared to $0.30 per share for the 2005 period. The increase in net loss attributable to common stockholders in the 2006 period was primarily due to higher operating expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2006 period was primarily due to an increase in weighted average shares outstanding of approximately 4,500,000 shares, primarily the result of the private placement of common stock completed in September 2005, offset by higher operating expenses.
     Research and development expenses were $2,167,532 during the three months ended September 30, 2006 as compared with $1,678,783 during the three months ended September 30, 2005. The increase in the 2006 period was primarily attributable to higher costs associated with our molecular imaging program of approximately $168,000 primarily associated with increased preclinical development activities; higher costs of approximately $148,000 associated with our axon regeneration program related to increased preclinical development activities; and higher compensation and related costs of $77,000 primarily related to increased stock-based compensation and headcount, partially offset by a reduction in severance costs. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with higher preclinical costs for our axon regeneration, DAT blocker and molecular imaging agent programs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,859,073 during the three months ended September 30, 2006 as compared with $1,897,892 during the three months ended September 30, 2005. The decrease in the 2006 period was primarily related to a reduction in lease costs of approximately $363,000 related to the lease at our former corporate headquarters and in costs incurred related to the relocation of our corporate headquarters of approximately $95,000. The decrease was offset by higher compensation and related costs of approximately $180,000 primarily related to increased stock-based compensation expense and headcount and higher costs of approximately $278,000 related to our collaboration, merger, acquisition and fundraising efforts. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our ALTROPANE molecular imaging agent program and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

     Interest expense was $12,500 during the three months ended September 30, 2006 as compared with $0 during the three months ended September 30, 2005. The increase in the 2006 period was attributable to the August Note.
     Investment income was $26,623 during the three months ended September 30, 2006 as compared with $26,807 during the three months ended September 30, 2005.
Nine months ended September 30, 2006 and 2005
     Our net loss was $11,901,606 during the nine months ended September 30, 2006 as compared with $8,291,872 during the nine months ended September 30, 2005. Our net loss attributable to common stockholders was $11,901,606 during the nine months ended September 30, 2006 as compared with $9,007,387 during the nine months ended September 30, 2005. Net loss attributable to common stockholders totaled $0.72 per share for the 2006 period as compared to $0.88 per share for the 2005 period. The increase in net loss in the 2006 period was primarily due to higher operating expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2006 period was primarily due to an increase in weighted average shares outstanding of approximately 6,300,000 shares, which was primarily the result of the private placement of common stock completed in September 2005.
     Research and development expenses were $6,481,875 during the nine months ended September 30, 2006 as compared with $4,411,531 during the nine months ended September 30, 2005. The increase in the 2006 period was primarily attributable to higher costs associated with our molecular imaging program of approximately $1,277,000 primarily associated with clinical trial costs for POET-1 and assembly and preparation of our safety and clinical databases for ALTROPANE; higher costs of approximately $358,000 associated with our axon regeneration program related to increased preclinical development activities; and higher compensation and related costs of $380,000 primarily related to increased stock-based compensation expense and headcount, partially offset by a reduction in severance costs.
     General and administrative expenses were $5,560,039 during the nine months ended September 30, 2006 as compared with $3,898,556 during the nine months ended September 30, 2005. The increase in the 2006 period was primarily related to higher compensation and related costs of approximately $1,251,000 primarily related to increased stock-based compensation expense and headcount; higher costs of approximately $512,000 related to our collaboration, merger, acquisition and fundraising efforts; and higher commercialization and communication costs of approximately $196,000. The increase was partially offset by approximately $130,000 associated with a special meeting of stockholders held in February 2005; a reduction in lease costs of approximately $399,000 related to the lease at our former corporate headquarters; and a reduction in costs incurred related to the relocation of our corporate headquarters of approximately $127,000.
     Other expenses was $0 during the nine months ended September 30, 2006 as compared with $2,232 during the nine months ended September 30, 2005.
     Interest expense was $12,500 during the nine months ended September 30, 2006 as compared with $45,965 during the nine months ended September 30, 2005. The decrease in the 2006 period was attributable to non-cash interest expense incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by Ingalls & Snyder Value Partners, L.P. in return for its immediate exercise in cash. This decrease was partially offset by $12,500 in interest expense related to the August Note.
     Investment income was $152,808 during the nine months ended September 30, 2006 as compared with $66,412 during the nine months ended September 30, 2005. The increase in the 2006 period was primarily due to higher average cash, cash equivalent, and marketable securities balances and higher interest rates during the 2006 period.
     Accrual of preferred stock dividends was $0 during the nine months ended September 30, 2006 as compared with $715,515 during the nine months ended September 30, 2005. In December 2003, we issued 800 shares of Series E Cumulative Convertible Preferred Stock, or Series E Stock, with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in September 2005. In February 2005, we entered into agreements with the holders of Series E Stock, or the Holders, whereby the Holders agreed to convert their Series E Stock into common stock. We agreed to pay a dividend of $564.44 for each share of Series E Stock converted into common stock by the Holders and to lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of

$59,523 to net loss attributable to common stockholders during the nine months ended September 30, 2005 related to the accrual of preferred stock dividends.
     Liquidity and Capital Resources
     Net cash used for operating activities totaled $9,987,448 during the nine months ended September 30, 2006 as compared with $7,505,103 during the nine months ended September 30, 2005. The increase in the 2006 period is primarily related to higher operating expenses in the 2006 period. Net cash provided by investing activities totaled $8,767,702 during the nine months ended September 30, 2006 as compared with net cash used for investing activities of $8,126,614 during the nine months ended September 30, 2005. The increase in the 2006 period primarily reflects the proceeds from the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $2,004,905 during the nine months ended September 30, 2006 as compared with $18,449,835 during the nine months ended September 30, 2005. The difference in financing activities principally reflects the effect of the March and September 2005 private placements described below.
     As of September 30, 2006, we had incurred total net losses since inception of approximately $129,000,000. To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale of preferred stock and common stock, as well as notes payable and convertible debentures.
     A summary of financings completed during the three years ended September 30, 2006, is as follows:

Date	Net Proceeds Raised	Securities Issued
August 2006	$2.0 million	Notes payable
September 2005	$12.8 million	Common stock
March 2005	$5.0 million	Common stock
December 2003	$7.0 million	Convertible preferred stock and warrants
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At September 30, 2006, we had available cash and cash equivalents of approximately $1,364,000 and working capital deficit of approximately $2,705,000. The cash and cash equivalents available at September 30, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at September 30, 2006, combined with the remaining $6,000,000 available to us under the Notes and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through March 2007. In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other related fundraising efforts or that additional or sufficient funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of equity securities to, Robert Gipson or Thomas Gipson. If we are unable to raise additional capital we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. On November 6, 2006, the closing price of our common stock was $3.55. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     New Accounting Pronouncement
     In July 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the expected impact, if any, of adopting FIN 48 on our consolidated financial statements.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the expected impact, if any, of adopting FAS 157 on our consolidated financial statements.
     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial statements.
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
Item 4 — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The following discussion includes four revised risk factors “We will need substantial additional funding in order to continue our business and operations. If we are unable to secure such funding on acceptable terms, we may need to cease operations, significantly reduce, delay or cease one or more of our research or development programs, or surrender rights to some or all of our technologies”, “If our preclinical testing and clinical trials are not successful, we will not obtain regulatory approval for commercial sale of our product candidates”, “If any collaborator terminates or fails to perform its or their obligations under agreements with us, the development and commercialization of our product candidates could be delayed or terminated” and “If we are unable to maintain our key working relationships with our key collaborators, including Harvard and its Affiliates and Children’s Medical Center Corporation, we may not be successful since substantially all of our current technologies were licensed from, and most of our research and development activities were performed by, such collaborators. We expect that a substantial portion of our future development efforts will be based upon technologies developed by and research and development performed by these collaborators.” that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, we have deleted the risk factor entitled “Changes in stock option accounting rules may have a significant adverse affect on our operating results” and we have added a new risk factor entitled “Changes in estimates under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.”
Risks Related to our Financial Results and Need for Additional Financing
WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES.
     Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. As of September 30, 2006, we have incurred cumulative net losses since inception of approximately $129,000,000 and have a net working capital deficit of approximately $2,705,000. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by the introduction of competitors’ products and other market factors. We expect to incur significant operating losses for at least the next three years. The level of our operating losses may increase in the future if more of our product candidates begin human clinical trials. We will never generate revenues or achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. This will require us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for our product candidates, and manufacturing, marketing and selling them. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE MAY NEED TO CEASE OPERATIONS SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES.
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
     For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at September 30, 2006, combined with the remaining $6,000,000 available to us under the Notes and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through March 2007. In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: collaboration, merger, acquisition or other transaction with other pharmaceutical or biotechnology companies, or through a debt financing or equity offering. We are currently engaged in collaboration, merger, acquisition and other related fundraising efforts. There can be no assurance, however, that we will be successful in our collaboration, merger, acquisition or other fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of equity securities to, Robert Gipson or Thomas Gipson. If we are unable to raise additional or sufficient capital we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in such financing. On November 6, 2006, the closing price of our common stock was $3.55. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50. Alternatively, to secure such funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies or grant licenses on terms that are not favorable to us. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity and/or debt financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities.
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
     Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates, expected option lives and the probability of achieving certain milestones for performance-based stock-based awards, to build a model for appropriately valuing share-based compensation. The estimation of stock awards that will ultimately vest and the probability of achieving certain milestones for performance-based stock-based awards requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded on a prospective basis beginning in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results in accordance with accounting principles generally accepted in the Unites States that are consistent with previously provided financial guidance concerning our expected results of operations.
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

Risks Related to Regulation
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
     In September 2006, we announced statistically significant results for the primary endpoint of POET-1. The POET-1 trial was designed to assess whether diagnosis using ALTROPANE scans is more accurate than the clinical diagnosis of PCPs in distinguishing between tremors caused by PS and those associated with other disorders, as judged by comparison to a definitive diagnosis from an MDS. The data from POET-1 demonstrated that ALTROPANE scans showed statistically significant superiority over the diagnosis of PCPs on measures of both specificity and sensitivity, the primary endpoint of the trial. Based on data analyzed to date, with the exception of one “possibly-related” urinary tract infection that resolved after treatment, there were no drug-related serious adverse events. In order to avoid potential bias to further clinical development of ALTROPANE and in keeping with the FDA guidance to us, detailed results of POET-1 cannot be disclosed at this time.
     We are working with expert advisors and the FDA to determine the most direct route to FDA approval, and to finalize our plans for POET-2 and the remaining clinical development of ALTROPANE. We plan to provide further guidance as we gain insight into what further work will be required to seek regulatory approval, including specifics regarding POET-2 and any other studies that may be necessary. There is no assurance that the results obtained to-date and/or any further work completed in the future will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.
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
•	Our ability to protect our technologies could be delayed or negatively affected if the United States Patent and Trademark Office, or USPTO, requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interference or litigation proceeding;

•	Our patents may infringe the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and proprietary know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.
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

     Dr. Benowitz, Dr. Bianchine and Dr. Langer provide scientific consultative services resulting in total payments of approximately $105,000 per year. Dr. Benowitz provides scientific consultative services primarily related to our axon regeneration and ocular programs. Dr. Bianchine provides scientific consultative services primarily related to our axon regeneration and DAT blocker programs. Dr. Langer provides consultative services primarily related to scientific and business services.
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
     Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the technetium-based molecular imaging agents expire beginning in 2020. The patents within our axon regeneration program expire beginning in 2016. The patents within our DAT blocker program expire beginning in 2015.
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
Risks Related to our Stock
OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE AND CAN BE AFFECTED BY FACTORS UNRELATED TO OUR BUSINESS AND OPERATING PERFORMANCE.
     The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general periodically experiences significant price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in significant fluctuations in the price of our common stock, which could cause a decline in the value of your investment. The market price of our common stock may be influenced by many factors, including:
•	Announcements of technological innovations or new commercial products by our competitors or us;

•	Announcements in the scientific and research community;

•	Developments concerning proprietary rights, including patents;

•	Delay or failure in initiating, conducting, completing or analyzing clinical trials or problems relating to the design, conduct or results of these trials;

•	Announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	Developments concerning our collaborations;

•	Publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	Failure of any of our product candidates to achieve commercial success;

•	Our ability to manufacture products to commercial standards;

•	Conditions and publicity regarding the life sciences industry generally;

•	Regulatory developments in the United States and foreign countries;

•	Changes in the structure of health care payment systems;

•	Period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	Departure of our key personnel;

•	Future sales of our common stock;

•	Investors’ perceptions of us, our products, the economy and general market conditions;

•	Differences in actual financial results versus financial estimates by securities analysts and changes in those estimates; and

•	Litigation.

Item 6 — Exhibits

31.1	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).

31.2	Certification pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC (Registrant)

DATE: November 14, 2006	/s/ PETER G. SAVAS

Peter G. Savas
Chief Executive Officer
(Principal Executive Officer)

DATE: November 14, 2006	/s/ KENNETH L. RICE, JR.

Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration
And Chief Financial Officer
(Principal Financial and Accounting Officer)