Form 10-K
period 2006-12-31
BOSTON LIFE SCIENCES INC /DE
filed 2007-04-02
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-6533

BOSTON LIFE SCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	87-0277826
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

85 MAIN STREET	01748
HOPKINTON, MASSACHUSETTS	(Zip Code)
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code
(508) 497-2360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value (Excluding Rights to Purchase Preferred Stock)	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

               Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on June 30, 2006 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 10,215,786 outstanding shares of voting stock held by nonaffiliates of the registrant was $33,303,462.

As of March 26, 2007, there were 16,698,074 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1.  Business.

Overview

We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products that target unmet medical needs in the treatment and diagnosis of central nervous system, or CNS, disorders. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:

•	Nerve repair program focused on the functional recovery from CNS disorders resulting from traumas, such as spinal cord injury, or SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and Attention Deficit Hyperactivity Disorder, or ADHD; and

•	Neurodegenerative program focused on treating the symptoms of PD and slowing or stopping the progression of PD.

Our clinical and preclinical product candidates for which we control worldwide commercial rights are set forth in the following table:

Product Candidate	Indication(s)	Phase

Nerve Repair Program
CETHRIN®	Treatment — SCI	Phase I/IIa
INOSINE	Treatment — SCI/Stroke	Preclinical
Oncomodulin	Treatment — Eye diseases	Preclinical
Molecular Imaging Program
ALTROPANE®	Diagnosis — PD	Phase III
ALTROPANE®	Diagnosis — ADHD	Phase II
Technetium-based agents	Diagnosis — PD/ADHD	Preclinical
Neurodegenerative Program
Dopamine Transporter, or DAT, blockers	Treatment — PD	Preclinical

Our goal is to become a profitable biotechnology company and an industry leader in the development of therapeutic and diagnostic products for CNS disorders. Our strategy is to invent, license or acquire technologies, resources and products that have the potential to strengthen our product pipeline and to advance them to market. We focus our efforts both on programs that we may control throughout the development and commercialization phases and programs that we expect will involve a partner. We support sponsored academic research with notable university affiliates in the Boston area to broaden our intellectual property estate. We believe the best way to create value for our shareholders is to continue the transformation of our product candidate pipeline to one dominated by therapeutic agents for nerve repair and supported by strategic partnerships for our other programs. We believe we will achieve this objective through:

•	Acquisitions of complementary nerve repair companies, products and/or technologies;

•	Continued development of the preclinical and clinical product candidates in our nerve repair program;

•	Expansion and protection of our intellectual property; and

•	Strategic partnerships to advance development and commercialization of our product candidates.

As of December 31, 2006, we have experienced total net losses since inception of approximately $143,500,000, stockholders’ deficit of approximately $16,572,000, and net working capital deficit of approximately $16,850,000, of which $9,000,000 was funded through borrowings under the March 2007 Purchase Agreement (discussed below). For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at December 31, 2006, combined with the remaining $6,000,000 available to us under a convertible promissory note purchase agreement, referred to as the March 2007 Purchase Agreement, entered into by us on March 22, 2007 (discussed below) with Robert Gipson, our former director, Thomas Gipson, and Arthur Koenig, our significant stockholders, collectively referred to as the March 2007 Note Holders, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the March 2007 Note Holders. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2007 Purchase Agreement or Amended Notes (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including the March 2007 Note Holders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On March 26, 2007, the closing price of our common stock was $2.57. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Our ability to continue to advance our clinical programs, including the development of CETHRIN and the ALTROPANE molecular imaging agent, and our preclinical programs will be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for CETHRIN or the ALTROPANE molecular imaging agent.

We were organized in 1992 and are incorporated in Delaware. Our principal executive offices are located at 85 Main Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 497-2360. In this Annual Report on Form 10-K, the terms “Boston Life Sciences”, the “Company”, “we”, “us” and “our” include Boston Life Sciences, Inc. and its subsidiaries. The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K: CETHRIN®, ALTROPANE® and FLUORATECtm. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

Recent Developments

CETHRIN License

On December 28, 2006, we entered into a license agreement, or the CETHRIN License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including but not limited to CETHRIN as further defined in the CETHRIN License. The CETHRIN License calls for us to conduct development and commercialization activities of CETHRIN, to pay certain pre-commercialization milestones and on-going royalties on sales of CETHRIN when and if approved for marketing. The CETHRIN License includes a development plan with discrete development milestones which, if not met, could result in additional payments to BioAxone and/or loss of some or all of our license rights.

Under the CETHRIN License, we agreed to $10,000,000 in up-front payments of which we paid BioAxone $2,500,000 upon execution of the CETHRIN License and an additional $7,500,000 on March 26, 2007. We also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country.

The CETHRIN License provides for indemnification and termination clauses that are consistent with industry practice. Additionally, if we fail to launch a licensed product within twelve months of obtaining marketing approval for such product in the United States, at least two specified European countries or Japan, BioAxone may terminate our rights under the CETHRIN License in whole or in part in the United States, the European Union or Japan.

March 2007 Promissory Notes

On March 22, 2007, we entered into the March 2007 Purchase Agreement with the March 2007 Note Holders pursuant to which we have the ability to borrow up to $15,000,000 prior to December 31, 2007. Any amounts borrowed by us under the March 2007 Purchase Agreement will bear interest at the rate of 5% per annum and may be converted, at the option of the March 2007 Note Holders (i) into shares of our common stock at a conversion price per share of $2.50 any time after December 31, 2007, (ii) the right to receive royalty payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a March 2007 Note Holder elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future royalty payments will become due and payable by upon the earlier of December 31, 2010 or the date of which a March 2007 Note Holder declares an event of default (as defined in the March 2007 Purchase Agreement). However, each March 2007 Note Holder is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such March 2007 Note Holder, when taken together with all shares of common stock then held or otherwise beneficially owned by such March 2007 Note Holder exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to such March 2007 Note Holder, exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder. At March 31, 2007, we have borrowed $9,000,000 under the March 2007 Purchase Agreement, of which $7,500,000 of the proceeds were used to make our license payment under the CETHRIN License referred to above.

On March 22, 2007, we issued a third amended and restated unsecured promissory note for $5,000,000 to Robert Gipson and a second amended and restated unsecured promissory note for $5,000,000, collectively the Amended Notes, to Thomas Gipson. The Amended Notes eliminated all outstanding principal and accrued interest due and payable on the notes previously issued to Robert Gipson and Thomas Gipson, or the Lenders, and eliminated our right to prepay any portion of the Amended Notes. On or after June 15, 2007, the Lenders shall effect the conversion of the outstanding principal under the Amended Notes into shares of our common stock at a conversion price of $2.50 per share. However, each Lender is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Lender, when taken together with all shares of common stock then held or otherwise beneficially owned by such Lender exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to such Lender, exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

We are subject to certain debt covenants pursuant to the Amended Notes and the March 2007 Purchase Agreement. If we (i) fail to pay the principal or interest due under the Amended Notes or the March 2007 Purchase Agreement, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Amended Notes and the March 2007 Purchase Agreement may become immediately due and payable by us. In addition, without the consent of the lenders, we may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the March 2007 Purchase Agreement and the Amended Notes), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.

Product Development

Nerve Repair Program

Background

Injuries to the brain and spinal cord can result in severe disability. In a limited way, backup or so-called accessory nerve pathways can partially compensate for those that have been destroyed, resulting in some recovery with rehabilitation. It has been widely believed that human beings are not capable of regenerating damaged or destroyed nerves in their CNS leading to the conclusion that recovery of function in severely injured patients is not possible or likely. Most research to date has focused on preventing further damage to nerves as a result of a stroke, spinal cord injury or traumatic brain injury; so-called “neuroprotection”. However, ongoing research by our scientific collaborators and others has indicated that axons, the portion of nerves that permit connections and signaling between nerve cells, can be induced to grow, potentially enabling function controlled by damaged nerves to return. Published studies have begun to describe and analyze, for the first time, biochemical pathways inside and outside of nerve cells that facilitate nerve repair, allowing molecular targets for product candidates to be identified and evaluated. This research could potentially provide an avenue by which drug intervention could be utilized to support functional recovery in severe CNS injury. These studies have identified certain factors that stimulate axon regeneration and others whose presence inhibits axon regeneration. Importantly, these studies have reduced the uncertainty around functional recovery based on axon regeneration and clearly distinguished it from neuroprotection.

In May 2006, we entered into two license agreements, or the CMCC Licenses, with Children’s Medical Center Corporation (also known as Children’s Hospital Boston), or CMCC, to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. Additionally, we entered into two three-year sponsored research agreements with CMCC, or the Sponsored Research Agreements, to support approaches to activate pro-regenerative pathways that stimulate axon regeneration, led by Dr. Larry Benowitz, and for approaches to deactivate anti-regenerative pathways that inhibit axon regeneration, led by Dr. Zhigang He. In December 2006, we entered into the CETHRIN License. We believe that these agreements extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing the rights to the technologies of two complementary approaches for axon regeneration is part of our strategy to build a broad platform of technology and intellectual property for the development of nerve repair therapeutics. We believe that the assembly of broad intellectual property and technology in nerve repair will create competitive advantages. The simultaneous implementation of the sponsored research programs may open avenues for exploring combination therapies for intractable CNS disorders. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.

Market Opportunity

We believe that our nerve repair product candidates have the potential to change the current clinical outcome for patients with SCI, stroke, glaucoma and other CNS injuries. According to the Center for Disease Control, the incidence of SCI in the United States is approximately 11,000 cases annually. The American Stroke Association states that approximately 700,000 in the United States suffer from a stroke each year. And although the incidence of glaucoma is uncertain, Prevent Blindness America cites the prevalence as more than 3,000,000 in the United States. Treatment options for these patients with these disorders are presently limited and most patients are forced to spend the remainder of their lives with loss of function and ability to complete ordinary activities of daily living.

CETHRIN

Background

CETHRIN is an engineered fusion protein that inhibits the action of Rho, a key enzyme in an important pathway that prevents axon regeneration. Rho potentially plays an important role in a wide range of indications, including acute SCI, macular degeneration and glaucoma. Injury to neurons in the spine activates the Rho pathway and Rho activation prevents axon regeneration. The ability to turn off or inhibit Rho activation has been shown to facilitate axon regeneration in experimental models.. CETHRIN is a one time application delivered during surgery to stabilize the patient shortly after their SCI occurs. CETHRIN is currently mixed with a fibrin sealant and applied directly at the site of injury at the time of decompression surgery.

In December 2006, we licensed worldwide exclusive rights to develop CETHRIN. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Preclinical Development

Experiments and animal tests conducted by BioAxone demonstrated that CETHRIN improved motor function recovery by inactivating Rho and inducing axon regeneration. In addition, published studies from independent laboratories using proteins similar to CETHRIN demonstrated that inactivation of the Rho-signaling pathway promotes axon regeneration, neuroprotection and functional recovery after SCI.

Phase I/IIa

In February 2005, enrollment began in the current open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial. The trial enrolled patients who suffered a complete thoracic or cervical SCI. These patients were initially classified as an A on the American Spinal Injury Association, or ASIA Impairment Scale. The ASIA Impairment Scale is scored using 5 categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. The trial was designed primarily as a safety trial in acute SCI but also included evaluations for efficacy measurements that assessed improvement of patients’ sensory and motor functions as well as overall recovery. The trial is designed for a number of post-treatment evaluations of the patients for safety and efficacy for up to one year after treatment.

In November 2006, interim results were reported on 37 patients enrolled to that point from nine centers in the United States and Canada. The safety, tolerability and neurological outcome from the six-week follow up at each of the four dose levels (0.3mg, 1mg, 3mg and 6mg) indicated that CETHRIN is safe and well tolerated. There were no serious adverse events related to CETHRIN as determined by the investigators and the independent data monitoring committee, or DMC (previously referred to as the Data Safety Monitoring Board). There were two deaths of patients enrolled in the trial. The DMC and the clinical investigators determined that the two deaths were due to causes related to their initial SCI, other injuries, or preexisting conditions and not to CETHRIN.

In November 2006, the data showed that 31% of the patients (11 of 36) who had reached the 6 weeks post-treatment follow-up had recovered some sensory and/or motor function below the site of their injury (ASIA A conversion to ASIA B or better) and that 8% of the patients (3 of 36) had improved to ASIA C or better. Additionally, 27% of the patients (6 of 22) who had reached the 6 month post-treatment follow-up had improved from ASIA A to ASIA B or better and 18% of the patients (4 of 22) had improved to ASIA C or better. We plan to release additional interim data from the trial in the second quarter of 2007.

In February 2007, enrollment was initiated at 9mg in Canada to determine the safety and efficacy of CETHRIN at higher doses. Following review of the data by the FDA, we plan to initiate enrollment at 9mg in the U.S. We expect to complete enrollment for the Phase I/IIa trial in the third quarter of 2007. The full results of the trial will be analyzed after all post-treatment evaluations are completed in 2008.

Phase IIb/III

Based on the results to date, we are planning a Phase IIb/III trial for CETHRIN. We expect to meet with the FDA and Health Canada on this proposed study in the third quarter of 2007. If we are able to obtain approval to conduct the study, we plan to begin the Phase IIb/III trial in North America by the end of 2007 or early 2008. We also plan to meet with European Union, or EU, regulatory authorities in order to initiate clinical trials of CETHRIN in Europe in 2008.

Marketing and Sales

The Food and Drug Administration, or FDA has designated CETHRIN as an Orphan Drug. We believe that this designation could provide us considerable strategic advantages. Orphan Drug designation gives us a seven-year market exclusivity period after FDA approval, waives select fees and streamlines the requirements for clinical development, potentially helping to accelerate the approval process and reduce costs. Orphan Drug designation also provides certain tax advantages.

INOSINE

Background

Inosine is a proprietary regenerative factor that specifically promotes axon outgrowth in CNS neurons. It is a purine nucleoside that is a naturally occurring compound. We refer to the manufactured drug product candidate formulated for human administration as INOSINE to differentiate it from the naturally occurring compound which we refer to as inosine.

We have licensed worldwide exclusive rights to develop INOSINE and other therapeutic approaches to activate pro-regenerative pathways that stimulate nerve repair as part of our CMCC Licenses. The CMCC Licenses provide for milestone payments and royalties based on product sales that are consistent with industry averages for such products. In September 2003, we entered into an agreement with Codman & Shurtleff, Inc., or Codman, a Johnson & Johnson subsidiary whereby Codman provided us with implantable pumps and intracerebroventricular, or ICV, catheters for our preclinical studies of INOSINE. In exchange for their support of our development program and regulatory submissions, Codman received a right of first refusal to exclusively license our intellectual property regarding INOSINE including, but not limited to, a right to co-develop INOSINE with Codman’s medical devices in the event that we offer similar rights to others. Codman’s rights are subject to specified terms and could extend from the date of certain completed pilot studies through the completion of Phase II clinical testing of INOSINE. However, we can provide no assurances that we will ever offer such rights to another party or that Codman will exercise their right of first refusal.

Preclinical Development

We believe that experiments and animal tests, including those conducted by our principal collaborating scientist, Dr. Larry Benowitz and his colleagues at CMCC, demonstrate significant progress in the search for potentially important nerve repair agents for stroke and SCI. In published work, Dr. Benowitz and his colleagues showed that Inosine stimulated axon growth in an animal model of SCI. Almost all of the treated animals showed signs of extensive axon regeneration from the uninjured to the injured side of the spinal cord, specifically the corticospinal tract. In related published work, Inosine treatment was also shown to produce functional recovery in an experimental rat model of stroke. The improvement in forelimb and hindlimb function in the treated animals was statistically significant over the control group rats.

Investigational New Drug Application — Stroke

In July 2004, we filed an Investigational New Drug, or IND, application, or INOSINE IND, with the FDA for the use of INOSINE by direct ICV infusion into the ventricle of the brain to enhance motor functional recovery after stroke. In September 2004, we announced that we received a written response to our INOSINE IND filing from the FDA. In its response, the FDA placed our Phase I study on clinical hold pending the submission of additional pharmacology, toxicology and safety data. In August 2005, we completed and submitted the results of certain studies requested by the FDA. In October 2005, the FDA informed us that we remained on clinical hold pending receipt of additional preclinical information. After a thorough review of the avenues available to us and conferring with outside experts in the field, we believe that the preclinical studies done previously are not sufficient to enable us to obtain a release of the current clinical hold.

In light of the progress of the CETHRIN Phase I/IIa clinical program for SCI, the ongoing challenges of delivering INOSINE by ICV infusion to treat stroke, and the INOSINE preclinical data to treat SCI, we plan to utilize our currently available resources to advance CETHRIN into a Phase IIb/III trial and to undertake preclinical development of INOSINE to treat SCI. We believe that INOSINE and potentially other regenerative factors in our pipeline, may have important value in treating stroke. However, we also believe that the most effective means to advance this indication into clinical trials will be through a partnership with a larger company with adequate resources to fund the sizable investment required for clinical trials in stroke today.

Investigational New Drug Application — Spinal Cord Injury

Our development of INOSINE for the treatment of SCI is in preclinical development. We are undertaking preliminary work on a new formulation of INOSINE which, if successful, would support IND-enabling animal studies. Provided that we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that support the continued development required for an IND, we anticipate that we will submit an IND for INOSINE for functional recovery in SCI in the second half of 2008.

Oncomodulin

Oncomodulin is a naturally-occurring protein that is reported by our scientific collaborators to enhance axon regeneration in cellular assays and animal models. Using recombinant Oncomodulin, our collaborating scientists have been able to stimulate regeneration of the optic nerve to a degree greater than had previously been documented in scientific literature and showed that the regenerated fibers passed through an optic nerve crush injury and extend for several millimeters along the degenerated optic nerve tract towards the brain. Oncomodulin is being evaluated as a therapeutic for potential ocular indications, including re-growth of axons after optic nerve injury or damage of retinal ganglion cells from intraocular pressure caused by glaucoma.

We have licensed worldwide exclusive rights to develop Oncomodulin alone or in combination with other approaches to activate regenerative pathways for axon regeneration as part of our CMCC Licenses. The CMCC Licenses provide for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

The overall objective with the program is to develop a sufficiently broad and comprehensive set of in-vitro and animal data to demonstrate to potential development and commercialization partners the potential utility of our compounds as therapeutics for important eye diseases and regeneration of damaged optic nerve axons.

Molecular Imaging Program

ALTROPANE Molecular Imaging Agent

Background

The ALTROPANE molecular imaging agent is a radiolabeled imaging agent that contains the radioactive element 123I and binds with extremely high affinity and specificity to the DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. We believe that the amount of ALTROPANE taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing neurons, death of these neurons results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when ALTROPANE is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This decrease in ALTROPANE binding in patients with PD is the theoretical basis for using ALTROPANE imaging as a diagnostic test for PS, including PD.

The route of administration for ALTROPANE is by intravenous injection. Since ALTROPANE contains radioactive 123I, it can be used as a nuclear imaging agent that can be detected using a specialized nuclear medicine instrument known as a Single Photon Emission Computed Tomography, or SPECT, camera. The strength of the SPECT signal generated by ALTROPANE is proportional to the number of DATs present and produces images that distinguish PS and non-PS patients. SPECT cameras are widely available in both community and academic medical centers. The scanning procedure using ALTROPANE takes less than one hour to complete. Results of these tests are usually available the same day as the scanning procedure.

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

Our development of ALTROPANE as an aid in the diagnosis of PS and related movement disorders, including PD is in a Phase III clinical program. Our development of ALROPANE as a diagnostic for ADHD has completed its second Phase II clinical trial. The planned allocation of resources to CETHRIN, ALTROPANE for PD and INOSINE for the upcoming year has led us to conclude that we should delay additional clinical work in our ADHD program.

Diagnostic for Parkinsonian Syndromes (PS)

Background

PS is characterized by loss of dopamine-producing neurons resulting in a variety of movement disorders, especially tremors and gait problems. The most prevalent form of PS is PD which is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. PD is caused by a significant decrease in the number of dopamine producing neurons in specific areas of the brain. Inadequate production of dopamine causes, at least in part, the PD symptoms of tremor, muscle retardation and rigidity. PD can be difficult to diagnose using subjective analyses and can be confused with Essential Tremor, or ET. ET manifests with clinical symptoms very similar to those of PD. However, ET is not a neurodegenerative condition and patients with the condition do not need the drugs routinely prescribed to PD patients.

Need for an Objective Diagnosis

To our knowledge, there is presently no approved objective test commercially available in the United States to diagnose PS and to differentiate it from other movement disorders. According to published data, clinical criteria used to diagnose PS is prone to high error rates especially in early stages of PD. This highlights the critical need for an effective diagnostic. Presently, patients who have experienced tremors and other evidence of a movement disorder may pursue diagnosis and treatment with a number of medical professionals. These include an internist or general practitioner, also known as a primary care physician, or PCP, a neurologist, or a movement disorder specialist, or MDS, whose practice is focused on movement disorders.

Patients can exhibit symptoms and/or have clinical histories that are inconclusive. A primary tool utilized to diagnose PD or PS is a clinical history and a physical exam. However, studies in the literature have reported error rates in diagnosing PD or PS from a low of 10% for MDSs to as high as 40 to 50% for PCPs.

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

Phase I and Phase II Trials

Our Phase I trials for ALTROPANE enrolled 39 patients. Our Phase II trial for ALTROPANE enrolled 37 patients and the results showed that patients with early or mild PD were reliably differentiated from unaffected patients based on the ALTROPANE molecular imaging agent scan. There were no ALTROPANE related serious adverse events reported in the studies.

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

Phase III Trial — Parkinson’s or Essential Tremor (POET-1)

In April 2004, we reached an agreement with the FDA under the Special Protocol Assessment, or SPA, process regarding our protocol design for a new Phase III clinical trial of ALTROPANE designed to distinguish PS from non-PS in patients with tremors. This trial was designed to enroll a minimum of 500 patients and required that the statistical significance of the results reach a p-value of less than 0.02. Under the SPA, interim analysis of trial data was not permitted. Patient enrollment in this trial was initiated in July 2004 and continued into 2005. In August 2005, we reached agreement with the FDA on a new SPA providing for an amended Phase III program that specified two sequential clinical protocols: 1) Parkinson’s or Essential Tremor-1, or POET-1, and 2) a new protocol Parkinson’s or Essential Tremor-2, or POET-2. This new SPA permitted us to conduct two smaller Phase III trials and lower the statistical endpoint hurdle of the two trials from p<0.02 to p<0.05. The FDA agreed to allow all patients enrolled under the terms of the old SPA to be retained for purposes of the new SPA. Under the new SPA and consistent with the terms of the old SPA, interim analysis of the blinded data was not permitted and monitoring of non-blinded data was allowed. Publication of the detailed results of POET-1 prior to the completion of POET-2 was also prohibited to avoid biasing POET-2. A diagnosis of a MDS was utilized as the “gold standard.” The primary endpoint for POET-1 was the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of a PCP.

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

Phase III Trial — Parkinson’s or Essential Tremor (POET-2)

We are working with expert advisors and the FDA to determine the most direct route to FDA approval, and to finalize our plans for the remaining clinical development of ALTROPANE, including POET-2. We plan to meet with the FDA in the second quarter of 2007 and initiate POET-2 in the third quarter of 2007. We also plan to meet with EU authorities to discuss clinical development of ALTROPANE in Europe. If supported by the outcome of our meeting, we may be able to initiate clinical trials of ALTROPANE in Europe in 2008.

In addition to our clinical work, to support our commercialization efforts we are supporting a physician’s study for ALTROPANE in the diagnosis of PS by leading investigators in the molecular imaging field. We expect to receive the results from this study by the third quarter of 2007.

Marketing and Sales

We believe that engaging a partner for our molecular imaging program for the launch and commercialization of ALTROPANE is likely to be the most effective means to maximize the value of the program. We believe that the POET-1 results and a clearly defined path with FDA for POET-2 and the remaining clinical development of ALTROPANE will be instrumental in advancing our efforts to sign a commercial partner for ALTROPANE. If we are able to devote sufficient resources to continue and complete certain development activities and the program results in data that support the continued development, we believe that we will be able to partner the molecular imaging program by the end of 2007 or early 2008.

Market Opportunity

It has been estimated that approximately 140,000 individuals in the United States per year present to their physician with new, undiagnosed movement disorders such as PD and ET, and are therefore candidates for a scan using the ALTROPANE molecular imaging agent to diagnose or rule out early PS. It has also been estimated by the National Institute of Neurological Disorders and Stroke and the National Parkinson’s Foundation, that the number of people in the United States with PD is between 500,000 and 1,500,000. In addition, a study done by the World Health Organization claims that approximately 4,000,000 individuals suffer from PD worldwide. The number of individuals affected by PD is expected to grow substantially as people continue to live longer and the overall population ages

Diagnostic for Attention Deficit Hyperactivity Disorder (ADHD)

Background

ADHD is a chronic disorder that is characterized by inattention, impulsivity and hyperactivity. ADHD is the most commonly diagnosed behavioral disorder in children and is among the fastest growing psychiatric disorder in adults. Adults with ADHD tend to have fewer problems with hyperactivity, but more problems with inattention and distractibility. Many patients with ADHD often express other psychiatric disorders as well, such as depression, anxiety, obsessive compulsive disorder, and alcohol and substance abuse.

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

Phase II Trials

Our initial Phase II trial enrolled 40 adult patients and was designed to expand and elaborate on the findings obtained in the Physician’s Sponsored IND trial. The results of the trial indicated that the ALTROPANE molecular imaging agent was a successful indicator of adults with long-standing expertly-diagnosed ADHD. In this Phase II study, adults (ages 20-40) diagnosed by clinical experts as having ADHD had statistically significant elevations in the number of their brain dopamine transporters compared to unaffected (non-ADHD) individuals of the same age group. The statistically significant separation of ADHD from unaffected individuals based on the ALTROPANE SPECT scan in this study confirmed the results of the Physician’s Sponsored IND study.

Our Phase IIb trial enrolled 32 adult patients and was designed to confirm the results of the first Phase II trial and to ensure that the trial design and quantification algorithms were appropriate for this patient population. Based on the data reviewed to date, we believe that further Phase II clinical work will be necessary. The planned allocation of resources to CETHRIN, ALTROPANE for PD and INOSINE for the upcoming year has led us to conclude that we should delay additional clinical work in our ADHD program. However, we believe the potential use of our molecular imaging agents for the diagnosis of ADHD continues to be a viable indication worth exploring and that this indication supported by the intellectual property issued to our licensor in July 2006, could be strategic in our partnering efforts for our molecular imaging program.

Market Opportunity

It has been estimated by the Children and Adults with ADHD that 2 to 4% of adults in the United States have ADHD. In addition, the American Psychiatric Association estimates that 3 to 7% of school-age children in the United States have ADHD. We believe that an effective diagnostic for ADHD will enable physicians to identify those patients that have ADHD versus those who suffer from other behavioral disorders. For treatment to be successful, it is important to distinguish ADHD from other behavior or learning disorders. Many children carry ADHD into adulthood which may not only result in failure in school early in life but also underachievement later in life.

Technetium-Based Molecular Imaging Agent

Background

We are developing a new second generation compound that will selectively bind the same DAT protein recognized by ALTROPANE. The new compound will incorporate the technetium-99m, or 99mTc, radiolabel, which is routinely available from a 99mTc generator in hospital radiopharmacies. The SPECT imaging agent will be prepared on site by a nuclear medicine department using our supplied kit rather than being centrally prepared and distributed as ALTROPANE is today. This new agent will be designed to function in a SPECT scan in a very similar manner to that of ALTROPANE. The imaging agent developed will pass through the blood brain barrier after intravenous injection and rapidly and selectively bind the DAT protein in the brain (striatum region) with high affinity. The unbound agent will clear the brain rapidly to allow high contrast SPECT scans on the day of administration. Under the correct conditions, the SPECT scan data reflect the number of DAT proteins. This is useful in the diagnoses and detection of diseases or conditions that reduce or increase the number of dopamine neurons or the concentration of DAT proteins on the neurons, such as in PD or ADHD.

We licensed worldwide exclusive rights to develop 99mTc-based molecular imaging agents similar to ALTROPANE. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Preclinical Development

Early primate studies using our two 99mTc-incorporated compounds previously developed, TECHNEPINE and FLUORATECtm, have demonstrated that they are taken up by the DAT proteins in the normal brain in sufficient quantity to provide a readable image. Primates with experimentally-induced PD had markedly decreased uptake of both imaging agents.

We are further developing the manufacturing of the kit components of the 99mTc product candidates as well as standardizing the 99mTc incorporation methodology to support clinical development. Using the standardized labeling methods, we are conducting preclinical animal imaging studies in non-human primates. If the results are favorable, we will conduct exploratory imaging studies in humans. If satisfactory images are obtained in humans, we will carry out definitive proof-of-concept studies in humans.

Market Opportunity

We believe that the ability to follow ALTROPANE to market with a second-generation technetium-based molecular imaging agent would give us a long-term competitive advantage. The use of technetium could offer ease-of-use, cost, manufacturing and distribution advantages.

Neurodegenerative Program

Background

We are developing small molecules for the treatment of PD. Each product candidate in this group is a small tropane-based molecule that binds with extremely high selectivity to the DAT to block the re-uptake of dopamine into the neuron. This blockade results in an increase in local dopamine concentrations at the nerve junctions and thus compensates for the decreased dopamine production characteristic of PD. We believe that the strategy of DAT blockade represents a new approach to the treatment of PD.

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

Preclinical Development

Our PD therapeutic program is in preclinical development. We have identified several promising lead compounds. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as mono-therapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been successfully shown to enter the brain after oral dosing in rodents.

Scientific Collaborators

A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional backgrounds and affiliations is as follows:

Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School;

Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., former Scientific Advisory Board Member, Boston Life Sciences, Inc., Senior Scientific Advisor, Schwarz Pharma AG;

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

Research and Development

We rely on licensing from third parties as our source for new technologies and product candidates, and we maintain only limited internal research and development personnel and facilities. Research and development expenses for the years ended December 31, 2006, 2005 and 2004 were approximately $18.5 million, $6.1 million and $6.4 million, respectively.

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

Our intellectual property strategy is to vigorously pursue patent protection for our technologies in the United States and major developed countries. As of December 31, 2006, we owned or licensed 30 issued U.S. patents and 28 pending U.S. patent applications. International patent applications corresponding to certain of these U.S. patent applications have also been filed. Generally, each license agreement is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents for CETHRIN expire beginning in 2021. The patents for the ALTROPANE molecular imaging agent expire beginning in 2013. The patents for the technetium-based molecular imaging agents expire beginning in 2017. The patents for INOSINE expire in 2017. The patents for the DAT blockers expire beginning in 2012.

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

In the event that a third party has a patent or patent application overlapping an invention claimed in one of our patents or patent applications, we may be required to participate in a patent interference proceeding declared by the United States Patent and Trademark Office, or USPTO, to determine priority of invention. A patent interference could result in substantial uncertainties and cost for us, even if the eventual outcome is favorable to us. We cannot provide assurance that our patents and patent applications, if issued, would be held valid by a court of competent jurisdiction.

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

To our knowledge, there is presently no approved therapeutic focused on the functional recovery from CNS disorders resulting from traumas, such as SCI. We are aware of other companies who are developing therapeutics to treat the CNS disorders resulting from SCI. These companies have significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Given the challenges of achieving functional recovery in severe CNS disorders, we believe some of these competitors are developing devices or drugs that could potentially be used in conjunction with the therapeutics we are developing.

To our knowledge, there is presently no approved diagnostic in the United States for PD and other movement disorders. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD, DaTScan®. To date, GE Healthcare has obtained marketing approval only in certain countries in Europe. To our knowledge, GE Healthcare is not presently seeking approval of DatScan in the United States. To our knowledge, GE Healthcare is developing a technetium-based imaging agent that they may seek to have approved in both the United States and abroad. GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market ALTROPANE in Europe.

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

Obtaining FDA approvals is time-consuming and expensive. The steps required before any of our product candidates may be marketed in the United States include:

•	Development of suitable manufacturing processes for preclinical and clinical drug supply;

•	Preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice regulations;

•	Submission to the FDA of an IND application, which must become effective before United States human clinical trials may commence;

•	Adequate and well-controlled human clinical trials according to good clinical practice regulations, or GCP, to establish the safety and efficacy of the product for its intended use;

•	Submission to the FDA of an NDA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the application(s) prior to any commercial sale or shipment of the drug.

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

Manufacturing

We currently outsource manufacturing for all of our product candidates, with the exception of Oncomodulin, and expect to continue to outsource manufacturing in the future. We believe our current suppliers will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of primarily outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs. FDA regulations require that we establish manufacturing sources for each of our product candidates under the cGMP regulations established by the FDA.

Under our CETHRIN License, we acquired cGMP CETHRIN that we are currently utilizing for our Phase I/IIa trial and plan to use in our Phase IIb/III trial. We are in negotiations with cGMP manufacturers to produce more cGMP CETHRIN. We could encounter a significant delay in our clinical development of CETHRIN if we are unable to produce more cGMP CETHRIN.

MDS Nordion, Inc., or MDS Nordion, a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents, has supplied ALTROPANE to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2007, MDS Nordion manufactures the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. MDS Nordion assisted in the preparation of the regulatory information for the Chemistry Manufacturing and Controls section of our planned NDA for ALTROPANE. In February 2003, MDS Nordion submitted a Drug Master File describing the manufacture of ALTROPANE to the FDA. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish cGMP manufacturing process for ALTROPANE. We hope to sign an extension with MDS Nordion before December 31, 2007 but there can be no assurance that we will be able to or that the terms will be acceptable.

We expect MDS Nordion will also supply the cGMP ALTROPANE for our additional ALTROPANE clinical development. We do not, however, have a manufacturing agreement relating to the commercial production of ALTROPANE with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms.

We lease 3,300 square feet of laboratory space located in Baltimore, Maryland that expires in May 2008. This space supports our efforts to establish a consistent manufacturing process for Oncomodulin.

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

Employees

As of December 31, 2006, we employed 27 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Risks Related to our Financial Results and Need for Additional Financing

WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES. WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE WILL NEED TO CEASE OPERATIONS, SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES. IF WE VIOLATE A DEBT COVENANT OR DEFAULT UNDER OUR DEBT AGREEMENTS, WE MAY NEED TO CEASE OPERATIONS, SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES.

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

Until such time, if ever, as we can generate substantial revenue from product sales or through collaborative arrangements with third parties, we will need to raise additional capital. To date, we have experienced negative cash flows from operations and have funded our operations primarily from equity and debt financings.

As of December 31, 2006, we have experienced total net losses since inception of approximately $143,500,000, stockholders’ deficit of approximately $16,572,000, and net working capital deficit of approximately $16,850,000, of which $9,000,000 was funded through borrowings under the March 2007 Purchase Agreement. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at December 31, 2006, combined with the remaining $6,000,000 available to us under the March 2007 Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the March 2007 Note Holders. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2007 Purchase Agreement or Amended Notes, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On March 26, 2007, the closing price of our common stock was $2.57. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Alternatively, to secure funds, we may be required to enter financing arrangements with others that may require us to surrender rights to some or all of our technologies or grant licenses on terms that are not favorable to us. If the results of our current or future clinical trials are not favorable, it may negatively affect our ability to raise additional funds. If we are successful in obtaining additional equity and/or debt financing, the terms of such financing will have the effect of diluting the holdings and the rights of our shareholders. Estimates about how much funding will be required are based on a number of assumptions, all of which are subject to change based on the results and progress of our research and development activities. If we are unable to raise additional capital we will need to reduce, cease or delay one or more of our research or development programs and adjust our current business plan.

Our ability to continue development of our clinical programs, including the development of CETHRIN and the ALTROPANE molecular imaging agent, and our preclinical programs will be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for CETHRIN or the ALTROPANE molecular imaging agent.

CHANGES IN ESTIMATES UNDER FINANCIAL ACCOUNTING STANDARDS RELATED TO SHARE-BASED PAYMENTS COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR REPORTED RESULTS OF OPERATIONS.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment,” or SFAS 123R. SFAS 123R is a complex accounting standard that requires companies to expense the fair value of employee stock options and similar awards. The application of SFAS 123R requires significant judgment and the use of estimates, particularly surrounding stock price volatility, option forfeiture rates, expected option lives and the probability of achieving certain milestones for performance-based stock-based awards, to build a model for appropriately valuing share-based compensation. The estimation of stock awards that will ultimately vest and the probability of achieving certain milestones for performance-based stock-based awards requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded on a prospective basis beginning in the period estimates are revised. Any such adjustments or corrections of charges could negatively affect our results of operations, stock price and our stock price volatility and/or could adversely impact our ability to obtain results in accordance with accounting principles generally accepted in the Unites States that are consistent with previously provided financial guidance concerning our expected results of operations.

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

Risks Related to Commercialization

OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP OUR PRODUCT CANDIDATES INTO COMMERCIAL PRODUCTS.

To date, we have not marketed, distributed or sold any products and, with the exception of CETHRIN and the ALTROPANE molecular imaging agent, all of our technologies and early-stage product candidates are in preclinical development. The success of our business depends primarily upon our ability to successfully develop and commercialize our product candidates. Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which research and development efforts are initiated ultimately result in an approved product. If we are unable to successfully commercialize CETHRIN or the ALTROPANE molecular imaging agent or any of our other product candidates, our business would be materially harmed.

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

Except for CETHRIN and the ALTROPANE molecular imaging agent, we have not yet received IND approval from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. As an example, the FDA has requested additional information before it will consider approving our IND filing for one of our product candidates, INOSINE. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

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

We are working with expert advisors and the FDA to determine the most direct route to FDA approval, and to finalize our plans for the remaining clinical development of ALTROPANE, including POET-2. We plan to meet with the FDA in the second quarter of 2007 and initiate POET-2 in the third quarter of 2007. We also plan to meet with EU authorities to discuss clinical development of ALTROPANE in Europe. If supported by the outcome of our meeting, we may be able to initiate clinical trials of ALTROPANE in Europe in 2008. There is no assurance that the results obtained to-date and/or any further work completed in the future will be sufficient to achieve the approvability of ALTROPANE molecular imaging agent.

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

We are a party to and rely on a number of in-license agreements with third parties that give us rights to intellectual property that is necessary for our business. Our current in-license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology. In particular, the development of our nerve repair program is highly dependent upon CETHRIN which we recently licensed from BioAxone. If we are unable to meet our obligations in the time period specified in the CETHRIN License, including achieving the development and clinical milestones, obtaining a commercial agreement for the delivery of CETHRIN and the out-license of CETHRIN development in Japan, our business could be materially harmed.

In order to continue to expand our business we may need to acquire additional product candidates in clinical development through in-licensing that we believe will be a strategic fit with us. We may not be able to in-license suitable products candidates at an acceptable price or at all. In addition, we expect to enter into additional licenses in the future. Engaging in any in-license will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license.

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

Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:

•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., former Scientific Advisory Board Member, Boston Life Sciences, Inc.; Senior Scientific Advisor, Schwarz Pharma AG.

•	Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Director, Boston Life Sciences, Inc., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

Dr. Benowitz, Dr. He, Dr. Bianchine and Dr. Langer provide scientific consultative services resulting in total payments of approximately $125,000 per year. Dr. Benowitz and Dr. He provide scientific consultative services primarily related to our nerve repair program. Dr. Bianchine provides scientific consultative services primarily related to our nerve repair and neurodegenerative programs. Dr. Langer provides consultative services primarily related to scientific and business services.

We do not have a formal agreement with Dr. Meltzer but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.

Our significant collaborations include:

•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the SPECT ALTROPANE molecular imaging agent;

•	Molecular Neuroimaging, Inc. in New Haven, Connecticut which is optimizing our imaging protocol for commercial use; and

•	Organix in Woburn, Massachusetts which provides non-radioactive ALTROPANE for FDA mandated studies and synthesizes our compounds for the treatment of PD and for axon regeneration.

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

IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH OUR LICENSORS, INCLUDING BIOAXONE, HARVARD AND ITS AFFILIATES AND CMCC, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM SUCH LICENSORS.

Historically, we have been heavily dependent on our relationships with our licensors, including Harvard and its Affiliates and CMCC and more recently BioAxone and to date, substantially all of our technologies were licensed from these licensors.

Under the terms of our license agreements with BioAxone, Harvard and its Affiliates and CMCC, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective agreement. Among other things, the technologies licensed under these agreements include:

•	CETHRIN compositions and methods of use;

•	ALTROPANE molecular imaging agent compositions and methods of use;

•	Technetium-based molecular imaging agent compositions and methods of use;

•	INOSINE methods of use; and

•	DAT blocker compositions and methods of use.

Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on CETHRIN expire beginning in 2021. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the technetium-based molecular imaging agents expire beginning in 2017. The patents for INOSINE expire beginning in 2017. The patents for our DAT blockers expire beginning in 2012.

We are required to make certain payments under our license agreements with our licensors which generally include:

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

In December 2006, we entered into the CETHRIN License pursuant to which we acquired the exclusive worldwide license to develop CETHRIN. Under the CETHRIN License, we agreed to $10,000,000 in up-front payments, of which we paid BioAxone $2,500,000 upon execution of the CETHRIN License and an additional $7,500,000 on March 26, 2007. We also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. If we fail to launch a licensed product within twelve months of obtaining marketing approval for such product in the United States, at least two specified European countries or Japan, BioAxone may terminate our rights under the CETHRIN License in whole or in part in the United States, the European Union or Japan.

In May 2006, we entered into the CMCC Licenses with CMCC to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The CMCC Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding for three years.

Since inception, we have paid Harvard and its Affiliates under the terms of our current license agreements, or the Harvard License Agreements, approximately $700,000 in initial licensing fees and milestone payments. The Harvard License Agreements obligate us to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. These future milestone payments are generally payable only upon achievement of certain regulatory milestones.

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

Universities and other not-for-profit research institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. The loss of our relationship with one or more of our key licensors could adversely affect our ongoing development programs and could make it more costly and difficult for us to obtain the licensing rights to new scientific discoveries.

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

To our knowledge, there is presently no approved therapeutic focused on the functional recovery from CNS disorders resulting from traumas, such as SCI. We are aware of other companies who are developing therapeutics to treat the CNS disorders resulting from SCI. These companies have significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Given the challenges of achieving functional recovery in severe CNS disorders, we believe some of these competitors are developing devices or drugs that could potentially be used in conjunction with the therapeutics we are developing.

To our knowledge, there is presently no approved diagnostic in the United States for PD and other movement disorders. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD, DaTScan®. To date, GE Healthcare has obtained marketing approval only in certain countries in Europe. To our knowledge, GE Healthcare is not presently seeking approval of DatScan in the United States. To our knowledge, GE Healthcare is developing a technetium-based imaging agent that they may seek to have approved in both the United States and abroad. GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market ALTROPANE in Europe.

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

We currently have limited manufacturing facilities for either clinical trial or commercial quantities of any of our product candidates and currently have no plans to obtain additional facilities. To date, we have obtained the limited quantities of drug product required for preclinical and clinical trials from contract manufacturing companies. We intend to continue using contract manufacturing arrangements with experienced firms for the supply of material for both clinical trials and any eventual commercial sale, with the exception of Oncomodulin, which we presently produce in our facility in Baltimore, Maryland.

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

Under our CETHRIN License, we acquired cGMP CETHRIN that we are currently utilizing for our Phase I/IIa trial and plan to use in our Phase IIb/III trial. We are in negotiations with cGMP manufacturers to produce more cGMP CETHRIN. We could encounter a significant delay in our clinical development of CETHRIN if we are unable to produce more cGMP CETHRIN.

With respect to our most advanced product candidate, ALTROPANE molecular imaging agent, we have entered into an agreement with, and are highly dependent upon, MDS Nordion. Under the terms of the agreement, which currently expires on December 31, 2007, we paid MDS Nordion a one-time fee of $300,000 in connection with its commitment to designate certain of its facilities exclusively for the production of the ALTROPANE molecular imaging agent. We also paid MDS Nordion approximately $900,000 to establish a cGMP certified manufacturing process for the production of ALTROPANE. Finally, we agreed to minimum monthly purchases of ALTROPANE through December 31, 2007. We hope to sign an extension with MDS Nordion before December 31, 2007 but there can be no assurance that we will be able to or that the terms will be acceptable. The agreement provides for MDS Nordion to manufacture the ALTROPANE molecular imaging agent for our clinical trials. The agreement also provides that MDS Nordion will compile and prepare the information regarding manufacturing that will be a required component of any NDA we file for ALTROPANE in the future. We do not presently have arrangements with any other suppliers in the event that Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a cGMP manufacturing process for ALTROPANE.

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

Our corporate office is located in Hopkinton, Massachusetts. We lease approximately 6,500 square feet of office space which expires in 2008 and provides for a three-year renewal option. We also lease 3,300 square feet of laboratory space located in Baltimore, Maryland that expires in May 2008. In addition, we lease 4,400 square feet of office space located in Woburn, Massachusetts that expires in August 2008.

Our lease in Boston, Massachusetts expires in 2012. We have entered into two sublease agreements covering all 6,600 square feet under this lease through the expiration of the lease.

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

Our Annual Meeting of Stockholders was held on December 14, 2006.

There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 10,000,293 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the director nominees were as follows:

Nominees	For	Withheld

Peter G. Savas	9,922,631 shares	77,662 shares
William L.S. Guinness	9,922,511 shares	77,782 shares
Robert S. Langer, Jr.	9,876,305 shares	123,988 shares
Michael J. Mullen	9,931,586 shares	68,707 shares
John T. Preston	9,932,078 shares	68,215 shares

A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of PricewaterhouseCoopers LLP as the independent registered public accounting firm of the Company for the fiscal year ending December 31, 2006. Of the shares voted, 9,978,063 shares voted in favor of such proposal, 12,702 shares were voted against such proposal and 9,528 shares abstained from voting.

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

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2005 through December 31, 2006 as reported on the NASDAQ Capital Market.

Quarter Ended	High	Low

March 31, 2005	$3.20	$1.56
June 30, 2005	$2.72	$2.00
September 30, 2005	$3.84	$1.64
December 31, 2005	$2.42	$1.94
March 31, 2006	$3.75	$2.24
June 30, 2006	$3.82	$2.38
September 30, 2006	$4.24	$2.25
December 31, 2006	$3.70	$2.20

Holders

As of March 26, 2007, there were approximately 2,900 holders of record of our common stock. As of March 26, 2007, there were approximately 10,100 beneficial holders of our common stock.

Dividends

We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future. We paid $314,987 in cash dividends to the former holders of outstanding Series E Cumulative Convertible Preferred Stock effective February 4, 2005.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2006 and our consolidated balance sheets as of December 31, 2006 and 2005 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 8. Financial Statements and Supplementary Data” herein. The consolidated statement of operations data for the years ended December 31, 2003 and 2002 and the consolidated balance sheet data as of December 31, 2004, 2003 and 2002 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2006	2005	2004	2003	2002

Statement of Operations Data Revenues	$—	$—	$—	$—	$—
Operating expenses	26,434,736	11,647,984	10,381,429	7,914,887	10,302,008
Net loss	(26,355,243)	(11,501,442)	(11,250,877)	(8,367,994)	(10,993,142)
Preferred stock beneficial conversion feature	—	—	—	(2,696,658)	—
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	(715,515)	(480,045)	(34,029)	—
Net loss available to common shareholders	(26,355,243)	(12,216,957)	(11,730,922)	$(11,098,681)	$(10,993,142)
Basic and diluted net loss per share available to common stockholders	$(1.59)	$(1.03)	$(1.73)	$(1.82)	$(2.49)
Weighted average number of common shares outstanding	16,525,154	11,806,153	6,795,316	6,101,408	4,412,637
Balance Sheet Data
Cash and cash equivalents	$1,508,665	$578,505	$152,971	$6,088,458	$794,401
Marketable securities	—	8,750,832	1,490,119	4,876,402	6,177,705
Restricted cash and restricted marketable securities	—	—	—	5,036,248	—
Total assets	2,368,887	10,515,488	2,544,713	17,432,894	8,527,893
Working capital (deficit) (excludes restricted cash and restricted marketable securities)	(16,853,334)	7,466,080	(187,530)	9,974,660	5,558,691
Long-term debt	—	—	—	3,811,129	3,869,872
Stockholders’(deficit ) equity	$(16,571,907)	$7,891,306	$568,940	$12,115,618	$2,822,853

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”

Overview

Description of Company

We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products that target unmet medical needs in the treatment and diagnosis of central nervous system, or CNS, disorders. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:

•	Nerve repair program focused on the functional recovery from CNS disorders resulting from traumas, such as spinal cord injury, or SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and Attention Deficit Hyperactivity Disorder, or ADHD; and

•	Neurodegenerative program focused on treating the symptoms of PD and slowing or stopping the progression of PD.

At December 31, 2006, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of December 31, 2006, we have experienced total net losses since inception of approximately $143,500,000, stockholders’ deficit of approximately $16,572,000, and net working capital deficit of approximately $16,850,000, of which $9,000,000 was funded through borrowings under the March 2007 Purchase Agreement (discussed below). For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at December 31, 2006, combined with the remaining $6,000,000 available to us under a convertible promissory note purchase agreement, referred to as the March 2007 Purchase Agreement, entered into by us on March 22, 2007 (discussed below) with Robert Gipson, our former director, Thomas Gipson, and Arthur Koenig, our significant stockholders, collectively referred to as the March 2007 Note Holders, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the March 2007 Note Holders. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2007 Purchase Agreement or Amended Notes (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including the March 2007 Note Holders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On March 26, 2007, the closing price of our common stock was $2.57. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Our ability to continue to advance our clinical programs, including the development of CETHRIN and the ALTROPANE molecular imaging agent, and our preclinical programs will be affected by the availability of financial resources to fund each program. Financial considerations may cause us to modify planned development activities for one or more of our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for CETHRIN or the ALTROPANE molecular imaging agent.

We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our nerve repair program. The consideration paid in connection with an acquisition also affects our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition or acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.

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

March 2007 Promissory Notes

On March 22, 2007, we entered into the March 2007 Purchase Agreement with the March 2007 Note Holders pursuant to which we have the ability to borrow up to $15,000,000 prior to December 31, 2007. Any amounts borrowed by us under the March 2007 Purchase Agreement will bear interest at the rate of 5% per annum and may be converted, at the option of the March 2007 Note Holders (i) into shares of our common stock at a conversion price per share of $2.50 any time after December 31, 2007 (ii) the right to receive royalty payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a March 2007 Note Holder elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future royalty payments will become due and payable by upon the earlier of December 31, 2010 or the date of which a March 2007 Note Holder declares an event of default (as defined in the March 2007 Purchase Agreement). However, each March 2007 Note Holder is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such March 2007 Note Holder, when taken together with all shares of common stock then held or otherwise beneficially owned by such March 2007 Note Holder exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to such March 2007 Note Holder, exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder. At March 31, 2007, we have borrowed $9,000,000 under the March 2007 Purchase Agreement, of which $7,500,000 of the proceeds were used to make our license payment under the CETHRIN License referred to above.

On March 22, 2007, we issued a third amended and restated unsecured promissory note for $5,000,000 to Robert Gipson and a second amended and restated unsecured promissory note for $5,000,000, collectively the Amended Notes, to Thomas Gipson. The Amended Notes eliminated all outstanding principal and accrued interest due and payable on the notes previously issued to Robert Gipson and Thomas Gipson, or the Lenders, and eliminated our right to prepay any portion of the Amended Notes. On or after June 15, 2007, the Lenders shall effect the conversion of the outstanding principal under the Amended Notes into shares of our common stock at a conversion price of $2.50 per share. However, each Lender is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Lender, when taken together with all shares of common stock then held or otherwise beneficially owned by such Lender exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to such Lender, exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

We are subject to certain debt covenants pursuant to the Amended Notes and the March 2007 Purchase Agreement. If we (i) fail to pay the principal or interest due under the Amended Notes or the March 2007 Purchase Agreement, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Amended Notes and the March 2007 Purchase Agreement may become immediately due and payable by us. In addition, without the consent of the lenders, we may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the March 2007 Purchase Agreement and the Amended Notes), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.

Product Development

Nerve Repair Program

Our nerve repair program is focused on the functional recovery from CNS disorders resulting from traumas, such as SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration. The aim of the nerve repair program is to cause nerve fibers called axons to grow and form new connections that would restore signaling between nerve cells and enable restoration of function.

In May 2006, we entered into two license agreements, or the CMCC Licenses, with Children’s Medical Center Corporation (also known as Children’s Hospital Boston), or CMCC, to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. Additionally, we entered into two three-year sponsored research agreements with CMCC, or the Sponsored Research Agreements, to support approaches to activate pro-regenerative pathways that stimulate axon regeneration, led by Dr. Larry Benowitz, and for approaches to deactivate anti-regenerative pathways that inhibit axon regeneration, led by Dr. Zhigang He. In December 2006, we entered into the CETHRIN License. We believe that these agreements extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing the rights to the technologies of two complementary approaches for axon regeneration is part of our strategy to build a broad platform of technology and intellectual property for the development of nerve repair therapeutics. We believe that the assembly of broad intellectual property and technology in nerve repair will create competitive advantages. The simultaneous implementation of the sponsored research programs may open avenues for exploring combination therapies for intractable CNS disorders. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.

Our lead product candidate in our nerve repair program is CETHRIN. In February 2005, enrollment began in the current open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial. The trial enrolled patients who suffered a complete thoracic or cervical SCI. These patients were initially classified as an A on the American Spinal Injury Association, or ASIA Impairment Scale. The ASIA Impairment Scale is scored using 5 categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. The trial was designed primarily as a safety trial in acute SCI but also included evaluations for efficacy measurements that assessed improvement of patients’ sensory and motor functions as well as overall recovery. The trial is designed for a number of post-treatment evaluations of the patients for safety and efficacy for up to one year after treatment.

In November 2006, interim results were reported on 37 patients enrolled to that point from nine centers in the United States and Canada. The safety, tolerability and neurological outcome from the six-week follow up at each of the four dose levels (0.3mg, 1mg, 3mg and 6mg) indicated that CETHRIN is safe and well tolerated. There were no serious adverse events related to CETHRIN as determined by the investigators and the independent data monitoring committee, or DMC (previously referred to as the Data Safety Monitoring Board). There were two deaths of patients enrolled in the trial. The DMC and the clinical investigators determined that the two deaths were due to causes related to their initial SCI, other injuries, or preexisting conditions and not related to CETHRIN.

In November 2006, the data showed that 31% of the patients (11 of 36) who had reached the 6 weeks post-treatment follow-up had recovered some sensory and/or motor function below the site of their injury (ASIA A conversion to ASIA B or better) and that 8% of the patients (3 of 36) had improved to ASIA C or better. Additionally, 27% of the patients (6 of 22) who had reached the 6 month post-treatment follow-up had improved from ASIA A to ASIA B or better and 18% of the patients (4 of 22) had improved to ASIA C or better. We plan to release additional interim data from the trial in the second quarter of 2007.

In February 2007, enrollment was initiated at 9mg in Canada to determine the safety and efficacy of CETHRIN at higher doses. Following review of the data by the FDA, we plan to initiate enrollment at 9mg in the U.S. We expect to complete enrollment for the Phase I/IIa trial in the third quarter of 2007. The full results of the trial will be analyzed after all post-treatment evaluations are completed in 2008.

Based on the results to date, we are planning a Phase IIb/III trial for CETHRIN. We expect to meet with the FDA and Health Canada on this proposed study in the third quarter of 2007. If we are able to obtain approval to conduct the study, we plan to begin the Phase IIb/III trial in North America by the end of 2007 or early 2008. We also plan to meet with European Union, or EU, regulatory authorities in order to initiate clinical trials of CETHRIN in Europe in 2008.

INOSINE is a proprietary regenerative factor that specifically promotes axon outgrowth in CNS neurons. In light of the progress of the CETHRIN Phase I/IIa clinical program for SCI, the ongoing challenges of delivering INOSINE by ICV infusion to treat stroke, and the INOSINE preclinical data to treat SCI, we plan to utilize our currently available resources to advance CETHRIN into a Phase IIb/III trial and to undertake preclinical development of INOSINE to treat SCI. We believe that INOSINE and potentially other regenerative factors in our pipeline, may have important value in treating stroke. However, we also believe that the most effective means to advance this indication into clinical trials will be through a partnership with a larger company with adequate resources to fund the sizable investment required for clinical trials in stroke today. Our development of INOSINE for the treatment of SCI is in preclinical development. We are undertaking preliminary work on a new formulation of INOSINE which, if successful, would support IND-enabling animal studies. Provided that we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that support the continued development required for an IND, we anticipate that we will submit an IND for INOSINE for functional recovery in SCI in the second half of 2008.

Molecular Imaging Program

Our lead product candidate in the molecular imaging program is the ALTROPANE molecular imaging agent for the differential diagnosis of PS (including PD) and non-PS in patients with tremor. We completed an initial Phase III trial of ALTROPANE for use in differentiating PS movement disorders from other movement disorders. In September 2006, we announced statistically significant results for the primary endpoint of POET-1. The POET-1 trial was designed to assess whether diagnosis using ALTROPANE scans is more accurate than the clinical diagnosis of internist or general practitioner, also known as a primary care physician, or PCP, in distinguishing between tremors caused by PS and those associated with other disorders, as judged by comparison to a definitive diagnosis from a movement disorder specialist. The data from POET-1 demonstrated that ALTROPANE scans showed statistically significant superiority over the diagnosis of PCPs on measures of both specificity and sensitivity, the primary endpoint of the trial. Based on data analyzed to date, with the exception of one “possibly-related” urinary tract infection that resolved after treatment, there were no drug-related serious adverse events. In order to avoid potential bias to further clinical development of ALTROPANE and in keeping with the FDA guidance to us, detailed results of POET-1 cannot be disclosed at this time.

We are working with expert advisors and the FDA to determine the most direct route to FDA approval, and to finalize our plans for the remaining clinical development of ALTROPANE, including POET-2. We plan to meet with the FDA in the second quarter of 2007 and initiate POET-2 in the third quarter of 2007. We also plan to meet with EU authorities to discuss clinical development of ALTROPANE in Europe. If supported by the outcome of our meeting, we may be able to initiate clinical trials of ALTROPANE in Europe in 2008.

Our development of ALROPANE as a diagnostic for ADHD has completed its second Phase II clinical trial. The planned allocation of resources to CETHRIN, ALTROPANE for PD and INOSINE for the upcoming year has led us to conclude that we should delay additional clinical work in our ADHD program. However, we believe the potential use of our molecular imaging agents for the diagnosis of ADHD continues to be a viable indication worth exploring and that this indication supported by the intellectual property issued to our licensor in July 2006, could be strategic in our partnering efforts for our molecular imaging program.

In addition to ALTROPANE, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program is in preclinical development. We have identified several promising lead compounds. We are conducting preclinical animal imaging studies in non-human primates. If the results are favorable we will conduct exploratory imaging studies in humans. If satisfactory images are obtained in humans, we will carry out definitive proof-of-concept studies in humans.

We believe that engaging a partner for our molecular imaging program for the launch and commercialization of ALTROPANE is likely to be the most effective means to maximize the value of the program. We believe that the POET-1 results and a clearly defined path with FDA for POET-2 and the remaining clinical development of ALTROPANE will be instrumental in advancing our efforts to sign a commercial partner for ALTROPANE. If we are able to devote sufficient resources to continue and complete certain development activities and the program results in data that support the continued development, we believe that we will be able to partner the molecular imaging program by the end of 2007 or early 2008.

Neurodegenerative Program

We are developing a DAT blocker for the treatment of the symptoms of PD and slowing or stopping the progression of PD. Our DAT blockers are in preclinical development. We have identified several promising lead compounds. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as mono-therapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been successfully shown to enter the brain after oral dosing in rodents.

Sales and Marketing and Government Regulation

To date, we have not marketed, distributed or sold any products and, with the exception of ALTROPANE and CETHRIN, all of our other product candidates are in preclinical development. Our product candidates must undergo a rigorous regulatory approval process which includes extensive preclinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. The FDA has stringent standards with which we must comply before we can test our product candidates in humans or make them commercially available. Preclinical testing and clinical trials are lengthy and expensive and the historical rate of failure for product candidates is high. Clinical trials require sufficient patient enrollment which is a function of many factors. Delays and difficulties in completing patient enrollment can result in increased costs and longer development times. The foregoing uncertainties and risks limit our ability to estimate the timing and amount of future costs that will be required to complete the clinical development of each program. In addition, we are unable to estimate when material net cash inflows are expected to commence as a result of the successful completion of one or more of our programs.

Research and Development

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $18,533,000 on a cumulative basis.

	4th Quarter
Program	2006	Year to Date	Cumulative

Nerve Repair	$10,199,000	$11,162,000	$20,576,000
Molecular Imaging	$446,000	$3,344,000	$22,603,000
Neurodegenerative	$132,000	$231,000	$990,000

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

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS 123R. SFAS 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

We estimate the fair value of stock-based awards using the Black-Scholes valuation model on the grant date. Key input assumptions used to estimate the fair value of stock-based awards include the following:

Expected term — We determined the weighted-average expected term assumption in 2006 based on the simplified method as described by Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. We determined the weighted-average expected term assumption for performance-based option grants based on historical data on exercise behavior.

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

As of December 31, 2006, there remained approximately $1,997,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.56 years.

Results of Operations

Year Ended December 31, 2006 and 2005

Our net loss was $26,355,243 during the year ended December 31, 2006 as compared with $11,501,442 during the year ended December 31, 2005. Our net loss attributable to common stockholders was $26,355,243 during the year ended December 31, 2006 as compared with $12,216,957 during the year ended December 31, 2005. Net loss attributable to common stockholders totaled $1.59 per share during 2006 as compared with $1.03 per share during 2005. The increase in net loss in 2006 was primarily due to higher research and development expenses. The increase in net loss attributable to common stockholders on a per share basis in 2006 was primarily due to an increase in operating costs offset by an increase in weighted average shares outstanding of approximately 4,700,000 shares in 2006, which was primarily the result of the private placements of common stock completed in March and September 2005.

Research and development expenses were $18,538,186 during the year ended December 31, 2006 as compared with $6,127,486 during the year ended December 31, 2005. The increase in 2006 was primarily attributable to the CETHRIN License for which we incurred expense of $10,000,000 in 2006 related to the nerve repair program, of which $7,500,000 was accrued at December 31, 2006; higher costs associated with our molecular imaging program of approximately $880,000 primarily associated with clinical trial costs for POET-1 and assembly and preparation of our safety and clinical databases for ALTROPANE; and higher compensation and related costs of approximately $852,000 primarily related to increased stock-based compensation in connection with the adoption of SFAS 123R. We currently anticipate that our research and development expenses will decrease over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected decrease is primarily related to the lack of expense related to the CETHRIN License offset by higher clinical costs for our nerve repair and molecular imaging programs. Our current working capital constraints may limit our planned expenditures.

General and administrative expenses were $7,896,550 during the year ended December 31, 2006 as compared with $5,520,498 during the year ended December 31, 2005. The increase in 2006 was primarily related to higher compensation and related costs of approximately $1,540,000 primarily related to increased stock-based compensation expense in connection with the adoption of SFAS 123R in 2006 and increased headcount; higher commercialization and communication costs of approximately $284,000 and higher costs of approximately $883,000 related to our collaboration, merger, acquisition and fundraising efforts. The increase was partially offset by the absence of approximately $317,000 in costs incurred related to the relocation of our corporate headquarters in 2005. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our CETHRIN and ALTROPANE molecular imaging agent program and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Interest expense totaled $89,750 during the year ended December 31, 2006 as compared to $45,964 during the year ended December 31, 2005. The increase in the 2006 period is attributable to the increase in notes payable during 2006 issued to Robert Gipson and Thomas Gipson offset by non-cash interest expense of approximately $44,000 incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by Ingalls & Snyder Value Partners, L.P., or ISVP, in return for its immediate exercise in cash.

Investment income was $169,243 during the year ended December 31, 2006 as compared with investment income of $194,763 during the year ended December 31, 2005. The decrease was primarily due to lower than average cash, cash equivalent and marketable securities balances in 2006 offset by higher interest rates during the 2006 period.

Accrual of preferred stock dividends was $0 during the year ended December 31, 2006 as compared with $715,515 during the year ended December 31, 2005. In December 2003, we issued 800 shares of Series E Cumulative Convertible Preferred Stock, or Series E Stock, with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the holders of Series E Stock, or the Holders, whereby the Holders agreed to convert their Series E Stock into common stock. We agreed to pay a dividend of $564.44 for each share of Series E Stock converted into common stock by the Holders and to lower the exercise price of the warrants held by the Holders from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during the year ended 2005 related to the accrual of preferred stock dividends.

At December 31, 2006, we had net deferred tax assets of approximately $32,146,000 for which a full valuation allowance has been established. As a result of our concentrated efforts on research and development, we have a history of incurring net operating losses, or NOL, and expect to incur additional net operating losses for the foreseeable future. Accordingly, we have concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, we have provided a full valuation allowance for these assets. In the event we achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expense, subject to limitations that may occur from ownership changes under provisions of the Internal Revenue Code. In 1995 and 2005, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by

Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly.

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

General and administrative expenses were $5,520,498 during the year ended December 31, 2005 as compared with $3,981,297 during the year ended December 31, 2004. The increase in 2005 was primarily related to higher compensation and related costs of approximately $1,059,000 due to increased headcount, higher employee severance costs of approximately $204,000, higher commercialization and communication costs of approximately $293,000 and certain lease costs of approximately $351,000 related to the lease at our former corporate headquarters. The increase was partially offset by the absence of costs in 2005 associated with the Settlement and Standstill Agreement, or Settlement Agreement, we entered into in June 2004 with Robert Gipson, Thomas Boucher, Ingalls & Snyder, LLC, or I&S, and ISVP. As part of the Settlement Agreement, we paid $300,000 to I&S as reimbursement for certain expenses and approximately $278,000 to our former Chairman of the Board of Directors in connection with consulting and separation agreements.

Interest expense totaled $45,964 during the year ended December 31, 2005 as compared to $1,010,536 during the year ended December 31, 2004. The decrease in the 2005 period was attributable to the prepayment in November 2004 of the outstanding principal plus accrued interest on the 10% Convertible Senior Secured Promissory Notes. The decrease was partially offset by non-cash interest expense of approximately $44,000 incurred in February 2005 when we agreed to lower the exercise price of a warrant to purchase 100,000 shares of our common stock held by ISVP in return for its immediate exercise in cash.

Investment income was $194,763 during the year ended December 31, 2005 as compared with investment income of $141,088 during the year ended December 31, 2004. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances in 2005.

Accrual of preferred stock dividends and the modification of warrants held by the preferred stock holders was $715,515 during the year ended December 31, 2005 as compared with $480,045 during the year ended

December 31, 2004. In December 2003, we issued 800 shares of Series E Stock with a purchase price of $10,000 per share of Series E Stock which initially yielded a cumulative dividend of 4% per annum with a potential increase to 8% in June 2005. In February 2005, we entered into agreements with the Holders, whereby the Holders agreed to convert their Series E Stock into common stock. We agreed to pay a dividend of $564.44 for each share of Series E Stock held by the Holders that was converted and to lower the exercise price of the warrants held by the holders of Series E Stock from $7.71 to $0.05. We recorded a charge of $655,992 to net loss attributable to common stockholders under the Black-Scholes pricing model in connection with the re-pricing of the warrants. We recorded a charge of $59,523 to net loss attributable to common stockholders during 2005 related to the accrual of preferred stock dividends as compared with $480,045 during 2004.

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $15,841,888 in 2006 as compared to $10,600,774 in 2005. The increase in 2006 is primarily related to higher research and development expenses offset by the $7,500,000 due under the CETHRIN License and paid in March 2007. Net cash provided by investing activities totaled $8,765,523 in 2006 as compared to cash used for investing activities of $7,424,103 in 2005. The increase in net cash provided by investing activities primarily reflects the proceeds from the sales of marketable securities which were subsequently used to fund operations. Net cash provided by financing activities totaled $8,006,525 in 2006 as compared to $18,450,411 in 2005. The decrease in financing activities principally reflects the effect of the March and September 2005 private placements described below offset by an increase in promissory notes issued in 2006.

To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses and costs related to obtaining and protecting patents. Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale and issuance of preferred stock, common stock, promissory notes and convertible debentures.

A summary of financings completed during the three years ended December 31, 2006 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued

October 2006	$6.0 million	Promissory Notes
August 2006	$2.0 million	Promissory Notes
September 2005	$12.8 million	Common Stock
March 2005	$5.0 million	Common Stock

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

At December 31, 2006, we had available cash and cash equivalents of approximately $1,509,000. In March 2007, we obtained additional available funding of $15,000,000 under the March 2007 Purchase Agreement, of which $7,500,000 of the proceeds were used to make our license payment under the CETHRIN License.

As of December 31, 2006, we have experienced total net losses since inception of approximately $143,500,000, stockholders’ deficit of approximately $16,572,000, and net working capital deficit of approximately $16,850,000, of which $9,000,000 was funded through borrowings under the March 2007 Purchase Agreement. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at December 31, 2006 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at December 31, 2006, combined with the remaining $6,000,000 available to us under the March 2007 Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the March 2007 Note Holders. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2007 Purchase Agreement or Amended Notes, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including the March 2007 Note Holders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On March 26, 2007, the closing price of our common stock was $2.57. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2006, are approximately as follows:

	Payments Due by Period
		Less Than One	One to	Three to Five	More Than
Contractual Obligations	Total	Year	Three Years	Years	Five Years

Operating Lease Obligations(1)	$1,926,000	$520,000	$677,000	$602,000	$127,000
Notes Payable(2)	8,000,000	8,000,000	—	—	—
CETHRIN License Obligations(3)	7,500,000	7,500,000	—	—	—
Other Contractual Obligations(4)	2,633,000	1,945,000	688,000	—	—

Total	$20,059,000	$17,965,000	$1,365,000	$602,000	$127,000

(1)	Such amounts primarily include minimum rental payments for our office and laboratory leases in Massachusetts and Maryland. We have office and laboratory leases that expire through 2008. In addition, we have an office lease that expires in 2012 for which we have entered into two sublease agreements covering the entire leased space. Total rent expense under all of our leases was approximately $253,000 for the year ended December 31, 2006.

(2)	Such amount was amended in February 2007 and in March 2007 under the Amended Notes.

(3)	Such amount was paid to BioAxone on March 26, 2007. Under the CETHRIN License, we also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country.

(4)	Such amounts primarily reflect research and development commitments with third parties.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, or FAS 157. FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for us beginning January 1, 2008. We are currently evaluating the expected impact, if any, of adopting FAS 157 on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, or SAB 108. SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a)(4) of Regulation S-K) during the year ended December 31, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Boston Life Sciences, Inc.:

In our opinion, the accompanying consolidated balance sheets and related consolidated statements of operations, of comprehensive loss and stockholders’ (deficit) equity and of cash flows present fairly, in all material respects, the financial position of Boston Life Sciences, Inc. and its subsidiaries (the “Company”) (a development stage enterprise) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 and, cumulatively, for the period from October 16, 1992 (date of inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company changed the manner in which it accounts for share-based compensation in 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a net working capital deficit, a stockholders’ deficit and has suffered recurring losses and negative cash flows from operations that raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Pricewaterhousecoopers LLP

Boston, Massachusetts
April 2, 2007

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$1,508,665	$578,505
Marketable securities	—	8,750,832
Other current assets	342,651	486,599

Total current assets	1,851,316	9,815,936
Fixed assets, net	136,433	275,802
Other assets	381,138	423,750

Total assets	$2,368,887	$10,515,488

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable and accrued expenses	$10,673,898	$2,288,890
Notes payable (Note 5)	8,000,000	—
Accrued lease (Note 6)	30,752	60,966

Total current liabilities	18,704,650	2,349,856
Accrued lease, excluding current portion (Note 6)	236,144	274,326

Total liabilities	18,940,794	2,624,182

Commitments and contingencies (Note 9)
Stockholders’ (deficit) equity:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 16,576,034 and 16,478,084 shares issued and outstanding at December 31, 2006 and 2005, respectively	165,760	164,781
Additional paid-in capital	126,765,862	124,887,204
Accumulated other comprehensive loss	—	(12,393)
Deficit accumulated during development stage	(143,503,529)	(117,148,286)

Total stockholders’ (deficit) equity	(16,571,907)	7,891,306

Total liabilities and stockholders’ (deficit) equity	$2,368,887	$10,515,488

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2006	2005	2004	2006

Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	18,538,186	6,127,486	6,400,132	90,453,047
General and administrative	7,896,550	5,520,498	3,981,297	43,236,318
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	26,434,736	11,647,984	10,381,429	145,835,909

Loss from operations	(26,434,736)	(11,647,984)	(10,381,429)	(144,935,909)
Other expenses	—	(2,257)	—	(1,582,878)
Interest expense	(89,750)	(45,964)	(1,010,536)	(4,392,167)
Investment income	169,243	194,763	141,088	7,407,425

Net loss	(26,355,243)	(11,501,442)	(11,250,877)	(143,503,529)
Preferred stock beneficial conversion feature	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 7)	—	(715,515)	(480,045)	(1,229,589)

Net loss attributable to common stockholders	$(26,355,243)	$(12,216,957)	$(11,730,922)	$(152,795,830)

Basic and diluted net loss attributable to common stockholders per share	$(1.59)	$(1.03)	$(1.73)

Weighted average common shares outstanding	16,525,154	11,806,153	6,795,316

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from inception (October 16, 1992) to December 31, 2006

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Issuance of common stock upon exercise of warrants and options			442,912	4,429	6,527,170				6,531,599
Issuance of common stock and warrants, net of issuance costs of $1,863,000			3,516,790	35,168	38,708,799				38,743,967
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Issuance of common stock upon conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $4,078,821	240,711	$2,296,355			23,288,101				25,584,456
Conversion of preferred stock into common stock	(239,911)	(2,399)	1,167,073	11,671	6,140,728				6,150,000
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Accrual of dividends on preferred Series E stock					(34,029)				(34,029)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					1,542,667	804,607			2,347,274
Modification of warrants					1,580,621				1,580,621
Other			783	8	69,925				69,933
Comprehensive loss:
Unrealized gain on marketable securities							$605		605
Net loss from inception (October 16, 1992) to December 31, 2003								$(94,395,967)	(94,395,967)

Comprehensive loss from inception (October 16, 1992) to December 31, 2003									(94,395,362)

Balance at December 31, 2003	800	4,990,614	6,503,918	65,039	101,455,327	—	605	(94,395,967)	12,115,618

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)
For the Period from inception (October 16, 1992) to December 31, 2006

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Conversion of preferred stock into common stock and payment of interest in common stock, net of issuance costs of $27,664	(238.7)	(1,489,075)	386,676	3,867	1,514,394				29,186
Accrual of dividends on preferred Series E stock					(480,045)				(480,045)
Issuance of common stock upon exercise of options			2,262	23	7,473				7,496
Compensation expense related to stock options and warrants					152,784				152,784
Comprehensive loss:
Unrealized loss on marketable securities							(5,222)		(5,222)
Net loss								(11,250,877)	(11,250,877)

Comprehensive loss									(11,256,099)

Balance at December 31, 2004	561.3	3,501,539	6,892,856	68,929	102,649,933	—	(4,617)	(105,646,844)	568,940
Accrual of dividends on preferred Series E stock					(59,523)				(59,523)
Conversion of preferred stock into common stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Issuance of common stock upon exercise of warrants			641,915	6,419	1,044,400				1,050,819
Expense related to modification of stock options and warrants					125,709				125,709
Issuance of common stock, net of issuance costs of $65,421			8,000,000	80,000	17,634,579				17,714,579
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Comprehensive loss:
Unrealized loss on marketable securities							(7,776)		(7,776)
Net loss								(11,501,442)	(11,501,442)

Comprehensive loss									(11,509,218)

Balance at December 31, 2005	—	—	16,478,084	164,781	124,887,204	—	(12,393)	(117,148,286)	7,891,306
Issuance of common stock upon exercise of warrants and options			97,950	979	5,546				6,525
Compensation expense related to stock options					1,774,748				1,774,748
Expense related to modification of stock options					98,364				98,364
Comprehensive loss:
Unrealized gain on marketable securities							12,393		12.393
Net loss								(26,355,243)	(26,355,243)

Comprehensive loss									(26,342,850)

Balance at December 31, 2006	—	$—	16,576,034	$165,760	$126,765,862	$—	$—	$(143,503,529)	$(16,571,907)

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2006	2005	2004	2006

Cash flows from operating activities:
Net loss	$(26,355,243)	$(11,501,442)	$(11,250,877)	$(143,503,529)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	—	350,500
Non-cash interest expense	—	43,900	635,909	1,648,675
Non-cash charges related to options, warrants and common stock	1,873,112	81,809	111,284	6,153,688
Amortization and depreciation	179,683	212,532	218,262	2,581,132
Changes in current assets and liabilities:
Decrease (increase) in other current assets	143,948	(341,446)	370,794	516,312
Increase in accounts payable and accrued expenses	8,385,008	568,581	248,191	9,901,233
(Decrease) increase in accrued lease	(68,396)	335,292	—	266,896

Net cash used for operating activities	(15,841,888)	(10,600,774)	(9,666,437)	(106,438,549)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	(40,314)	(88,156)	(13,778)	(1,472,090)
Decrease (increase)in other assets	42,612	(67,458)	(100,153)	(734,773)
Decrease in restricted cash and marketable securities	—	—	5,036,248	—
Purchases of marketable securities	(2,071,660)	(14,446,294)	(6,390,227)	(128,645,044)
Sales and maturities of marketable securities	10,834,885	7,177,805	9,771,288	128,645,044

Net cash provided by (used for) investing activities	8,765,523	(7,424,103)	8,303,378	(448,826)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,525	18,830,819	7,496	63,583,093
Proceeds from issuance of preferred stock	—	—	—	35,022,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of promissory notes	8,000,000	—	—	14,585,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	—	(4,350,500)	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	(314,987)	(201,760)	(516,747)
Payments of financing costs	—	(65,421)	(27,664)	(5,529,945)

Net cash provided by (used for) financing activities	8,006,525	18,450,411	(4,572,428)	108,396,040

Net increase (decrease) in cash and cash equivalents	930,160	425,534	(5,935,487)	1,508,665
Cash and cash equivalents, beginning of period	578,505	152,971	6,088,458	—

Cash and cash equivalents, end of period	$1,508,665	$578,505	$152,971	$1,508,665

Supplemental cash flow disclosures:
Non-cash transactions (see notes 5 and 7)
Cash paid for interest	$—	$—	$410,881	$628,406

The accompanying notes are an integral part of the consolidated financial statements.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

Boston Life Sciences, Inc. and its subsidiaries (the “Company”) is a development stage biotechnology company engaged in the research and clinical development of biopharmaceutical products for the diagnosis and treatment of central nervous system, or CNS, diseases. Boston Life Sciences (“Old BLSI”), originally a privately held company founded in 1992, merged with a publicly held company effective June 15, 1995 (the “Merger”). The publicly held company survived the Merger and changed its name to Boston Life Sciences, Inc. However, all of the employees of the public company ceased employment six months prior to the Merger, the Company’s facilities and equipment were sold, and all directors resigned effective with the Merger, whereupon the management and directors of Old BLSI assumed management of the Company. During the period from inception through December 31, 2006, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

As of December 31, 2006, the Company has experienced total net losses since inception of approximately $143,500,000, stockholders’ deficit of approximately $16,572,000, and net working capital deficit of approximately $16,850,000, of which $9,000,000 was funded through borrowings under the March 2007 Purchase Agreement (Note 5). For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at December 31, 2006 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at December 31, 2006 combined with the $6,000,000 available to the Company under a convertible promissory note purchase agreement (the “March 2007 Purchase Agreement”) entered into by the Company on March 22, 2007 (Note 5) with Robert Gipson, a former director of the Company, Thomas Gipson, and Arthur Koenig, significant stockholders of the Company, (collectively, the “March 2007 Note Holders”) and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through August 2007.

In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the March 2007 Note Holders. If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the March 2007 Purchase Agreement or Amended Notes (Note 5),

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.

In connection with the common stock financing completed by the Company in March 2005, the Company agreed with the purchasers in such financing, including the March 2007 Note Holders, (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in the March 2005 financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50.

A summary of the Company’s significant accounting policies is as follows:

Basis of Consolidation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where all of the Company’s operations are conducted. At December 31, 2006, all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. The Company had cash balances at certain financial institutions in excess of federally insured limits periodically throughout the year. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Marketable securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statements of Operations but are reflected in the Consolidated Statements of Comprehensive Loss and Stockholders’ (Deficit) Equity as a component of accumulated other comprehensive income (loss) until realized. Realized gains (losses) are determined based on the specific identification method. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Consolidated Statement of Operations. The Company evaluates whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and the Company’s ability and intent to hold the security to maturity. To date, the Company has only recorded temporary impairments related to marketable securities. Marketable securities consist of United States agency bonds and corporate debt obligations (Note 2). The Company classifies marketable securities as current assets because they are highly liquid and available, as required, to meet working capital and other operating requirements.

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximate their fair values as of December 31, 2006 and 2005 due to their short maturity.

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

Research and Development Expenses and Concentration of Outside Researchers

The Company has entered into licensing agreements with certain collaborators that provide the Company with the rights to certain patents and technologies, and the right to market and distribute any products developed. Obligations initially incurred to acquire these rights are recognized and expensed on the date that the Company acquires the rights due to the early stage of the related technology. Terms of the various license agreements may require the Company to make milestone payments upon the achievement of certain product development objectives and pay royalties on future sales, if any, of commercial products resulting from the collaboration.

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

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those common stock equivalents outstanding at December 31, 2006 could potentially dilute earnings per share in the future.

	2006	2005	2004

Stock options	3,512,704	2,590,152	1,484,521
Warrants	460,745	810,820	1,685,526
Unit options	—	79,295	79,295
Preferred stock	—	—	900,674

	3,973,449	3,480,267	4,150,016

Accounting for Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period or expected performance period. The Company recognizes stock-based compensation expense using the straight-line attribution method unless the award includes a performance condition. The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as required under SFAS 123R. Previously, the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements. All stock-based awards to non-employees are accounted for in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” . FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the expected impact, if any, of adopting FIN 48 on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the expected impact, if any, of adopting FAS 157 on the Company’s consolidated financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

2.	Marketable securities

Marketable securities consist of the following at December 31, 2005:

2005

U.S. Agency obligations	$4,703,018
Corporate debt obligations	4,047,814

$8,750,832

There were no marketable securities at December 31, 2006. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized losses at December 31, 2005 totaled $12,393. Net realized losses totaled $3,964, $3,784 and $20,649 in 2006, 2005 and 2004, respectively, and are included in investment income in the Consolidated Statements of Operations.

3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2006	2005

Laboratory equipment	$863,787	$858,443
Office furniture and equipment	94,959	79,537
Leasehold improvements	50,054	50,054
Computer equipment	125,030	105,482

	1,133,830	1,093,516
Less accumulated depreciation and amortization	997,397	817,714

	$136,433	$275,802

Amortization and depreciation expense on fixed assets for the years ended December 31, 2006, 2005 and 2004 was approximately $180,000, $213,000 and $218,000, respectively, and $1,343,000 for the period from inception (October 16, 1992) through December 31, 2006.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2006	2005

Accrued CETHRIN License fee	$7,500,000	$—
Research and development related	968,732	1,164,726
Accrued professional fees	909,755	250,831
General and administrative related	481,829	309,863
Accrued compensation and related	723,832	563,470
Accrued interest	89,750	—

	$10,673,898	$2,288,890

5.	Notes Payable and Debt

10% Convertible Senior Secured Promissory Notes

In July 2002, the Company entered into agreements pursuant to which the Company issued $4,000,000 in principal amount of 10% Convertible Senior Secured Promissory Notes to Ingalls & Snyder Value Partners, L.P. (“ISVP”) (the “ISVP Notes”) in a private placement with an original conversion price of $10.80 per share. Warrants to purchase a total of 100,000 shares of the Company’s common stock (the “ISVP Warrant”) at $10.80 per share were also issued to ISVP.

The net proceeds of approximately $3,885,000 were allocated between the warrants (approximately $311,000) and the ISVP Notes (approximately $3,574,000) based on their relative fair values. The initial carrying value of the ISVP Notes was being accreted ratably, over the term of the ISVP Notes, to the $4,000,000 amount due at maturity. Debt issuance costs totaling $105,590 were capitalized and amortized over the life of the ISVP Notes. Interest expense totaled $43,900 and $1,010,536 in 2005 and 2004, and included $0 and $539,371 in discount accretion and $0 and $55,038 in debt issuance cost amortization, respectively.

The ISVP Notes were due in June 2005 and bore interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company could elect to pay interest on the ISVP Notes in either cash or, subject to certain limitations, additional notes on the same terms. The ISVP Notes could be converted into the Company’s common stock at the option of the holder, subject to anti-dilution adjustments. Among other adjustments, unless the investor consented otherwise, if the Company issued equity securities for consideration per share of common stock less than the then applicable conversion price of the ISVP Notes, the conversion price of the ISVP Notes would be reduced to equal that lower price. The ISVP Notes were secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally could have obtained a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit. Until the Company provided alternative collateral or less than $500,000 principal amount of ISVP Notes remained outstanding, the agreements also prohibited the Company, among other things, from entering into any merger, consolidation or sale of all or substantially all of its assets, incurring additional indebtedness, encumbering its assets with any liens and redeeming or paying cash dividends on any of its capital stock.

As a condition of the Company’s December 2003 private placement of preferred stock and warrants, the Company agreed to exercise its right to obtain a release of the security interest and continuing lien on its property that secured the outstanding ISVP Notes by providing alternative collateral in the form of cash or a standby letter-of-credit in the amount of all remaining principal and interest payments on the ISVP Notes through maturity. At December 31, 2003, the Company set aside sufficient funds in a segregated account to satisfy its then remaining obligations under the ISVP Notes in order to comply with its covenant to the

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 2003 private placement investors. These funds were classified as restricted cash and marketable securities on the Consolidated Balance Sheet. On June 15, 2004, the Company secured a release of the lien on its property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of $4,785,550.

In connection with the March 2003 private placement (see Note 7), the conversion price of the Company’s ISVP Notes was reduced to $5.00 per share in accordance with the anti-dilution provisions of the ISVP Notes. The reduction in the conversion price created a beneficial conversion feature, which was recognized as a decrease in the carrying value of the ISVP Notes and an increase in additional paid in capital of approximately $289,000. The value of the beneficial conversion feature was recognized as interest expense ratably over the remaining life of the ISVP Notes.

In December 2002, the Company issued $143,333 in principal amount of ISVP Notes to ISVP for interest accrued through December 1, 2002. In March 2003, the conversion price of the $143,333 Note was reset from $10.00 to $5.00 in connection with the private placement of common stock at $5.00 (see Note 7). The reduction in the conversion price created a beneficial conversion feature of approximately $79,000, which was recognized as a decrease in the carrying value of the ISVP Notes and an increase in additional paid in capital. The value of the beneficial conversion feature was recognized as interest expense ratably over the remaining life of the ISVP Notes. In June 2003, the Company issued $207,167 in principal amount of ISVP Notes to ISVP for interest accrued through June 1, 2003. The $207,167 Note was issued with a conversion price of $5.00 which was below the market price of the common stock at the date of issuance. This resulted in a beneficial conversion feature of approximately $190,000, which was recognized as a decrease in the carrying value of the ISVP Notes and an increase in additional paid in capital. The value of the beneficial conversion feature was recognized as interest expense ratably over the remaining life of the ISVP Notes. In December 2003 and June 2004, the Company elected to make payments of $217,525 in cash to ISVP for interest due on December 1, 2003 and June 1, 2004.

In November 2004, the Company prepaid the outstanding principal plus accrued interest on the ISVP Notes in the amount of $4,543,856 and obtained a release from the letter of credit collateralizing the ISVP Notes. The payment was made with funds previously set aside in a restricted account to collateralize the ISVP Notes. As part of this transaction, the Company agreed to lower the exercise price of the ISVP Warrant from $10.80 to $5.00 per share. The Company recorded a charge of approximately $42,000, as determined under the Black Scholes pricing model, in 2004 which is included in interest expense in the Consolidated Statement of Operations. Upon the repayment of the ISVP Notes, the Company wrote off to interest expense approximately $221,000 in unamortized beneficial conversion features and approximately $24,000 in unamortized debt issuance costs.

In November 2002, the Company entered into a Consent to Transfer and Warrant Amendment (the “Warrant Amendment”) with Ingalls & Snyder, L.L.C. (“I&S”), Robert Gipson, Nikolaos D. Monoyios (“Monoyios”) and ISVP. Pursuant to the Agreement, the Company consented to the transfer of outstanding warrants to purchase 364,025 shares of the Company’s common stock (the “Warrants”) by Brown Simpson Partners I, Ltd. to Robert Gipson and Monoyios (the “Gipson and Monoyios Warrants”). Effective upon the transfer, the terms of the Warrants were amended, among other things, to reduce the exercise price from $10.75 per share to $10.00 per share, to extend the expiration date from September 22, 2004 to December 31, 2006 and to eliminate the reset and anti-dilution provisions. The Company also agreed that the conversion price of the ISVP Notes issued to ISVP would be reduced from $10.80 per share to $10.00 per share. In connection with these transactions, the Company recorded a charge of approximately $610,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 5% and warrant terms ranging from approximately 2 to 4 years), in 2002. In addition, the existing registration rights applicable to the shares of

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issuable upon exercise of the Warrants were terminated, and the Company granted Robert Gipson and Monoyios new registration rights with respect to such shares equivalent to those granted to ISVP with respect to the ISVP Notes.

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

Convertible Notes Payable to Significant Stockholders

In August 2006, the Company issued to Robert Gipson an unsecured promissory note (the “RG Note”), pursuant to which the Company may, through one or more advances, borrow up to an aggregate principal amount of $3,000,000 from Robert Gipson. In October 2006, the Company issued an amended and restated unsecured promissory note (the “Amended RG Note”) to Robert Gipson to replace the RG Note. Under the Amended RG Note, (i) the aggregate principal amount that may be borrowed by the Company was increased from $3,000,000 to $4,000,000, and (ii) one of the dates triggering repayment under the definition of Maturity Date (as discussed below) was moved from December 31, 2007 to June 30, 2007.

In October 2006, the Company also issued to Thomas Gipson (a “Lender” and together with Robert Gipson, the “Lenders”) an unsecured promissory note, pursuant to which the Company may, through one or more advances, borrow up to an aggregate principal amount of $4,000,000 (the “TG Note,” together with Amended RG Note, the “First Amended Notes”).

At December 31, 2006, the Company classified the $8,000,000 outstanding under the First Amended Notes as a current liability. The outstanding principal amount borrowed under the First Amended Notes shall be due and payable upon the earliest to occur of: (i) June 30, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the Notes), the first of these three events to occur referred to as the “Maturity Date.” Interest accrues on the outstanding principal amount under the First Amended Notes and was initially payable on the Maturity Date. Interest shall accrue at a per annum rate equal to: (a) 9% from the date of the advance to the Maturity Date; (b) 11% from and after the Maturity Date or during the continuance of an event of default; or (c) if less than the rates applicable under both clauses (a) and (b), the maximum rate permissible by law. The Company agreed to certain covenants under the First Amended Notes, including covenants agreeing not to: (A) incur or assume indebtedness; (B) make any dividends or distributions on its capital stock; (C) sell, lease or transfer any material assets or property; or (D) liquidate or dissolve.

In February 2007, the Company issued amended and restated unsecured promissory notes to the Lenders to replace the First Amended Notes (the “Second Amended Notes”). Under the Second Amended Notes, the aggregate principal amount that may be collectively borrowed by the Company has been increased from $8,000,000 to $10,000,000.

In March 2007, the Company issued an amended and restated unsecured promissory note of $5,000,000 to each of the Lenders (the “Amended Notes”). The Amended Notes eliminated all outstanding principal and accrued interest due under the Second Amended Notes and the Company’s right to prepay any portion of Amended Notes. On or after June 15, 2007, the Lenders shall effect the conversion of the outstanding principal under the Amended Notes into shares of our common stock at a conversion price of $2.50 per share. However, each Lender is prohibited from effecting a conversion if at the time of such conversion (i) the

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock issuable to such Lender, when taken together with all shares of common stock then held or otherwise beneficially owned by such Lender exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to such Lender, exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

In March 2007, the Company entered into the March 2007 Purchase Agreement with the March 2007 Note Holders pursuant to which the Company has the ability to borrow up to $15,000,000 prior to December 31, 2007. Any amounts borrowed by the Company under the March 2007 Purchase Agreement will bear interest at the rate of 5% per annum and may be converted, at the option of the March 2007 Note Holders (i) into shares of the Company’s common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive royalty payments related to the Company’s molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a March 2007 Note Holder elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future royalty payments will become due and payable by upon the earlier of December 31, 2010 or the date of which a March 2007 Note Holder declares an event of default (as defined in the March 2007 Purchase Agreement). However, each March 2007 Note Holder is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such March 2007 Note Holder, when taken together with all shares of common stock then held or otherwise beneficially owned by such March 2007 Note Holder exceeds 19.9% of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, or (ii) the common stock issuable to such March 2007 Note Holder, exceeds 19.9% of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, in each case unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder. At March 31, 2007, the Company has borrowed $9,000,000 under the March 2007 Purchase Agreement, of which $7,500,000 of the proceeds were used to make a license payment under the CETHRIN License.

The Company is subject to certain debt covenants pursuant to the Amended Notes and the March 2007 Purchase Agreement. If the Company (i) fails to pay the principal or interest due under the Amended Notes or the March 2007 Purchase Agreement, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the Amended Notes and the March 2007 Purchase Agreement may become immediately due and payable by the Company. In addition, without the consent of the lenders, the Company may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the March 2007 Purchase Agreement and the Amended Notes), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.

According to a Schedule 13G/A filed with the SEC on February 12, 2007, Robert Gipson beneficially owned approximately 18.7% of the outstanding common stock of the Company on December 31, 2006. Robert Gipson, who serves as a Senior Director of I&S and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on February 12, 2007, Thomas Gipson beneficially owned approximately 19.2% of the outstanding common stock of the Company on December 31, 2006. According to a Schedule 13G/A filed with the SEC on February 12, 2007, Arthur Koenig beneficially owned approximately 5.6% of the outstanding common stock of the Company on December 31, 2006.

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

The activity related to the lease accrual at December 31, 2006, is as follows:

	Accrual at	Cash Payments,	Accrual at
	December 31,	Net of Sublease	December 31,
	2005	Receipts 2006	2006

Lease Amendment	$335,292	$68,396	$266,896
Short-term portion of lease accrual	60,966		30,752

Long-term portion of lease accrual	$274,326		$236,144

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the year ended December 31, 2006 and 2005, the Company recorded approximately $43,000 and $19,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

Common Stock

In March 2003, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $10,000,000 in gross proceeds. The investors in the private placement included Robert Gipson, Thomas O. Boucher, Jr. (“Boucher”) and other affiliates of I&S.

In March 2005, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $5,000,000 in gross proceeds. The investors in the private placement included Robert Gipson, Boucher and other affiliates of I&S. In connection with the private placement completed by the Company in March 2005, the Company agreed with the March 2005 Investors that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding a majority of the shares issued in such financing. In connection with the private placement, the Company also agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors.

In September 2005, the Company completed a private placement of 6,000,000 shares of its common stock which raised approximately $12,780,000 in gross proceeds. The investors in the private placement included Robert Gipson, Boucher and other affiliates of I&S. In connection with the private placement, the Company agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors. The Company obtained the waiver of a requisite percentage of the March 2005 Investors to issue shares in the private placement at a per share price less than $2.50.

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

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series E Preferred Stock

On December 9, 2003, the Company completed a private placement with a group of institutional and private investors. In connection with the financing, the Company issued 800 shares of Series E Stock, accompanied by warrants to purchase 576,000 shares of common stock. The purchase price of each share of Series E Stock was $10,000. Each share of Series E Stock was initially convertible into 1,600 shares of common stock based on an initial conversion price of $6.25 per share and was accompanied by a warrant to purchase 720 shares of common stock at an initial exercise price of $7.75 per share. The warrants expire on December 9, 2007.

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

The net proceeds of approximately $7,040,000 were allocated between the warrants (approximately $2,049,000) and the Series E Stock (approximately $4,991,000) based on their relative fair values. In connection with the issuance of Series E Stock, the Company recorded a beneficial conversion feature of $2,696,658. A beneficial conversion feature is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument. The amount of the beneficial conversion feature was immediately accreted and the accretion resulted in a deemed dividend as the preferred stock does not have a redemption term. The value of the beneficial conversion feature has been reflected as an adjustment to the net loss attributable to common stockholders on the Company’s Consolidated Statement of Operations.

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

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2005, the Company entered into agreements with the holders of 557.30 shares of Series E stock (the “Holders”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders in the first quarter of 2005 in connection with this repricing. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right was terminated. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of the Series E Stock.

Stock Options and Warrants

Stock Option Plans

The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At December 31, 2006, the 1998 Omnibus Plan (the “1998 Plan”) provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At December 31, 2006, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 1,900,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2007, the 2005 Plan was increased by 400,000 shares.

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

In March 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of SFAS 123R (see Note 1), the Company has recorded a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced until the earlier of (i) the exercise of these options or (ii) the expiration or cancellation of these options. Effective January 1, 2006, the Company adopted SFAS 123R and accordingly will expense the fair value of the unvested employee stock options over the employee service period.

Stock-based employee compensation expense recorded during the year ended December 31, 2006 is as follows:

Research and development	$630,396
General and administrative	1,144,352

$1,774,748

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.11)

The Company had previously adopted the provisions of SFAS 123 for disclosure only purposes. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards:

	2005	2004

Net loss, as reported	$(11,501,442)	$(11,250,877)
Add: Stock-based employee compensation expense recognized	—	106,064
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,366,011)	(1,204,097)

Pro forma net loss	$(12,867,453)	$(12,348,910)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	(715,515)	(480,045)

Pro forma net loss attributable to common stockholders	$(13,582,968)	$(12,828,955)

Basic and diluted loss attributable to common stockholders per common share:
As reported	$(1.03)	$(1.73)
Pro forma	$(1.15)	$(1.89)

The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the years ended December 31, 2006, 2005 and 2004 was calculated using the following estimated weighted-average assumptions:

	2006	2005	2004

Expected term	6 years	3 years	3 years
Risk-free interest rate	4.3% - 5.0%	3.4% - 4.4%	1.9% - 4.2%
Stock volatility	90%	100%	100%
Dividend yield	0%	0%	0%

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Expected term — The Company determined the weighted-average expected term assumption in 2006 based on the simplified method as described by Staff Accounting Bulletin No. 107, “Share-Based Payment” for “plain vanilla” options. The Company determined the weighted-average expected term assumption for performance-based option grants based on historical data on exercise behavior.

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

As of December 31, 2006, there remained approximately $1,997,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.56 years.

Stock Options

A summary of the Company’s outstanding stock options for the year ended December 31, 2006 is presented below.

	2006
		Weighted-Average
	Shares	Exercise Price

Outstanding at beginning of year	2,590,152	$4.23
Granted	1,112,000	2.65
Exercised	(750)	2.22
Forfeited and expired	(188,698)	9.27

Outstanding at end of year	3,512,704	3.46

Options exercisable at year-end	2,070,461	3.96

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$ 1.35 - $ 2.00	100,500	8.6 years	$1.97	48,556	8.6 years	$1.97
$ 2.01 - $ 3.00	2,080,155	8.0 years	2.38	1,082,752	7.3 years	2.35
$ 3.10 - $ 4.65	1,013,363	8.2 years	3.63	620,467	8.1 years	3.60
$ 4.99 - $ 6.96	132,500	2.6 years	5.50	132,500	2.6 years	5.50
$ 8.95 - $13.06	80,740	1.7 years	10.63	80,740	1.7 years	10.63
$15.62 - $22.36	105,446	1.7 years	16.44	105,446	1.7 years	16.44

	3,512,704	7.6 years	$3.46	2,070,461	6.8 years	$3.96

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value of outstanding options and exercisable options as of December 31, 2006 was $926,844 and $515,179, respectively. The intrinsic value of options vested during the year ended December 31, 2006 was $249,180. The intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $570, $0 and $51,513, respectively. The weighted-average fair value of options granted at fair market value during 2006, 2005 and 2004 was $2.03, $1.39 and $2.50, respectively.

As of December 31, 2006, 690,977 shares are available for grant under the Company’s option plans.

Warrants

As of December 31, 2006, warrants outstanding to purchase common stock were as follows:

	Exercise Price	Warrants
Date of Issue	per Share	Outstanding	Expiration Date

December 2003	$0.05	127,800	December 2007
December 2003	7.40	173,304	December 2007
April 2002 - October 2002	10.00 - 17.50	39,000	April 2007 - October 2007
March 2002	13.75	114,641	March 2007
October 2001	9.50	2,000	October 2011
January 1997	75.00	4,000	January 2007

		460,745

Each warrant is exercisable into one share of common stock. During the year ended December 31, 2006, 97,200 and 252,875 warrants were exercised and cancelled, respectively. At December 31, 2006, the Company has reserved 4,664,426 shares of common stock to meet its option and warrant obligations.

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

In November 2002, the Company and the Rights Agent amended the Rights Plan to provide that, for purposes of any calculation under the Rights Plan of the percentage of outstanding shares of the Company’s common stock beneficially owned by a person, any shares of the Company’s common stock such person

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beneficially owns that are not outstanding (such as shares underlying options, warrants, rights or convertible securities) shall be deemed to be outstanding. The amendment also exempted each of I&S, ISVP and Robert Gipson (the “Ingalls Parties”) from being an “Acquiring Person” under the Rights Plan so long as such persons, collectively, together with all affiliates of such persons, shall beneficially own less than 20% of the shares of the Company’s common stock then outstanding.

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

8.	Income Taxes

Income tax provision (benefit) consists of the following for the years ended December 31:

	2006	2005	2004

Federal	$(9,479,000)	$21,463,000	$(2,248,000)
State	(1,326,000)	1,110,000	(983,000)

	(10,805,000)	22,573,000	(3,231,000)
Valuation allowance	10,805,000	(22,573,000)	3,231,000

	$—	$—	$—

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets consist of the following at December 31:

	2006	2005	2004

Net operating loss carryforwards	$12,901,000	$9,179,000	$33,083,000
Capitalized research and development expenses	13,662,000	10,997,000	10,065,000
Research and development credit carryforwards	758,000	2,408,000	2,415,000
License fees	3,258,000	—	—
Stock-based compensation expense	695,000	—	—
Other	872,000	732,000	325,000

Gross deferred tax assets	32,146,000	23,316,000	45,888,000
Valuation allowance	(32,146,000)	(23,316,000)	(45,888,000)

Net deferred tax assets	$—	$—	$—

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

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the year ended December 31 is as follows:

	2006	2005	2004

Benefit at statutory rate	$(9,224,000)	$(4,026,000)	$(3,938,000)
State taxes, net of federal benefit	(1,554,000)	(671,000)	(602,000)
Research and development credit	(478,000)	(334,000)	(334,000)
Expiring state net operating loss carryforwards	224,000	115,000	735,000
Permanent items	73,000	49,000	395,000
Net operating losses to expire related to Section 382 limitation	—	27,097,000	—
Increase (decrease) in valuation allowance	10,805,000	(22,573,000)	3,231,000
Other	154,000	343,000	513,000

	$—	$—	$—

At December 31, 2006, the Company has federal net operating loss (“NOL”) and research and development credit carryforwards of approximately $33,895,000 and $392,000 respectively, expiring at various dates through 2026. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly.

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

Commitments

Research and development commitments consist of contractual obligations with third parties. The Company leases office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2008 and provides for a three-year renewal option. The Company has subleased its former corporate office lease which expires in 2012 (Note 6). The Company also leases laboratory space that expires in May 2008.

As of December 31, 2006, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

	Research and	Operating
Year Ended December 31,	Development	Leases

2007	$1,945,000	$520,000
2008	550,000	387,000
2009	138,000	290,000
2010	—	298,000
2011	—	304,000
Thereafter	—	127,000

	$2,633,000	$1,926,000

Total rent expense under noncancelable operating leases was approximately $253,000, $331,000 and $345,000 for the years ended December 31, 2006, 2005, and 2004, respectively, and approximately $2,612,000 for the period from inception (October 16, 1992) through December 31, 2006.

License Agreements

In May 2006, the Company entered into two license agreements (“Axon Regeneration Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The Axon Regeneration Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, the Company entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding for three years.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since inception, the Company has paid Harvard University and its affiliated hospitals (“Harvard and its Affiliates”) under the terms of its current license agreements (the “Harvard License Agreements”) approximately $700,000 in initial licensing fees and milestone payments. The Harvard License Agreements obligate the Company to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.

The Company’s license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.

In December 2006, the Company entered into a license agreement (the “BioAxone Agreement”) with BioAxone Therapeutic Inc., a Canadian corporation (“BioAxone”), pursuant to which the Company was granted an exclusive, worldwide, royalty-free license to develop specified compounds and licensed products. The Company was also granted an exclusive, worldwide, royalty-bearing license, including the right to grant sublicenses, to commercialize certain licensed products. In addition, the Company was granted a nonexclusive, fully-paid, irrevocable, perpetual license, including the right to sublicense, under certain BioAxone intellectual property on a country-by-country and licensed product-by-licensed product specific basis. The Company has the sole authority to conduct development and commercialization activities with respect to any compound and/or licensed product worldwide according to a development plan described in the BioAxone Agreement.

The Company agreed to pay $10,000,000 in up-front payments, of which we paid BioAxone $2,500,000 upon execution of the Agreement and $7,500,000 on March 26, 2007. The Company has also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. The $10,000,000 up-front license fee was recorded as a research and development expense on the Company’s Consolidated Statement of Operations during the year ended December 31, 2006.

Contingencies

The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a claim for cash and warrants to purchase shares of common stock of the Company in connection with one of the Company’s private placements. One other such matter involves a claim for cash of $250,000 in connection with one of the Company’s license agreements. Management has responded to such claims and believes that there is no legal or equitable basis for payment of the claims and that the resolution of these matters and others will not have a material adverse effect on the consolidated financial statements.

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

Settlement and Standstill Agreement

On June 15, 2004, the Company entered into a settlement and standstill agreement (the “Settlement Agreement”) with Robert Gipson, Boucher, I&S and ISVP (the “Investor Group”). Under the Settlement Agreement, the Company reconstituted its Board of Directors to consist of Marc E. Lanser, Robert Langer, John T. Preston, Robert Gipson and Michael J. Mullen. S. David Hillson retired as Chairman of the Board and as a director and consultant of the Company.

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

In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the Indemnity Trust Agreement and has determined that the fair value of this obligation is immaterial at December 31, 2006.

Under the terms of its directors’ and officers’ insurance policy, the Company was entitled to reimbursement of certain legal costs incurred in connection with the litigation described above. In October 2004, the Company received $306,000 which was recognized as an offset to general and administrative expense in the fourth quarter of 2004.

On June 10, 2004, the Company entered into an employment agreement with Dr. Lanser (the “Lanser Agreement”) providing for his continued employment with the Company. The Lanser Agreement was effective for a term of one year, provided for compensation plus other benefits, and included confidentiality and non-competition provisions. On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement terminated the Lanser Agreement and entitles Dr. Lanser to receive continued base salary and benefits for a period of nine months from June 11, 2005 and requires that Dr. Lanser continue to satisfy his obligations under the confidentiality, invention assignment and restricted activities provisions of the Lanser Agreement. The Company recorded a charge of approximately $251,000 during the second quarter of 2005 related to this obligation. The Lanser Settlement also provided that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their stated terms and conditions as long as Dr. Lanser continues to provide services as a member of the Company’s Scientific Advisory Board. On June 9, 2005, the Company entered into a two-year consulting agreement with Dr. Lanser, unless earlier terminated by the Company or Dr. Lanser (the “Consulting Agreement”). Under the terms of the Consulting Agreement, Dr. Lanser will, among other things, support the Company in certain of its preclinical and clinical development efforts and serve as a member of the Company’s Scientific Advisory Board. In the event that the Company terminates the Consulting Agreement without cause (as defined in the Consulting Agreement) prior to June 11, 2007, all unvested options will become fully vested. The Company recorded a charge of approximately $59,000 during the year ended December 31, 2006 related to this modification of Dr. Lanser’s options.

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

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Related Party Transactions

Dr. Langer, a member of the Company’s board of directors, provided consulting on scientific and commercial matters to the Company pursuant to which the Company paid the Dr. Langer consulting fees totaling approximately $26,000 in 2004. This agreement was terminated in 2004. In September 2006, the Company entered into a new consulting agreement pursuant to which Dr. Langer will provide consulting services, including scientific and business services. The Company paid Dr. Langer consulting fees totaling approximately $13,000 in 2006 under the new consulting agreement.

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

In June 2005, Dr. Lanser left the Company to become President and CEO of FluoroPharma, Inc. (“FluoroPharma”) an early stage company developing Position Emission Tomography (“PET”) imaging agents for the diagnosis of cardiac ischemia. In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma relating to FluoroPharma’s PET imaging agents in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. The Company accounts for this investment under the cost method. In February 2006, the Company agreed to convert its 25,000 shares of Series A Preferred Stock into 25,000 shares of common stock of FluoroPharma. In addition, the Company received a warrant to purchase 5,000 shares of FluoroPharma’s common stock. The Company’s arrangements with FluoroPharma bear no relationship to the Company’s imaging products in development, ALTROPANE and FLUORATEC, for which the Company has exclusive rights.

In June 2005, Kenneth Rice provided consulting services to the Company pursuant to which the Company paid Mr. Rice consulting fees totaling $15,000. In July 2005, Mr. Rice was appointed Executive Vice President, Finance and Administration and Chief Financial Officer of the Company.

Robert L. Gipson, Thomas L. Gipson & Arthur Koenig

Robert Gipson was a director of the Company from June 2004 through October 2004. Robert Gipson is a Senior Director of I&S. Boucher is a Managing Director of I&S. ISVP is an investment partnership managed under an investment advisory contract with I&S. Robert Gipson and Boucher are the general partners of ISVP and share the power to vote securities of the Company held by ISVP.

In July 2002, the Company entered into agreements pursuant to which it issued the ISVP Notes to ISVP (Note 5).

In November 2002, the Company entered into the Warrant Amendment with I&S, Robert Gipson, Monoyios and ISVP related to the transfer of certain warrants. In February 2005, in consideration of the

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

immediate exercise of the warrants in cash, the Company agreed to lower the exercise price of the warrants. The Company received approximately $1,044,000 in connection with the exercise of these warrants (Note 5).

In March 2003, the Company issued and sold an aggregate of 2,000,000 shares of its Common Stock at a purchase price of $5.00 per share in a private placement (Note 7). The investors in the private placement included Robert Gipson, Thomas Gipson (the brother of Robert Gipson), Arthur Koenig, Boucher, Patricia Gipson (the sister-in-law of Robert Gipson), other partners and employees of I&S, and other individual investors. Robert Gipson purchased 230,000 shares in the private placement for an aggregate purchase price of $1,150,000. Boucher purchased 50,000 shares in the private placement for an aggregate purchase price of $250,000. Thomas Gipson purchased 200,000 shares in the private placement for an aggregate purchase price of $1,000,000. Patricia Gipson purchased 20,000 shares in the private placement for an aggregate purchase price of $100,000. Arthur Koenig purchased 270,000 shares in the private placement for an aggregate purchase price of $1,350,000.

The Company amended its Rights Plan in connection with agreements with Robert Gipson, Boucher, I&S and ISVP (Note 7).

In 2004, the Company entered into the Settlement Agreement with Robert Gipson, Boucher, I&S, and ISVP (Note 9).

In March 2005, the Company issued and sold an aggregate of 2,000,000 shares of its common stock at a purchase price of $2.50 per share in a private placement (Note 7). The investors in the private placement included Robert Gipson, Thomas Gipson, Arthur Koenig, Boucher, Patricia Gipson, other partners and employees of I&S, and other individual investors. Robert Gipson purchased 350,000 shares in the private placement for an aggregate purchase price of $875,000. Boucher purchased 50,000 shares in the private placement for an aggregate purchase price of $125,000. Thomas Gipson purchased 470,000 shares in the private placement for an aggregate purchase price of $1,175,000. Patricia Gipson purchased 180,000 shares in the private placement for an aggregate purchase price of $450,000. Arthur Koenig purchased 190,000 shares in the private placement for an aggregate purchase price of $475,000.

In September 2005, the Company issued and sold an aggregate of 6,000,000 shares of its common stock at a purchase price of $2.13 per share in a private placement (Note 7). The investors in the private placement included Robert Gipson, Thomas Gipson, Arthur Koenig and other partners and employees of I&S and other individual investors. Robert Gipson purchased 2,226,004 shares in the private placement for an aggregate purchase price of $4,741,389. Thomas Gipson purchased 2,226,004 shares in the private placement for an aggregate purchase price of $4,741,389. Arthur Koenig purchased 425,000 shares in the private placement for an aggregate purchase price of $905,000.

In March 2007, the Company issued the Amended Notes to Robert Gipson and Thomas Gipson (Note 5).

In March 2007, the Company entered into the March 2007 Purchase Agreement with Robert Gipson, Thomas Gipson and Arthur Koenig (Note 5).

11.	Employee Benefit Plan

The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2006, 2005 and 2004, the Company made matching contributions of approximately $254,000, $173,000 and $22,000, respectively, to the Plan.

BOSTON LIFE SCIENCES, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplementary Quarterly Financial Data (Unaudited)

The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2006 and 2005:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2006
Revenues	$—	$—	$—	$—
Net loss	(3,964,442)	(3,924,682)	(4,012,482)	(14,453,637)
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.24)	$(0.87)
2005
Revenues	$—	$—	$—	$—
Net loss	(2,344,208)	(2,397,797)	(3,549,868)	(3,209,569)
Basic and diluted net loss per common share	$(0.37)	$(0.23)	$(0.30)	$(0.19)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

All other information required by this Item 10, with respect to our directors, nominees for election, executive officers, and audit committee under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information specified in Item 407(e)(5) is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13.	Certain Relationships and Related Transactions and Director Independence.

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

All other information required by this Item 13 is hereby incorporated by reference to the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Auditors’ Fees” in the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements:

Consolidated Financial Statements of the Company
Financial Statements of the Registrant and Report of Independent Registered Public Accounting Firm thereon
Consolidated Balance Sheets at December 31, 2006 and 2005
Consolidated Statements of Operations for the fiscal years ended December 31, 2006, 2005 and 2004 and for the period from inception (October 16, 1992) through December 31, 2006
Consolidated Statements of Comprehensive Loss and Stockholders’ Equity for the fiscal years ended December 31, 2006, 2005 and 2004 and for the period from inception (October 16, 1992) through December 31, 2006

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2006, 2005 and 2004, and for the period from inception (October 16, 1992) through December 31, 2006
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 2nd day of April, 2007.

Boston Life Sciences, Inc.

By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Savas Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	April 2, 2007

/s/ Kenneth L. Rice, Jr. Kenneth L. Rice, Jr.	Executive Vice President Finance and) Administration and Chief Financial Officer (Principal Financial and Accounting Officer	April 2, 2007

/s/ Henry Brem Henry Brem	Director	April 2, 2007

/s/ Gary Frashier Gary Frashier	Director	April 2, 2007

/s/ William L.S. Guinness William L.S. Guinness	Director	April 2, 2007

/s/ Robert S. Langer, Jr. Robert S. Langer, Jr.	Director	April 2, 2007

/s/ Michael J. Mullen Michael J. Mullen	Director	April 2, 2007

/s/ John T. Preston John T. Preston	Director	April 2, 2007

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28,1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533
3.10	Amended and Restated By-Laws, amended and restated as of June 10, 2004	8-K	3.1	6/10/2004	000-6533
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-K for 12/31/2005	4.1	3/31/2006	000-6533
Series D
4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533
Series E
4.3	Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company	8-K	99.3	12/16/2003	000-6533
4.4	Amendment No. 1 to Certificate of Designations, Rights and Preferences of the Series E Cumulative Convertible Preferred Stock of the Company, dated as of February 4, 2005	8-K	3.2	2/7/2005	000-6533
4.5	Form of Common Stock Purchase Warrant received by purchasers of Series E Preferred Stock	8-K	99.5	12/16/2003	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Rights Agreement
4.6	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533
4.7	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533
4.8	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533
4.9	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/18/2003	000-6533
4.10	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533
4.11	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/ 2005	000-6533
4.12	Registration Rights Agreement, dated as of March 11, 2002, by and among the Company and certain Investors in connection with a private placement	8-K	99.2	3/12/2002	000-6533
Miscellaneous
4.13	Form of Warrant to Purchase Common Stock issued to Alexandros Partners LLC, Celia Kupferberg and Robert Licho	8-K	99.3	3/12/2002	000-6533
Ingalls
4.14	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533
4.15	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533
4.16	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533
4.17	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533
4.18	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	Form 8-K	99.3	6/17/2004	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

Material Contracts — Supply, License, Distribution
CMCC
10	.1+	License Agreement (including sponsored research agreement) between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (related to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533
10	.2+	License Agreement (including sponsored research agreement) between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (related to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533
Harvard
10.3		License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106
10.4		Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533
10.5		License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726
10.6		License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUOROTEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533
10.7		Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533
Nordion
10	.8+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533
10	.9+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533
10.10		Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533
10.11		Amendment No. 3 dated November 22, 2003 to Nordion Agreement	10-K 12/31/2003	10.17	3/30/2004	000-6533
10	.12+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K 12/31/2004	10.48	3/31/05	000-6533
10	.13+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K 12/31/2004	10.48	3/31/05	000-6533
10	.14+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533
10	.15+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

Organix
10.16		License Agreement, effective as of July 1, 2000, between Organix, Inc. (“Organix”) and the Company (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.17		Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
BioAxone
10	.18+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (related to CETHRIN)	8-K	10.1	1/4/2007	000-6533
Material Contracts — Leases
10.19		Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533
10.20		Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533
10.21		Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533
10.22		Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533
10.23		Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533
Material Contracts — Stock Purchase, Financing and Credit Agreements
10.24		Irrevocable Standby Letter of Credit issued to Ingalls & Snyder Value Partners, L.P. on June 15, 2004 by Boston Private Bank & Trust Company	8-K	99.7	6/17/04	000-6533
10.25		Continuing Letter of Credit Security Agreement, dated as of June 15, 2004, between Boston Private Bank & Trust Company and the Company	8-K	99.9	6/17/04	000-6533
10.26		Security Agreement, dated as of June 15, 2004, between the Company and Boston Private Bank & Trust Company	8-K	99.9	6/17/2004	000-6533
10.27		Third Amended and Restated Promissory Note (unsecured) in favor of Robert Gipson dated March 22, 2007	8-K	10.1	3/28/2007	000-6533
10.28		Second Amended and Restated Promissory Note (unsecured) in favor of Thomas Gipson dated March 22, 2007	8-K	10.2	3/28/2007	000-6533
10.29		Convertible Promissory Note Purchase Agreement (unsecured) dated March 22, 2007 among the Company and purchasers listed therein	8-K	10.1	3/28/2007	000-6533
Management Contract or Compensatory Plan or Arrangement
10	.30#	Non-Employee Director Compensation Summary	*
10	.31#	Executive Officer Compensation Summary	*
10	.32#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10	.33#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533
10	.34#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533
10	.35#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	Proxy Statement	App. C	4/30/2003	000-6533
10	.36#	Amended and Restated Omnibus Stock Option Plan	S-8	99	6/4/1999	333-80067
10	.37#	Amended and Restated 1998 Omnibus Stock Option Plan	Proxy Statement	App. C	6/28/2004	000-6533
10	.38#	2005 Stock Incentive Plan	Proxy Statement	App. B	8/5/2005	000-6533
10	.39#	Severance and Settlement Agreement, dated June 9, 2005, between Marc E. Lanser and the Company	10-Q for 6/30/2005	10.1	8/15/2005	000-6533
10	.40#	Consulting Agreement, dated June 9, 2005, between Marc E. Lanser and the Company	10-Q for 6/30/2005	10.2	8/15/2005	000-6533
10	.41#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6-17-2004	000-6533
10	.42#	Severance and Settlement Agreement and Release, dated September 7, 2005 between the Company and Joseph Hernon	10-Q for 9/30/2004	10.4	11/14/2005	000-6533
10	.43#	Employment Agreement, dated March 31, 2006, between the Company and Peter G. Savas	10-K for 12/31/2005	10.48	3/31/2006	000-6533
10	.44#	Employment Agreement, dated March 31, 2006, between the Company and Mark J. Pykett	10-K for 12/31/2005	10.49	3/31/2006	000-6533
10	.45#	Employment Agreement, dated March 31, 2006, between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2005	10.50	3/31/2006	000-6533
10	.46#	Stock Option Agreement, dated January 6, 2006, between the Company and Peter G. Savas	10-K for 12/31/2005	10.51	3/31/2006	000-6533
10	.47#	Stock Option Agreement, dated January 6, 2006, between the Company and Mark J. Pykett	10-K for 12/31/2005	10.52	3/31/2006	000-6533
10	.48#	Stock Option Agreement, dated January 6, 2006, between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2005	10.53	3/31/2006	000-6533
10	.49#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533
10	.50#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533
10	.51#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533
10	.52#	Stock Option Agreement dated February 5, 2007, by and between the Company and Peter G. Savas	*
10	.53#	Stock Option Agreement dated February 5, 2007, by and between the Company and Mark J. Pykett	*

Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10	.54#	Stock Option Agreement dated February 5, 2007, by and between the Company and Kenneth L. Rice, Jr.	*
Additional Exhibits
21		Subsidiaries of the Registrant	*
23		Consent of PricewaterhouseCoopers LLP	*
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 14(c) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.