Form 10-Q
period 2007-03-31
BOSTON LIFE SCIENCES INC /DE
filed 2007-05-15
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-6533

BOSTON LIFE SCIENCES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0277826 (IRS Employer Identification No.)

85 Main Street, Hopkinton, Massachusetts (Address of Principal Executive Offices)	01748 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 7, 2007 there were 16,698,074 shares of Common Stock outstanding.

BOSTON LIFE SCIENCES, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006, and for the period from inception (October 16, 1992) to March 31, 2007	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and for the period from inception (October 16, 1992) to March 31, 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	22
Item 4 Controls and Procedures	22

Part II Other Information
Item 1A Risk Factors	24
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 6 Exhibits	43

SIGNATURES
EX-10.1 FIRST AMENDMENT, EFFECTIVE MARCH 23, 2007, TO LICENSE AGREEMENT
EX-10.2 THIRD AMENDMENT, EFFECTIVE APRIL 1, 2007, TO LICENSE AGREEMENT
EX-10.3 SECOND AMENDMENT, EFFECTIVE APRIL 1, 2007, TO LICENSE AGREEMENT
EX-10.4 EMPLOYMENT AGREEMENT, DATED APRIL 16, 2007 FRANK BOBE
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF CFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO
     The following are registered trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: CETHRIN®, ALTROPANE® and FLUORATEC™. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Boston Life Sciences, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$1,526,177	$1,508,665
Other current assets	432,282	342,651

Total current assets	1,958,459	1,851,316
Fixed assets, net	112,327	136,433
Other assets	387,392	381,138

Total assets	$2,458,178	$2,368,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,520,980	$10,673,898
Convertible notes payable (Note 5)	10,000,000	8,000,000
Accrued lease (Note 6)	32,133	30,752

Total current liabilities	13,553,113	18,704,650
Convertible notes payable (Note 5)	9,000,000	—
Accrued lease, excluding current portion (Note 6)	227,656	236,144

Total liabilities	22,780,769	18,940,794

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 16,698,074 and 16,576,034 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	166,981	165,760
Additional paid-in capital	127,095,098	126,765,862
Deficit accumulated during development stage	(147,584,670)	(143,503,529)

Total stockholders’ deficit	(20,322,591)	(16,571,907)

Total liabilities and stockholders’ deficit	$2,458,178	$2,368,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			(October 16,
	Three Months Ended March 31,		1992) to
	2007	2006	March 31, 2007
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	2,578,746	2,220,168	93,031,793
General and administrative	1,597,338	1,827,385	44,833,656
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	4,176,084	4,047,553	150,011,993

Loss from operations	(4,176,084)	(4,047,553)	(149,111,993)
Other expenses	—	—	(1,582,878)
Interest expense, net	77,020	—	(4,315,147)
Investment income	17,923	83,111	7,425,348

Net loss	(4,081,141)	(3,964,442)	(147,584,670)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(4,081,141)	(3,964,442)	$(156,876,971)

Basic and diluted net loss attributable to common stockholders per share	$(0.25)	$(0.24)

Weighted average common shares outstanding	16,590,950	16,501,800

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(4,081,141)	$(3,964,442)	$(147,584,670)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	—	—	1,648,675
Non-cash charges related to options, warrants and common stock	324,355	596,812	6,478,043
Amortization and depreciation	31,558	52,579	2,612,690
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(89,631)	(666,155)	426,681
(Decrease) increase in accounts payable and accrued expenses	(7,152,918)	(162,292)	2,748,315
(Decrease) increase in accrued lease	(7,107)	(48,248)	259,789

Net cash used for operating activities	(10,974,884)	(4,191,746)	(117,413,433)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(7,452)	(8,352)	(1,479,542)
(Increase) decrease in other assets	(6,254)	24,985	(741,027)
Purchases of marketable securities	—	(305,292)	(128,645,044)
Sales and maturities of marketable securities	—	3,970,590	128,645,044

Net cash (used for) provided by investing activities	(13,706)	3,681,931	(462,532)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,102	1,458	63,589,195
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	11,000,000	—	25,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,529,945)

Net cash provided by financing activities	11,006,102	1,458	119,402,142

Net increase (decrease) in cash and cash equivalents	17,512	(508,357)	1,526,177
Cash and cash equivalents, beginning of period	1,508,665	578,505	—

Cash and cash equivalents, end of period	$1,526,177	$70,148	$1,526,177

The accompanying notes are an integral part of the condensed consolidated financial statements.

Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2007
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
     The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
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
     As of March 31, 2007, the Company has experienced total net losses since inception of approximately $147,585,000, stockholders’ deficit of approximately $20,323,000, and net working capital deficit of approximately $11,595,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at March 31, 2007 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at March 31, 2007 combined with the $6,000,000 in proceeds received on May 2, 2007 from Highbridge International, LLC (“Highbridge”) under the amended and restated convertible promissory note purchase agreement (the “Amended Purchase Agreement”) entered into by the Company on May 1, 2007 (Note 5) with Robert Gipson, a former director of the Company, Thomas Gipson, Arthur Koenig, significant stockholders of the Company (collectively, the “March 2007 Note Holders”), and Highbridge (together with the March 2007 Note Holders, the “Purchasers”) and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through August 2007.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the Amended Purchase Agreement or Amended Notes (Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.
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
     Stock options and warrants to purchase approximately 3.8 million and 4.2 million shares of common stock were outstanding at March 31, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2007 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $4,081,141 and $3,960,283 for the three months ended March 31, 2007 and 2006, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period or expected performance period. The Company recognizes stock-based compensation expense using the straight-line attribution method unless the award includes a performance condition. The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as required under SFAS 123R. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements. All stock-based awards to non-employees are accounted for in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”
     The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2007, the 1998 Omnibus Plan provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At March 31, 2007, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 2,300,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors.
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

     Stock-based employee compensation expense recorded during the three months ended March 31, 2007 and 2006 is as follows:

	2007	2006
Research and development	$114,959	$181,950
General and administrative	208,436	356,471

	$323,395	$538,421

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.03)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three months ended March 31, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	2007	2006
Expected term	6 years	6 years
Risk-free interest rate	4.5% - 4.8%	4.3%
Stock volatility	90%	90%
Dividend yield	0%	0%
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
     As of March 31, 2007, there remained approximately $1,876,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.31 years.
     A summary of the Company’s outstanding stock options for the three months ended March 31, 2007 is presented below.

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	3,512,704	$3.46
Granted	110,000	2.46
Exercised	—	—
Forfeited and expired	—	—

Outstanding at end of period	3,622,704	$3.43

Options exercisable at end of period	2,213,334	$3.88

     The weighted-average fair value of options granted was $1.88 and $1.91 during the three months ended March 31, 2007 and 2006, respectively.

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 — $2.00	100,500	8.4 years	$1.97	58,139	8.4 years	$1.97
$2.01 — $3.00	2,190,155	7.9 years	2.39	1,175,723	7.1 years	2.35
$3.10 — $4.65	1,013,363	8.0 years	3.63	660,786	7.9 years	3.60
$4.99 — $6.96	132,500	2.4 years	5.50	132,500	2.4 years	5.50
$8.95 — $13.06	80,740	1.5 years	10.63	80,740	1.5 years	10.63
$15.62 — $22.36	105,446	1.4 years	16.44	105,446	1.4 years	16.44

	3,622,704	7.4 years	$3.43	2,213,334	6.6 years	$3.88

     The aggregate intrinsic value of outstanding options and exercisable options as of March 31, 2007 was $285,688 and $197,033, respectively. The intrinsic value of options vested during the year ended March 31, 2007 was $18,127. No options were exercised during the three months ended March 31, 2007 and 2006.
     As of March 31, 2007, 981,727 shares are available for grant under the Company’s option plans.
5. Convertible Notes Payable
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
     In October 2006, the Company also issued to Thomas Gipson (a “Lender” and together with Robert Gipson, the “Lenders”) an unsecured promissory note, pursuant to which the Company may, through one or more advances, borrow up to an aggregate principal amount of $4,000,000 (the “TG Note,” together with Amended RG Note, the “First Amended Notes”). The outstanding principal amount borrowed under the First Amended Notes was due and payable upon the earliest to occur of: (i) June 30, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the First Amended Notes), the first of these three events to occur referred to as the “Maturity Date.” Interest accrued on the outstanding principal amount under the First Amended Notes and was initially payable on the Maturity Date at a per annum rate equal to: (a) 9% from the date of the advance to the Maturity Date; (b) 11% from and after the Maturity Date or during the continuance of an event of default; or (c) if less than the rates applicable under both clauses (a) and (b), the maximum rate permissible by law. The Company agreed to certain covenants under the First Amended Notes, including covenants agreeing not to: (A) incur or assume indebtedness; (B) make any dividends or distributions on its capital stock; (C) sell, lease or transfer any material assets or property; or (D) liquidate or dissolve. At December 31, 2006, the Company classified the $8,000,000 outstanding under the First Amended Notes as a current liability.
     In February 2007, the Company issued amended and restated unsecured promissory notes to the Lenders to replace the First Amended Notes (the “Second Amended Notes”). Under the Second Amended Notes, the aggregate principal amount that may be collectively borrowed by the Company was increased from $8,000,000 to $10,000,000.
     In March 2007, the Company issued an amended and restated unsecured promissory note of $5,000,000 to each of the Lenders (the “Amended Notes”). The Amended Notes eliminated all outstanding principal and accrued interest due under the Second Amended Notes and the Company’s right to prepay any portion of the Amended Notes. On or after June 15, 2007, the Lenders shall effect the conversion of the outstanding principal under the Amended Notes into shares of the Company’s common stock at a conversion price of $2.50 per share. However, each Lender is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Lender, when taken together with all shares of common stock then held or otherwise beneficially owned by such Lender exceeds 19.9% of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, or (ii) the common stock issuable to such Lender, exceeds 19.9% of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, in each case unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder. At March 31, 2007 the Company classified the $10,000,000 outstanding under the Amended Notes as a current liability. The Company recorded a gain related to the forgiveness of interest of approximately $273,000 to net interest expense on the Company’s Condensed Consolidated Statement of Operations during the three months ended March 31, 2007.
     In March 2007, the Company entered into a convertible promissory note purchase agreement (the “March 2007 Purchase Agreement”) with the March 2007 Note Holders pursuant to which the Company could borrow up to $15,000,000 prior to December 31, 2007. At March 31, 2007, the Company had borrowed $9,000,000 under the March 2007 Purchase Agreement. On May 1, 2007, the Company entered into the Amended Purchase Agreement which (i) eliminated the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) added Highbridge as a Purchaser. Pursuant to the Amended Purchase Agreement, the Company issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000.
     All amounts borrowed by the Company under the Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers (i) into shares of the Company’s common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive royalty payments related to the Company’s molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future royalty payments will become due and payable by upon the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a March 2007 Note Holder exceeds 19.9%, or 9.99% for Highbridge, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, or (ii) the common stock issuable to a March 2007 Note Holder, exceeds 19.9%, or 9.99% for Highbridge, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, in each case unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder. At March 31, 2007 the Company classified the $9,000,000 outstanding under the Amended Purchase Agreement as a long-term liability.
     The Company is subject to certain debt covenants pursuant to the Amended Notes and the Amended Purchase Agreement. If the Company (i) fails to pay the principal or interest due under the Amended Notes or the Amended Purchase Agreement, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the Amended Notes and the Amended Purchase Agreement may become immediately due and payable by the Company. In addition, without the consent of the Purchasers, the Company may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the Amended Purchase Agreement and the Amended Notes), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.
     According to a Schedule 13G/A filed with the SEC on February 12, 2007, Robert Gipson beneficially owned approximately 18.7% of the outstanding common stock of the Company on December 31, 2006. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder LLC and a General Partner of Ingalls & Snyder Value Partners, L.P., served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on February 12, 2007, Thomas Gipson beneficially owned approximately 19.2% of the outstanding common stock of the Company on December 31, 2006. According to a Schedule 13G/A filed with the SEC on February 12, 2007, Arthur Koenig beneficially owned approximately 5.6% of the outstanding common stock of the Company on December 31, 2006.
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
     The activity related to the lease accrual at March 31, 2007, is as follows:

	Accrual at	Cash Payments,	Accrual at
	December 31,	Net of Sublease	March 31,
	2006	Receipts 2007	2007
Lease Amendment	$266,896	$7,107	$259,789
Short-term portion of lease accrual	30,752		32,133

Long-term portion of lease accrual	$236,144		$227,656

     During the three months ended March 31, 2007 and 2006, the Company recorded approximately $10,000 and $12,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
7. Commitments and Contingencies
     The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
     In May 2006, the Company entered into two license agreements (“CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The CMCC Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, the Company entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding for three years.

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
     In December 2006, the Company entered into a license agreement (the “CETHRIN License”) with BioAxone Therapeutic Inc., a Canadian corporation (“BioAxone”), pursuant to which the Company was granted an exclusive, worldwide license to develop and commercialize CETHRIN. Under the CETHRIN License, the Company agreed to pay $10,000,000 in up-front payments, of which the Company paid BioAxone $2,500,000 upon execution of the Agreement and $7,500,000 in March 2007. The Company has also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country.
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
8. Income taxes
     On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As of January 1, 2007, unrecognized tax benefits totalled approximately $758,000, which were accounted for as a reduction to deferred tax assets and a corresponding reduction to the valuation allowance. Substantially all of this amount, if recognized, would affect the effective tax rate. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48.
     For the three months ended March 31, 2007 and 2006, the Company did not record any federal or state tax expense given its continued net operating loss position. As required by SFAS No. 109, “Accounting For Income Taxes”, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”), capitalized research and development expenditures and research and development credits (“R&D credit”). Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established at March 31, 2007 and December 31, 2006.
     As of December 31, 2006, the Company had federal and state NOL carryforwards and federal and state R&D credit carryforwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly. The Company does not expect to have any taxable income for the foreseeable future.
     The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of the date of adoption.
     The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2003 through December 31, 2006. However, because we are carrying forward income tax attributes, such as NOLs from 2002 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

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
     At March 31, 2007, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of March 31, 2007, we have experienced total net losses since inception of approximately $147,585,000, stockholders’ deficit of approximately $20,323,000, and net working capital deficit of approximately $11,595,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at March 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at March 31, 2007 combined with the $6,000,000 in proceeds received on May 2, 2007 from Highbridge International, LLC, or Highbridge, under the amended convertible promissory note purchase agreement, referred to as the Amended Purchase Agreement, entered into by us on May 1, 2007 (discussed below) with Robert Gipson, our former director, Thomas Gipson, Arthur Koenig, our significant stockholders, collectively referred to as the March 2007 Note Holders, and Highbridge, together with the March 2007 Note Holders referred to as the Purchasers, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the Amended Purchase Agreement or Amended Notes (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including the March 2007 Note Holders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On May 7, 2007, the closing price of our common stock was $3.03. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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
Convertible Notes Payable
     On March 22, 2007, we entered into a convertible promissory note purchase agreement, or the March 2007 Purchase Agreement, with the March 2007 Note Holders pursuant to which we could borrow up to $15,000,000 prior to December 31, 2007. At March 31, 2007, we had borrowed $9,000,000 under the March 2007 Purchase Agreement. On May 1, 2007, we entered into the Amended Purchase Agreement which (i) eliminated the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) added Highbridge as a Purchaser. Pursuant to the Amended Purchase Agreement, we issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000.
     All amounts borrowed by us under the Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers (i) into shares of our common stock at a conversion price per share of $2.50 any time after December 31, 2007 (ii) the right to receive royalty payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future royalty payments will become due and payable by upon the earlier of December 31, 2010 on the date of which a Purchaser declares an event of default (as defined in the Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a March 2007 Note Holder exceeds 19.9%, or 9.99% for Highbridge, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to a March 2007 Note Holder exceeds 19.9%, or 9.99% for Highbridge, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
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

     We are subject to certain debt covenants pursuant to the Amended Notes and the Amended Purchase Agreement. If we (i) fail to pay the principal or interest due under the Amended Notes or the Amended Purchase Agreement, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Amended Notes and the Amended Purchase Agreement may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the Amended Purchase Agreement and the Amended Notes), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.
Product Development
Nerve Repair Program
     Our nerve repair program is focused on the functional recovery from CNS disorders resulting from traumas, such as SCI, stroke and optic nerve injury, utilizing technology referred to as axon regeneration. The aim of the nerve repair program is to cause nerve fibers called axons to grow and form new connections that would restore signaling between nerve cells and enable restoration of function. As part of our strategy to build a broad platform of technology and intellectual property for the development of nerve repair therapeutics, we have acquired the rights to technologies aimed at two complementary approaches for axon regeneration: pro-regenerative and anti-regenerative mechanisms. We believe the pro-regenerative approach activates pathways that stimulate axon regeneration and the anti-regenerative approach deactivates pathways that inhibit axon regeneration. We also support sponsored research that may open avenues for exploring combination therapies using these approaches for intractable CNS disorders.
     Our lead product candidate in our nerve repair program is CETHRIN, which is an inhibitor of the anti-regenerative pathway. In February 2005, enrollment began in the current open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial. The trial was designed primarily as a safety trial in acute SCI but also included evaluations for efficacy measurements that assessed improvement of patients’ sensory and motor functions as well as overall recovery as measured by the American Spinal Injury Association, or ASIA, Impairment Scale. The ASIA Impairment Scale is scored using 5 categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. The patients enrolled in the CETHRIN Phase I/IIa trial had suffered a complete thoracic or cervical SCI and were thus initially classified as an A on the ASIA Impairment Scale. The trial is designed for a number of post-treatment evaluations of the patients for safety and efficacy for up to one year after treatment.
     In November 2006, interim results were reported on the 37 patients enrolled to that point from nine centers in the United States and Canada at four dose levels (0.3mg, 1mg, 3mg and 6mg). The data showed that 31% of the patients (11 of 36) who had reached the 6 week post-treatment follow-up had recovered some sensory and/or motor function below the site of their injury (ASIA A conversion to ASIA B or better) and that 8% of the patients (3 of 36) had improved to ASIA C or better.
     In February 2007, enrollment was initiated at 9mg in Canada to determine the safety and efficacy of CETHRIN at higher doses. Following review of the data by the Food and Drug Administration, or FDA, we plan to initiate enrollment at 9mg in the U.S. We expect to finish enrollment for the Phase I/IIa trial in the third quarter of 2007. The full results of the trial will be analyzed after all post-treatment evaluations are completed in 2008.
     In April 2007, interim 6 month follow-up results were reported on the patients who had reached the 6 week post-treatment follow-up. The data showed that 28% of the patients (10 of 36) had recovered some sensory and/or motor function below the site of their injury (ASIA A conversion to ASIA B or better) and that 19% of the patients (7 of 36) had improved to ASIA C or better.
     To date, the safety, tolerability and neurological outcome for each of the four dose levels (0.3mg, 1mg, 3mg and 6mg) has indicated that CETHRIN appears to be safe and well tolerated. There have been no serious adverse events related to CETHRIN as determined by the investigators and the independent data monitoring committee, or DMC (also referred to as the Data Safety Monitoring Board). There were two deaths of patients enrolled in the trial. The DMC and the clinical investigators determined that the two deaths were due to causes related to their initial SCI, other injuries, or preexisting conditions and not related to CETHRIN.
     Based on the results to date, we are planning a Phase IIb/III trial for CETHRIN. We expect to meet with the FDA and Health Canada on this proposed study in the third quarter of 2007. If we are able to obtain approval to conduct the study, we plan to begin the Phase IIb/III trial in North America by the end of 2007 or early 2008. We also plan to meet with European Union regulatory authorities in order to initiate clinical trials of CETHRIN in Europe in 2008.

     INOSINE is a proprietary regenerative factor that specifically promotes axon outgrowth in CNS neurons. Our development of INOSINE for the treatment of SCI is in preclinical development. We are undertaking preliminary work on a new formulation of INOSINE which, if successful, would support animal studies that would enable an Investigational New Drug application, or IND. Provided that we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that support the continued development required for an IND, we anticipate that we will submit an IND for INOSINE for functional recovery in SCI in the second half of 2008.
Molecular Imaging Program
     Our lead product candidate in the molecular imaging program is the ALTROPANE molecular imaging agent for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In September 2006, we announced statistically significant results of our Phase III trial, POET-1. In April 2007, we met with the FDA to review the POET-1 results and our design for the remaining Phase III clinical development. Based on our discussions with the FDA and our expert advisors, we are moving forward with our plans for the POET-2 program, having carefully evaluated the various options available to us in executing the program. Our discussions with the FDA to date have indicated that approximately 300 subjects will be required in the POET-2 program. To execute a rigorous, efficient trial process, maintain alignment with FDA practices, and utilize recent guidance from FDA, we presently believe that the most efficient way to execute the POET-2 Phase III program in support of a New Drug Application, or NDA, filing will be to conduct two concurrent trials that would each enroll approximately 150 patients. If we are able to obtain FDA concurrence for our POET-2 Phase III program, we believe that we will initiate the POET-2 program in the fourth quarter of 2007.
     In addition to ALTROPANE, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and ADHD. Our technetium-based molecular imaging program is in preclinical development. We have identified two promising lead compounds and are conducting preclinical animal imaging studies in non-human primates. If the results are favorable we will conduct exploratory imaging studies in humans. If satisfactory images are obtained in humans, we will carry out definitive proof-of-concept studies in humans.
     We believe that engaging a partner for our molecular imaging program for the launch and commercialization of ALTROPANE is likely to be the most effective means to maximize the value of the program. We believe that a clearly defined path with the FDA for the remaining clinical development of ALTROPANE will be instrumental in advancing our efforts to sign a commercial partner for ALTROPANE. If we are able to devote sufficient resources to continue and complete certain development activities and the program results in data that support the continued development, we believe that we will be able to partner the molecular imaging program by the end of 2007 or early 2008.
Neurodegenerative Program
     We are developing a DAT blocker for the treatment of the symptoms of PD and slowing or stopping the progression of PD. Our DAT blockers are in preclinical development. We have identified several promising lead compounds. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been shown to enter the brain after oral dosing in rodents.
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

Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $19,531,000 on a cumulative basis.

	1st Quarter
Program	2007	Cumulative
Nerve Repair	$705,000	$21,281,000
Molecular Imaging	$803,000	$23,406,000
Neurodegenerative	$72,000	$1,062,000
     Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. Even in Phase III clinical development, estimating the cost and the filing date for an NDA can be challenging due to the uncertainty regarding the number and size of the required Phase III trials. We are currently analyzing what additional expenditures may be required to complete the POET-2 program for ALTROPANE for the diagnosis of PS and cannot reasonably estimate the cost of this POET-2 program at this time.
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
     A beneficial conversion feature associated with the preferred stock is recognized as a return to the preferred stockholders and represents a non-cash charge in the determination of net loss available to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as discount to the debt and is amortized as additional interest expense ratably over the remaining term of the debt instrument.
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
Stock-Based Compensation
     Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123(R), or SFAS 123R. SFAS 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods have not been restated to reflect the fair value method of expensing share-based compensation.
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
     As of March 31, 2007, there remained approximately $1,876,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.31 years.
Results of Operations
Three Months Ended March 31, 2007 and 2006
     Our net loss and net loss attributable to common stockholders was $4,081,141 during the three months ended March 31, 2007 as compared with $3,964,442 during the three months ended March 31, 2006. Net loss attributable to common stockholders totaled $0.25 per share for the 2007 period as compared to $0.24 per share for the 2006 period. The increase in net loss in the 2007 period was primarily due to higher operating expenses. The increase in net loss attributable to common stockholders on a per share basis in the 2007 period was primarily due to the increase in net loss.
     Research and development expenses were $2,578,746 during the three months ended March 31, 2007 as compared with $2,220,168 during the three months ended March 31, 2006. The increase in the 2007 period was primarily attributable to higher costs associated with our nerve repair program of approximately $454,000 primarily associated with costs related to the license agreement, or the CETHRIN License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, acquired in December 2006 and higher compensation and related costs of approximately $114,000 primarily related to increased headcount. The increase was partially offset by a reduction in costs of approximately $260,000 associated with our molecular imaging program primarily related to decreased ALTROPANE clinical costs. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher CETHRIN and ALTROPANE clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,597,338 during the three months ended March 31, 2007 as compared with $1,827,385 during the three months ended March 31, 2006. The decrease in the 2007 period was primarily related to lower compensation and related costs of approximately $136,000 primarily related to a reduction in stock-based compensation expense and lower costs of approximately $81,000 related to our collaboration, merger and acquisition efforts. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our CETHRIN and ALTROPANE programs and costs associated with compliance with the Sarbanes-Oxley Act of 2002.
     Interest expense was $(77,020) during the three months ended March 31, 2007 as compared with $0 during the three months ended March 31, 2006. The decrease in the 2007 period was attributable to the Amended Notes issued in March 2007. The Amended Notes eliminated all outstanding accrued interest due under notes previously issued to the Lenders.
     Investment income was $17,923 during the three months ended March 31, 2007 as compared with $83,111 during the three months ended March 31, 2006. The decrease in the 2007 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2007 period.
Liquidity and Capital Resources
     Net cash used for operating activities, primarily related to our net loss, totaled $10,974,884 during the three months ended March 31, 2007 as compared to $4,191,746 during the three months ended March 31, 2006. The increase in the 2007 period is primarily related to the $7,500,000 due under the CETHRIN License which was paid in March 2007. Net cash used for investing activities totaled $13,706 during the three months ended March 31, 2007 as compared to cash provided by investing activities of $3,681,931 during the three months ended March 31, 2006. The increase in net cash used by investing activities primarily reflects the proceeds from the sales of marketable securities subsequently used to fund operations. Net cash provided by financing activities totaled

$11,006,102 during the three months ended March 31, 2007 as compared to $1,458 during the three months ended March 31, 2006. The increase in financing activities principally reflects the increase in promissory notes issued in the 2007 period.
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
     A summary of financings completed during the three years ended March 31, 2007 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued
March 2007	$ 9.0 million	Convertible Promissory Notes
February 2007	$ 2.0 million	Convertible Promissory Notes
October 2006	$ 6.0 million	Convertible Promissory Notes
August 2006	$ 2.0 million	Convertible Promissory Notes
September 2005	$12.8 million	Common Stock
March 2005	$ 5.0 million	Common Stock
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At March 31, 2007, we had available cash and cash equivalents of approximately $1,526,000. In May 2007, we received proceeds of $6,000,000 under the Amended Purchase Agreement.
     As of March 31, 2007, we have experienced total net losses since inception of approximately $147,585,000, stockholders’ deficit of approximately $20,323,000, and net working capital deficit of approximately $11,595,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at March 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at March 31, 2007 combined with the $6,000,000 in proceeds received from Highbridge under the Amended Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the Amended Purchase Agreement or Amended Notes, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the purchasers in such financing, including the March 2007 Note Holders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On May 7, 2007, the closing price of our common stock was $3.03. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.

     On May 1, 2007, we entered into the Amended Purchase Agreement, which (i) eliminated the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) added Highbridge as a Purchaser. Pursuant to the Amended Purchase Agreement, we issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000.
Recent Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, or FIN 48. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on our consolidated financial statements.
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
     In February, 2007 the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits reporting entities to chose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our results of operations and financial condition, if any.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2006. We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio.
Item 4 — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     The following discussion includes three revised risk factors (“We are a development stage company. We have incurred losses from our operations since inception and anticipate losses for the foreseeable future. We will not be able to achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. We will need substantial additional funding in order to continue our business and operations. If we are unable to secure such funding on acceptable terms, we will need to cease operations, significantly reduce, delay or cease one or more of our research or development programs, or surrender rights to some or all of our technologies. If we violate a debt covenant or default under our debt agreements, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. “If our preclinical testing and clinical trials are not successful, we will not obtain regulatory approval for commercial sale of our product candidates” and “If we are unable to retain our key personnel and/or recruit additional key personnel in the future, then we may not be able to operate effectively”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, we have deleted the risk factor entitled “Changes in estimates under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.”
Risks Related to our Financial Results and Need for Additional Financing
WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES. WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE WILL NEED TO CEASE OPERATIONS, SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES. IF WE VIOLATE A DEBT COVENANT OR DEFAULT UNDER OUR DEBT AGREEMENTS, WE MAY NEED TO CEASE OPERATIONS OR REDUCE , CEASE OR DELAY ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, ADJUST OUR CURRENT BUSINESS PLAN AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.
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
     As of March 31, 2007, we have experienced total net losses since inception of approximately $147,585,000, stockholders’ deficit of approximately $20,323,000, and net working capital deficit of approximately $11,595,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at March 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at March 31, 2007 combined with the $6,000,000 in proceeds received from Highbridge under the Amended Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2007.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the Amended Purchase Agreement or Amended Notes, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the purchasers holding a majority of the shares issued in the March 2005 financing. On May 7, 2007, the closing price of our common stock was $3.03. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     Based on the results to date, we are planning a Phase IIb/III trial for CETHRIN. We expect to meet with the FDA and Health Canada on this proposed study in the third quarter of 2007. If we are able to obtain approval to conduct the study, we plan to begin the Phase IIb/III trial in North America by the end of 2007 or early 2008. We also plan to meet with European Union regulatory authorities in order to initiate clinical trials of CETHRIN in Europe in 2008.
     In September 2006, we announced statistically significant results of our Phase III trial, POET-1. In April 2007, we met with the FDA to review the POET-1 results and our design for the remaining Phase III clinical development. Based on our discussions with the FDA and our expert advisors, we are moving forward with our plans for the POET-2 program, having carefully evaluating the various options available to us in executing the program. Our discussions with the FDA to date have indicated that approximately 300 subjects will be required in the POET-2 program. To execute a rigorous, efficient trial process, maintain alignment with FDA practices, and utilize recent guidance from FDA, we presently believe that the most efficient way to execute the POET-2 Phase III program in support of an NDA filing will be to conduct two concurrent trials that would each enroll approximately 150 patients. If we are able to obtain FDA concurrence for our POET-2 Phase III program, we believe that we will initiate the POET-2 program in the fourth quarter of 2007.
     There is no assurance that the results obtained to-date and/or any further work completed in the future will be sufficient to achieve the approvability of CETHRIN or the ALTROPANE molecular imaging agent.
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
     We are a party to and rely on a number of in-license agreements with third parties that give us rights to intellectual property that is necessary for our business. Our current in-license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology. In particular, the development of our nerve repair program is highly dependent upon CETHRIN which we licensed from BioAxone. If we are unable to meet our obligations in the time period specified in the CETHRIN License, including achieving the development and clinical milestones, obtaining a commercial agreement for the delivery of CETHRIN and the out-license of CETHRIN development in Japan, our business could be materially harmed.
     In order to continue to expand our business we may need to acquire additional product candidates in clinical development through in-licensing that we believe will be a strategic fit with us. We may not be able to in-license suitable product candidates at an acceptable price or at all. In addition, we expect to enter into additional licenses in the future. Engaging in any in-license will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license.
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
     Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:
•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Boston Life Sciences, Inc.; former Senior Scientific Advisor, Schwarz Pharma AG.

•	Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Director, Boston Life Sciences, Inc., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.
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
     In December 2006, we entered into the CETHRIN License pursuant to which we acquired the exclusive worldwide license to develop CETHRIN. Under the CETHRIN License, we agreed to $10,000,000 in up-front payments, of which we paid BioAxone $2,500,000 upon execution of the CETHRIN License and an additional $7,500,000 in March 2007. We also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. If we fail to launch a licensed product within twelve months of obtaining marketing approval for such product in the United States, at least two specified European countries or Japan, BioAxone may terminate our rights under the CETHRIN License in whole or in part in the United States, the European Union or Japan.
     In May 2006, we entered into licenses with CMCC, or CMCC Licenses, to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The CMCC Licenses provide for payments to CMCC for accrued patent costs, an up-front license payment of $50,000 and future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding for three years.
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
     To our knowledge, there is presently no approved diagnostic in the United States for PD and other movement disorders. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD, DaTSCAN™. To date, GE Healthcare has obtained marketing approval only in certain countries in Europe. To our knowledge, GE Healthcare is not presently seeking approval of DaTSCAN in the United States. To our knowledge, GE Healthcare is developing a technetium-based imaging agent that they may seek to have approved in both the United States and abroad. GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market ALTROPANE in Europe.
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
     Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer, Mark Pykett, our President and Chief Operating Officer, Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer and Frank Bobe, our Executive Vice President and Chief Business Officer to be key to our efforts to develop and commercialize our product candidates. The loss of the service of any of these key executives may significantly delay or prevent the achievement of product development and other business objectives. We have entered into employment and non-compete agreements with Messrs. Savas, Pykett, Rice and Bobe. We do not presently carry key person life insurance on any of our scientific or management personnel.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     On February 8, 2007, we amended and restated our outstanding amended and restated unsecured promissory note (the “Second Amended Note”) in favor of Robert L. Gipson to increase the aggregate principal amount that may be borrowed by us from Robert L. Gipson from $4,000,000 to $5,000,000.
     Also, on February 8, 2007, we amended and restated our outstanding unsecured promissory note (the “Amended Note”) in favor of Thomas L. Gipson (together with Robert Gipson, the “Lenders”) to increase the aggregate principal amount that may be borrowed by us from Thomas L. Gipson from $4,000,000 to $5,000,000.
     In March 2007, we amended and restated the Second Amended Note and the Amended Note (together the “Amended Notes”). The Amended Notes eliminated all outstanding principal and accrued interest due under the Second Amended Note and the Amended Note and our right to prepay any portion of the Second Amended Note and the Amended Note. On or after June 15, 2007, the Lenders shall effect the conversion of the outstanding principal under the Amended Notes into shares of our common stock at a conversion price of $2.50 per share. However, each Lender is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Lender, when taken together with all shares of common stock then held or otherwise beneficially owned by such Lender exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to such Lender, exceeds 19.9% of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     In March 2007, we entered into a convertible promissory note purchase agreement (the “March 2007 Purchase Agreement”) with the Lenders and Arthur Koenig (together the “Purchasers”) pursuant to which we could borrow up to $15,000,000 prior to December 31, 2007.
     On May 1, 2007, we amended the March 2007 Purchase Agreement (the “Amended Purchase Agreement”) to (i) eliminate the requirement for the Purchaser to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge International, LLC (“Highbridge”) as a Purchaser. Pursuant to the Amended Purchase Agreement, we issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000.
     All amounts borrowed by us under the Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers (i) into shares of our common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive royalty payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future royalty payments will become due and payable by upon the earlier of December 31, 2010 or the date of which a Purchaser declares an event of default (as defined in the Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned a March 2007 Note Holder exceeds 19.9%, or 9.99% for Highbridge, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to a March 2007 Note Holders, exceeds 19.9%, or 9.99% for Highbridge, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

Item 6 — Exhibits

10.1+	First Amendment, effective March 23, 2007, to License Agreement between the Company and BioAxone Therapeutic Inc. dated December 28, 2006

10.2	Third Amendment, effective April 1, 2007, to License Agreement between President and Fellows of Harvard College and the Company effective as of October 15, 1996

10.3	Second Amendment, effective April 1, 2007, to License Agreement between Organix, Inc. and the Company effective as of July 1, 2000

10.4	Employment Agreement, dated April 16, 2007 between the Company and Frank Bobe

10.5	Third Amended and Restated Promissory Note (unsecured) in favor of Robert Gipson dated March 22, 2007. Incorporated by reference to our current report on Form 8-K filed March 28, 2007.

10.6	Second Amended and Restated Promissory Note (unsecured) in favor of Thomas Gipson dated March 22, 2007. Incorporated by reference to our current report on Form 8-K filed March 28, 2007.

10.7	Convertible Promissory Note Purchase Agreement (unsecured) dated March 22, 2007 among the Company and purchasers listed therein. Incorporated by reference to our current report on Form 8-K filed March 28, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested as to certain portions which have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOSTON LIFE SCIENCES, INC (Registrant)
DATE: May 15, 2007	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2007	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)