Form 10-Q
period 2007-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2007-08-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-6533

ALSERES PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0277826
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

85 Main Street, Hopkinton, Massachusetts	01748
(Address of Principal Executive Offices)	(Zip Code)
(508) 497-2360
(Registrant’s Telephone Number, Including Area Code)
Boston Life Sciences, Inc.
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2007 there were 20,698,074 shares of Common Stock outstanding.

ALSERES PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 and 2006, and for the period from inception (October 16, 1992) to June 30, 2007	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and for the period from inception (October 16, 1992) to June 30, 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4 Controls and Procedures	25

Part II Other Information
Item 1A Risk Factors	25
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 4 Submission of Matters to a Vote of Security Holders	46
Item 5 Other Information	46
Item 6 Exhibits	47

SIGNATURES
Ex-4.1 Specimen certificate evidencing shares of common stock
Ex-10.1 Stock Option Agreement dated June 5, 2007
Ex-31.1 Section 302 Certification of the Chief Executive Officer
Ex-31.2 Section 302 Certification of the Chief Financial Officer
Ex-32.1 Section 906 Certification of the Chief Executive Officer
Ex-32.2 Section 906 Certification of the Chief Financial Officer
     In this report, “we”, “us” and “our” refer to Alseres Pharmaceuticals, Inc. The following are registered trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: CETHRIN®, ALTROPANE® and FLUORATEC™. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$2,361,966	$1,508,665
Other current assets	876,819	342,651

Total current assets	3,238,785	1,851,316
Fixed assets, net	117,900	136,433
Other assets	368,468	381,138

Total assets	$3,725,153	$2,368,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,529,708	$10,673,898
Convertible notes payable (Note 5)	—	8,000,000
Accrued lease (Note 6)	34,454	30,752

Total current liabilities	3,564,162	18,704,650
Convertible notes payable (Note 5)	14,541,818	—
Accrued lease, excluding current portion (Note 6)	217,746	236,144

Total liabilities	18,323,726	18,940,794

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,698,074 and 16,576,034 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	206,981	165,760
Additional paid-in capital	138,071,865	126,765,862
Deficit accumulated during development stage	(152,877,419)	(143,503,529)

Total stockholders’ deficit	(14,598,573)	(16,571,907)

Total liabilities and stockholders’ deficit	$3,725,153	$2,368,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16,
	Three months ended June 30,		Six months ended June 30,		1992) to
	2007	2006	2007	2006	June 30, 2007
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	2,678,439	2,094,175	5,257,185	4,314,343	95,710,232
General and administrative	2,468,669	1,873,581	4,066,007	3,700,966	47,302,325
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	5,147,108	3,967,756	9,323,192	8,015,309	155,159,101

Loss from operations	(5,147,108)	(3,967,756)	(9,323,192)	(8,015,309)	(154,259,101)
Other expenses	—	—	—	—	(1,582,878)
Interest expense, net	(186,718)	—	(109,698)	—	(4,501,865)
Investment income	41,077	43,074	59,000	126,185	7,466,425

Net loss	(5,292,749)	(3,924,682)	(9,373,890)	(7,889,124)	(152,877,419)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(5,292,749)	(3,924,682)	(9,373,890)	(7,889,124)	$(162,169,720)

Basic and diluted net loss attributable to common stockholders per share	$(0.30)	$(0.24)	$(0.55)	$(0.48)

Weighted average common shares outstanding	17,401,371	16,507,631	16,998,399	16,504,732

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Six months ended June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(9,373,890)	$(7,889,124)	$(152,877,419)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	21,818	—	1,670,493
Loss on disposal of fixed assets	9,054	—	9,054
Non-cash charges related to options, warrants and common stock	861,122	1,091,928	7,014,810
Amortization and depreciation	62,426	99,120	2,643,558
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(534,168)	(91,614)	(17,856)
(Decrease) increase in accounts payable and accrued expenses	(7,144,190)	(307,357)	2,757,043
(Decrease) increase in accrued lease	(14,696)	(52,671)	252,200

Net cash used for operating activities	(16,112,524)	(7,149,718)	(122,551,073)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(52,947)	(18,845)	(1,525,037)
(Increase) decrease in other assets	12,670	39,906	(722,103)
Purchases of marketable securities	—	(1,570,293)	(128,645,044)
Sales and maturities of marketable securities	—	9,753,912	128,645,044

Net cash (used for) provided by investing activities	(40,277)	8,204,680	(489,103)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,102	3,123	63,589,195
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	17,000,000	—	31,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,529,945)

Net cash provided by financing activities	17,006,102	3,123	125,402,142

Net increase in cash and cash equivalents	853,301	1,058,085	2,361,966
Cash and cash equivalents, beginning of period	1,508,665	578,505	—

Cash and cash equivalents, end of period	$2,361,966	$1,636,590	$2,361,966

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2007
1. The Company and Basis of Presentation
     Effective June 7, 2007, the stockholders of Boston Life Sciences, Inc. approved changing the name from Boston Life Sciences, Inc. to Alseres Pharmaceuticals, Inc. (the “ Company”).
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
     As of June 30, 2007, the Company has experienced total net losses since inception of approximately $152,877,000, stockholders’ deficit of approximately $14,599,000 and net working capital deficit of approximately $325,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at June 30, 2007 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at June 30, 2007 combined with the $10,000,000 available to the Company from Ingalls & Snyder Value Partners LP (“ISVP”) of which Robert Gipson, a significant stockholder and former director of the Company, is a general partner (together with the March 2007 Note Holders (Note 5), the “Purchasers”), pursuant to the second amended and restated convertible promissory note purchase agreement (the “August 2007 Amended Purchase Agreement”) entered into by the Company on August 13, 2007 (Note 5) and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through February 2008.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the August 2007 Amended Purchase Agreement (Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.
     In connection with the common stock financing completed by the Company in March 2005 (the “March 2005 Financing”), the Company agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson and Arthur Koenig, each of whom are significant stockholders of the Company (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50.
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
     Stock options and warrants to purchase approximately 4.8 million and 4.0 million shares of common stock were outstanding at June 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2007 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $5,292,749 and $3,917,439 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, total comprehensive loss was $9,373,890 and $7,877,722, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
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
     The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2007, the 1998 Omnibus Plan provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At June 30, 2007, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase up to 2,650,000 shares of the Company’s common stock. On June 7, 2007, the Company’s stockholders approved an increase in the 2005 Plan of 350,000 shares of common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the

Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors.
     The Company also has outstanding stock options granted under two other stock option plans, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. Both of these plans have expired and no future issuance of awards is permissible under these plans.
     The Company’s Board of Directors determines the term, vesting provisions, price, and number of shares for each award that is granted. The term of each option cannot exceed ten years. The Company has outstanding options with performance conditions which, if met, would accelerate vesting upon achievement of the applicable milestones.
     Stock-based employee compensation expense recorded during the three and six months ended June 30, 2007 and 2006 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Research and development	$115,423	$163,309	$230,382	$345,260
General and administrative	417,076	303,910	625,512	660,380

	$532,499	$467,219	$855,894	$1,005,640

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.03)	$(0.03)	$(0.05)	$(0.06)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and six months ended June 30, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected term	6 years	—	6 years	6 years
Risk-free interest rate	4.7% - 5.0%	—	4.5% - 5.0%	4.3%
Stock volatility	90%	—	90%	90%
Dividend yield	0%	—	0%	0%
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
     As of June 30, 2007, there remained approximately $3,379,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.39 years.

     A summary of the Company’s outstanding stock options for the six months ended June 30, 2007 and 2006 is presented below.

	Six months ended		Six months ended
	June 30, 2007		June 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,512,704	$3.46	2,590,152	$4.23
Granted	1,060,000	2.86	949,000	2.50

Exercised	—	—	(750)	2.22

Forfeited and expired	(32,084)	2.50	(168,698)	10.09

Outstanding at end of period	4,540,620	$3.33	3,369,704	$3.45

Options exercisable at end of period	2,470,292	$3.77	1,566,789	$4.37

     The weighted-average fair value of options granted was $2.15 and $1.91 during the six months ended June 30, 2007 and 2006, respectively.
The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 — $2.00	100,500	8.1 years	$1.97	67,722	8.2 years	$1.97
$2.01 — $3.00	3,083,071	7.8 years	2.54	1,368,889	6.2 years	2.40
$3.10 — $4.65	1,038,363	7.8 years	3.62	714,995	7.6 years	3.60
$4.99 — $6.96	132,500	2.1 years	5.50	132,500	2.1 years	5.50
$8.95 — $13.06	80,740	1.2 years	10.63	80,740	1.2 years	10.63
$15.62 — $22.36	105,446	1.2 years	16.44	105,446	1.2 years	16.44

	4,540,620	7.4 years	$3.33	2,470,292	6.1 years	$3.77

     The aggregate intrinsic value of outstanding options and exercisable options as of June 30, 2007 was $1,750,540 and $994,052, respectively. The intrinsic value of options vested during the six months ended June 30, 2007 was $162,676. No options were exercised during the six months ended June 30, 2007.
     As of June 30, 2007, 713,811 shares of common stock are available for grant under the Company’s option plans.
5. Convertible Notes Payable
     In August 2006, the Company issued to Robert Gipson an unsecured promissory note (the “RG Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $3,000,000 from Robert Gipson. In October 2006, the Company issued an amended and restated unsecured promissory note (the “Amended RG Note”) to Robert Gipson to replace the RG Note. Under the Amended RG Note, (i) the aggregate principal amount that could be borrowed by the Company was increased from $3,000,000 to $4,000,000, and (ii) one of the dates triggering repayment under the definition of Maturity Date (as discussed below) was changed from December 31, 2007 to June 30, 2007.
     In October 2006, the Company issued to Thomas Gipson (together with Robert Gipson, the “Lenders”) an unsecured promissory note, pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “TG Note,” together with Amended RG Note, the “First Amended Notes”). The Company borrowed a total of $8,000,000 pursuant to the First Amended Notes. The outstanding principal amount borrowed under the First Amended Notes was due and payable upon the earliest to occur of: (i) June 30, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the First Amended Notes), the first of these three events to occur referred to as the “Maturity Date.” Interest accrued on the outstanding principal amount under the First Amended Notes was initially payable on the Maturity Date at a rate of 9% per annum from the date of advance to the Maturity Date.
     In February 2007, the Company issued amended and restated unsecured promissory notes to the Lenders to replace the First Amended Notes (the “Second Amended Notes”). Under the Second Amended Notes, the aggregate principal amount that may be collectively borrowed by the Company was increased from $8,000,000 to $10,000,000. The Company borrowed an additional $2,000,000 from the Lenders, or $10,000,000 in the aggregate, pursuant to the Second Amended Notes.
     In March 2007, the Company issued an amended and restated unsecured promissory note of $5,000,000 to each of the Lenders (the “Amended Notes”). The Amended Notes eliminated all outstanding principal and accrued interest due under the Second Amended Notes and the Company’s right to prepay any portion of the Amended Notes. The Amended Notes also required the Lenders to effect a conversion of the outstanding principal under the Amended Notes into shares of the Company’s common stock at a conversion price of $2.50 per share (the “Amended Notes Conversion”) upon approval by the Company’s stockholders of the conversion. The Company recorded a gain related to the forgiveness of interest of approximately $273,000 to net interest expense on the Company’s Condensed Consolidated Statement of Operations during the three months ended March 31, 2007. On June 7, 2007, the Company’s stockholders approved the Amended Notes Conversion. On June 15, 2007, the Lenders converted the outstanding principal under the Amended Notes into 4,000,000 shares of the Company’s common stock.
     In March 2007, the Company entered into a convertible promissory note purchase agreement (the “March 2007 Purchase Agreement”) with Robert Gipson, Thomas Gipson and Arthur Koenig (the “March 2007 Note Holders”) pursuant to which the Company could borrow up to $15,000,000 prior to December 31, 2007. In March 2007, the Company issued convertible promissory notes to the March 2007 Note Holders (the “March Notes”) in the aggregate principal amount of $9,000,000. On May 1, 2007, the Company amended and restated the March 2007 Purchase Agreement (the “May 2007 Amended Purchase Agreement”) to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge International, LLC (“Highbridge”) as a Purchaser. In May 2007, the Company issued a convertible promissory note to Highbridge (the “Highbridge Note”) in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.
     In August 2007, the Company entered into the August 2007 Amended Purchase Agreement thereby amending and restating the May 2007 Amended Purchase Agreement to (i) increase the amount the Company could borrow by $10,000,000 and (ii) add ISVP as a Purchaser. The $15,000,000 borrowed and the $10,000,000 available to be borrowed by the Company under the August 2007 Amended Purchase Agreement bears interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive future payments related to the Company’s molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the August 2007 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, or (ii) the common stock issuable to a Purchaser, exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion, in each case unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     Pursuant to the August 2007 Amended Purchase Agreement, the Company agreed to file a registration statement (the “Registration Statement”) with the SEC within 60 days after the consummation of the August 2007 Amended Purchase Agreement to register for resale the shares of common stock issuable upon conversion of the convertible promissory notes issued and issuable pursuant to the August 2007 Amended Purchase Agreement (the “Required Filing Date”). The Company also agreed to use its reasonable best efforts to cause the Registration Statement to be declared effective prior to (A) the earlier of (i) 90 days after the Required Filing Date or (ii) five trading days after the Company receives notice from the SEC that the Registration Statement will not become subject to review, or if the SEC determines to review the Registration Statement, (B) the earlier of (i) 120 days after the Required Filing Date or (ii) five trading days after the Company receives notice from the SEC that the SEC has no further comment to the Registration Statement.
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the BCF is being recognized as interest expense ratably over the term of the note through December 31, 2010. The Company recorded interest expense related to the BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $22,000 during the three months ended June 30, 2007. At June 30, 2007, the aggregate carrying value of the Highbridge Note and the March Notes of $14,541,818 was classified as a long-term liability.
     The Company is subject to certain debt covenants pursuant to the August 2007 Amended Purchase Agreement. If the Company (i) fails to pay the principal or interest due under the August 2007 Amended Purchase Agreement, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the August 2007 Amended Purchase Agreement may become immediately due and payable by the Company. In addition, without the consent of the Purchasers, the Company may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the August 2007 Amended Purchase Agreement), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.
     According to a Schedule 13G/A filed with the SEC on June 12, 2007, Robert Gipson beneficially owned approximately 25.1% of the outstanding common stock of the Company on June 11, 2007. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder LLC and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on June 12, 2007, Thomas Gipson beneficially owned approximately 25.1% of the outstanding common stock of the Company on June 11, 2007. According to a Schedule 13G/A filed with the SEC on February 12, 2007, Arthur Koenig beneficially owned approximately 5.6% of the outstanding common stock of the Company on December 31, 2006.
6. Exit Activities
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its lease agreement dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) (the “Lease Amendment”) pursuant to which the Landlord consented to, among other things, the Company’s two sublease agreements and the Company agreed to increase its security deposit, subject to periodic reduction pursuant to a predetermined formula.
     As a result of the Company’s relocation, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated using discounted estimated cash flows described above for the Company’s two subleases. As prescribed by SFAS 146, an estimated credit-adjusted risk-free rate of 15% was used to discount the estimated cash flows. The expense and accrual recorded in accordance with SFAS 146 requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

     The activity related to the lease accrual at June 30, 2007, is as follows:

	Accrual at	Cash Payments,	Accrual at
	December 31,	Net of Sublease	June 30,
	2006	Receipts 2007	2007
Lease Amendment	$266,896	$14,696	$252,200
Short-term portion of lease accrual	30,752		34,454

Long-term portion of lease accrual	$236,144		$217,746

     During the three and six months ended June 30, 2007 the Company recorded approximately $9,700 and $20,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2006, the Company recorded approximately $11,000 and $22,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
     In May 2007, the Company decided to consolidate certain activities, cease operations at its Baltimore, Maryland location and to terminate the two employees working at that location effective June 30, 2007. In accordance with SFAS 146, the Company recognized approximately $186,000 related to one-time termination benefits and $6,300 related to the impairment of certain fixed assets in the accompanying Condensed Consolidated Statements of Operations during the three months ended June 30, 2007.
7. Commitments and Contingencies
     The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
     The Company has entered into two license agreements (the “CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, the Company entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding through May 2009.
     The Company has entered into license agreements (the “Harvard License Agreements”) with Harvard University and its affiliated hospitals (“Harvard and its Affiliates”) to acquire the exclusive worldwide rights to certain technologies within its molecular imaging and neurodegenerative programs. The Harvard License Agreements obligate the Company to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.
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

Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. Two such matters involve claims for cash and/or warrants to purchase shares of common stock of the Company in connection with certain of the Company’s private placements. One other such matter involves a claim for cash of $250,000 in connection with one of the Company’s license agreements. Management has responded to such claims and believes that there is no legal or equitable basis for payment of the claims and that the resolution of these matters and others will not have a material adverse effect on the consolidated financial statements.
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
     For the three and six months ended June 30, 2007 and 2006, the Company did not record any federal or state tax expense given its continued net operating loss position. As required by SFAS No. 109, “Accounting For Income Taxes”, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”), capitalized research and development expenditures and research and development credits (“R&D credit”). Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established at June 30, 2007 and December 31, 2006.
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
9. New Accounting Pronouncement
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this statement on the consolidated financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires the Company to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2007.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.” The information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2006.
Overview
Description of Company
     We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products that target unmet medical needs in the treatment and diagnosis of central nervous system, or CNS, disorders. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:
•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas, such as spinal cord injury, or SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and Attention Deficit Hyperactivity Disorder, or ADHD; and

•	Neurodegenerative program focused on treating the symptoms of PD and slowing or stopping the progression of PD.
     At June 30, 2007, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of June 30, 2007, we have experienced total net losses since inception of approximately $152,877,000 , stockholders’ deficit of approximately $14,599,000, and net working capital deficit of approximately $325,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at June 30, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at June 30, 2007 combined with the $10,000,000 available to us from Ingalls & Snyder Value Partners LP, or ISVP, of which Robert Gipson, our significant stockholder and former director, is a general partner, together with the March 2007 Note Holders (defined below) are referred to as the Purchasers, pursuant to the second amended and restated convertible promissory note purchase agreement, referred to as the August 2007 Amended Purchase Agreement, entered into by us on August 13, 2007 (described below) and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through February 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the August 2007 Amended Purchase Agreement (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

     In connection with our common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson and Arthur Koenig, each of whom are our significant stockholders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. On August 6, 2007, the closing price of our common stock was $2.77. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our technology platforms. Any consideration paid in connection with an acquisition would affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition or acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.
     In order to effect an acquisition, we may need additional financing. We cannot be certain that any such financing will be available on terms favorable or acceptable to us, or at all. If we raise additional funds through the issuance of equity, equity-related or debt securities, these securities may have rights, preferences or privileges senior to those of the rights of our common stockholders, and our existing stockholders would experience dilution. There can be no assurance that we will be able to identify or successfully complete any acquisitions.
Convertible Notes Payable
     In March 2007, we entered into a convertible promissory note purchase agreement, or the March 2007 Purchase Agreement, with Robert Gipson, Thomas Gipson and Arthur Koenig, or the March 2007 Note Holders, pursuant to which we could borrow up to $15,000,000 prior to December 31, 2007. In March 2007, we issued convertible promissory notes, or the March Notes, to the March 2007 Note Holders in the aggregate principal amount of $9,000,000. On May 1, 2007, we amended and restated the March 2007 Purchase Agreement, or the May 2007 Amended Purchase Agreement, to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge International, LLC, or Highbridge, as a Purchaser. In May 2007, we issued a convertible promissory note, or the Highbridge Note, to Highbridge in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.
     In August 2007, we entered into the August 2007 Amended Purchase Agreement thereby amending and restating the May 2007 Amended Purchase Agreement to (i) increase the amount we could borrow by $10,000,000 and (ii) add ISVP as a Purchaser. The $15,000,000 borrowed and the $10,000,000 available to be borrowed by us under the August 2007 Amended Purchase Agreement bears interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50 any time after December 31, 2007, (ii) the right to receive future payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the August 2007 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

     We are subject to certain debt covenants pursuant to the August 2007 Amended Purchase Agreement. If we (i) fail to pay the principal or interest due under the August 2007 Amended Purchase Agreement, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the August 2007 Amended Purchase Agreement may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except for obligations under the August 2007 Amended Purchase Agreement), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.
Product Development
Regenerative Therapeutics Program - Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke and optic nerve injury. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers called axons to regenerate and form new connections that restore lost abilities. We have acquired the rights to technologies aimed at two key and complementary approaches for nerve repair. These rights include approaches within the pro-regenerative and anti-regenerative pathways. We believe the pro-regenerative approach activates pathways that stimulate axon regeneration and the anti-regenerative approach deactivates pathways that inhibit axon regeneration. We also support sponsored research that may open new avenues for exploring combination therapies.
     CETHRIN is a proprietary protein that inactivates the action of Rho, a key enzyme that prevents axon regeneration and recovery after SCI. In February 2005, enrollment began in our current open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI at sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess any change in subjects’ sensory and motor functions, as well as overall recovery as measured by the American Spinal Injury Association, or ASIA, Impairment Scale. The ASIA Impairment Scale is used to score subjects within five categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. Grades B through E designate increasing levels of motor and sensory function. The subjects in the CETHRIN Phase I/IIa trial had suffered a complete thoracic or cervical SCI and were thus initially classified as an A on the ASIA Impairment Scale at the time they were enrolled in the trial.
     In April 2007, interim 6-month follow-up results were reported on 36 subjects enrolled at four dose levels (0.3 mg, 1 mg, 3 mg and 6 mg). The data indicated that 27.8% (10 of 36) of the CETHRIN treated subjects experienced a frequency of post-treatment conversions from ASIA A to ASIA B or better which is more than 400% greater than the conversion rate seen with the standard of care reported in the literature (6.7%, Burns, J. Neurotrauma, 2003). When subgroups of cervical subjects treated with CETHRIN were analyzed separately, 46.2% (6 of 13) of the subjects with cervical injuries exhibited a conversion rate from ASIA A to ASIA B or better that is 600% to 700% greater than the full patient group treated with the standard of care reported in the publication above. The data also indicated that the conversions experienced by CETHRIN treated subjects persisted over time and that some subjects improved over the six months to ASIA C or better. In subjects with cervical injuries, the interim efficacy data also suggests that the response rate observed is dose-dependent at the doses tested to date.
     In January 2007, enrollment was initiated at 9 mg for sites in Canada to determine the safety and efficacy of CETHRIN at higher doses. In June 2007, the Food and Drug Administration, or FDA, authorized an increase in the dose level to 9 mg for sites in the U.S. We expect to conclude enrollment for the Phase I/IIa trial in the fourth quarter of 2007. The full results of the trial will be analyzed after all post-treatment evaluations are completed in 2008.
     To date, the safety, tolerability and neurological outcome for each of the four dose levels (0.3 mg, 1 mg, 3 mg, and 6 mg) has indicated that CETHRIN appears to be safe and well tolerated. There have been no serious adverse events related to CETHRIN as determined by the investigators and the independent data monitoring committee, or DMC (also referred to as the Data Safety Monitoring Board). There were two deaths of subjects enrolled in the trial. The DMC and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries, or preexisting conditions and not related to CETHRIN.
     Based on the results to date, we are planning a Phase IIb/III trial for CETHRIN. We expect to meet with the FDA to review the Phase I/IIa results and our CETHRIN clinical development plan in the fourth quarter of 2007 and with Health Canada by early 2008. Based on discussions to date with the FDA and our expert advisors, we are planning to begin the Phase IIb/III trial in North America by the end of 2007 or early 2008. We also plan to meet with European regulatory authorities in order to initiate clinical trials of CETHRIN in Europe in 2008.
     INOSINE is a proprietary pro-regenerative product candidate that promotes axon outgrowth in CNS neurons. We are undertaking animal work with a new formulation of INOSINE which, if successful, would enable an Investigational New Drug, or IND, application for SCI. Provided that we are able to devote sufficient resources to continue and complete certain development activities and that the program results in data that support the continued development required for an IND, we anticipate that we will submit an IND for INOSINE for functional recovery in SCI in the second half of 2008.
Regenerative Therapeutics Program - Bone Repair
     CETHRIN is also being evaluated in animal models for additional indications in regenerative medicine including the ability to regenerate bone cells.
Molecular Imaging Program
     The ALTROPANE molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In September 2006, we announced statistically significant results of our Phase III trial, POET-1. In April 2007, we met with the FDA to review the POET-1 results and our design for the remaining Phase III clinical development. In July 2007, our collaborators completed enrollment in a study that supported the optimization of ALTROPANE’s dosing and image acquisition protocol that we believe will enhance ALTROPANE’s commercial use. Based on our discussions to date with the FDA and our expert advisors, we are planning to enroll approximately 350 subjects in our POET-2 program. To execute a rigorous, efficient trial process, maintain alignment with FDA practices, and utilize recent guidance from the FDA, we presently believe that the most efficient way to execute the POET-2 program in support of a New Drug Application, or NDA, filing will be to conduct two concurrent trials that would each enroll approximately 150 subjects. We will also enroll approximately 50 subjects whose scans will be used to train the expert readers in the new image acquisition protocol. Pending the outcome of our ongoing discussions with the FDA, we are planning to initiate the POET-2 program in the fourth quarter of 2007.
     In addition to ALTROPANE, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and ADHD. We have identified two promising lead compounds. We are optimizing the radiolabeling procedure as a prelude to imaging studies in non-human primates. If the results are favorable, the next step would be to conduct exploratory imaging studies in humans.
     We believe that engaging a partner for our molecular imaging program for the launch and commercialization of ALTROPANE will be the most effective means to maximize the value of the program. In April 2007, we enhanced our business development capability with the hiring of Frank Bobe, our Chief Business Officer. We have ongoing discussions with many potential partners. We believe that we will be able to partner the molecular imaging program by the end of 2007 or early 2008.

Neurodegenerative Program
     We are assessing drug candidates that specifically bind to DAT and could have the potential to both treat the symptoms of PD and slow or stop its progression. Our lead compounds have been shown to enter the brain after oral dosing in rodents and shown in primate studies to alleviate the symptoms of PD. We are seeking a partner to advance our neurodegenerative program into clinical trials.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $21,004,000 on a cumulative basis.

	Three months ended	Six months ended
Program	June 30,2007	June 30,2007	Cumulative
Regenerative Therapeutics	$673,000	$1,378,000	$21,954,000
Molecular Imaging	$533,000	$1,336,000	$23,939,000
Neurodegenerative	$—	$72,000	$1,062,000
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
     A beneficial conversion feature associated with the preferred stock is recognized as a return to the preferred stockholders and represents a non-cash charge in the determination of net loss available to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as a discount to the debt and is amortized as additional interest expense ratably over the remaining term of the debt instrument.
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
     As of June 30, 2007, there remained approximately $3,379,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.39 years.
Results of Operations
Three Months Ended June 30, 2007 and 2006
     Our net loss and net loss attributable to common stockholders was $5,292,749 during the three months ended June 30, 2007 as compared with $3,924,682 during the three months ended June 30, 2006. Net loss attributable to common stockholders totaled $0.30 per share for the 2007 period as compared to $0.24 per share for the 2006 period. The increase in net loss in the 2007 period was primarily due to higher operating expenses. The increase in net loss attributable to common stockholders on a per share basis in the 2007 period was primarily due to the increase in net loss.
     Research and development expenses were $2,678,439 during the three months ended June 30, 2007 as compared with $2,094,175 during the three months ended June 30, 2006. The increase in the 2007 period was primarily attributable to (i) higher compensation and related costs of approximately $433,000 primarily related to increased headcount offset by a reduction in stock-based compensation expense, (ii) severance costs of approximately

$186,000 associated with the closing of our Baltimore facility, and (iii) higher costs associated with our nerve repair program of approximately $286,000 primarily associated with costs related to CETHRIN which we licensed in December 2006 offset by a reduction in costs related to our INOSINE product. The increase was partially offset by a reduction in costs of approximately $408,000 associated with our molecular imaging program primarily related to decreased ALTROPANE clinical costs. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher CETHRIN and ALTROPANE clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $2,468,669 during the three months ended June 30, 2007 as compared with $1,873,581 during the three months ended June 30, 2006. The increase in the 2007 period was primarily attributable to (i) higher compensation and related costs of approximately $308,000 primarily related to an increase in headcount and an increase in stock-based compensation expense related to stock options granted during the period and (ii) higher legal and consulting costs of approximately $150,000 primarily related to our collaboration and fundraising efforts. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our CETHRIN and ALTROPANE programs and costs associated with compliance with the Sarbanes-Oxley Act of 2002.
     Interest expense was $186,718 during the three months ended June 30, 2007 as compared with $0 during the three months ended June 30, 2006. The increase in the 2007 period was attributable to the March Notes and Highbridge Note and the non-cash interest expense of approximately $22,000 related to the Highbridge Note’s beneficial conversion feature.
     Investment income was $41,077 during the three months ended June 30, 2007 as compared with $43,074 during the three months ended June 30, 2006. The decrease in the 2007 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2007 period.
Six months ended June 30, 2007 and 2006
     Our net loss and net loss attributable to common stockholders was $9,373,890 during the six months ended June 30, 2007 as compared with $7,889,124 during the six months ended June 30, 2006. Net loss attributable to common stockholders totaled $0.55 per share for the 2007 period as compared to $0.48 per share for the 2006 period. The increase in net loss in the 2007 period was primarily due to higher operating expenses. The increase in net loss attributable to common stockholders on a per share basis for the 2007 period was primarily due to the increase in net loss.
     Research and development expenses were $5,257,185 during the six months ended June 30, 2007 as compared with $4,314,343 during the six months ended June 30, 2006. The increase in the 2007 period was primarily attributable to (i) higher compensation and related costs of approximately $622,000 primarily related to increased headcount offset by a reduction in stock-based compensation expense, (ii) severance costs of approximately $186,000 associated with the closing of our Baltimore facility, and (iii) higher costs associated with our nerve repair program of approximately $740,000 primarily associated with costs related to CETHRIN offset by a reduction in costs related to our INOSINE product. The increase was partially offset by a reduction in costs of approximately $668,000 associated with our molecular imaging program primarily related to decreased ALTROPANE clinical costs.
     General and administrative expenses were $4,066,007 during the six months ended June 30, 2007 as compared with $3,700,966 during the six months ended June 30, 2006. The increase in the 2007 period was primarily related to (i) higher compensation and related costs of approximately $176,000 primarily related to increased headcount, (ii) higher legal and consulting costs of approximately $69,000 primarily related to our collaboration and fundraising efforts and (iii) higher directors fees of approximately $94,000 as a result of the addition of three new board members since the 2006 period.
     Interest expense was $109,698 during the six months ended June 30, 2007 as compared with $0 during the six months ended June 30, 2006. The increase in the 2007 period was attributable to the March Notes and Highbridge Note and the non-cash interest expense of approximately $22,000 related to the Highbridge Note’s beneficial conversion feature. The increase in the 2007 period was partially offset by the gain recorded related to the forgiveness of interest of approximately $273,000 attributable to $10,000,000 in promissory notes issued in March 2007. These notes issued in March 2007 eliminated all outstanding principal and accrued interest due under notes previously issued.
     Investment income was $59,000 during the six months ended June 30, 2007 as compared with $126,185 during the six months ended June 30, 2006. The decrease in the 2007 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2007 period.
Liquidity and Capital Resources
     Net cash used for operating activities, primarily related to our net loss, totaled $16,112,524 during the six months ended June 30, 2007 as compared to $7,149,718 during the six months ended June 30, 2006. The increase in the 2007 period is primarily related to the $7,500,000 due under the CETHRIN License which was paid in March 2007. Net cash used for investing activities totaled $40,277 during the six months ended June 30, 2007 as compared to net cash provided by investing activities of $8,204,680 during the six months ended June 30, 2006. The increase in net cash used by investing activities primarily reflects the proceeds from the sales of marketable securities subsequently used to fund operations. Net cash provided by financing activities totaled $17,006,102 during the six months ended June 30, 2007 as compared to $3,123 during the six months ended June 30, 2006. The increase in financing activities principally reflects the increase in promissory notes issued in the 2007 period.
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
     A summary of financings completed during the three years ended June 30, 2007 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes
October 2006	$6.0 million	Convertible Promissory Notes
August 2006	$2.0 million	Convertible Promissory Notes
September 2005	$12.8 million	Common Stock
March 2005	$5.0 million	Common Stock
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At June 30, 2007, we had available cash and cash equivalents of approximately $2,361,966.
     As of June 30, 2007, we have experienced total net losses since inception of approximately $152,877,000, stockholders’ deficit of approximately $14,599,000, and net working capital deficit of approximately $325,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at June 30, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at June 30, 2007 combined with the $10,000,000 available to us pursuant to the August 2007 Amended Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through February 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the August 2007 Amended Purchase Agreement, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. On August 6, 2007, the closing price of our common stock was $2.77. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.
     On May 1, 2007, we entered into the May 2007 Amended Purchase Agreement, which (i) eliminated the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) added Highbridge as a Purchaser. Pursuant to the May 2007 Amended Purchase Agreement, we issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000. In August 2007, we entered into the August 2007 Amended Purchase Agreement thereby amending and restating the May 2007 Amended Purchase Agreement to (i) increase the amount we could borrow by $10,000,000 and (ii) add ISVP as a Purchaser. In August 2007, we issued convertible promissory notes, or the August Notes, to Robert Gipson and ISVP in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.
     In June 2007, we entered into an agreement with a current Good Manufacturing Practices, or cGMP, manufacturer to, among other things, produce cGMP CETHRIN for use in our future clinical development for approximately $1,700,000. The agreement calls for payments of approximately $1,400,000 over the first year and approximately $300,000 over the second through fifth year of the agreement.
Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an Amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 permits reporting entities to choose to measure eligible financial assets or liabilities, which include marketable securities available-for-sale and equity method investments, at fair value at specified election dates, or according to a preexisting policy for specific types of eligible items. Unrealized gains and losses for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007. We are currently evaluating the effect that the adoption of SFAS 159 will have on our results of operations and financial condition, if any.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (EITF) on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. We intend to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.

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
Item 4 — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — Other Information
Item 1A — Risk Factors
     Statements contained or incorporated by reference in this Quarterly Report on Form 10-Q that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding our product candidates, including the success and timing of our preclinical, clinical and development programs, the submission of regulatory filings and proposed partnering arrangements, collaboration, merger, acquisition and fund raising efforts, results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.
     We cannot assure investors that our assumptions and expectations will prove to be correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. If any of the following risks actually occur, our business, financial condition or results of operations would likely suffer.
     The following discussion includes five revised risk factors (“We are a development stage company. We have incurred losses from our operations since inception and anticipate losses for the foreseeable future. We will not be able to achieve profitability unless we obtain regulatory approval and market acceptance of our product candidates. We will need substantial additional funding in order to continue our business and operations. If we are unable to secure such funding on acceptable terms, we will need to cease operations, significantly reduce, delay or cease one or more of our research or development programs, or surrender rights to some or all of our technologies. If we violate a debt covenant or default under our debt agreements, we may need to cease operations or reduce , cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern”, “If our preclinical testing and clinical trials are not successful, we will not obtain regulatory approval for commercial sale of our product candidates”, “If we are unable to maintain our key working relationships with our licensors, including BioAxone, Harvard and its Affiliates and CMCC, we may not be successful since substantially all of our current technologies were licensed from such licensors”, “We have no manufacturing capacity and limited marketing infrastructure and expect to be heavily dependent upon third parties to manufacture and market approved products” and “If we are unable to retain our key personnel and/or recruit additional key personnel in the future, then we may not be able to operate effectively”) that reflect developments subsequent to the discussion of risk factors included in our most recent Annual Report on Form 10-K. In addition, we have deleted the risk factor entitled “Changes in estimates under financial accounting standards related to share-based payments could have a material adverse impact on our reported results of operations.”
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
     As of June 30, 2007, we have experienced total net losses since inception of approximately $152,877,000, stockholders’ deficit of approximately $14,599,000, and net working capital deficit of approximately $325,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at June 30, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at June 30, 2007 combined with the $10,000,000 available to us pursuant to the August 2007 Amended Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through February 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the August 2007 Amended Purchase Agreement, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. On August 6, 2007, the closing price of our common stock was $2.77. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     Based on the results to date, we are planning a Phase IIb/III trial for CETHRIN. We expect to meet with the FDA to review the Phase I/IIa results and our CETHRIN clinical development plan in the fourth quarter of 2007 and with Health Canada by early 2008. Based on discussions to date with the FDA and our expert advisors, we are planning to begin the Phase IIb/III trial in North America by the end of 2007 or early 2008. We also plan to meet with European regulatory authorities in order to initiate clinical trials of CETHRIN in Europe in 2008.
     In September 2006, we announced statistically significant results of our Phase III trial, POET-1. In April 2007, we met with the FDA to review the POET-1 results and our design for the remaining Phase III clinical development. In July 2007, our collaborators completed enrollment in a physician’s study that supported the optimization of ALTROPANE’s dosing and image acquisition protocol that we believe will enhance ALTROPANE’s commercial use. Based on our discussions to date with the FDA and our expert advisors, we are planning to enroll approximately 350 subjects in our POET-2 program. To execute a rigorous, efficient trial process, maintain alignment with FDA practices, and utilize recent guidance from FDA, we presently believe that the most efficient way to execute the POET-2 program in support of an NDA filing will be to conduct two concurrent trials that would each enroll approximately 150 subjects. We will also enroll approximately 50 subjects whose scans will be used to train the expert readers in the new image acquisition protocol. Pending the outcome of our ongoing discussions with the FDA, we are planning to initiate the POET-2 program in the fourth quarter of 2007.
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
     Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:
•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Alseres Pharmaceuticals, Inc.; former Senior Scientific Advisor, Schwarz Pharma AG.

•	Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

•	Robert S. Langer, Jr. Sc.D., Director, Alseres Pharmaceuticals, Inc., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.
     Dr. Benowitz, Dr. Bianchine, Dr. He, and Dr. Langer provide scientific consultative services resulting in total payments of approximately $125,000 per year. Dr. Benowitz and Dr. He provide scientific consultative services primarily related to our nerve repair program. Dr. Bianchine provides scientific consultative services primarily related to our nerve repair and neurodegenerative programs. Dr. Langer provides consultative services primarily related to scientific and business services.
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
     Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or at a fixed and determined date. The patents on CETHRIN expire beginning in 2022. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the technetium-based molecular imaging agents expire beginning in 2017. The patents for INOSINE expire beginning in 2017. The patents for our DAT blockers expire beginning in 2012.
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
     We have entered into the CMCC Licenses with CMCC to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual funding through May 2009.
     We have entered into the Harvard License Agreements with Harvard and its Affiliates to acquire the exclusive worldwide rights to certain technologies within our molecular imaging and neurodegenerative programs. The Harvard License Agreements obligate us to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.
     Our license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.
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
WE HAVE NO MANUFACTURING CAPACITY AND LIMITED MARKETING INFRASTRUCTURE AND EXPECT TO BE HEAVILY DEPENDENT UPON THIRD PARTIES TO MANUFACTURE AND MARKET APPROVED PRODUCTS.
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
     Under our CETHRIN License, we acquired cGMP CETHRIN that we are currently utilizing for our Phase I/IIa trial and plan to use in our Phase IIb/III trial. In June 2007, we entered into an agreement with a cGMP manufacturer to produce more cGMP CETHRIN for use in our future clinical development. We do not presently have arrangements with any other suppliers in the event this supplier is unable to manufacture CETHRIN for us. We could encounter a significant delay before another supplier could manufacture CETHRIN for us due to the time required to establish a cGMP manufacturing process for CETHRIN.
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

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     On August 13, 2007, we amended the Amended and Restated Convertible Promissory Note Purchase Agreement dated May 1, 2007 among us and purchasers listed therein, or the Purchasers, to increase the aggregate principal amount under the agreement from $15,000,000 to $25,000,000, or the August 2007 Amended Purchase Agreement.
     Pursuant to the August 2007 Amended Purchase Agreement, we agreed to file a registration statement, or the Registration Statement, with the Securities and Exchange Commission, or the Commission, within 60 days after the consummation of the August 2007 Amended Purchase Agreement to register for resale the shares of common stock issuable upon conversion of the convertible promissory notes issued and issuable pursuant to the August 2007 Amended Purchase Agreement, or the Required Filing Date. We also agreed to use our reasonable best efforts to cause the Registration Statement to be declared effective prior to (A) the earlier of (i) 90 days after the Required Filing Date, or (ii) five trading days after we receive notice from the Commission that the Registration Statement will not become subject to review, or if the Commission determines to review the Registration Statement, (B) the earlier of (i) 120 days after the Required Filing Date or (ii) five trading days after we receive notice from the Commission that the Commission has no further comment to the Registration Statement.
     The $25,000,000 borrowed by us under the August 2007 Amended Purchase Agreement bears interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive royalty payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future royalty payments will become due and payable by the earlier of December 31, 2010 or the date of which a Purchaser declares an event of default (as defined in the August 2007 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion (i) the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned a Purchaser exceeds 19.9%, or 9.99% in the case of Highbridge International, LLC, or Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, or (ii) the common stock issuable to a Purchaser, exceeds 19.9%, or 9.99% in the case of Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion, in each case unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     All other terms of the August 2007 Amended Purchase Agreement remained unchanged.
     The convertible promissory notes were offered and are to be sold pursuant to the August 2007 Amended Purchase Agreement to selected institutional investors and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Item 4 — Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Shareholders on June 7, 2007.
     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 14,535,647 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the director nominees were as follows:

Nominees	For	Withheld
Peter G. Savas	14,398,397	137,249
Henry Brem	14,400,365	135,281
Gary E. Frashier	14,396,628	139,018
William L.S. Guinness	14,399,760	135,886
Robert S. Langer Jr.	14,360,174	175,472
Michael J. Mullen	14,397,565	138,081
John T. Preston	14,399,323	136,323
     A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve an amendment to our 2005 Stock Incentive Plan to increase the number of shares of common stock authorized for issuance thereunder from 2,300,000 to 2,650,000 shares. Of the shares voted, 10,553,356 shares voted in favor of such proposal, 197,236 shares were voted against such proposal and 4,249 shares abstained from voting.
     A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve an amendment to our amended and restated certificate of incorporation, as amended, to change our name from Boston Life Sciences, Inc. to Alseres Pharmaceuticals, Inc. Of the shares voted, 14,365,275 shares voted in favor of such proposal, 111,629 shares were voted against such proposal and 58,742 shares abstained from voting.
     A vote of the stockholders was taken at the Annual Meeting with respect to the proposal to approve the issuance of up to 7,143,666 shares of our common stock which may be issued upon the conversion of certain of our convertible promissory notes in the aggregate principal amount of $15,000,000, and to approve the issuance of up to 4,000,000 shares of our common stock which will be issued upon the conversion of certain of our convertible promissory notes in the aggregate principal amount of $10,000,000, in each case as required by NASDAQ Marketplace Rule 4350. Of the shares voted, 10,614,501 shares voted in favor of such proposal, 128,928 shares were voted against such proposal and 11,412 shares abstained from voting.
     In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2007. Of the shares voted, 14,455,373 shares voted in favor of such proposal, 22,814 shares were voted against such proposal and 57,460 shares abstained from voting.
Item 5. Other Information.
     The disclosure contained in “Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds” of this Quarterly Report on Form 10-Q is hereby incorporated by reference into this Item 5.

Item 6 — Exhibits

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation, as amended, filed with the Secretary of State of the State of Delaware on June 7, 2007. Incorporated by reference to the Current Report on Form 8-K filed on June 8, 2007.

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share.

10.1	Stock Option Agreement dated June 5, 2007 between the Company and Frank Bobe.

10.2	Amendment to 2005 Stock Incentive Plan, incorporated by reference to our definitive proxy statement filed April 30, 2007.

10.3	Amended and Restated Convertible Promissory Note Purchase Agreement, by and among the Company and the purchasers listed therein, dated May 1, 2007. Incorporated by reference to the Current Report on Form 8-K filed on May 3, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a) – 14(a)/Rule 15(d) – 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a) – 14(a)/Rule 15(d) – 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: August 14, 2007	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2007	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)