Form 10-Q
period 2007-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2007-11-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 5, 2007 there were 20,717,783 shares of Common Stock outstanding.

ALSERES PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2007 and 2006, and for the period from inception (October 16, 1992) to September 30, 2007	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2006, and for the period from inception (October 16, 1992) to September 30, 2007	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 Quantitative and Qualitative Disclosures About Market Risk	26
Item 4 Controls and Procedures	26

Part II Other Information
Item 1A Risk Factors	26
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 6 Exhibits	47

SIGNATURES	48
Ex-10.1 Second Amended and Restated Convertible Promissory Note Purchase Agreement, by and among the Company and the purchasers listed therein, dated August 13, 2007
Ex-31.1 Certification of the Chief Executive Officer pursuant to Rule 13(a) - 14(a)/Rule 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended
Ex-31.2 Certification of the Chief Financial Officer pursuant to Rule 13(a) - 14(a)/Rule 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended
Ex-32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Ex-32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     In this report, “we”, “us” and “our” refer to Alseres Pharmaceuticals, Inc. The following are registered trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: CETHRIN®, ALTROPANE® and FLUORATEC™. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$5,915,802	$1,508,665
Marketable securities	2,328,766	—
Other current assets	1,064,007	342,651

Total current assets	9,308,575	1,851,316
Fixed assets, net	98,497	136,433
Other assets	349,300	381,138

Total assets	$9,756,372	$2,368,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,829,550	$10,673,898
Convertible notes payable (Note 5)	—	8,000,000
Accrued lease (Note 6)	39,103	30,752

Total current liabilities	3,868,653	18,704,650
Convertible notes payable (Note 5)	23,213,384	—
Accrued lease, excluding current portion (Note 6)	205,218	236,144

Total liabilities	27,287,255	18,940,794

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,717,783 and 16,576,034 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	207,178	165,760
Additional paid-in capital	139,870,428	126,765,862
Accumulated other comprehensive income	4,253	—
Deficit accumulated during development stage	(157,612,742)	(143,503,529)

Total stockholders’ deficit	(17,530,883)	(16,571,907)

Total liabilities and stockholders’ deficit	$9,756,372	$2,368,887

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16,
	Three months ended September 30,		Nine months ended September 30,		1992) to
	2007	2006	2007	2006	September 30, 2007
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	2,511,154	2,167,532	7,768,339	6,481,875	98,221,386
General and administrative	1,959,883	1,859,073	6,025,890	5,560,039	49,262,208
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	4,471,037	4,026,605	13,794,229	12,041,914	159,630,138

Loss from operations	(4,471,037)	(4,026,605)	(13,794,229)	(12,041,914)	(158,730,138)
Other expenses	—	—	—	—	(1,582,878)
Interest expense, net	(327,871)	(12,500)	(437,569)	(12,500)	(4,829,736)
Investment income	63,585	26,623	122,585	152,808	7,530,010

Net loss	(4,735,323)	(4,012,482)	(14,109,213)	(11,901,606)	(157,612,742)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(4,735,323)	(4,012,482)	(14,109,213)	(11,901,606)	$(166,905,043)

Basic and diluted net loss attributable to common stockholders per share	$(0.23)	$(0.24)	$(0.77)	$(0.72)

Weighted average common shares outstanding	20,698,931	16,522,554	18,245,465	16,510,738

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Nine months ended September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(14,109,213)	$(11,901,606)	$(157,612,742)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	95,522	—	1,744,197
Loss on disposal of fixed assets	19,054	—	19,054
Non-cash charges related to options, warrants and common stock	1,259,882	1,593,389	7,413,570
Amortization and depreciation	73,721	144,164	2,654,853
Changes in operating assets and liabilities:
(Increase) decrease in other current assets	(665,772)	11,577	(149,460)
(Decrease) increase in accounts payable and accrued expenses	(6,844,348)	224,532	3,056,885
(Decrease) increase in accrued lease	(22,575)	(59,504)	244,321

Net cash used for operating activities	(20,193,729)	(9,987,448)	(126,632,278)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(54,839)	(37,181)	(1,526,929)
Decrease (increase) in other assets	31,838	41,678	(702,935)
Purchases of marketable securities	(3,359,879)	(2,071,660)	(132,004,923)
Sales and maturities of marketable securities	1,035,366	10,834,865	129,680,410

Net cash (used for) provided by investing activities	(2,347,514)	8,767,702	(2,796,340)
Cash flows from financing activities:
Proceeds from issuance of common stock	6,102	4,905	63,589,195
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	27,000,000	2,000,000	41,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	(57,722)	—	(5,587,667)

Net cash provided by financing activities	26,948,380	2,004,905	135,344,420

Net increase in cash and cash equivalents	4,407,137	785,159	5,915,802
Cash and cash equivalents, beginning of period	1,508,665	578,505	—

Cash and cash equivalents, end of period	$5,915,802	$1,363,664	$5,915,802

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2007
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
     As of September 30, 2007, the Company has experienced total net losses since inception of approximately $157,613,000 and stockholders’ deficit of approximately $17,531,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at September 30, 2007 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at September 30, 2007 combined with its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through February 2008.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under its second amended and restated convertible promissory note purchase agreement, entered into by the Company on August 13, 2007, (the “August 2007 Amended Purchase Agreement”) (Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.

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
2. Net Loss Per Share
     Basic and diluted net loss per share attributable to common stockholders has been calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive.
     Stock options and warrants to purchase approximately 4.6 million and 4.0 million shares of common stock were outstanding at September 30, 2007 and 2006, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2007 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $4,731,070 and $4,011,511 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, total comprehensive loss was $14,104,960 and $11,889,233, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period or expected performance period. The Company recognizes stock-based compensation expense using the straight-line attribution method unless the award includes a performance condition. The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as required under SFAS 123R. Previously the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements. All stock-based awards to non-employees are accounted for in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”
     The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2007, the 1998 Omnibus Plan provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At September 30, 2007, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase up to 2,650,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors.

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
     Stock-based employee compensation expense recorded during the three and nine months ended September 30, 2007 and 2006 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Research and development	$145,844	$168,843	$376,226	$514,103
General and administrative	254,227	315,690	879,739	976,070

	$400,071	$484,533	$1,255,965	$1,490,173

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.03)	$(0.07)	$(0.09)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and nine months ended September 30, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected term	6 years	6 years	6 years	6 years
Risk-free interest rate	4.1% - 4.3%	4.5% - 5.0%	4.1% - 5.0%	4.3% - 5.0%
Stock volatility	90%	90%	90%	90%
Dividend yield	0%	0%	0%	0%
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
     As of September 30, 2007, there remained approximately $3,008,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.31 years.

     A summary of the Company’s outstanding stock options for the nine months ended September 30, 2007 and 2006 is presented below.

	Nine months ended		Nine months ended
	September 30, 2007		September 30, 2006
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,512,704	$3.46	2,590,152	$4.23
Granted	1,085,000	2.85	1,062,000	2.66

Exercised	(19,709)	2.31	(750)	2.22

Forfeited and expired	(194,874)	2.37	(181,337)	9.55

Outstanding at end of period	4,383,121	$3.36	3,470,065	$3.47

Options exercisable at end of period	2,501,608	$3.79	1,943,670	$4.03

     The weighted-average fair value of options granted was $2.15 and $2.03 during the nine months ended September 30, 2007 and 2006, respectively.
     The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
Range of	Number	Contractual	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 — $2.00	100,500	7.9 years	$1.97	77,306	7.9 years	$1.97
$2.01 — $3.00	2,925,572	8.0 years	2.55	1,334,330	7.0 years	2.43
$3.10 — $4.65	1,038,363	7.5 years	3.62	771,286	7.4 years	3.61
$4.99 — $6.96	132,500	1.9 years	5.50	132,500	1.9 years	5.50
$8.95 — $13.06	80,740	1.0 years	10.63	80,740	1.0 years	10.63
$15.62 — $22.36	105,446	0.9 years	16.44	105,446	0.9 years	16.44

	4,383,121	7.4 years	$3.36	2,501,608	6.4 years	$3.79

     The aggregate intrinsic value of outstanding options and exercisable options as of September 30, 2007 was $670,937 and $446,798, respectively. The intrinsic value of options vested during the nine months ended September 30, 2007 was $108,264. The intrinsic value of options exercised during the nine months ended September 30, 2007 was $7,884.
     As of September 30, 2007, 836,667 shares of common stock are available for grant under the Company’s option plans.
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
     In March 2007, the Company entered into a convertible promissory note purchase agreement (the “March 2007 Purchase Agreement”) with Robert Gipson, Thomas Gipson and Arthur Koenig (the “Purchasers” and also referred to as the “March 2007 Note Holders”) pursuant to which the Company could borrow up to $15,000,000 prior to December 31, 2007. In March 2007, the Company issued convertible promissory notes to the March 2007 Note Holders (the “March Notes”) in the aggregate principal amount of $9,000,000.
     In May 2007, the Company amended and restated the March 2007 Purchase Agreement (the “May 2007 Amended Purchase Agreement”) to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge International, LLC (“Highbridge”) as a Purchaser. In May 2007, the Company issued a convertible promissory note to Highbridge (the “Highbridge Note”) in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.
     In August 2007, the Company amended and restated the May 2007 Amended Purchase Agreement (the “August 2007 Amended Purchase Agreement”) to (i) increase the amount the Company could borrow by $10,000,000 and (ii) add Ingalls & Snyder Value Partners LP (“ISVP”) as a Purchaser. In August 2007, the Company issued a convertible promissory note to ISVP (the “ISVP Note”) in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.
     The amounts borrowed by the Company under the August 2007 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive future payments related to the Company’s molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the August 2007 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder.

     Pursuant to the August 2007 Amended Purchase Agreement, the Company agreed to file a registration statement (the “Registration Statement”) with the SEC within 60 days after the consummation of the August 2007 Amended Purchase Agreement to register for resale the shares of common stock issued or issuable upon conversion of the convertible promissory notes issued pursuant to the August 2007 Amended Purchase Agreement (the “Required Filing Date”) and use its reasonable best efforts to cause the Registration Statement to be declared effective prior to (A) the earlier of (i) 90 days after the Required Filing Date or (ii) five trading days after the Company receives notice from the SEC that the Registration Statement will not become subject to review, or if the SEC determines to review the Registration Statement, (B) the earlier of (i) 120 days after the Required Filing Date or (ii) five trading days after the Company receives notice from the SEC that the SEC has no further comment to the Registration Statement.
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $26,000 and $48,000 during the three and nine months ended September 30, 2007, respectively.
     The ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $45,000 during the three months ended September 30, 2007.
     At September 30, 2007, the aggregate carrying value of the Highbridge Note, the March Notes and the ISVP Note of $23,213,384 was classified as a long-term liability.
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
     The activity related to the lease accrual at September 30, 2007, is as follows:

	Accrual at	Cash Payments,
	December 31,	Net of Sublease	Accrual at
	2006	Receipts 2007	September 30, 2007
Lease Amendment	$266,896	$22,575	$244,321
Short-term portion of lease accrual	30,752		39,103

Long-term portion of lease accrual	$236,144		$205,218

     During the three and nine months ended September 30, 2007 the Company recorded approximately $9,400 and $28,900, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2006, the Company recorded approximately $11,000 and $33,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
     In May 2007, the Company decided to consolidate certain activities, cease operations at its Baltimore, Maryland location and terminate the two employees working at that location effective June 30, 2007. In accordance with SFAS 146, the Company recognized approximately $186,000 related to one-time termination benefits and $6,300 related to the impairment of certain fixed assets in the accompanying Condensed Consolidated Statements of Operations during the nine months ended September 30, 2007.
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

     For the three and nine months ended September 30, 2007 and 2006, the Company did not record any federal or state tax expense given its continued net operating loss position. As required by SFAS No. 109, “Accounting For Income Taxes”, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”), capitalized research and development expenditures and research and development credits (“R&D credit”). Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established at September 30, 2007 and December 31, 2006.
     As of December 31, 2006, the Company had federal and state NOL carryforwards and federal and state R&D credit carryforwards, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2007 and going through 2026. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future as provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with shareholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly. The Company does not expect to have any taxable income for the foreseeable future.
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
9. New Accounting Pronouncement
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for the Company as of January 1, 2008. The Company is currently reviewing SFAS 157 and has not yet determined the impact, if any, on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115,” (“SFAS 159”) which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. The Company is currently reviewing SFAS 159 and has not yet determined the impact, if any, on its consolidated financial statements.

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
Overview
Description of Company
     We are a development stage biotechnology company engaged in the research and development of biopharmaceutical products that target unmet medical needs in the treatment and diagnosis of central nervous system, or CNS, disorders. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:
•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas or degenerative diseases, such as spinal cord injury, or SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and Attention Deficit Hyperactivity Disorder, or ADHD; and

•	Neurodegenerative program focused on treating the symptoms of PD and slowing or stopping the progression of PD.
     At September 30, 2007, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of September 30, 2007, we have experienced total net losses since inception of approximately $157,613,000 and stockholders’ deficit of approximately $17,531,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at September 30, 2007 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through February 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under our second amended and restated convertible promissory note purchase agreement, entered into by us on August 13, 2007, or the August 2007 Amended Purchase Agreement (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with our common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson and Arthur Koenig, each of whom are our significant stockholders, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. On November 5, 2007, the closing price of our common stock was $3.17. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
Convertible Notes Payable
     In March 2007, we entered into a convertible promissory note purchase agreement, or the March 2007 Purchase Agreement, with Robert Gipson, Thomas Gipson and Arthur Koenig, referred to as the Purchasers and also the March 2007 Note Holders, pursuant to which we could borrow up to $15,000,000 prior to December 31, 2007. In March 2007, we issued convertible promissory notes to the March 2007 Note Holders in the aggregate principal amount of $9,000,000.
     In May 2007, we amended and restated the March 2007 Purchase Agreement, or the May 2007 Amended Purchase Agreement, to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge International, LLC, or Highbridge, as a Purchaser. In May 2007, we issued a convertible promissory note, or the Highbridge Note, to Highbridge in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.
     In August 2007, we amended and restated the May 2007 Amended Purchase Agreement, or the August 2007 Amended Purchase Agreement, to (i) increase the amount we could borrow by $10,000,000 and (ii) add Ingalls & Snyder Value Partners LP, or ISVP, as a Purchaser. In August 2007, we issued a convertible promissory note, or the ISVP Note, to ISVP in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.
     The amounts borrowed by us under the August 2007 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50 any time after December 31, 2007, (ii) the right to receive future payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the August 2007 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
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
Product Development
Regenerative Therapeutics Program — Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas or degenerative diseases such as SCI, stroke and optic nerve injury. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers called axons to regenerate and form new connections that restore lost abilities. We have acquired the rights to technologies aimed at two key and complementary pathways involved in nerve repair: the pro-regenerative and anti-regenerative pathways. We believe the pro-regenerative approach activates pathways that stimulate axon regeneration and the anti-regenerative approach deactivates pathways that inhibit axon regeneration. We also support sponsored research that may open new avenues for exploring combination therapies.
     CETHRIN contains a proprietary protein that inactivates a key enzyme called Rho that prevents axon regeneration after SCI. In February 2005, enrollment began in our current open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI at sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the American Spinal Injury Association, or ASIA, Impairment Scale. The ASIA Impairment Scale is used to score subjects within five categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. Grades B through E designate increasing levels of motor and sensory function. The subjects in the CETHRIN Phase I/IIa trial suffered a complete thoracic or cervical SCI and were thus classified as an A on the ASIA Impairment Scale at the time of enrollment in the trial.
     In April 2007, interim 6-month follow-up results were reported on 37 subjects enrolled at four dose levels (0.3 mg, 1 mg, 3 mg and 6 mg). The data indicated that 27.0% (10 of 37) of the CETHRIN treated subjects experienced a frequency of post-treatment conversions from ASIA A to ASIA B or better, which is more than 400% greater than the conversion rate seen with the standard of care reported in the literature (6.7%, Burns, J. Neurotrauma, 2003). When cervical subjects treated with CETHRIN were analyzed separately, 46.2% (6 of 13) of the subjects with cervical injuries exhibited a conversion rate from ASIA A to ASIA B or better, which is 600% to 700% greater than the full patient group treated with the standard of care reported in the publication above. The data also indicated that the conversions experienced by CETHRIN treated subjects persisted over time. Further, 18.9% (7 of 37) of subjects overall and 38.5% (5 of 13) of subjects with cervical injuries improved over the six months to ASIA C or better. In subjects with cervical injuries, the interim efficacy data also suggest that the response rate observed is dose-dependent at the doses tested to date.

     To date, the safety and tolerability data for each of the four dose levels (0.3 mg, 1 mg, 3 mg, and 6 mg) have indicated that CETHRIN appears to be safe and well tolerated. There have been no serious adverse events related to CETHRIN as determined by the investigators and the independent Data Safety Monitoring Board, or DSMB. There were two deaths of subjects enrolled in the trial. The DSMB and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries, or preexisting conditions and not related to CETHRIN.
     In January 2007, enrollment was initiated at 9 mg dosage level for sites in Canada to determine the safety and efficacy of CETHRIN at higher doses. In June 2007, the Food and Drug Administration, or FDA, authorized an increase in the dose level to 9 mg for sites in the U.S. Each authorized dose level is first given to thoracic SCI subjects and then, following review by the DSMB, the dose level is extended to cervical subjects. In September 2007, the DSMB unanimously authorized expanding the 9 mg dose to include cervical subjects. We expect to conclude enrollment for the Phase I/IIa trial by the end of 2007 or early 2008. The results of the trial will be analyzed as the post-treatment evaluations are completed.
     In September 2007, we had a preliminary meeting with the European Medicines Agency, or EMEA, to discuss our clinical development plan for CETHRIN. In October 2007, we met with the FDA to review the Phase I/IIa results and our CETHRIN clinical development plan. We plan to meet with Health Canada in early 2008. Based on discussions to date with the regulatory authorities and our expert advisors, we are planning to begin a Phase IIb trial at sites in North America and Europe in the first half of 2008.
     We are also exploring the use of other nerve repair drug candidates in a variety of CNS conditions such as SCI, stroke, traumatic brain injury and ocular indications. Recently, we developed a high concentration formulation of our regenerative compound Inosine for intravenous administration. Using the high concentration formulation in a preclinical study in rats, brain levels of Inosine were observed to increase up to five-fold above baseline during a two hour intravenous infusion of Inosine. We plan to initiate a series of comparative studies in which the abilities of Inosine, Oncomodulin and other compounds to enhance nerve repair will be tested in parallel in a series of animal models of CNS disorders, which, if successful, will enable the most promising candidates and indications to be taken forward in development.
Regenerative Therapeutics Program — Bone Repair
     We are evaluating our Rho inhibitors in animal models for additional indications in regenerative medicine including the ability to stimulate cells to regenerate bone.
Molecular Imaging Program
     The ALTROPANE molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In September 2006, we announced statistically significant results of our Phase III trial, POET-1. In April 2007, we met with the FDA to review the POET-1 results and our design for the remaining Phase III clinical development. In July 2007, our collaborators completed enrollment in a study that optimized ALTROPANE’s image acquisition protocol which we believe will enhance ALTROPANE’s commercial use. Based on the available data and our discussions with the FDA and our expert advisors to date, we are planning a Phase III POET-2 program. As part of the customary process for clinical trials of molecular imaging agents, the POET-2 program will begin with a clinical study to acquire the set of ALTROPANE images used to train the expert readers. We plan to initiate this study in the fourth quarter of 2007. The second part of the planned POET-2 program involves two concurrent Phase III trials of approximately 150 subjects each using the optimized ALTROPANE imaging protocol developed for commercial use. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once agreement on the final design of the two trials is reached with the FDA.
     In addition to ALTROPANE, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and ADHD. We have identified two promising lead compounds. We are optimizing the radiolabeling procedure as a prelude to imaging studies in non-human primates. If the results are favorable, the next step will be to conduct exploratory imaging studies in humans.
     We believe that engaging a partner for our molecular imaging program for the launch and commercialization of ALTROPANE will be the most effective means to maximize the value of the program. In April 2007, we enhanced our business development capability with the hiring of Frank Bobe, our Chief Business Officer. We have ongoing discussions with potential partners. We believe that we will be able to partner the molecular imaging program in the first half of 2008.

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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $22,126,000 on a cumulative basis.

	Three months ended	Nine months ended
Program	September 30, 2007	September 30, 2007	Cumulative
Regenerative Therapeutics	$1,114,000	$2,492,000	$23,068,000
Molecular Imaging	$275,000	$1,611,000	$24,214,000
Neurodegenerative	$—	$72,000	$1,062,000
     Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of an NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. Even in Phase III clinical development, estimating the cost and the filing date for a New Drug Application, or NDA, can be challenging due to the uncertainty regarding the number and size of the required Phase III trials. We are currently analyzing what additional expenditures may be required to complete the POET-2 program for ALTROPANE for the diagnosis of PS and cannot reasonably estimate the cost of this POET-2 program at this time.
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
     A beneficial conversion feature associated with the preferred stock is recognized as a return to the preferred stockholders and represents a non-cash charge in the determination of net loss available to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as a discount to the debt and is amortized as additional interest expense using the effective interest method over the remaining term of the debt instrument.

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
     As of September 30, 2007, there remained approximately $3,008,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.31 years.
Results of Operations
Three Months Ended September 30, 2007 and 2006
     Our net loss and net loss attributable to common stockholders was $4,735,323 during the three months ended September 30, 2007 as compared with $4,012,482 during the three months ended September 30, 2006. Net loss attributable to common stockholders totaled $0.23 per share for the 2007 period as compared to $0.24 per share for the 2006 period. The increase in net loss in the 2007 period was primarily due to higher operating and interest expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2007 period was primarily due an increase in weighted average shares outstanding of approximately 4,176,000 shares, primarily the result of the conversion of certain convertible promissory notes into common stock completed in June 2007 offset by the increase in net loss.
     Research and development expenses were $2,511,154 during the three months ended September 30, 2007 as compared with $2,167,532 during the three months ended September 30, 2006. The increase in the 2007 period was primarily attributable to (i) higher compensation and related costs of approximately $189,000 primarily related to increased headcount offset by lower stock-based compensation expense, (ii) higher costs associated with our nerve repair program of approximately $780,000 primarily associated with costs related to CETHRIN which we licensed in December 2006 offset by lower costs related to our INOSINE product. The increase was partially offset by lower costs associated with our molecular imaging program of approximately $637,000 primarily related to decreased ALTROPANE clinical costs. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher CETHRIN and ALTROPANE clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,959,883 during the three months ended September 30, 2007 as compared with $1,859,073 during the three months ended September 30, 2006. The increase in the 2007 period was primarily attributable to higher commercialization and communication costs of approximately $157,000. The increase was partially offset by lower costs of approximately $75,000 related to our collaboration and fundraising efforts. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our CETHRIN and ALTROPANE programs and costs associated with compliance with the Sarbanes-Oxley Act of 2002.
     Interest expense was $327,871 during the three months ended September 30, 2007 as compared with $12,500 during the three months ended September 30, 2006. The increase in the 2007 period was attributable to the issuance of certain convertible promissory notes during the period and non-cash interest expense of approximately $74,000 primarily related to the Highbridge and ISVP Notes’ beneficial conversion features.
     Investment income was $63,585 during the three months ended September 30, 2007 as compared with $26,623 during the three months ended September 30, 2006. The increase in the 2007 period was primarily due to higher average cash, cash equivalent, and marketable securities balances during the 2007 period.
Nine months ended September 30, 2007 and 2006
     Our net loss and net loss attributable to common stockholders was $14,109,213 during the nine months ended September 30, 2007 as compared with $11,901,606 during the nine months ended September 30, 2006. Net loss attributable to common stockholders totaled $0.77 per share for the 2007 period as compared to $0.72 per share for the 2006 period. The increase in net loss in the 2007 period was primarily due to higher operating and interest expenses. The increase in net loss attributable to common stockholders on a per share basis for the 2007 period was primarily due to the increase in net loss.
     Research and development expenses were $7,768,339 during the nine months ended September 30, 2007 as compared with $6,481,875 during the nine months ended September 30, 2006. The increase in the 2007 period was primarily attributable to (i) higher compensation and related costs of approximately $739,000 primarily related to increased headcount offset by lower stock-based compensation expense, (ii) severance costs of approximately $186,000 associated with the closing of our Baltimore facility, and (iii) higher costs associated with our nerve repair program of approximately $1,530,000 primarily associated with costs related to CETHRIN offset by lower costs related to our INOSINE product. The increase was partially offset by lower costs of approximately $1,286,000 associated with our molecular imaging program primarily related to decreased ALTROPANE clinical costs.
     General and administrative expenses were $6,025,890 during the nine months ended September 30, 2007 as compared with $5,560,039 during the nine months ended September 30, 2006. The increase in the 2007 period was primarily related to (i) higher compensation and related costs of approximately $211,000 primarily related to increased headcount, (ii) higher commercialization and communication costs of approximately $154,000 and (iii) higher directors’ fees of approximately $116,000 due to the addition of three new board members since the beginning of the 2006 period.

     Interest expense was $437,569 during the nine months ended September 30, 2007 as compared with $12,500 during the nine months ended September 30, 2006. The increase in the 2007 period was attributable to the issuance of certain convertible promissory notes during the period and non-cash interest expense of approximately $96,000 primarily related to the Highbridge and ISVP Notes’ beneficial conversion features. The increase in the 2007 period was partially offset by the gain recorded related to the forgiveness of interest of approximately $273,000 attributable to $10,000,000 in promissory notes issued in March 2007. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under notes previously issued.
     Investment income was $122,585 during the nine months ended September 30, 2007 as compared with $152,808 during the nine months ended September 30, 2006. The decrease in the 2007 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2007 period.
Liquidity and Capital Resources
     Net cash used for operating activities, primarily related to our net loss, totaled $20,193,729 during the nine months ended September 30, 2007 as compared to $9,987,448 during the nine months ended September 30, 2006. The increase in the 2007 period is primarily related to the $7,500,000 due under the CETHRIN License which was paid in March 2007. Net cash used for investing activities totaled $2,347,514 during the nine months ended September 30, 2007 as compared to net cash provided by investing activities of $8,767,702 during the nine months ended September 30, 2006. The change in net cash used by investing activities primarily reflects the purchase of marketable securities during the nine months ended September 30, 2007. Net cash provided by financing activities totaled $26,948,380 during the nine months ended September 30, 2007 as compared to $2,004,905 during the nine months ended September 30, 2006. The increase in financing activities principally reflects the increase in promissory notes issued in the 2007 period.
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
     A summary of financings completed during the three years ended September 30, 2007 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$ 6.0 million	Convertible Promissory Notes
March 2007	$ 9.0 million	Convertible Promissory Notes
February 2007	$ 2.0 million	Convertible Promissory Notes
October 2006	$ 6.0 million	Convertible Promissory Notes
August 2006	$ 2.0 million	Convertible Promissory Notes
September 2005	$12.8 million	Common Stock
March 2005	$ 5.0 million	Common Stock
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At September 30, 2007, we had available cash, cash equivalents and marketable securities of approximately $8,245,000.
     As of September 30, 2007, we have experienced total net losses since inception of approximately $157,613,000 and stockholders’ deficit of approximately $17,531,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at September 30, 2007 combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through February 2008.

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
     In connection with our March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. On November 5, 2007, the closing price of our common stock was $3.17. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2006 have not materially changed since we filed that report.
     In May 2007, we entered into the May 2007 Amended Purchase Agreement, which (i) eliminated the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) added Highbridge as a Purchaser. Pursuant to the May 2007 Amended Purchase Agreement, we issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000.
     In August 2007, we entered into the August 2007 Amended Purchase Agreement thereby amending and restating the May 2007 Amended Purchase Agreement to (i) increase the amount we could borrow by $10,000,000 and (ii) add ISVP as a Purchaser. Pursuant to the August 2007 Amended Purchase Agreement, we issued a convertible promissory note to ISVP in the aggregate principal amount of $10,000,000.
     In June 2007, we entered into an agreement with a current Good Manufacturing Practices, or cGMP, manufacturer to, among other things, produce cGMP CETHRIN for use in our future clinical development for approximately $1,700,000. The agreement calls for payments of approximately $1,400,000 over the first year and approximately $300,000 over the second through fifth year of the agreement.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for us as of January 1, 2008. We are currently reviewing SFAS 157 and have not yet determined the impact, if any, on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”, or SFAS 159, which is effective for fiscal years beginning after November 15, 2007. SFAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. We are currently reviewing SFAS 159 and have not yet determined the impact, if any, on our consolidated financial statements.
     In June 2007, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force, or EITF, on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in

Future Research and Development Activities.” The guidance in EITF Issue 07-3 requires us to defer and capitalize nonrefundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, we would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. Early adoption is not permitted. Retrospective application of EITF Issue 07-3 is also not permitted. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2007.
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
Item 4 — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As of September 30, 2007, we have experienced total net losses since inception of approximately $157,613,000 and stockholders’ deficit of approximately $17,531,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at September 30, 2007 combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through February 2008.
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
     In connection with our March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding a majority of the shares issued in the March 2005 Financing. On November 5, 2007, the closing price of our common stock was $3.17. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     In September 2007, we had a preliminary meeting with the EMEA to discuss our clinical development plan for CETHRIN. In October 2007, we met with the FDA to review the Phase I/IIa results and our CETHRIN clinical development plan. We plan to meet with Health Canada in early 2008. Based on discussions to date with the regulatory authorities and our expert advisors, we are planning to begin a Phase IIb trial at sites in North America and Europe in the first half of 2008.
     In September 2006, we announced statistically significant results of our Phase III trial, POET-1. In April 2007, we met with the FDA to review the POET-1 results and our design for the remaining Phase III clinical development. In July 2007, our collaborators completed enrollment in a study that optimized ALTROPANE’s image acquisition protocol which we believe will enhance ALTROPANE’s commercial use. Based on the available data and our discussions with the FDA and our expert advisors to date, we are planning a Phase III POET-2 program. As part of the customary process for clinical trials of molecular imaging agents, the POET-2 program will begin with a clinical study to acquire the set of ALTROPANE images used to train the expert readers. We plan to initiate this study in the fourth quarter of 2007. The second part of the planned POET-2 program involves two concurrent Phase III trials of approximately 150 subjects each using the optimized ALTROPANE imaging protocol developed for commercial use. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once agreement on the final design of the two trials is reached with the FDA.
     There is no assurance that the results obtained to date and/or any further work completed in the future will be sufficient to achieve the approvability of CETHRIN or the ALTROPANE molecular imaging agent.
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
     Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:
•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School.

•	Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Alseres Pharmaceuticals, Inc.; former Senior Scientific Advisor, Schwarz Pharma AG.

•	Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

•	Robert S. Langer, Jr., Sc.D., Director, Alseres Pharmaceuticals, Inc., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

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
     Our significant collaborations include:
•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the SPECT ALTROPANE molecular imaging agent;

•	Molecular Neuroimaging, Inc. in New Haven, Connecticut which is optimizing our imaging protocol for commercial use; and

•	Organix, Inc. in Woburn, Massachusetts which provides non-radioactive ALTROPANE for FDA mandated studies and synthesizes our compounds for the treatment of PD and for axon regeneration.
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
     Under our CETHRIN License, we acquired cGMP CETHRIN that we are currently utilizing for our Phase I/IIa trial and plan to use in our Phase IIb trial. In June 2007, we entered into an agreement with a cGMP manufacturer to produce more cGMP CETHRIN for use in our future clinical development. We do not presently have arrangements with any other suppliers in the event this supplier is unable to manufacture CETHRIN for us. We could encounter a significant delay before another supplier could manufacture CETHRIN for us due to the time required to establish a cGMP manufacturing process for CETHRIN.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     On August 13, 2007, we amended the Amended and Restated Convertible Promissory Note Purchase Agreement dated May 1, 2007 among us and purchasers listed therein, or the Purchasers, to increase the aggregate principal amount under the agreement from $15,000,000 to $25,000,000, or the August 2007 Amended Purchase Agreement. In August 2007, we issued a convertible promissory note to Ingalls & Snyder Value Partners LP, or ISVP, in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.
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
     The $25,000,000 borrowed by us under the August 2007 Amended Purchase Agreement bears interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50 at any time after December 31, 2007, (ii) the right to receive royalty payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into royalty payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future royalty payments will become due and payable by the earlier of December 31, 2010 or the date of which a Purchaser declares an event of default (as defined in the August 2007 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned a Purchaser exceeds 19.9%, or 9.99% in the case of Highbridge International, LLC, or Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     All other terms of the August 2007 Amended Purchase Agreement remained unchanged.
     The convertible promissory notes were offered and sold pursuant to the August 2007 Amended Purchase Agreement to selected institutional investors and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

Item 6 — Exhibits
10.1	Second Amended and Restated Convertible Promissory Note Purchase Agreement, by and among the Company and the purchasers listed therein, dated August 13, 2007.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13(a) — 14(a)/Rule 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13(a) — 14(a)/Rule 15(d) - 14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: November 14, 2007	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2007	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)