Form 10-K
period 2007-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2008-03-31
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on June 30, 2007 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 10,405,866 outstanding shares of voting stock held by nonaffiliates of the registrant was $31,946,009.

As of March 24, 2008, there were 20,807,645 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas or degenerative diseases, such as spinal cord injury, or SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, ii) Attention Deficit Hyperactivity Disorder, or ADHD and iii) Dementia with Lewy Bodies, or DLB; and

•	Neurodegenerative disease program focused on treating the symptoms of PD and slowing or stopping the progression of PD.

Our clinical and preclinical product candidates are set forth in the following table:

Product Candidate	Indication(s)	Phase

Regenerative Therapeutics Program
CETHRIN®	Treatment — Acute SCI	Phase I/IIa
INOSINE	Treatment — SCI/Stroke	Preclinical
Oncomodulin	Treatment — Eye diseases	Preclinical
Rho Inhibitor	Treatment — Bone repair	Preclinical
Molecular Imaging Program
ALTROPANE®	Diagnosis — PD	Phase III
ALTROPANE®	Diagnosis — ADHD	Phase II
ALTROPANE®	Diagnosis — DLB	Preclinical
Technetium-based agents	Diagnosis — PD/ADHD/DLB	Preclinical
Neurodegenerative Disease Program
Dopamine Transporter, or DAT, blockers	Treatment — PD	Preclinical

We are a development stage company. Our goal is to become a profitable biotechnology company and an industry leader in the development of regenerative therapeutics to treat traumatic injuries and degenerative diseases. Our strategy is to invent, license or acquire technologies, resources and products that have the potential to strengthen our product pipeline and to advance them to market. We focus our efforts both on programs that we may control throughout the development and commercialization phases and on programs that we expect will involve a partner. We support sponsored research with notable collaborators to broaden our intellectual property estate. We believe the best way to create value for our stockholders is to continue transforming our product candidate pipeline into one dominated by therapeutic agents for nerve repair and supported by strategic partnerships for our other regenerative and diagnostic programs. We believe we will achieve this objective through:

•	Continued development of the preclinical and clinical product candidates in our nerve repair program;

•	Acquisitions of complementary nerve repair and regenerative therapeutics companies, products and/or technologies;

•	Strategic partnerships to advance development and commercialization of our product candidates; and

•	Expansion and protection of our intellectual property.

As of December 31, 2007, we have experienced total net losses since inception of approximately $163,052,000 and stockholders’ deficit of approximately $22,414,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents and marketable securities available at December 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents and marketable securities available at December 31, 2007, combined with the $5,000,000 available to us under a convertible promissory note purchase agreement, referred to as the March 2008 Amended Purchase Agreement, entered into by us on March 18, 2008 (described below) with Robert Gipson, our former director, Thomas Gipson, and Arthur Koenig, our significant stockholders, Highbridge International, LLC, or Highbridge, and Ingalls & Snyder Value Partners LP, or ISVP, collectively referred to as the Purchasers, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2008.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 24, 2008, the closing price of our common stock was $2.70. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

We were organized in 1992 and are incorporated in Delaware. Our principal executive offices are located at 85 Main Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 497-2360. In this Annual Report on Form 10-K, the terms “Alseres Pharmaceuticals”, the “Company”, “we”, “us” and “our” include Alseres Pharmaceuticals, Inc. and its subsidiaries. The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K: ALSEREStm, CETHRIN®, ALTROPANE® and FLUORATECtm. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

Recent Developments

March 2008 Amended Purchase Agreement

In March 2007, we entered into a convertible promissory note purchase agreement, or the March 2007 Purchase Agreement, with Robert Gipson, Thomas Gipson and Arthur Koenig, referred to as the Purchasers and also the March 2007 Note Holders, pursuant to which we could borrow up to $15,000,000 from the March 2007 Note Holders prior to December 31, 2007. In March 2007, we issued convertible promissory notes to the March 2007 Note Holders in the aggregate principal amount of $9,000,000 pursuant to the March 2007 Purchase Agreement. Certain of the material terms of the convertible promissory notes are described below.

In May 2007, we amended and restated the March 2007 Purchase Agreement, or the May 2007 Amended Purchase Agreement, to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge as a Purchaser. In May 2007, we issued a convertible promissory note, or the Highbridge Note, to Highbridge in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.

In August 2007, we amended and restated the May 2007 Amended Purchase Agreement, or the August 2007 Amended Purchase Agreement, to (i) increase the amount we could borrow by $10,000,000 to $25,000,000 and (ii) add ISVP as a Purchaser. In August 2007, we issued a convertible promissory note, or the ISVP Note, to ISVP in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.

In March 2008, we amended and restated the August 2007 Amended Purchase Agreement, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.

The amounts borrowed by us under the March 2008 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

We are subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement. If we (i) fail to pay the principal or interest due under the March 2008 Amended Purchase Agreement, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the March 2008 Amended Purchase Agreement may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except as provided under the March 2008 Amended Purchase Agreement), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.

Product Development

Regenerative Therapeutics Program — Nerve Repair

Background

Injuries to the brain and spinal cord can result in severe disability. In a limited way, backup or so-called accessory nerve pathways can partially compensate for those that have been destroyed, resulting in some recovery with rehabilitation. It has been widely believed that human beings are not capable of regenerating damaged or destroyed nerves in their CNS leading to the conclusion that recovery of function in severely injured patients is not possible or likely. Most research to date has focused on preventing further damage to nerves as a result of a stroke, spinal cord injury or traumatic brain injury; so-called “neuroprotection”. However, ongoing research by our scientific collaborators and others has indicated that axons, the portion of nerves that permit connections and signaling between nerve cells, can be induced to grow, potentially enabling function controlled by damaged nerves to return. Published studies have begun to describe and analyze biochemical pathways inside and outside of nerve cells that facilitate nerve repair, allowing molecular targets for product candidates to be identified and evaluated. These studies have identified certain factors that stimulate axon regeneration and others whose presence inhibits axon regeneration. Importantly, these studies have reduced the uncertainty around functional recovery based on axon regeneration and clearly distinguished it from neuroprotection. This research could potentially provide an avenue by which drug intervention could be utilized to support functional recovery in severe CNS injury.

Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas or degenerative diseases such as SCI, stroke and optic nerve injury. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers called axons to regenerate and form new connections that restore lost abilities. We have acquired the rights to technologies aimed at two key and complementary pathways involved in nerve repair: the pro-regenerative and anti-regenerative pathways. We believe the pro-regenerative approach activates pathways that stimulate axon regeneration and the anti-regenerative approach deactivates pathways that inhibit axon regeneration. We also support sponsored research that may open new avenues for exploring combination therapies. We believe these agreements extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing the rights to the technologies of two complementary approaches for axon regeneration is part of our strategy to build a broad platform of technology and intellectual property for the development of nerve repair therapeutics. We believe that the assembly of broad intellectual property and technology in nerve repair will create competitive advantages. The simultaneous implementation of the sponsored research programs may open avenues for exploring combination therapies for CNS disorders that are difficult to treat. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.

Market Opportunity

We believe that our nerve repair product candidates have the potential to change the current clinical outcome for patients with SCI, stroke, glaucoma and other CNS injuries. According to the Center for Disease Control, the incidence of SCI in the United States is approximately 11,000 cases annually. The American Stroke Association states that approximately 780,000 in the United States suffer from a stroke each year. And although the incidence of glaucoma is uncertain, the National Eye Institute cites the prevalence as more than 3,000,000 in the United States. Treatment options for patients with these disorders are presently limited and most patients are forced to spend the remainder of their lives with loss of function and ability to complete ordinary activities of daily living.

CETHRIN

Background

CETHRIN contains a proprietary protein that inactivates a key enzyme called Rho that prevents axon regeneration. Rho potentially plays an important role in a wide range of CNS indications, including acute SCI, optic nerve injury and glaucoma. CETHRIN is currently being investigated to facilitate the re-growth of axons during the critical period immediately after a major injury to the spinal cord. Following an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, CETHRIN is delivered to the injured region of the spinal cord using a single application with a fibrin sealant as a carrier.

In December 2006, we entered into a license agreement, or the CETHRIN License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, CETHRIN, as further defined in the CETHRIN License. The CETHRIN License calls for us to conduct development and commercialization activities of CETHRIN and to pay certain pre-commercialization milestones and on-going royalties on sales of CETHRIN when and if approved for marketing. The CETHRIN License includes a development plan with discrete development milestones which, if not met, could result in additional payments to BioAxone and/or loss of some or all of our license rights.

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

Phase I/IIa

In January 2008, enrollment ended in our open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI. A total of 48 subjects was enrolled at 9 sites in the United States and Canada. The trial design includes a number of post- treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the American Spinal Injury Association, or ASIA, Impairment Scale. The ASIA Impairment Scale is used to score subjects within five categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. Grades B through E designate increasing levels of motor and sensory function. The subjects in the CETHRIN Phase I/IIa trial suffered a complete thoracic or cervical SCI and were thus classified as an A on the ASIA Impairment Scale at the time of enrollment in the trial.

The trial assessed 5 dose levels of CETHRIN (0.3 mg, 1 mg, 3 mg, 6 mg and 9 mg). Each authorized dose level was first given to thoracic SCI subjects and then, following review by the independent Data Safety Monitoring Board, or DSMB, the dose level was extended to cervical subjects. To date, the safety and tolerability data for each of the five dose levels have indicated that CETHRIN appears to be safe and well tolerated. There have been no serious adverse events related to CETHRIN as determined by the investigators and DSMB. There were two deaths of subjects enrolled in the trial. The DSMB and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries, or preexisting conditions and not related to CETHRIN.

The 6-month interim data on the first 37 subjects treated with doses up to 6 mg indicated that 27.0% (10 of 37) of the CETHRIN treated subjects improved from ASIA A to ASIA B or better. This is more than 400% greater than the 6.7% conversion rate for non-CETHRIN treated subjects in a similarly designed study (Burns, J. Neurotrauma, 2003). When cervical subjects treated with CETHRIN were analyzed separately, 46.2% (6 of 13) of the subjects with cervical injuries improved from ASIA A to ASIA B or better. This is almost 700% greater than the full patient group treated with only the standard of care reported in the publication above. Moreover, 18.9% (7 of 37) of the CETHRIN treated subjects overall and 38.5% (5 of 13) of subjects with cervical injuries improved over the six months to ASIA C or better. In subjects with cervical injuries, the interim efficacy data also suggest that the conversion rate was dose-dependent.

Phase IIb

We have met with the Food and Drug Administration, or FDA, Health Canada and the European Medicines Agency, or EMEA, to review the Phase I/IIa results and our CETHRIN clinical development plan. Based on discussions to date with the regulatory authorities and our expert advisors, we are planning to initiate a double-blind, randomized, placebo-controlled, multi-center, Phase IIb trial in up to 200 subjects with acute cervical SCI at up to 80 sites in the United States, Canada, Europe and other selected countries during the second half of 2008.

Marketing and Sales

The FDA has designated CETHRIN as an Orphan Drug. We believe that this designation could provide us considerable strategic advantages. Orphan Drug designation provides a seven-year period of market exclusivity after FDA approval of a drug, waives select fees and streamlines the requirements for clinical development, potentially helping to accelerate the approval process and reduce costs. Orphan Drug designation also provides certain tax advantages. We are planning to engage a strategic partner for the development and commercialization of CETHRIN in Japan.

OTHER REGENERATIVE FACTORS

Background

We have rights to other technologies and factors that may be involved in nerve repair and regenerative therapeutics, including INOSINE and Oncomodulin, two proprietary regenerative factors that promote axon outgrowth in CNS neurons. In May 2006, we entered into two license agreements, or the CMCC Licenses, with Children’s Medical Center Corporation (also known as Children’s Hospital Boston), or CMCC, to acquire the exclusive worldwide rights to new axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. Additionally, we entered into two three-year sponsored research agreements with CMCC, or the Sponsored Research Agreements, to support approaches to activate pro-regenerative pathways that stimulate axon regeneration, led by Dr. Larry Benowitz, and for approaches to deactivate anti-regenerative pathways that inhibit axon regeneration, led by Dr. Zhigang He. The CMCC Licenses provide us exclusive rights to develop INOSINE, Oncomodulin and other therapeutic approaches to stimulate nerve repair. The CMCC Licenses calls for us to pay milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Inosine is a purine nucleoside that is a naturally occurring compound. We refer to the manufactured drug product candidate formulated for human administration as INOSINE to differentiate it from the naturally occurring compound which we refer to as inosine. Oncomodulin is a naturally-occurring protein that is reported by our scientific collaborators to enhance axon regeneration in animal models. Using recombinant Oncomodulin, our collaborating scientists have been able to stimulate regeneration of the optic nerve to a degree greater than had previously been documented in scientific literature and showed that the regenerated fibers passed through an optic nerve crush injury and extend for several millimeters along the degenerated optic nerve tract towards the brain. Oncomodulin is being evaluated as a therapeutic for potential ocular indications, including re-growth of axons after optic nerve injury or damage of retinal ganglion cells from intraocular pressure caused by glaucoma.

In September 2003, we entered into an agreement with Codman & Shurtleff, Inc., or Codman, a Johnson & Johnson subsidiary whereby Codman provided us with implantable pumps and intracerebroventricular catheters for our preclinical studies of INOSINE. In exchange for their support of our development program and regulatory submissions, Codman received a right of first refusal to exclusively license our intellectual property regarding INOSINE including, but not limited to, a right to co-develop INOSINE with Codman’s medical devices in the event that we offer similar rights to others. Codman’s rights are subject to specified terms and could extend from the date of certain completed pilot studies through the completion of Phase II clinical testing of INOSINE. However, we can provide no assurances that we will ever offer such rights to another party or that Codman will exercise their right of first refusal.

Preclinical Development

We believe that experiments and animal tests, including those conducted by our principal collaborating scientists, Dr. Larry Benowitz and Dr. Zhigang He and their colleagues at CMCC, demonstrate significant progress in the search for potentially important nerve repair agents for stroke and SCI. In published work, Dr. Benowitz and his colleagues showed that INOSINE stimulated axon growth in an animal model of SCI. Almost all of the treated animals showed signs of extensive axon regeneration from the uninjured to the injured side of the spinal cord, specifically the corticospinal tract. In related published work, INOSINE treatment was also shown to produce functional recovery in an experimental rat model of stroke. The improvement in forelimb and hindlimb function in the treated animals was statistically significant over the control group rats. Work in the laboratory of Dr. He has shown in vitro that inhibitors of the epidermal growth factor receptor can overcome the growth inhibition induced by myelin and stimulate nerve outgrowth.

We initiated a series of comparative studies in which the abilities of INOSINE, Oncomodulin and other compounds will be tested in parallel in a series of animal models of CNS disorders to assess their potential to enhance nerve repair. If successful, these studies may enable the most promising candidates and indications to be taken forward in development.

Regenerative Therapeutics Program — Bone Repair

Background

Bones consists of living cells embedded in the mineralized organic matrix that are responsible to keep bone healthy and repair broken bone. Bone repair involves the combination and simultaneous activity of many factors and results in the controlled production and resorption of bone. These factors play an important role in bone and cartilage formation, fracture healing, and the repair of musculoskeletal tissues. We believe that the enzyme Rho may also prevent the bone repair process and that inhibiting the action of Rho may stimulate the regeneration of bone.

Preclinical Development

We are evaluating our Rho inhibitors in vitro and in animal models to assess their ability to stimulate cells to regenerate bone.

Marketing and Sales

It is estimated by our market research resources that there are approximately 2,000,000 bone grafting procedures in the United States every year. The market for orthopedic biomaterials used in these procedures was estimated to be approximately $4 billion in 2006. In addition, the fastest growing segment of this market is recombinant protein products which reached $750,000,000 in sales in 2006 and is expected to grow to $2.9 billion by 2012.

Molecular Imaging Program

ALTROPANE Molecular Imaging Agent

Background

The ALTROPANE molecular imaging agent is a radiolabeled imaging agent that contains the radioactive element iodine isotope 123I and binds with extremely high affinity and specificity to the DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. We believe that the amount of ALTROPANE taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing neurons, death of these neurons results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when ALTROPANE is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This decrease in ALTROPANE binding in patients with PD is the theoretical basis for using ALTROPANE imaging as a diagnostic test for PS, including PD.

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

We have licensed worldwide exclusive rights to develop ALTROPANE from Harvard University and its affiliated hospitals, which we refer to as Harvard and its Affiliates, including the Massachusetts General Hospital. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Our development of ALTROPANE as an aid in the diagnosis of PS and related movement disorders, including PD is in a Phase III clinical program. Our development of ALTROPANE as a diagnostic for ADHD is in a Phase II clinical program. We believe that we can leverage our existing preclinical and clinical data to support the development of ALTROPANE as a diagnostic for other indications including Dementia with Lewy Bodies, or DLB. Our plan is to focus most of our internal efforts and resources on our nerve repair program. We are looking to engage a strategic partner for our molecular imaging program for the completion of the Phase III clinical program and for the launch and commercialization of ALTROPANE.

Diagnostic for Parkinsonian Syndromes (PS)

Background

PS is characterized by loss of dopamine-producing neurons resulting in a variety of movement disorders, especially tremors and gait problems. The most prevalent form of PS is PD which is a chronic, irreversible, neurodegenerative disease that generally affects people over 50 years old. PD is caused by a significant decrease in the number of dopamine producing neurons in specific areas of the brain. Inadequate production of dopamine causes, at least in part, the PD symptoms of tremor, muscle retardation and rigidity. PD can be difficult to diagnose using subjective analyses and can be confused with Essential Tremor, or ET. ET manifests with clinical symptoms very similar to those of PD. However, ET patients do not need the drugs routinely prescribed to PD patients.

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

Phase III Trial — Parkinson’s or Essential Tremor (POET-1)

Under an agreement with the FDA called a Special Protocol Assessment, or SPA, we initiated a Phase III program of ALTROPANE designed to distinguish PS from non-PS in patients with tremors. The Phase III program specified two sequential clinical protocols: 1) Parkinson’s or Essential Tremor-1, or POET-1, and 2) Parkinson’s or Essential Tremor-2, or POET-2. Under the SPA, interim analysis of the blinded data was not permitted and monitoring of un-blinded data was allowed. Publication of the detailed results of POET-1 prior to the completion of POET-2 was also prohibited to avoid biasing POET-2. A diagnosis of a MDS was utilized as the “gold standard.” The primary endpoint for POET-1 was the confirmation that the diagnostic accuracy of the ALTROPANE molecular imaging agent is statistically superior to the diagnostic accuracy of a PCP.

Based on certain statistical and modeling assumptions, we initially estimated that POET-1 would require enrollment of approximately 332 patients to meet the endpoints and be statistically significant. These assumptions included published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the un-blinded data from the initial patients enrolled in POET-1 indicated that the error rate of PCPs who participated in POET-1 was higher than anticipated. As such, statistical modeling indicated that, providing the performance of ALTROPANE in POET-1 was consistent with its historical performance in earlier trials, statistical significance could be achieved with fewer patients than originally projected. After a series of discussions with the FDA and our expert advisors, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so that we could analyze the complete set of clinical data for efficacy. The results of the 206 patients in POET-1 were statistically significant and with the exception of one “possibly-related” urinary tract infection that resolved after treatment, there were no drug-related serious adverse events.

Phase III Trial — Parkinson’s or Essential Tremor (POET-2)

In July 2007, our collaborators completed enrollment in a study that optimized ALTROPANE’s image acquisition protocol which we believe will enhance ALTROPANE’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized ALTROPANE image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire a set of ALTROPANE images. This set of images will be used to train the expert readers as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once final agreement on the design of the two trials is reached with the FDA.

Marketing and Sales

We are looking to engage a strategic partner for our molecular imaging program for the completion of the Phase III clinical program and launch and commercialization of ALTROPANE. We believe that engaging a partner is likely to be the most effective means to maximize the value of the program. We also believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.

Market Opportunity

It has been estimated that approximately 140,000 individuals in the United States per year present to their physician with new, undiagnosed cases of PD and ET, and are therefore candidates for a scan using the ALTROPANE molecular imaging agent to diagnose or rule out early PS. It has also been estimated by the National Institute of Neurological Disorders and Stroke and the National Parkinson’s Foundation, that the number of people in the United States with PD is between 500,000 and 1,500,000. It has been estimated by the Tremor Action Network that there are approximately 10,000,000 people in the United States with ET. In addition, a study done by the World Health Organization claims that approximately 2,000,000 individuals suffer from PD in Europe. The number of individuals affected by PD is expected to grow substantially as people continue to live longer and the overall population ages.

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

Physician’s Sponsored IND

The first clinical study utilizing the ALTROPANE molecular imaging agent for the early diagnosis of ADHD was conducted under a Physician’s Sponsored Investigational New Drug, or IND, application. Adult patients with ADHD underwent SPECT scans using ALTROPANE and were found to have a significant elevation in the number of DATs in the midbrain. All of the patients tested showed this abnormality. The excessive number of dopamine transporters found in the brain in these ADHD subjects suggests that this may be a detectable biochemical abnormality in at least some individuals presenting with symptoms of ADHD. The results of the study were subsequently published in the British medical journal, The Lancet.

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

Our Phase IIb trial enrolled 32 adult patients and was designed to confirm the results of the first Phase II trial and to ensure that the trial design and quantification algorithms were appropriate for this patient population. Based on the data reviewed to date, we believe that further Phase II clinical work will be necessary. We also believe the potential use of our molecular imaging agents for the diagnosis of ADHD continues to be a viable indication worth exploring and that this indication supported by the intellectual property issued to our licensor in July 2006, could be strategic in our partnering efforts for our molecular imaging program.

Market Opportunity

It has been estimated by the Children and Adults with ADHD, or CHADD, that 2 to 4% of adults in the United States have ADHD. In addition, the American Psychiatric Association estimates that 3 to 7% of school-age children in the United States have ADHD. We believe that an effective diagnostic for ADHD will enable physicians to identify those patients that have ADHD versus those who suffer from other behavioral disorders. For treatment to be successful, it is important to distinguish ADHD from other behavior or learning disorders. Many children carry ADHD into adulthood which may not only result in failure in school early in life but also underachievement later in life.

Diagnostic for Dementia with Lewy Bodies (DLB)

Background

DLB is a progressive brain disease and the second most common cause of neurodegenerative dementia. The symptoms of DLB are caused by the build-up of Lewy bodies inside the section of the brain that controls particular aspects of memory and motor control. The similarity of symptoms between DLB and PD, and between DLB and Alzheimer’s disease, can make it difficult to accurately diagnose. As with PD, there is no objective diagnostic tool available in the United States.

Preclinical Development

We believe that we can leverage our existing preclinical and clinical data to support the development of ALTROPANE as a diagnostic for DLB.

Market Opportunity

It has been estimated by the Alzheimer’s Association that there are approximately 7,000,000 to 10,000,000 people in the United States with dementia of which Age and Ageing estimates that up to approximately 3,000,000 people have DLB. According to Alzheimer Europe, there were approximately 1,800,000 people in Europe with DLB.

Technetium-Based Molecular Imaging Agent

Background

We are developing a second generation compound that will selectively bind the same DAT protein recognized by ALTROPANE. The new compound will incorporate the technetium-99m, or 99mTc, radiolabel, which is routinely available from a 99mTc generator in hospital radiopharmacies. The SPECT imaging agent will be prepared on site by a nuclear medicine department using our supplied kit rather than being centrally prepared and distributed as ALTROPANE is today. This new agent will be designed to function in a SPECT scan in a very similar manner to that of ALTROPANE. The imaging agent developed will be administered by intravenous injection and rapidly and selectively bind the DAT protein in the brain (striatum region) with high affinity. The unbound agent will clear the brain rapidly to allow high contrast SPECT scans on the day of administration. Under the correct conditions, the SPECT scan data reflect the number of DAT proteins. This is useful in the diagnoses and detection of diseases or conditions that reduce or increase the number of dopamine neurons or the concentration of DAT proteins on the neurons, such as in PD or ADHD.

We licensed worldwide exclusive rights to develop 99mTc-based molecular imaging agents similar to ALTROPANE. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Preclinical Development

Early primate studies using our two 99mTc-incorporated compounds previously developed, TECHNEPINE and FLUORATECtm, have demonstrated that they are taken up by the DAT proteins in the normal brain in sufficient quantity to provide a readable image. In addition, primates with experimentally-induced PD had markedly decreased uptake of both imaging agents. In 2007, we devised a new radiolabeling procedure as a prelude to obtaining definitive images in non-human primates. We believe the potential use of our technetium-based molecular imaging agents could be strategic in our partnering efforts for our molecular imaging program.

Market Opportunity

We believe that the ability to follow ALTROPANE to market with a second-generation technetium-based molecular imaging agent would give us a long-term competitive advantage. The use of technetium could offer ease-of-use, cost, manufacturing and distribution advantages.

Neurodegenerative Disease Program

Background

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

Preclinical Development

We have identified several promising lead compounds. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as mono-therapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been shown to enter the brain after oral dosing in rodents and to alleviate the symptoms of PD in non-human primates. We are seeking a partner to advance our neurodegenerative disease program into clinical trials.

Scientific Collaborators

A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional backgrounds and affiliations is as follows:

Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School;

Joseph R. Bianchine, M.D., Ph.D., F.A.C.P., F.A.C.C.P., Scientific Advisory Board Member, Alseres Pharmaceuticals, Inc., former Senior Scientific Advisor, Schwarz Pharma AG;

Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

Robert S. Langer, Sc.D., Director, Alseres Pharmaceuticals, Inc.; Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology; and

Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

Research and Development

We rely on licensing from third parties as our source for new technologies and product candidates, and we maintain only limited internal research and development personnel. Research and development expenses for the years ended December 31, 2007, 2006 and 2005 were approximately $10.5 million, $18.5 million and $6.1 million, respectively.

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

Our intellectual property strategy is to vigorously pursue patent protection for our technologies in the United States and major developed countries. As of December 31, 2007, we owned or licensed 34 issued U.S. patents and 33 pending U.S. patent applications. International patent applications corresponding to certain of these U.S. patent applications have also been filed. Generally, each license agreement is effective until the last patent licensed relating to the technology expires or a fixed and determined date. The patents for CETHRIN expire beginning in 2022. The patents for the ALTROPANE molecular imaging agent expire beginning in 2013. The patents for the technetium-based molecular imaging agents expire beginning in 2017. The patents for INOSINE expire in 2017. The patents for the DAT blockers expire beginning in 2012.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive, rapidly changing and are dominated by larger, more experienced and better capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies that have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research related to the causes of, and possible treatments for diseases for which we are trying to develop products are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to effectively compete with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products. These advantages could enable them to bring products to market faster than us.

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

A significant amount of research and development in the biotechnology industry is conducted by academic institutions, governmental agencies and other public and private research organizations. We rely on collaborations with these entities to acquire new technologies and product candidates. These entities often seek patent protection and enter into licensing arrangements to collect royalties for use of technology or for the sale of products they have discovered or developed. We face competition in our licensing or acquisition activities from pharmaceutical and biotechnology companies that also seek to collaborate with or acquire technologies or product candidates from these entities. Accordingly, we may have difficulty licensing or acquiring technologies or product candidates on acceptable terms.

To our knowledge, there is presently no approved therapeutic focused on the nerve repair of CNS disorders resulting from traumas, such as SCI. We are aware of other companies who are developing therapeutics to treat the CNS disorders resulting from SCI. These companies have significantly greater infrastructure and financial resources than us and if they were to able to obtain marketing approval for their products it could significantly adversely affect our competitive position. Given the challenges of achieving functional recovery in severe CNS disorders, we believe some of these competitors are developing devices or drugs that could potentially be used in conjunction with the therapeutics we are developing.

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

Obtaining FDA approvals is time-consuming and expensive. The steps required before any of our product candidates may be marketed in the United States include:

•	Development of suitable manufacturing processes for preclinical, clinical and commercial drug supply;

•	Preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice regulations;

•	Submission to the FDA of an IND application, which must become effective before United States human clinical trials may commence;

•	Adequate and well-controlled human clinical trials according to good clinical practice regulations, or GCP, to establish the safety and efficacy of the product for its intended use;

•	Submission to the FDA of an NDA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current Good Manufacturing Practices, or cGMP, to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the application(s) prior to any commercial sale or shipment of the drug.

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

Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with cGMP requirements. The results of product development, preclinical studies and clinical studies, along with descriptions of the manufacturing process, analytical tests conducted on the chemistry of the drug, and other relevant information are submitted to the FDA as part of the NDA requesting approval to market the product. The submission of an NDA is subject to payment of user fees, but a waiver of such fees may be obtained under specified circumstances. The FDA reviews all NDAs submitted before it accepts them for filing. If a submission is accepted for filing, the FDA begins an in-depth review, including inspecting the manufacturing facilities. The FDA may refuse to approve an NDA if the applicable regulatory criteria are not satisfied or may require additional clinical or other data. Even if such data are submitted, the FDA may ultimately decide not to approve the NDA.

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

Manufacturing

We currently outsource manufacturing for all of our product candidates and expect to continue to outsource manufacturing in the future. We believe our current suppliers will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of primarily outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs. FDA regulations require that we establish manufacturing sources for each of our product candidates under the cGMP regulations established by the FDA.

Under our CETHRIN License, we acquired cGMP CETHRIN that we are planning to use in our Phase IIb trial. In June 2007, we entered into an agreement with a cGMP manufacturer to produce more cGMP CETHRIN for use in our future clinical development. We do not presently have arrangements with any other suppliers in the event this supplier is unable to manufacture CETHRIN for us. We could encounter a significant delay before another supplier could manufacture CETHRIN for us due to the time required to establish a cGMP manufacturing process for CETHRIN.

MDS Nordion, Inc., or MDS Nordion, a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents, has supplied ALTROPANE to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2008, MDS Nordion manufactures the ALTROPANE molecular imaging agent for our clinical trials. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a cGMP manufacturing process for ALTROPANE. We hope to sign an extension with MDS Nordion before December 31, 2008 but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of ALTROPANE with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms.

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

Employees

As of December 31, 2007, we employed 25 full-time employees and 1 part-time employee. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Our Internet address is www.alseres.com. We are not including the information contained on our web site as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. We make available free of charge on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

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

As of December 31, 2007, we have experienced total net losses since inception of approximately $163,052,000 and stockholders’ deficit of approximately $22,414,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents and marketable securities available at December 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents and marketable securities available at December 31, 2007, combined with the $5,000,000 available to us under the March 2008 Amended Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2008.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended

Purchase Agreement, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with the March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 24, 2008, the closing price of our common stock was $2.70. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

We have met with the FDA, Health Canada and the EMEA, to review the Phase I/IIa results and our CETHRIN clinical development plan. Based on discussions to date with the regulatory authorities and our expert advisors, we are planning to initiate a double-blind, randomized, placebo-controlled, multi-center, Phase IIb trial in up to 200 subjects with acute cervical SCI at up to 80 sites in the United States, Canada, Europe and other selected countries during the second half of 2008.

In July 2007, our collaborators completed enrollment in a study that optimized ALTROPANE’s image acquisition protocol which we believe will enhance ALTROPANE’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized ALTROPANE’s image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire a set of ALTROPANE images. This set of images will be used to train the expert readers as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once final agreement on the design of the two trials is reached with the FDA.

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

Our patent strategy is to obtain broad patent protection, in the United States and in major developed countries, for our technologies and their related medical indications. Risks associated with protecting our patent and proprietary rights include the following:

•	Our ability to protect our technologies could be delayed or negatively affected if the USPTO requires additional experimental evidence that our technologies work;

•	Our competitors may develop similar technologies or products, or duplicate any technology developed by us;

•	Our competitors may develop products which are similar to ours but which do not infringe our patents or products;

•	Our competitors may successfully challenge one or more of our patents in an interference or litigation proceeding;

•	Our technologies may infringe the patents or rights of other parties who may decide not to grant a license to us. We may have to change our products or processes, pay licensing fees or stop certain activities because of the patent rights of third parties which could cause additional unexpected costs and delays;

•	Patent law in the fields of healthcare and biotechnology is still evolving and future changes in such laws might conflict with our existing and future patent rights, or the rights of others;

•	Our collaborators, employees and consultants may breach the confidentiality agreements that we enter into to protect our trade secrets and proprietary know-how. We may not have adequate remedies for such breach; and

•	There may be disputes as to the ownership of technological information developed by consultants, scientific advisors or other third parties which may not be resolved in our favor.

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

In order to continue to expand our business we may need to acquire additional product candidates including those in clinical development through in-licensing that we believe will be a strategic fit with us. We may not be able to in-license suitable product candidates at an acceptable price or at all. Engaging in any in-license will incur a variety of costs, and we may never realize the anticipated benefits of any such in-license.

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

Dr. Benowitz, Dr. Bianchine, Dr. He, and Dr. Langer provide scientific consultative services resulting in total payments of approximately $125,000 per year. Dr. Benowitz and Dr. He provide scientific consultative services primarily related to our nerve repair program. Dr. Bianchine provides scientific consultative services primarily related to our nerve repair and neurodegenerative disease programs. Dr. Langer provides consultative services primarily related to scientific and business services.

We do not have a consulting agreement with Dr. Meltzer but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.

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

We generally have a number of collaborations with research and development service providers ongoing at any point in time. These agreements generally cover a specific project or study, are usually for a duration between one month to one year, and expire upon completion of the project. Under these agreements, we are sometimes required to make an initial payment upon execution of the agreement with the remaining payments based upon the completion of certain specified milestones such as completion of a study or delivery of a report.

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

We maintain relationships with our licensors, including BioAxone, Harvard and its Affiliates, and CMCC. Substantially all of our technologies were licensed from these licensors. Under the terms of our license agreements with BioAxone, Harvard and its Affiliates and CMCC, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective agreement. Among other things, the technologies licensed under these agreements include:

•	CETHRIN compositions and methods of use;

•	ALTROPANE molecular imaging agent compositions and methods of use;

•	Technetium-based molecular imaging agent compositions and methods of use;

•	INOSINE methods of use; and

•	DAT blocker compositions and methods of use.

Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or a fixed and determined date. The patents on CETHRIN expire beginning in 2022. The patents on the ALTROPANE molecular imaging agent expire beginning in 2013. The patents on the technetium-based molecular imaging agents expire beginning in 2017. The patents for INOSINE expire beginning in 2017. The patents for our DAT blockers expire beginning in 2012.

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

In December 2006, we entered into the CETHRIN License pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, CETHRIN as further defined in the CETHRIN License. The CETHRIN License calls for us to conduct development and commercialization activities of CETHRIN, to pay certain pre-commercialization milestones and on-going royalties on sales of CETHRIN when and if approved for marketing. The CETHRIN License includes a development plan with discrete development milestones which, if not met, could result in additional payments to BioAxone and/or loss of some or all of our license rights. Under the CETHRIN License, we paid $10,000,000 in up-front payments. We also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. If we fail to launch a licensed product within twelve months of obtaining marketing approval for such product in the United States, at least two specified European countries or Japan, BioAxone may terminate our rights under the CETHRIN License in whole or in part in the United States, the European Union or Japan.

We have entered into the CMCC Licenses with CMCC to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual expenditures through May 2009.

We have entered into the Harvard License Agreements with Harvard and its Affiliates to acquire the exclusive worldwide rights to certain technologies within our molecular imaging and neurodegenerative disease programs. The Harvard License Agreements obligate us to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.

Our license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.

We have entered into sponsored research agreements with certain key collaborators, including CMCC. Under these agreements, we provide funding so that the sponsored scientists can continue their research efforts. These payments are generally made in equal quarterly installments over the term of the agreements which are usually for one to three years.

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

To our knowledge, there is presently no approved therapeutic focused on the nerve repair of CNS disorders resulting from traumas, such as SCI. We are aware of other companies who are developing therapeutics to treat the CNS disorders resulting from SCI. These companies have significantly greater infrastructure and financial resources than us and if they were to able to obtain marketing approval for their products it could significantly adversely affect our competitive position. Given the challenges of achieving functional recovery in severe CNS disorders, we believe some of these competitors are developing devices or drugs that could potentially be used in conjunction with the therapeutics we are developing.

To our knowledge, there is presently no approved diagnostic in the United States for PD and other movement disorders. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD, DaTSCAN. To date, GE Healthcare has obtained marketing approval only in certain countries in Europe. To our knowledge, GE Healthcare is not presently seeking approval of DaTSCAN in the United States. To our knowledge, GE Healthcare is developing a technetium-based imaging agent that they may seek to have approved in both the United States and abroad. GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market ALTROPANE in Europe.

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

Under our CETHRIN License, we acquired cGMP CETHRIN that we are planning to use in our Phase IIb trial. In June 2007, we entered into an agreement with a cGMP manufacturer to produce more cGMP CETHRIN for use in our future clinical development. We do not presently have arrangements with any other suppliers in the event this supplier is unable to manufacture CETHRIN for us. We could encounter a significant delay before another supplier could manufacture CETHRIN for us due to the time required to establish a cGMP manufacturing process for CETHRIN.

MDS Nordion has supplied ALTROPANE to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2008, MDS Nordion manufactures the ALTROPANE molecular imaging agent for our clinical trials. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable to manufacture ALTROPANE for us. We could encounter a significant delay before another supplier could manufacture ALTROPANE for us due to the time required to establish a cGMP manufacturing process for ALTROPANE. We hope to sign an extension with MDS Nordion before December 31, 2008 but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of ALTROPANE with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms.

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

We held a special meeting of stockholders on October 30, 2007. There were present at the special meeting in person or by proxy stockholders holding an aggregate of 12,915,779 shares of common stock, representing a quorum.

The results of the vote taken at the special meeting with respect to the proposal to approve the issuance of up to 7,517,222 shares of our common stock which may be issued upon the conversion of certain of its convertible promissory notes in the aggregate principal amount of $16,000,000 issued pursuant to the March 2007 Purchase Agreement, as required by NASDAQ Marketplace Rule 4350 was as follows:

For	Against	Abstain

12,862,942	45,831	7,006

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NASDAQ Capital Market under the symbol ALSE. Prior to June 7, 2007, our common stock was traded on the NASDAQ Capital Market under the symbol BLSI. In February 2005, we implemented a one-for-five reverse split of our common stock. Unless otherwise noted, data used throughout this Annual Report on Form 10-K is adjusted to reflect the reverse stock split.

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2006 through December 31, 2007 as reported on the NASDAQ Capital Market.

Quarter Ended	High	Low

March 31, 2006	$3.75	$2.24
June 30, 2006	$3.82	$2.38
September 30, 2006	$4.24	$2.25
December 31, 2006	$3.70	$2.20
March 31, 2007	$2.97	$2.07
June 30, 2007	$3.52	$2.21
September 30, 2007	$3.06	$1.95
December 31, 2007	$3.50	$2.41

Holders

As of March 24, 2008, there were approximately 2,900 holders of record of our common stock. As of March 24, 2008, there were approximately 8,900 beneficial holders of our common stock.

Dividends

We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2007 and our consolidated balance sheets as of December 31, 2007 and 2006 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 8. Financial Statements and Supplementary Data” herein. The consolidated statement of operations data for each of the years ended December 31, 2004 and 2003 and the consolidated balance sheet data as of December 31, 2005, 2004 and 2003 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005	2004	2003

Statement of Operations Data
Revenues	$—	$—	$—	$—	$—
Operating expenses	18,881,125	26,434,736	11,647,984	10,381,429	7,914,887
Net loss	(19,548,348)	(26,355,243)	(11,501,442)	(11,250,877)	(8,367,994)
Preferred stock beneficial conversion feature	—	—	—	—	(2,696,658)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	(715,515)	(480,045)	(34,029)
Net loss attributable to common stockholders	(19,548,348)	(26,355,243)	(12,216,957)	(11,730,922)	$(11,098,681)
Basic and diluted net loss per share attributable to common stockholders	$(1.04)	$(1.59)	$(1.03)	$(1.73)	$(1.82)
Weighted average number of common shares outstanding	18,874,070	16,525,154	11,806,153	6,795,316	6,101,408
Balance Sheet Data
Cash and cash equivalents	$2,933,292	$1,508,665	$578,505	$152,971	$6,088,458
Marketable securities	1,240,543	—	8,750,832	1,490,119	4,876,402
Restricted cash and restricted marketable securities	—	—	—	—	5,036,248
Total assets	5,623,677	2,368,887	10,515,488	2,544,713	17,432,894
Working capital (deficit) (excludes restricted cash and restricted marketable securities)	1,421,887	(16,853,334)	7,466,080	(187,530)	9,974,660
Long-term debt	24,267,741	—	—	—	3,811,129
Stockholders’(deficit ) equity	$(22,414,471)	$(16,571,907)	$7,891,306	$568,940	$12,115,618

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”

Overview

Description of Company

We are a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had a significant loss of CNS function resulting from traumas or degenerative diseases, such as spinal cord injury, or SCI, stroke and optic nerve injury utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, ii) Attention Deficit Hyperactivity Disorder, or ADHD; and iii) Dementia with Lewy Bodies, or DLB; and

•	Neurodegenerative disease program focused on treating the symptoms of PD and slowing or stopping the progression of PD.

At December 31, 2007, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of December 31, 2007, we have experienced total net losses since inception of approximately $163,052,000, and stockholders’ deficit of approximately $22,414,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents and marketable securities available at December 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents and marketable securities available at December 31, 2007, combined with the $5,000,000 available to us under a convertible promissory note purchase agreement, referred to as the March 2008 Amended Purchase Agreement, entered into by us on March 18, 2008 (described below) with Robert Gipson, our former director, Thomas Gipson, and Arthur Koenig, our significant stockholders, Highbridge International, LLC, or Highbridge, and Ingalls & Snyder Value Partners LP, or ISVP, collectively referred to as the Purchasers, and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2008.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 24, 2008, the closing price of our common stock was $2.70. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

March 2008 Amended Purchase Agreement

In March 2007, we entered into a convertible promissory note purchase agreement, or the March 2007 Purchase Agreement, with Robert Gipson, Thomas Gipson and Arthur Koenig, referred to as the Purchasers and also the March 2007 Note Holders, pursuant to which we could borrow up to $15,000,000 from the March 2007 Note Holders prior to December 31, 2007. In March 2007, we issued convertible promissory notes to the March 2007 Note Holders in the aggregate principal amount of $9,000,000 pursuant to the March 2007 Purchase Agreement. Certain of the material terms of the convertible promissory notes are described below.

In May 2007, we amended and restated the March 2007 Purchase Agreement, or the May 2007 Amended Purchase Agreement, to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge as a Purchaser. In May 2007, we issued a convertible promissory note, or the Highbridge Note, to Highbridge in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.

In August 2007, we amended and restated the May 2007 Amended Purchase Agreement, or the August 2007 Amended Purchase Agreement, to (i) increase the amount we could borrow by $10,000,000 to $25,000,000 and (ii) add ISVP as a Purchaser. In August 2007, we issued a convertible promissory note, or the

ISVP Note, to ISVP in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.

In March 2008, we amended and restated the August 2007 Amended Purchase Agreement, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, we issued a convertible promissory note, or the Robert Gipson Note, to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.

The amounts borrowed by us under the March 2008 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to our molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.

We are subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement. If we (i) fail to pay the principal or interest due under the March 2008 Amended Purchase Agreement, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the March 2008 Amended Purchase Agreement may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except as provided under the March 2008 Amended Purchase Agreement), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.

Product Development

Regenerative Therapeutics Program — Nerve Repair

Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas or degenerative diseases such as SCI, stroke and optic nerve injury. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers called axons to regenerate and form new connections that restore lost abilities. We have acquired the rights to technologies aimed at two key and complementary pathways involved in nerve repair: the pro-regenerative and anti-regenerative pathways. We believe the pro-regenerative approach activates pathways that stimulate axon regeneration and the anti-regenerative approach deactivates pathways that inhibit axon regeneration. We also support sponsored research that may open new avenues for exploring combination therapies. We believe these agreements extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing the rights to the technologies of two complementary approaches for axon regeneration is part of our strategy to build a broad platform of technology and intellectual property for the development of nerve repair therapeutics. We believe that the assembly of broad intellectual property and technology in nerve repair will create competitive advantages. The simultaneous implementation of the sponsored research programs may open avenues for exploring combination therapies for CNS disorders that are difficult to treat. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.

CETHRIN contains a proprietary protein that inactivates a key enzyme called Rho that prevents axon regeneration. Rho potentially plays an important role in a wide range of CNS indications, including acute SCI, optic nerve injury and glaucoma. CETHRIN is currently being investigated to facilitate the re-growth of axons during the critical period immediately after a major injury to the spinal cord. Following an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, CETHRIN is delivered to the injured region of the spinal cord using a single application with a fibrin sealant as a carrier.

In January 2008, enrollment ended in our open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI. A total of 48 subjects was enrolled at 9 sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the American Spinal Injury Association, or ASIA, Impairment Scale. The ASIA Impairment Scale is used to score subjects within five categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. Grades B through E designate increasing levels of motor and sensory function. The subjects in the CETHRIN Phase I/IIa trial suffered a complete thoracic or cervical SCI and were thus classified as an A on the ASIA Impairment Scale at the time of enrollment in the trial.

The trial assessed 5 dose levels of CETHRIN (0.3 mg, 1 mg, 3 mg, 6 mg and 9 mg). Each authorized dose level was first given to thoracic SCI subjects and then, following review by the independent Data Safety Monitoring Board, or DSMB, the dose level was extended to cervical subjects. To date, the safety and tolerability data for each of the five dose levels have indicated that CETHRIN appears to be safe and well tolerated. There have been no serious adverse events related to CETHRIN as determined by the investigators and DSMB. There were two deaths of subjects enrolled in the trial. The DSMB and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries, or preexisting conditions and not related to CETHRIN.

The 6-month interim data on the first 37 subjects treated with doses up to 6 mg indicated that 27.0% (10 of 37) of the CETHRIN treated subjects improved from ASIA A to ASIA B or better. This is more than 400% greater than the 6.7% conversion rate for non-CETHRIN treated subjects in a similarly designed study (Burns, J. Neurotrauma, 2003). When cervical subjects treated with CETHRIN were analyzed separately, 46.2% (6 of 13) of the subjects with cervical injuries improved from ASIA A to ASIA B or better. This is almost 700% greater than the full patient group treated with only the standard of care reported in the publication above. Moreover, 18.9% (7 of 37) of the CETHRIN treated subjects overall and 38.5% (5 of 13) of subjects with cervical injuries improved over the six months to ASIA C or better. In subjects with cervical injuries, the interim efficacy data also suggest that the conversion rate was dose-dependent.

We have met with the Food and Drug Administration, or FDA, Health Canada and the European Medicines Agency, or EMEA, to review the Phase I/IIa results and our CETHRIN clinical development plan. Based on discussions to date with the regulatory authorities and our expert advisors, we are planning to initiate a double-blind, randomized, placebo-controlled, multi-center, Phase IIb trial in up to 200 subjects with acute cervical SCI at up to 80 sites in the United States, Canada, Europe and other selected countries in the second half of 2008.

We are also exploring the use of other nerve repair drug candidates in a variety of CNS conditions such as SCI, stroke, and optic nerve injury. We initiated a series of comparative studies in which the abilities of INOSINE, Oncomodulin and other compounds will be tested in parallel in a series of animal models of CNS disorders to assess their potential to enhance nerve repair. If successful, these studies may enable the most promising candidates and indications to be taken forward in development.

Regenerative Therapeutics Program — Bone Repair

We are evaluating our Rho inhibitors in vitro and in animal models to asses their ability to stimulate cells to regenerate bone.

Molecular Imaging Program

The ALTROPANE molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In July 2007, our collaborators completed enrollment in a study that optimized ALTROPANE’s image acquisition protocol which we believe will enhance ALTROPANE’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized ALTROPANE image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire a set of ALTROPANE images. This set of images will be used to train the expert readers as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once final agreement on the design of the two trials is reached with the FDA.

We are looking to engage a strategic partner for our molecular imaging program for the completion of the Phase III clinical program and launch and commercialization of ALTROPANE. We believe that engaging a partner is likely to be the most effective means to maximize the value of the program. We also believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.

In addition to ALTROPANE, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD, ADHD and DLB. In 2007, we devised a new radiolabeling procedure as a prelude to obtaining definitive images in non-human primates. We believe the potential use of our technetium-based molecular imaging agents could be strategic in our partnering efforts for our molecular imaging program.

Neurodegenerative Disease Program

We are developing a DAT blocker for the treatment of the symptoms of PD and slowing or stopping the progression of PD. We have identified several promising lead compounds. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as mono-therapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been shown to enter the brain after oral dosing in rodents and to alleviate the symptoms of PD in non-human primates. We are seeking a partner to advance our neurodegenerative disease program into clinical trials.

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

Research and Development

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $23,292,000 on a cumulative basis.

	For the Three	For the Year	From Inception
	Months Ended	Ended	(October 16, 1992) to
Program	December 31, 2007	December 31, 2007	December 31, 2007

Regenerative therapeutics	$931,000	$3,423,000	$23,999,000
Molecular imaging	$581,000	$2,192,000	$24,795,000
Neurodegenerative disease	$29,000	$101,000	$1,091,000

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

We have, at certain times, issued preferred stock and notes, which were convertible into common stock at a discount from the common stock market price at the date of issuance. The amount of the discount associated with such conversion rights represents an incremental yield, or “beneficial conversion feature” that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

A beneficial conversion feature associated with the preferred stock is recognized as a return to the preferred stockholders and represents a non-cash charge in the determination of net loss attributable to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as discount to the debt and is amortized as additional interest expense using the effective interest method over the remaining term of the debt instrument.

Lease Accrual

We are required to make significant judgments and assumptions when estimating the liability for our net ongoing obligations under our amended lease agreement relating to our former executive offices located in Boston, Massachusetts. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we use a discounted cash-flow analysis to calculate the amount of the liability. We applied a discount rate of 15% representing our best estimate of our credit adjusted risk-free rate. The discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, and income from sublease rentals, including estimates of sublease timing and sublease rental terms. It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. We review our assumptions and judgments related to the lease amendment on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changes in circumstances.

Stock-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123(R), “Share-Based Payment”, or SFAS 123R. SFAS 123R requires companies to measure compensation cost for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, or APB 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation- Transition and Disclosure”. We elected to adopt the modified prospective transition method as provided by SFAS 123R and, accordingly, financial statement amounts for the prior periods presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

Under SFAS 123R, we estimate the fair value of stock-based awards using the Black-Scholes valuation model on the grant date. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning the expected term of the awards, the rate of return of risk-free investments, our stock price volatility, and our anticipated dividends. If any of our estimates or assumptions prove incorrect, our results could be materially affected.

Results of Operations

Year Ended December 31, 2007 and 2006

Our net loss and net loss attributable to common stockholders was $19,548,348 during the year ended December 31, 2007 as compared with $26,355,243 during the year ended December 31, 2006. Net loss attributable to common stockholders totaled $1.04 per share during 2007 as compared with $1.59 per share during 2006. The decrease in net loss in 2007 was primarily due to lower research and development expenses. The decrease in net loss attributable to common stockholders on a per share basis in 2007 was primarily due to a decrease in operating costs and an increase in weighted average shares outstanding of approximately 2,300,000 shares in 2007, which was primarily the result of the conversion of notes payable into common stock in June 2007.

Research and development expenses were $10,475,158 during the year ended December 31, 2007 as compared with $18,538,186 during the year ended December 31, 2006. The decrease in 2007 was primarily attributable to our CETHRIN license for which we incurred expense of $10,000,000 in 2006 and lower costs associated with our molecular imaging program of approximately $1,150,000 primarily associated with decreased ALTROPANE clinical costs. The decrease was partially offset by (i) higher costs of approximately $2,261,000 related to our nerve repair program, primarily related to CETHRIN clinical costs including our Phase I/IIa trial and preparations for our Phase II trial and (ii) higher compensation and related costs of approximately $927,000 primarily related to increased headcount offset by lower stock-based compensation expense. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher CETHRIN and ALTROPANE clinical costs. Our current working capital constraints may limit our planned expenditures.

General and administrative expenses were $8,405,967 during the year ended December 31, 2007 as compared with $7,896,550 during the year ended December 31, 2006. The increase in 2007 was primarily related to (i) higher compensation and related costs of approximately $364,000 primarily related to increased headcount, (ii) higher commercialization and communication costs of approximately $300,000, (iii) higher directors’ fees of approximately $155,000 due to the addition of three new board members and (iv) higher patent and related costs of approximately $156,000 primarily related to our nerve repair program. The increase was partially offset by lower collaboration and fundraising costs of approximately $456,000 primarily related to our CETHRIN license signed in 2006. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our CETHRIN and ALTROPANE molecular imaging agent program and costs associated with compliance with the Sarbanes-Oxley Act of 2002.

Interest expense totaled $876,071 during the year ended December 31, 2007 as compared to $89,750 during the year ended December 31, 2006. The increase in the 2007 period was attributable to the issuance of

$25,000,000 in convertible promissory notes in 2007 that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $215,000 related to the beneficial conversion features. The increase in the 2007 period was partially offset by the gain recorded related to the forgiveness of interest of approximately $273,000 attributable to $10,000,000 in promissory notes issued in March 2007. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under notes previously issued. In June 2007, the $10,000,000 in promissory notes was converted into 4,000,000 shares of common stock.

Investment income was $208,848 during the year ended December 31, 2007 as compared with investment income of $169,243 during the year ended December 31, 2006. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances in 2007 than in 2006.

At December 31, 2007, we had net deferred tax assets of approximately $38,970,000 for which a full valuation allowance has been established. As a result of our concentrated efforts on research and development, we have a history of incurring net operating losses, or NOL, and expect to incur additional net operating losses for the foreseeable future. Accordingly, we have concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, we have provided a full valuation allowance for these assets. In the event we achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expense, subject to limitations that may occur from ownership changes under provisions of the Internal Revenue Code. In 1995 and 2005, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly.

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

Research and development expenses were $18,538,186 during the year ended December 31, 2006 as compared with $6,127,486 during the year ended December 31, 2005. The increase in 2006 was primarily attributable to our CETHRIN license for which we incurred expense of $10,000,000 in 2006 related to the nerve repair program, of which $7,500,000 was accrued at December 31, 2006; higher costs associated with our molecular imaging program of approximately $880,000 primarily associated with clinical trial costs for POET-1 and assembly and preparation of our safety and clinical databases for ALTROPANE; and higher compensation and related costs of approximately $852,000 primarily related to increased stock-based compensation in connection with the adoption of SFAS 123R.

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

Liquidity and Capital Resources

Net cash used for operating activities, primarily related to our net loss, totaled $24,484,759 in 2007 as compared to $15,841,888 in 2006. The increase in 2007 is primarily related to the $7,500,000 due under our CETHRIN license in 2006 and paid in March 2007. Net cash used for investing activities totaled $1,178,597 in 2007 as compared to cash provided by investing activities of $8,765,523 in 2006. The increase in 2007 is primarily related to the increase in financing proceeds in 2007 which were subsequently used to purchase marketable securities. Net cash provided by financing activities totaled $27,087,983 in 2007 as compared to $8,006,525 in 2006. The increase in 2007 primarily reflects the increase in convertible notes payable issued in 2007.

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

A summary of financings completed during the three years ended December 31, 2007 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued

August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)
August 2006	$2.0 million	Convertible Promissory Notes(1)
September 2005	$12.8 million	Common Stock
March 2005	$5.0 million	Common Stock

(1)	Converted to shares of our common stock in June 2007.

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

At December 31, 2007, we had available cash and cash equivalents of approximately $2,933,000 and marketable securities of approximately $1,241,000. In March 2008, we obtained additional available funding of $5,000,000 under the March 2008 Amended Purchase Agreement.

As of December 31, 2007, we have experienced total net losses since inception of approximately $163,052,000 and stockholders’ deficit of approximately $22,414,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash, cash equivalents and marketable securities available at December 31, 2007 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash, cash equivalents and marketable securities available at December 31, 2007, combined with the $5,000,000 available to us under the March 2008 Amended Purchase Agreement and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2008.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.

In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 24, 2008, the closing price of our common stock was $2.70. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Contractual Obligations and Commitments

As of December 31, 2007, our approximate future minimum contractual obligations were as follows:

	Payments Due by Period
		Less Than One	One to	Three to Five	More Than
Contractual Obligations	Total	Year	Three Years	Years	Five Years

Operating Lease Obligations(1)	$1,507,000	$487,000	$894,000	$126,000	$—
Convertible Notes Payable(2)	25,000,000	—	25,000,000	—	—
Other Contractual Obligations(3)	2,408,000	2,239,000	169,000	—	—

Total	$28,915,000	$2,726,000	$26,063,000	$126,000	$—

(1)	Such amounts primarily include minimum rental payments for our office and laboratory leases that expire through 2008. In addition, we have an office lease that expires in 2012 for which we have entered into two sublease agreements covering the entire leased space. Total rent expense under all of our leases was approximately $318,000 for the year ended December 31, 2007.

(2)	Such amount was adjusted for the beneficial conversion features reducing the carrying values of the notes. In March 2008, we increased such amount by $5,000,000.

(3)	Such amounts primarily reflect research and development commitments with third parties.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, “Fair Value Measurements”, or SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for us beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115”, or SFAS 159. SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for us beginning on January 1, 2008. The adoption of SFAS 159 is not expected to have a material effect on our consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force, or EITF, on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities”, or EITF 07-3. EITF 07-3 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for us beginning on January 1, 2008. We are currently evaluating the effect of EITF 07-3 on our consolidated financial statements.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a)(4) of Regulation S-K) during the year ended December 31, 2007.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the fiscal year ended December 31, 2007.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alseres Pharmaceuticals, Inc.:

We have audited the consolidated balance sheet of Alseres Pharmaceuticals, Inc. (formerly Boston Life Sciences, Inc.) and Subsidiaries (the “Company”) (a development stage enterprise) as of December 31, 2007, and the related consolidated statements of operations, comprehensive loss and stockholders’ (deficit) equity and cash flows for the year then ended and the amounts in the from inception columns in the consolidated statements of operations and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended and the amounts included in the from inception columns in the consolidated statements of operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Alseres Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets, and it has determined that it will need to raise additional capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  McGladrey & Pullen, LLP

Burlington, Massachusetts
March 31, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alseres Pharmaceuticals, Inc.:

In our opinion, the consolidated balance sheet at December 31, 2006 and the related consolidated statements of operations, of comprehensive loss and stockholders’ (deficit) equity and of cash flows for each of the two years in the period ended December 31, 2006 present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. (formerly Boston Life Sciences, Inc.) and its subsidiaries (a development stage enterprise) at December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, and, cumulatively, for the period from October 16, 1992 (date of inception) to December 31, 2006 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers, LLP

Boston, Massachusetts
April 2, 2007

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$2,933,292	$1,508,665
Marketable securities (Note 2)	1,240,543	—
Prepaid expenses and other current assets	1,018,459	342,651

Total current assets	5,192,294	1,851,316
Fixed assets, net (Note 3)	88,484	136,433
Other assets	342,899	381,138

Total assets	$5,623,677	$2,368,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (Note 4)	$3,726,478	$10,673,898
Notes payable (Note 5)	—	8,000,000
Accrued lease (Note 6)	43,929	30,752

Total current liabilities	3,770,407	18,704,650
Convertible notes payable (Note 5)	23,335,110	—
Accrued interest payable (Note 5)	740,417	—
Accrued lease, excluding current portion (Note 6)	192,214	236,144

Total liabilities	28,038,148	18,940,794

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,778,217 and 16,576,034 shares issued and outstanding at December 31, 2007 and 2006, respectively	207,782	165,760
Additional paid-in capital	140,420,314	126,765,862
Accumulated other comprehensive income	9,310	—
Deficit accumulated during development stage	(163,051,877)	(143,503,529)

Total stockholders’ deficit	(22,414,471)	(16,571,907)

Total liabilities and stockholders’ deficit	$5,623,677	$2,368,887

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2007	2006	2005	2007

Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	10,475,158	18,538,186	6,127,486	100,928,205
General and administrative	8,405,967	7,896,550	5,520,498	51,642,285
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	18,881,125	26,434,736	11,647,984	164,717,034

Loss from operations	(18,881,125)	(26,434,736)	(11,647,984)	(163,817,034)
Other expenses	—	—	(2,257)	(1,582,878)
Interest expense	(876,071)	(89,750)	(45,964)	(5,268,238)
Investment income	208,848	169,243	194,763	7,616,273

Net loss	(19,548,348)	(26,355,243)	(11,501,442)	(163,051,877)
Preferred stock beneficial conversion feature	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 7)	—	—	(715,515)	(1,229,589)

Net loss attributable to common stockholders	$(19,548,348)	$(26,355,243)	$(12,216,957)	$(172,344,178)

Basic and diluted net loss attributable to common stockholders per share	$(1.04)	$(1.59)	$(1.03)

Weighted average common shares outstanding	18,874,070	16,525,154	11,806,153

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from inception (October 16, 1992) to December 31, 2007

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Issuance of common stock upon exercise of warrants and options			445,174	4,452	6,534,643				6,539,095
Issuance of common stock and warrants, net of issuance costs of $1,863,000			3,516,790	35,168	38,708,799				38,743,967
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Issuance of common stock upon conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $4,078,821	240,711	$2,296,355			23,288,101				25,584,456
Conversion of preferred stock into common stock and payment of interest in common stock, net of issuance costs of $27,664	(240,149.7)	(1,491,474)	1,553,749	15,538	7,655,122				6,179,186
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Accrual of dividends on preferred Series E stock					(514,074)				(514,074)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					1,695,451	804,607			2,500,058
Modification of warrants					1,580,621				1,580,621
Other			783	8	69,925				69,933
Comprehensive loss:
Unrealized loss on marketable securities							$(4,617)		(4,617)
Net loss from inception (October 16, 1992) to December 31, 2004								$(105,646,844)	(105,646,844)

Comprehensive loss from inception (October 16, 1992) to December 31, 2004									(105,651,461)

Balance at December 31, 2004	561.3	3,501,539	6,892,856	68,929	102,649,933	—	(4,617)	(105,646,844)	568,940

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)
For the Period from inception (October 16, 1992) to December 31, 2007

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Conversion of preferred stock into common stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Accrual of dividends on preferred Series E stock					(59,523)				(59,523)
Issuance of common stock upon exercise of warrants			641,915	6,419	1,044,400				1,050,819
Expense related to modification of stock options and warrants					125,709				125,709
Issuance of common stock, net of issuance costs of $65,421			8,000,000	80,000	17,634,579				17,714,579
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Comprehensive loss:
Unrealized loss on marketable securities							(7,776)		(7,776)
Net loss								(11,501,442)	(11,501,442)

Comprehensive loss									(11,509,218)

Balance at December 31, 2005	—	—	16,478,084	164,781	124,887,204	—	(12,393)	(117,148,286)	7,891,306
Compensation expense related to stock options					1,774,748				1,774,748
Issuance of common stock upon exercise of warrants and options			97,950	979	5,546				6,525
Expense related to modification of stock options					98,364				98,364
Comprehensive loss:
Unrealized gain on marketable securities							12,393		12,393
Net loss								(26,355,243)	(26,355,243)

Comprehensive loss									(26,342,850)

Balance at December 31, 2006	—	—	16,576,034	165,760	126,765,862	—	—	(143,503,529)	(16,571,907)
Issuance of common stock upon exercise of warrants and options			202,183	2,022	143,683				145,705
Issuance of common stock upon conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
Beneficial conversion feature on convertible notes payable					1,880,000				1,880,000
Compensation expense related to stock options					1,665,155				1,665,155
Expense related to modification of stock options					5,614				5,614
Comprehensive loss:
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)

Comprehensive loss									(19,539,038)

Balance at December 31, 2007	—	$—	20,778,217	$207,782	$140,420,314	$—	$9,310	$(163,051,877)	$(22,414,471)

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2007	2006	2005	2007

Cash flows from operating activities:
Net loss	$(19,548,348)	$(26,355,243)	$(11,501,442)	$(163,051,877)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	—	350,500
Non-cash interest expense	221,523	—	43,900	1,870,198
Non-cash charges related to options, warrants and common stock	1,670,769	1,873,112	81,809	7,824,457
Amortization and depreciation	84,861	179,683	212,532	2,665,993
Changes in current assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(675,808)	143,948	(341,446)	(159,496)
(Decrease) increase in accounts payable and accrued expenses	(6,947,420)	8,385,008	568,581	2,953,813
Increase in accrued interest payable	740,417	—	—	740,417
(Decrease) increase in accrued lease	(30,753)	(68,396)	335,292	236,143

Net cash used for operating activities	(24,484,759)	(15,841,888)	(10,600,774)	(130,923,308)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	(36,912)	(40,314)	(88,156)	(1,509,002)
Decrease (increase) in other assets	89,548	42,612	(67,458)	(645,225)
Purchases of marketable securities	(3,359,879)	(2,071,660)	(14,446,294)	(132,004,923)
Sales and maturities of marketable securities	2,128,646	10,834,885	7,177,805	130,773,690

Net cash (used for) provided by investing activities	(1,178,597)	8,765,523	(7,424,103)	(1,627,423)
Cash flows from financing activities:
Proceeds from issuance of common stock	145,705	6,525	18,830,819	63,728,798
Proceeds from issuance of preferred stock	—	—	—	35,022,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of promissory notes	27,000,000	8,000,000	—	41,585,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(314,987)	(516,747)
Payments of financing costs	(57,722)	—	(65,421)	(5,587,667)

Net cash provided by financing activities	27,087,983	8,006,525	18,450,411	135,484,023

Net increase in cash and cash equivalents	1,424,627	930,160	425,534	2,933,292
Cash and cash equivalents, beginning of period	1,508,665	578,505	152,971	—

Cash and cash equivalents, end of period	$2,933,292	$1,508,665	$578,505	$2,933,292

Supplemental cash flow disclosures:
Non-cash transactions (see notes 5 and 7)
Cash paid for interest	$—	$—	$—	$628,406

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2007, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

As of December 31, 2007, the Company has experienced total net losses since inception of approximately $163,052,000 and stockholders’ deficit of approximately $22,414,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash, cash equivalents and marketable securities available at December 31, 2007 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash, cash equivalents and marketable securities available at December 31, 2007 combined with the $5,000,000 available to the Company under a convertible promissory note purchase agreement (the “March 2008 Amended Purchase Agreement”) entered into by the Company on March 18, 2008 (Note 5) with Robert Gipson, a former director of the Company, Thomas Gipson, and Arthur Koenig, significant stockholders of the Company, Highbridge International, LLC (“Highbridge”) and Ingalls & Snyder Value Partners LP (“ISVP”), (collectively, the “Purchasers”) and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures through May 2008.

In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement (Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.

In connection with the common stock financing completed by the Company in March 2005 (the “March 2005 Financing”), the Company agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson and Arthur Koenig (the “March 2005 Investors”) that, subject to certain exceptions, it would

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50.

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where all of the Company’s operations are conducted. At December 31, 2007, all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated. The Company operates as one segment and all long-lived assets are maintained in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingencies at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements have been made in connection with the calculation of research and development expenses and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash, Cash Equivalents and Marketable Securities

The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. The Company invests its cash equivalents primarily in overnight repurchase agreements, money market funds, and United States treasury and agency obligations. The Company’s cash balances may exceed federally insured limits periodically throughout the year. However, the Company does not believe that it is subject to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Marketable securities, which are classified as available-for-sale, are recorded at fair value. Unrealized gains or losses are not immediately recognized in the Consolidated Statements of Operations but are reflected in the Consolidated Statements of Comprehensive Loss and Stockholders’ Deficit as a component of accumulated other comprehensive income (loss) until realized. Realized gains (losses) are determined based on the specific identification method. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Consolidated Statement of Operations. The Company evaluates whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and the Company’s ability and intent to hold the security to maturity. To date, the Company has only recorded temporary impairments related to marketable securities. Marketable securities consist of United States agency bonds and corporate debt obligations (Note 2). The Company classifies marketable securities as current assets because they are highly liquid and available, as required, to meet working capital and other operating requirements.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximate their fair values as of December 31, 2007 and 2006 due to their short maturity. The fair value of the Company’s debt approximated its carry value based on the applicable discounts and interest rates available to the Company at that time (Note 5).

Fixed Assets

Fixed assets are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are stated at cost and amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets, whichever is shorter.

Research and Development Expenses

All research and development expenses are expensed as incurred. Research and development expenses include costs incurred in performing research and development activities such as salary and benefits, stock-based compensation expense, facility costs, license fees, contractual services, sponsored research and development, and clinical trial costs.

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

Stock-Based Compensation Expense

Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS 123R”) using the modified prospective method, which results in the provisions of SFAS 123R only being applied to the consolidated financial statements on a going-forward basis (that is, the prior period results have not been restated). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the requisite service period or expected performance period. The Company recognizes stock-based compensation expense using the straight-line attribution method unless the award includes a performance condition. The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 28, “Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans”, as required under SFAS 123R. Previously, the Company had followed Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, which resulted in the accounting for employee share options at their intrinsic value in the consolidated financial statements. All stock-based awards to non-employees are accounted for in accordance with SFAS 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and Emerging Issues Task Force (“EITF”) 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring or in Conjunction with Selling, Goods or Services.”

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

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Under FIN 48 the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The Company records reserves for uncertain tax positions in accordance with FIN 48.

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

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those common stock equivalents outstanding at December 31, 2007 could potentially dilute earnings per share in the future.

	2007	2006	2005

Stock options	4,457,965	3,512,704	2,590,152
Warrants	2,000	460,745	810,820
Unit options	—	—	79,295

	4,459,965	3,973,449	3,480,267

Beneficial Conversion Feature

The Company has, at certain times, issued preferred stock and notes which were convertible into common stock at a discount from the common stock market price at the date of issuance. The amount of the discount associated with such conversion rights represents an incremental yield, i.e. a “beneficial conversion feature”, that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

A beneficial conversion feature associated with preferred stock is recognized as a return to the preferred stockholders and represents a non-cash charge in the determination of net loss attributable to common stockholders. The beneficial conversion feature is recognized in full immediately if there is no redemption date for the preferred stock, or over the period of issuance through the redemption date, if applicable. A beneficial conversion feature associated with debentures, notes or other debt instruments is recognized as discount to the debt and is amortized as additional interest expense using the effective interest method over the remaining term of the debt instrument.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company beginning on January 1, 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides companies with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for the Company beginning on January 1, 2008. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the EITF on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services To Be Used in Future Research and Development Activities” (“EITF 07-3”). EITF 07-3 addresses the accounting for the non-refundable portion of a payment made by a research and development entity for future research and development activities. Under EITF 07-3, an entity would defer and capitalize non-refundable advance payments made for research and development activities until the related goods are delivered or the related services are performed. EITF 07-3 is effective for the Company beginning on January 1, 2008. The Company is currently evaluating the effect of EITF 07-3 on its consolidated financial statements.

Risks and Uncertainties

The Company is subject to risks and uncertainties common to the biotechnology industry. Such risks and uncertainties include, but are not limited to: (i) results from current and planned clinical trials, (ii) scientific data collected on the Company’s technologies currently in preclinical research and development, (iii) decisions made by the Food and Drug Administration (“FDA”) or other regulatory bodies with respect to the initiation of human clinical trials, (iv) decisions made by the FDA or other regulatory bodies with respect to approval and commercial sale of any of the Company’s proposed products, (v) the commercial acceptance of any products approved for sale and the ability of the Company to manufacture, distribute and sell for a profit any products approved for sale, (vi) the Company’s ability to obtain the necessary patents and proprietary rights to effectively protect its technologies, (vii) the outcome of any collaborations or alliances entered into by the Company in the future with pharmaceutical or other biotechnology companies, (viii) dependence on key personnel, (ix) maintaining NASDAQ listing requirements, (x) competition with better capitalized companies, (xi) ability to raise additional funds and (xii) compliance with debt agreements.

2.	Marketable securities

Marketable securities consist of the following at December 31, 2007:

U.S. Agency obligations	$999,695
Corporate debt obligations	240,848

$1,240,543

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable securities by contractual maturity at December 31, 2007 are as follows:

Due within 1 year	$999,695
Due within 1-5 years	240,848

$1,240,543

There were no marketable securities at December 31, 2006. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains at December 31, 2007 totaled $9,310. Net realized gains totaled $140 in 2007 and net realized losses totaled $3,964 and $3,784 in 2006 and 2005, respectively, and are included in investment income in the accompanying Consolidated Statements of Operations.

3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2007	2006

Office furniture and equipment	$119,869	$94,959
Computer equipment	106,698	125,030
Laboratory equipment	—	863,787
Leasehold improvements	—	50,054

	226,567	1,133,830
Less accumulated depreciation and amortization	138,083	997,397

	$88,484	$136,433

Amortization and depreciation expense on fixed assets for the years ended December 31, 2007, 2006 and 2005 was approximately $85,000, $180,000 and $213,000, respectively, and $1,428,000 for the period from inception (October 16, 1992) through December 31, 2007.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2007	2006

Accrued CETHRIN license fee	$—	$7,500,000
Research and development related	1,757,675	968,732
Accrued compensation and related	1,041,081	723,832
General and administrative related	511,731	481,829
Accrued professional fees	415,991	909,755
Accrued interest	—	89,750

	$3,726,478	$10,673,898

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable and Debt

10% Convertible Senior Secured Promissory Notes

In July 2002, the Company entered into agreements pursuant to which the Company issued $4,000,000 in principal amount of 10% Convertible Senior Secured Promissory Notes to ISVP (the “2002 ISVP Notes”) in a private placement with an original conversion price of $10.80 per share. Warrants to purchase a total of 100,000 shares of the Company’s common stock (the “ISVP Warrant”) at $10.80 per share were also issued to ISVP. The 2002 ISVP Notes could be converted into the Company’s common stock at the option of the holder, subject to anti-dilution adjustments. Among other adjustments, unless the investor consented otherwise, if the Company issued equity securities for consideration per share of common stock less than the then applicable conversion price of the 2002 ISVP Notes, the conversion price of the 2002 ISVP Notes would be reduced to equal that lower price. In connection with a March 2003 private placement, the conversion price of the Company’s 2002 ISVP Notes was reduced to $5.00 per share in accordance with the anti-dilution provisions of the 2002 ISVP Notes.

The 2002 ISVP Notes were due in June 2005 and bore interest at 10% per annum, payable semi-annually on June 1 and December 1. The Company could elect to pay interest on the 2002 ISVP Notes in either cash or, subject to certain limitations, additional notes on the same terms. The 2002 ISVP Notes were secured by a first priority security interest and continuing lien on all current and after acquired property of the Company. The Company generally could have obtained a release of the security interest by providing alternative collateral in the form of either cash or a bank letter of credit.

As a condition of the Company’s December 2003 private placement of preferred stock and warrants, the Company agreed to exercise its right to obtain a release of the security interest and continuing lien on its property that secured the outstanding 2002 ISVP Notes by providing alternative collateral in the form of a standby letter-of-credit in the amount of all remaining principal and interest payments on the 2002 ISVP Notes through maturity. At December 31, 2003, the Company set aside sufficient funds in a segregated account to satisfy its then remaining obligations under the 2002 ISVP Notes in order to comply with its covenant to the December 2003 private placement investors. On June 15, 2004, the Company secured a release of the lien on its property by providing alternative collateral in the form of an irrevocable standby letter of credit in the amount of $4,785,550.

In December 2002, the Company issued $143,333 in principal amount of 2002 ISVP Notes to ISVP for interest accrued through December 1, 2002. In June 2003, the Company issued $207,167 in principal amount of 2002 ISVP Notes to ISVP for interest accrued through June 1, 2003. In December 2003 and June 2004, the Company elected to make payments of $217,525 in cash to ISVP for interest due on December 1, 2003 and June 1, 2004.

In November 2004, the Company prepaid the outstanding principal plus accrued interest on the 2002 ISVP Notes in the amount of $4,543,856 and obtained a release from the letter of credit collateralizing the 2002 ISVP Notes. The payment was made with funds previously set aside in a restricted account to collateralize the 2002 ISVP Notes. As part of this transaction, the Company agreed to lower the exercise price of the ISVP Warrant from $10.80 to $5.00 per share.

In November 2002, the Company entered into a Consent to Transfer and Warrant Amendment (the “Warrant Amendment”) with Ingalls & Snyder, L.L.C. (“I&S”), Robert Gipson, Nikolaos D. Monoyios (“Monoyios”) and ISVP. Pursuant to the Warrant Amendment, the Company consented to the transfer of outstanding warrants to purchase 364,025 shares of the Company’s common stock (the “Warrants”) by Brown Simpson Partners I, Ltd. to Robert Gipson and Monoyios (the “Gipson and Monoyios Warrants”). Effective upon the transfer, the terms of the Warrants were amended, among other things, to reduce the exercise price

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

from $10.75 per share to $10.00 per share, to extend the expiration date from September 22, 2004 to December 31, 2006 and to eliminate the reset and anti-dilution provisions. The Company also agreed that the conversion price of the 2002 ISVP Notes issued to ISVP would be reduced from $10.80 per share to $10.00 per share. In connection with these transactions, the Company recorded a charge of approximately $610,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of zero percent; expected volatility of 100%; risk free interest rate of approximately 5% and warrant terms ranging from approximately 2 to 4 years), in 2002. In addition, the existing registration rights applicable to the shares of common stock issuable upon exercise of the Warrants were terminated, and the Company granted Robert Gipson and Monoyios new registration rights with respect to such shares equivalent to those granted to ISVP with respect to the 2002 ISVP Notes.

In February 2005, in consideration of the immediate exercise of the warrants in cash, the Company agreed to lower the exercise price of the ISVP Warrant from $5.00 to $2.25 per share and the Gipson and Monoyios Warrants from $10.00 to $2.25. The Company received approximately $1,044,000 in connection with the exercise of the ISVP Warrant and the Gipson and Monoyios Warrants. The Company recorded a charge of approximately $44,000 to interest expense during the year ended December 31, 2005 in connection with the changes to the warrants.

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

In October 2006, the Company issued to Thomas Gipson (together with Robert Gipson, the “Lenders”) an unsecured promissory note, pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “TG Note,” together the with Amended RG Note, the “First Amended Notes”). The Company borrowed a total of $8,000,000 pursuant to the First Amended Notes. The outstanding principal amount borrowed under the First Amended Notes was due and payable upon the earliest to occur of: (i) June 30, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the Notes), the first of these three events to occur referred to as the “Maturity Date.” Interest accrued on the outstanding principal amount under the First Amended Notes was initially payable on the Maturity Date at a rate of 9% per annum from the date of the advance to the Maturity Date.

In February 2007, the Company issued amended and restated unsecured promissory notes to the Lenders to replace the First Amended Notes (the “Second Amended Notes”). Under the Second Amended Notes, the aggregate principal amount that could be collectively borrowed by the Company was increased from $8,000,000 to $10,000,000. The Company borrowed an additional $2,000,000 from the Lenders, or $10,000,000 in the aggregate, pursuant to the Second Amended Notes.

In March 2007, the Company issued an amended and restated unsecured promissory note of $5,000,000 to each of the Lenders (the “Amended Notes”). The Amended Notes eliminated all outstanding principal and accrued interest due under the Second Amended Notes and the Company’s right to prepay any portion of Amended Notes. The Amended Notes also required the Lenders to effect a conversion of the outstanding principal under the Amended Notes into shares of the Company’s common stock at a conversion price of

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.50 per share (the “Amended Notes Conversion”) upon approval by the Company’s stockholders of the conversion. The Company recorded a gain related to the forgiveness of interest of approximately $273,000 to net interest expense on the Company’s Consolidated Statement of Operations during the year ended December 31, 2007. On June 7, 2007, the Company’s stockholders approved the Amended Notes Conversion. On June 15, 2007, the Lenders converted the outstanding principal under the Amended Notes into 4,000,000 shares of the Company’s common stock.

March 2008 Amended Purchase Agreement

In March 2007, the Company entered into a convertible promissory note purchase agreement (the “March 2007 Purchase Agreement”) with Robert Gipson, Thomas Gipson and Arthur Koenig (the “Purchasers” and also referred to as the “March 2007 Note Holders”) pursuant to which the Company could borrow up to $15,000,000 from the March 2007 Note Holders prior to December 31, 2007. In March 2007, the Company issued convertible promissory notes to the March 2007 Note Holders (the “March Notes”) in the aggregate principal amount of $9,000,000 pursuant to the March 2007 Amended Purchase Agreement. Certain of the material terms of the convertible promissory notes are described below.

In May 2007, the Company amended and restated the March 2007 Purchase Agreement (the “May 2007 Amended Purchase Agreement”) to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge as a Purchaser. In May 2007, the Company issued a convertible promissory note to Highbridge (the “Highbridge Note”) in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.

In August 2007, the Company amended and restated the May 2007 Amended Purchase Agreement (the “August 2007 Amended Purchase Agreement”) to (i) increase the amount the Company could borrow by $10,000,000 to $25,000,000 and (ii) add ISVP as a Purchaser. In August 2007, the Company issued a convertible promissory note to ISVP (the “2007 ISVP Note”) in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.

In March 2008, the Company amended and restated the August 2007 Amended Purchase Agreement (the “March 2008 Amended Purchase Agreement”) to (i) increase the amount the Company could borrow by $5,000,000 to $30,000,000 and (ii) provide that the Company may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, the Company issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.

However, all terms of the cumulative $30,000,000 in convertible promissory notes remain as originally agreed to. These amounts borrowed by the Company under the March 2008 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products (including ALTROPANE and FLUORATEC) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder.

The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Consolidated Statement of Operations of approximately $78,000 during the year ended December 31, 2007.

The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Consolidated Statement of Operations of approximately $137,000 during the year ended December 31, 2007.

At December 31, 2007, the aggregate carrying value of the Highbridge Note, the March Notes and the 2007 ISVP Note of $23,335,110 and the related accrued interest was classified as a long-term liability.

The Company is subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement. If the Company (i) fails to pay the principal or interest due under the March 2008 Amended Purchase Agreement, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the March 2008 Amended Purchase Agreement may become immediately due and payable by the Company. In addition, without the consent of the Purchasers, the Company may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed (except as provided under the March 2008 Amended Purchase Agreement), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.

According to a Schedule 13G/A filed with the SEC on February 12, 2008, Robert Gipson beneficially owned approximately 28.8% of the outstanding common stock of the Company on December 31, 2007. Robert Gipson, who serves as a Senior Director of I&S and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on February 12, 2008, Thomas Gipson beneficially owned approximately 29.1% of the outstanding common stock of the Company on December 31, 2007. According to a Schedule 13G/A filed with the SEC on February 12, 2008, Arthur Koenig beneficially owned approximately 9.7% of the outstanding common stock of the Company on December 31, 2007. According to a Schedule 13G filed with the SEC on February 12, 2008, ISVP owned approximately 16.6% of the outstanding common stock of the Company on December 31, 2007. According to a Schedule 13G filed with the SEC on December 12, 2007, Highbridge beneficially owned approximately 9.99% of the outstanding common stock of the Company on November 2, 2007.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Exit Activities

In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At December 31, 2007, the security deposit under the Lease Agreement was approximately $242,000.

As a result of the Company’s relocation, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS 146”). SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. The expense and accrual recorded in accordance with SFAS 146 requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.

The activity related to the lease accrual at December 31, 2007, is as follows:

	Accrual at	Cash Payments,	Accrual at
	December 31,	Net of Sublease	December 31,
	2006	Receipts 2007	2007

Lease Amendment	$266,896	$30,753	$236,143
Short-term portion of lease accrual	30,752		43,929

Long-term portion of lease accrual	$236,144		$192,214

During the years ended December 31, 2007 and 2006, the Company recorded approximately $38,000 and $43,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

In May 2007, the Company decided to consolidate certain activities, cease operations at its Baltimore, Maryland location and terminate the two employees working at that location effective June 30, 2007. In accordance with SFAS 146, the Company recognized approximately $192,000 primarily related to one-time termination benefits in the accompanying Consolidated Statements of Operations during the year ended December 31, 2007.

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

Common Stock

In March 2005, the Company completed a private placement of 2,000,000 shares of its common stock which raised approximately $5,000,000 in gross proceeds. The investors in the private placement included Robert Gipson, Thomas Gipson, Arthur Koenig, Thomas Boucher (“Boucher”) and other affiliates of I&S. In connection with the private placement completed by the Company in March 2005, the Company agreed with the March 2005 Investors that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of purchasers holding at least a majority of the shares issued in the March 2005 Financing. In connection with the private placement, the Company also agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors.

In September 2005, the Company completed a private placement of 6,000,000 shares of its common stock which raised approximately $12,780,000 in gross proceeds. The investors in the private placement included Robert Gipson, Thomas Gipson, Arthur Koenig and other affiliates of I&S. In connection with the private placement, the Company agreed to file a registration statement relating to the resale of the common stock sold in the private placement upon request of the investors. The Company obtained the waiver of a requisite percentage of the March 2005 Investors to issue shares in the private placement at a per share price less than $2.50.

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

Series E Preferred Stock

On December 9, 2003, the Company completed a private placement with a group of institutional and private investors. In connection with the financing, the Company issued 800 shares of Series E Stock, accompanied by warrants to purchase 576,000 shares of common stock. The purchase price of each share of Series E Stock was $10,000. Each share of Series E Stock was initially convertible into 1,600 shares of common stock based on an initial conversion price of $6.25 per share and was accompanied by a warrant to purchase 720 shares of common stock at an initial exercise price of $7.75 per share. The warrants expired on December 9, 2007.

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

Under the terms of the private placement, the Company agreed to exercise its right to obtain a release of the security interest and continuing lien on its assets that secured the 2002 ISVP Notes by providing alternative collateral in the form of a standby letter-of-credit in the amount of all remaining principal and interest payments on the 2002 ISVP Notes through maturity (Note 5).

In February 2005, the Company entered into agreements with the holders of 557.30 shares of Series E stock (the “Holders”), whereby the Holders agreed to convert their outstanding shares of Series E Stock and in return the Company agreed to pay a dividend of $564.44 per share held by the Holders and lower the exercise price of the warrants to purchase common stock held by the Holders from $7.71 to $0.05. The Company recorded a charge of approximately $656,000, as determined under the Black Scholes pricing model (with the following assumptions: dividend yield of 0%; expected volatility of 100%; risk free interest rate of approximately 3% and warrant term of approximately 3 years), to net loss attributable to common stockholders during the year ended December 31, 2005 in connection with this repricing. The Holders were also given the right to invest new funds amounting to up to 33% in the next $16,900,000 raised by the Company in private placements effected by the Company pursuant to an exemption from registration under the Securities Act of 1933, as amended. Following completion of the Company’s $5,000,000 private placement in March 2005 and the $12,780,000 private placement in September 2005, this preemptive right was terminated. On February 4, 2005, the Company’s stockholders approved an amendment to the Certificate of Designations, Rights and Preferences of the Series E Stock, providing for the mandatory conversion of all outstanding shares of Series E Stock, upon the affirmative vote of 75% of the outstanding shares of Series E Stock. In February 2005, the requisite vote of the Holders was obtained and the Company issued 900,646 shares of common stock in connection with the conversion of the 561.3 outstanding shares of the Series E Stock.

Stock Options and Warrants

Stock Option Plans

The Company has two stock option plans under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At December 31, 2007, the 1998 Omnibus Plan (the “1998 Plan”) provided for the issuance of options to purchase up to 1,220,000 shares of the Company’s common stock through April 2008. At December 31, 2007, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 2,650,000 shares of the Company’s common stock. In June 2007, the Company’s stockholders approved an increase of 350,000 shares of common stock to the 2005 Plan. The 2005 Plan contains a provision that allows for an annual increase in the number of shares

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2008, the 2005 Plan was increased by 400,000 shares.

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

In March 2005, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 483,787 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 454,760 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $3.75 to $39.06, with a weighted average exercise price of $11.89. The aggregate number of stock options outstanding after such cancellation and regrant of options was reduced by approximately 6%. These cancellations and regrants were effected under the Amended and Restated Omnibus Stock Option Plan and the 1998 Omnibus Stock Option Plan, each of which expressly permitted option exchanges. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on March 11, 2005, or $2.31 per share; (ii) a ten-year duration; and (iii) 33% vesting on the date of grant with the remaining 67% vesting thereafter in 36 equal monthly installments. Prior to the adoption of SFAS 123R (see Note 1), the Company recorded a charge each quarter equal to the intrinsic value (difference between the Company’s stock price and exercise price) of the 454,760 options which are deemed to have been repriced until the earlier of (i) the exercise of these options or (ii) the expiration or cancellation of these options. Effective January 1, 2006, the Company adopted SFAS 123R and accordingly expensed the fair value of the unvested employee stock options over the employee service period.

Stock-based employee compensation expense recorded during the years ended December 31, 2007 and 2006 are as follows:

	2007	2006

Research and development	$522,766	$630,396
General and administrative	1,142,389	1,144,352

	$1,665,155	$1,774,748

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.09)	$(0.11)

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company had previously adopted the provisions of SFAS 123 for disclosure only purposes. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee awards:

2005

Net loss, as reported	$(11,501,442)
Add: Stock-based employee compensation expense recognized	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all awards	(1,366,011)

Pro forma net loss	$(12,867,453)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	(715,515)

Pro forma net loss attributable to common stockholders	$(13,582,968)

Basic and diluted loss attributable to common stockholders per common share:
As reported	$(1.03)
Pro forma	$(1.15)

The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the years ended December 31, 2007, 2006 and 2005 was calculated using the following estimated weighted-average assumptions:

	2007	2006	2005

Expected term	6 years	6 years	3 years
Risk-free interest rate	3.5% - 5.1%	4.3% - 5.0%	3.4% - 4.4%
Stock volatility	90%	90%	100%
Dividend yield	0%	0%	0%

Expected term — The Company’s computation of expected term in the years ended December 31, 2007 and 2006 utilizes the simplified method in accordance with Staff Accounting Bulletin No. 107, “Share Based Payment.” The Company determined the weighted-average expected term assumption for performance-based option grants based on historical data on exercise behavior.

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

As of December 31, 2007, there remained approximately $2,917,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.21 years.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the Company’s outstanding stock options for the year ended December 31, 2007 is presented below.

	2007
		Weighted-Average
	Shares	Exercise Price

Outstanding at beginning of year	3,512,704	$3.46
Granted	1,225,000	2.87
Exercised	(80,143)	2.31
Forfeited and expired	(199,596)	2.37

Outstanding at end of year	4,457,965	3.37

Options exercisable at year-end	2,651,927	3.75

The following table summarizes information about stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$ 1.35 - $ 2.00	100,500	7.6 years	$1.97	86,889	7.7 years	$1.97
$ 2.01 - $ 3.00	2,860,416	7.9 years	2.55	1,418,774	7.2 years	2.45
$ 3.10 - $ 4.65	1,178,363	7.6 years	3.56	827,578	7.2 years	3.61
$ 4.99 - $ 6.96	132,500	1.6 years	5.50	132,500	1.6 years	5.50
$ 8.95 - $13.06	80,740	0.7 years	10.63	80,740	0.7 years	10.63
$15.62 - $22.36	105,446	0.7 years	16.44	105,446	0.7 years	16.44

	4,457,965	7.3 years	$3.37	2,651,927	6.4 years	$3.75

The aggregate intrinsic value of outstanding and exercisable options as of December 31, 2007 was $1,377,318 and $869,279, respectively. The intrinsic value of options vested during the year ended December 31, 2007 was $278,294. The intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $50,700, $570 and $0, respectively. The weighted-average fair value of options granted at fair market value during 2007, 2006 and 2005 was $2.17, $2.03 and $1.39, respectively.

As of December 31, 2007, 701,389 shares are available for grant under the Company’s option plans.

Warrants

As of December 31, 2007, 2,000 warrants to purchase common stock were outstanding at an exercise price of $9.50 per share expiring in October 2011. Each warrant is exercisable into one share of common stock. During the year ended December 31, 2007, 122,040 and 336,705 warrants were exercised and cancelled, respectively. At December 31, 2007, the Company has reserved 5,161,354 shares of common stock to meet its option and warrant obligations.

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

In general, the Rights will be exercisable only if a person or group acquires 15% or more of the Company’s common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 15% or more of the Company’s common stock. If, after the Rights become exercisable, the Company is acquired in a merger or other business combination transaction, or sells 25% or more of its assets or earning power, each unexercised Right will entitle its holder to purchase a number of the acquiring company’s common shares as defined in the Rights Plan. At any time after any person or group has acquired beneficial ownership of 15% or more of the Company’s common stock, the Board, in its sole discretion, may exchange all or part of the then outstanding and exercisable Rights for shares of the Company’s common stock at an exchange ratio of one share of common stock per Right.

In November 2001, the Company and the Rights Agent amended the Rights Plan to provide that the Rights Plan will be governed by the laws of the State of Delaware.

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

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Income Taxes

Income tax provision (benefit) consists of the following for the years ended December 31:

	2007	2006	2005

Federal	$(6,256,000)	$(9,479,000)	$21,463,000
State	(568,000)	(1,326,000)	1,110,000

	(6,824,000)	(10,805,000)	22,573,000
Valuation allowance	6,824,000	10,805,000	(22,573,000)

	$—	$—	$—

Deferred tax assets consist of the following at December 31:

	2007	2006	2005

Net operating loss carryforwards	$20,382,000	$12,901,000	$9,179,000
Capitalized research and development expenses	15,656,000	13,662,000	10,997,000
Research and development credit carryforwards	—	758,000	2,408,000
License fees	546,000	3,258,000	—
Stock-based compensation expense	1,251,000	695,000	—
Other	1,135,000	872,000	732,000

Gross deferred tax assets	38,970,000	32,146,000	23,316,000
Valuation allowance	(38,970,000)	(32,146,000)	(23,316,000)

Net deferred tax assets	$—	$—	$—

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the year ended December 31 is as follows:

	2007	2006	2005

Benefit at statutory rate	$(6,842,000)	$(9,224,000)	$(4,026,000)
State taxes, net of federal benefit	(1,135,000)	(1,554,000)	(671,000)
Research and development credit	758,000	(478,000)	(334,000)
Expiring state net operating loss carryforwards	236,000	224,000	115,000
Permanent items	107,000	73,000	49,000
Net operating losses to expire related to Section 382 limitation	—	—	27,097,000
Increase (decrease) in valuation allowance	6,824,000	10,805,000	(22,573,000)
Other	52,000	154,000	343,000

	$—	$—	$—

For the years ended December 31, 2007 and 2006, the Company did not record any federal or state tax expense given its continued net operating loss position. As required by SFAS No. 109, “Accounting For Income Taxes”, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established at December 31, 2007 and 2006.

As of December 31, 2007, approximately $51,000 of the federal and state net operating loss carryforwards arose from the exercise of employee stock options which will be accounted for as an increase to additional paid-in capital if and when realized.

On January 1, 2007, the Company adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109”, which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. As of January 1, 2007, unrecognized tax benefits totaled approximately $758,000, which were accounted for as a reduction to deferred tax assets and a corresponding reduction to the valuation allowance. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48.

A reconciliation of the unrecognized tax benefits recorded for 2007 is as follows:

Balance at January 1, 2007	$758,000
Additions based on tax positions related to the current year	742,000
Additions (reductions) for tax positions of prior years	244,000
Settlements	—
Lapse of applicable statue of limitations	—

Balance at December 31, 2007	$1,744,000

The balance of unrecognized tax benefits at December 31, 2007 of approximately $1,744,000 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.

As of December 31, 2007, the Company had federal and state NOL carryforwards of approximately $52,643,000 and $32,621,000, respectively and federal and state research and development (“R&D”) credit carryforwards of approximately $968,000 and $776,000, respectively, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2008 and going through 2027. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the most recent ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly. The Company does not expect to have any taxable income for the foreseeable future. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2007.

The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2004 through December 31, 2007. However, because we are carrying forward income tax attributes, such as NOLs from 2003 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

9.	Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Commitments

Other commitments consist primarily of research and development contractual obligations with third parties. The Company leases office space and laboratory space under noncancelable operating leases. The Company’s current corporate office lease expires in 2008 and provides for a three-year renewal option. The Company has entered into sublease agreements for its former corporate office lease which expires in 2012 (Note 6). The Company also leases laboratory space under a lease that expires in May 2008.

As of December 31, 2007, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

	Operating	Sublease Income	Operating
Year Ended December 31,	Leases	(Note 6)	Leases, net	Other

2008	$487,000	$(211,200)	$275,800	$2,239,000
2009	292,000	(222,750)	69,250	169,000
2010	298,000	(231,000)	67,000	—
2011	304,000	(231,000)	73,000	—
2012	126,000	(96,250)	29,750	—
Thereafter	—	—	—	—

	$1,507,000	$(992,200)	$514,800	$2,408,000

Total rent expense under noncancelable operating leases was approximately $318,000, $253,000 and $331,000 for the years ended December 31, 2007, 2006, and 2005, respectively, and approximately $2,930,000 for the period from inception (October 16, 1992) through December 31, 2007. The operating lease commitments above include commitments related to the Premises (Note 6). The Company received

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $211,000, $172,000 and $0 for the years ended December 31, 2007, 2006, and 2005, respectively, related to the sublease of the Premises.

License Agreements

The Company has entered into two license agreements (the “CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, the Company entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual expenditures through May 2009.

The Company has entered into license agreements (the “Harvard License Agreements”) with Harvard University and its affiliated hospitals (“Harvard and its Affiliates”) to acquire the exclusive worldwide rights to certain technologies within its molecular imaging and neurodegenerative disease programs. The Harvard License Agreements obligate the Company to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.

The Company’s license agreements with Harvard and its Affiliates and CMCC generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.

In December 2006, the Company entered into a license agreement (the “CETHRIN License”) with BioAxone Therapeutic Inc., a Canadian corporation (“BioAxone”), pursuant to which the Company was granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, CETHRIN, as further defined in the CETHRIN License. Under the CETHRIN License, the Company agreed to pay $10,000,000 in up-front payments, of which it paid BioAxone $2,500,000 upon execution of the CETHRIN License and $7,500,000 in March 2007. The Company has also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country.

Contingencies

The Company is subject to legal proceedings in the ordinary course of business. Two such matters involve claims for cash and/or warrants to purchase shares of common stock of the Company in connection with certain of the Company’s private placements. One other matter involves a claim for cash of $250,000 in connection with one of the Company’s license agreements. Management has responded to such claims and believes that there is no legal or equitable basis for payment of the claims and that the resolution of these matters and others will not have a material adverse effect on the consolidated financial statements.

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

Settlement and Standstill Agreement

On June 15, 2004, the Company entered into a settlement and standstill agreement (the “Settlement Agreement”) with Robert Gipson, Boucher, I&S and ISVP (the “Investor Group”). Under the Settlement Agreement, the Company reconstituted its Board of Directors to consist of Marc E. Lanser, Robert Langer, John T. Preston, Robert Gipson and Michael J. Mullen. In May 2004, the Company entered into a separation agreement with S. David Hillson regarding his retirement as Chairman of the Board and as a director and consultant of the Company.

The Investor Group agreed not to seek the removal of any of the directors prior to March 31, 2005 and entered into a mutual release of claims with the Company, Mr. Hillson and Dr. Lanser. As contemplated by the Settlement Agreement, the Company obtained a release of the security interest on its property collateralizing its 2002 ISVP Notes by providing an irrevocable standby letter of credit in the amount of $4,785,550 to collateralize the 2002 ISVP Notes.

In connection with his retirement, Mr. Hillson also made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the Indemnity Trust Agreement and has determined that the fair value of this obligation is immaterial at December 31, 2007.

On June 9, 2005, the Company entered into a Severance and Settlement Agreement and Release with Dr. Lanser (the “Lanser Settlement”). The Lanser Settlement entitled Dr. Lanser to receive continued base salary and benefits for a period of nine months from June 11, 2005. The Company recorded a charge of approximately $251,000 during 2005 related to this obligation. The Lanser Settlement also provided that Dr. Lanser’s unvested options to purchase 107,314 shares of common stock will continue to vest on their

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stated terms for two years as long as Dr. Lanser continues to provide consulting services under a two-year consulting agreement. The Company recorded a charge of approximately $1,000 and $59,000 during the years ended December 31, 2007 and 2006, respectively related to this modification of Dr. Lanser’s options.

On September 12, 2005, the Company entered into a Severance and Settlement Agreement and Release with Joseph Hernon (the “Hernon Agreement”), the Company’s former Chief Financial Officer. The Hernon Agreement entitled Mr. Hernon to receive continued base salary and benefits for a period of nine months commencing on October 1, 2005. The Company recorded a charge of approximately $204,000 during the year ended December 31, 2005 related to this obligation. The Hernon Agreement also provided that Mr. Hernon’s unvested options to purchase 74,182 shares of common stock fully vested as of Mr. Hernon’s termination date, September 30, 2005. The Hernon Agreement further provided that Mr. Hernon’s options to purchase 133,527 shares of common stock, including the 74,182 accelerated options, be exercisable on their stated terms and conditions from his termination date through and including September 30, 2007. These options had an exercise price greater than the market value of the Company’s stock at that time; hence, in accordance with APB 25 and FIN 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion No. 25,” no compensation expense was recorded in the consolidated statements of operations.

10.	Related Party Transactions

In September 2006, the Company entered into a consulting agreement with Dr. Langer, a member of the Company’s board of directors, for scientific and business consulting services. The Company paid Dr. Langer consulting fees totaling approximately $53,000 and $13,000 during the years ended December 31, 2007 and 2006, respectively under the consulting agreement.

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

In July 2002, the Company entered into agreements pursuant to which it issued the 2002 ISVP Notes to ISVP (Note 5).

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

In March 2003, the Company issued and sold an aggregate of 2,000,000 shares of its common stock at a purchase price of $5.00 per share in a private placement. The investors in the private placement included Robert Gipson, Thomas Gipson (the brother of Robert Gipson), Arthur Koenig, Boucher, Patricia Gipson (the sister-in-law of Robert Gipson), other partners and employees of I&S, and other individual investors. Robert Gipson purchased 230,000 shares in the private placement for an aggregate purchase price of $1,150,000. Boucher purchased 50,000 shares in the private placement for an aggregate purchase price of $250,000. Thomas Gipson purchased 200,000 shares in the private placement for an aggregate purchase price of $1,000,000. Patricia Gipson purchased 20,000 shares in the private placement for an aggregate purchase price of $100,000. Arthur Koenig purchased 270,000 shares in the private placement for an aggregate purchase price of $1,350,000.

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

In March 2007, the Company issued the Amended Notes to Robert Gipson and Thomas Gipson (Note 5).

In March 2008, the Company entered into the March 2008 Amended Purchase Agreement with Robert Gipson, Thomas Gipson, Arthur Koenig, Highbridge and ISVP (Note 5).

11.	Employee Benefit Plan

The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2007, 2006 and 2005, the Company made matching contributions of approximately $347,000, $254,000 and $173,000, respectively, to the Plan.

ALSERES PHARMACEUTICALS, INC.
formerly Boston Life Sciences, Inc.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplementary Quarterly Financial Data (Unaudited)

The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2007 and 2006:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2007
Revenues	$—	$—	$—	$—
Net loss	(4,081,141)	(5,292,749)	(4,735,323)	(5,439,135)
Basic and diluted net loss per common share	$(0.25)	$(0.30)	$(0.23)	$(0.26)
2006
Revenues	$—	$—	$—	$—
Net loss	(3,964,442)	(3,924,682)	(4,012,482)	(14,453,637)
Basic and diluted net loss per common share	$(0.24)	$(0.24)	$(0.24)	$(0.87)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria set forth.

The annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics (“Code”). The Code constitutes the Company’s Code of Ethics applicable for all of the Company’s directors, officers and employees. The Code is intended to promote honest and ethical conduct, full and accurate reporting, and compliance with laws as well as other matters. The Code can be found on our web site, which is located at www.alseres.com. We intend to make all required disclosures concerning any amendments to, or waivers from, our code of ethics on our web site.

All other information required by this Item 10, with respect to our directors, nominees for election, executive officers, and audit committee under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information specified in Item 407(e)(5) is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

All other information required by this Item 13 is hereby incorporated by reference to the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.	Principal Accounting Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Auditors’ Fees” in the Company’s definitive Proxy Statement for the 2008 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2007 and 2006
Consolidated Statements of Operations for the fiscal years ended December 31, 2007, 2006 and 2005 and for the period from inception (October 16, 1992) through December 31, 2007
Consolidated Statements of Comprehensive Loss and Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2007, 2006 and 2005 and for the period from inception (October 16, 1992) through December 31, 2007

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2007, 2006 and 2005, and for the period from inception (October 16, 1992) through December 31, 2007
Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2008.

Alseres Pharmaceuticals, Inc.

By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Savas Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2008

/s/ Kenneth L. Rice, Jr. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2008

/s/ Henry Brem Henry Brem	Director	March 31, 2008

/s/ Gary Frashier Gary Frashier	Director	March 31, 2008

/s/ William L.S. Guinness William L.S. Guinness	Director	March 31, 2008

/s/ Robert S. Langer, Jr. Robert S. Langer, Jr.	Director	March 31, 2008

/s/ Michael J. Mullen Michael J. Mullen	Director	March 31, 2008

/s/ John T. Preston John T. Preston	Director	March 31, 2008

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28,1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533
3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533
Series D
4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533
Rights Agreement
4.3	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent, (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533
4.4	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

4.5		Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533
4.6		Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533
4.7		Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533
4.8		Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/ 2005	000-6533
Ingalls
4.9		Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533
4.10		Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533
4.11		Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533
4.12		Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533
4.13		Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533
Material Contracts — Supply, License, Distribution
CMCC
10	.1+	License Agreement (including sponsored research agreement) between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533
10	.2+	License Agreement (including sponsored research agreement) between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533
Harvard
10.3		License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106
10.4		Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10.5		License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726
10.6		Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533
10.7		License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533
10.8		Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533
Nordion
10	.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533
10	.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533
10.11		Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533
10.12		Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533
10	.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/05	000-6533
10	.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/05	000-6533
10	.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533
10	.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533
10	.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533
Organix
10.18		License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.19		Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.20		Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533
BioAxone
10	.21+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10	.22+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533
Material Contracts — Leases
10.23		Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533
10.24		Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533
10.25		Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533
10.26		Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533
10.27		Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533
Material Contracts — Stock Purchase, Financing and Credit Agreements
10.28		Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured) dated March 18, 2008 among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533
Management Contract or Compensatory Plan or Arrangement
10	.29#	Non-Employee Director Compensation Summary	*
10	.30#	Executive Officer Compensation Summary	*
10	.31#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533
10	.32#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533
10	.33#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533
10	.34#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533
10	.35#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533
10	.36#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	Proxy Statement	App. C	4/30/2003	000-6533
10	.37#	Amended and Restated Omnibus Stock Option Plan	S-8	99	6/4/1999	333-80067
10	.38#	Amended and Restated 1998 Omnibus Stock Option Plan	Proxy Statement	App. C	6/28/2004	000-6533
10	.39#	2005 Stock Incentive Plan	Proxy Statement	App. B	8/5/2005	000-6533
10	.40#	Amendment No. 1 to 2005 Stock Incentive Plan	Proxy Statement	App. A	4/30/2007	000-6533
10	.41#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10	.42#	Employment Agreement, dated March 31, 2006, between the Company and Peter G. Savas	10-K for 12/31/2005	10.48	3/31/2006	000-6533
10	.43#	Employment Agreement, dated March 31, 2006, between the Company and Mark J. Pykett	10-K for 12/31/2005	10.49	3/31/2006	000-6533
10	.44#	Employment Agreement, dated March 31, 2006, between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2005	10.50	3/31/2006	000-6533
10	.45#	Employment Agreement, dated April 16, 2007, between the Company and Frank Bobe	10-Q for 3/31/2007	10.4	5/15/2007	000-6533
10	.46#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533
10	.47#	Stock Option Agreement, dated January 6, 2006, between the Company and Peter G. Savas	10-K for 12/31/2005	10.51	3/31/2006	000-6533
10	.48#	Stock Option Agreement, dated January 6, 2006, between the Company and Mark J. Pykett	10-K for 12/31/2005	10.52	3/31/2006	000-6533
10	.49#	Stock Option Agreement, dated January 6, 2006, between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2005	10.53	3/31/2006	000-6533
10	.50#	Stock Option Agreement dated February 5, 2007, by and between the Company and Peter G. Savas	10-K for 12/31/2006	10.52	4/2/2007	000-6533
10	.51#	Stock Option Agreement dated February 5, 2007, by and between the Company and Mark J. Pykett	10-K for 12/31/2006	10.53	4/2/2007	000-6533
10	.52#	Stock Option Agreement dated February 5, 2007, by and between the Company and Kenneth L. Rice, Jr.	10-K for 12/31/2006	10.54	4/2/2007	000-6533
10	.53#	Stock Option Agreement, dated June 5, 2007, between the Company and Frank Bobe	10-Q for 6/30/2007	10.1	8/14/2007	000-6533
Additional Exhibits
21		Subsidiaries of the Registrant	*
23.1		Consent of McGladrey & Pullen, LLP	*
23.2		Consent of PricewaterhouseCoopers, LLP	*
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.