Form 10-Q
period 2008-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2008-05-15
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
None
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 5, 2008 there were 20,807,645 shares of Common Stock outstanding.

ALSERES PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007, and for the period from inception (October 16, 1992) to March 31, 2008	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2007, and for the period from inception (October 16, 1992) to March 31, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 Quantitative and Qualitative Disclosures About Market Risk	25
Item 4T Controls and Procedures	26

Part II Other Information
Item 1A Risk Factors	26
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	45
Item 6 Exhibits	46

SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
     In this report, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: Alseres™, Cethrin®, Altropane® and Fluoratec™. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$4,941,707	$2,933,292
Marketable securities	—	1,240,543
Prepaid expenses and other current assets	1,675,460	1,018,459

Total current assets	6,617,167	5,192,294
Fixed assets, net	82,533	88,484
Other assets	323,770	342,899

Total assets	$7,023,470	$5,623,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,502,543	$3,726,478
Accrued lease (Note 6)	49,184	43,929

Total current liabilities	4,551,727	3,770,407
Convertible notes payable (Note 5)	28,084,795	23,335,110
Accrued interest payable (Note 5)	1,061,251	740,417
Accrued lease, excluding current portion (Note 6)	179,786	192,214

Total liabilities	33,877,559	28,038,148

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,807,645 and 20,778,217 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	208,076	207,782
Additional paid-in capital	141,315,650	140,420,314
Accumulated other comprehensive income	—	9,310
Deficit accumulated during development stage	(168,377,815)	(163,051,877)

Total stockholders’ deficit	(26,854,089)	(22,414,471)

Total liabilities and stockholders’ deficit	$7,023,470	$5,623,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			(October 16,
	Three Months Ended March 31,		1992) to
	2008	2007	March 31, 2008
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	2,658,974	2,578,746	103,587,179
General and administrative	2,244,371	1,597,338	53,886,656
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	4,903,345	4,176,084	169,620,379

Loss from operations	(4,903,345)	(4,176,084)	(168,720,379)
Other expenses	—	—	(1,582,878)
Interest expense, net	(459,418)	77,020	(5,727,656)
Investment income	36,825	17,923	7,653,098

Net loss	(5,325,938)	(4,081,141)	(168,377,815)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(5,325,938)	(4,081,141)	$(177,670,116)

Basic and diluted net loss attributable to common stockholders per share	$(0.26)	$(0.25)

Weighted average common shares outstanding	20,806,874	16,590,950

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(5,325,938)	$(4,081,141)	$(168,377,815)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	133,961	—	2,004,159
Non-cash charges related to options, warrants and common stock	513,089	324,355	8,337,546
Amortization and depreciation	10,406	31,558	2,676,399
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(691,207)	(89,631)	(850,703)
Increase (decrease) in accounts payable and accrued expenses	776,065	(7,152,918)	3,729,878
Increase in accrued interest payable	320,834	—	1,061,251
(Decrease) increase in accrued lease	(7,173)	(7,107)	228,970

Net cash used for operating activities	(4,269,963)	(10,974,884)	(135,193,271)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(4,455)	(7,452)	(1,513,457)
Decrease (increase) in other assets	49,059	(6,254)	(596,166)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	1,231,233	—	132,004,923

Net cash provided by (used for) investing activities	1,275,837	(13,706)	(351,586)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,541	6,102	63,731,339
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	5,000,000	11,000,000	46,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,587,667)

Net cash provided by financing activities	5,002,541	11,006,102	140,486,564

Net increase in cash and cash equivalents	2,008,415	17,512	4,941,707
Cash and cash equivalents, beginning of period	2,933,292	1,508,665	—

Cash and cash equivalents, end of period	$4,941,707	$1,526,177	$4,941,707

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2008
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
     The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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
     As of March 31, 2008, the Company has experienced total net losses since inception of approximately $168,378,000 and stockholders’ deficit of approximately $26,854,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at March 31, 2008 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at March 31, 2008 and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into June 2008.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (as defined in Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement (as defined in Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.
     In connection with the common stock financing completed by the Company in March 2005 (the “March 2005 Financing”), the Company agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson and Arthur Koenig, (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50.

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
     Stock options and warrants to purchase approximately 4.4 million and 3.8 million shares of common stock were outstanding at March 31, 2008 and 2007, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2008 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $5,335,248 and $4,081,141 for the three months ended March 31, 2008 and 2007, respectively. The difference between total comprehensive loss and net loss is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     The Company has one stock option plan under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2008, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2008, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares.
     The Company also has outstanding stock options in three other stock option plans, the 1998 Omnibus Plan, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. These plans have expired and no future issuance of awards is permissible.
     The Company’s Board of Directors determines the term, vesting provisions, price, and number of shares for each award that is granted. The term of each option cannot exceed ten years. The Company has outstanding options with performance conditions which, if met, would accelerate vesting upon achievement of the applicable milestones.
     Stock-based employee compensation expense recorded during the three months ended March 31, 2008 and 2007 is as follows:

	2008	2007
Research and development	$144,549	$114,959
General and administrative	283,362	208,436

	$427,911	$323,395

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.02)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three months ended March 31, 2008 and 2007 was calculated using the following estimated weighted-average assumptions:

	2008	2007
Expected term	5 years	6 years
Risk-free interest rate	2.5%	4.5% - 4.8%
Stock volatility	76%	90%
Dividend yield	0%	0%

     Expected term — The Company determined the weighted-average expected term assumption for “plain vanilla” and performance-based option grants based on historical data on exercise behavior.
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
     As of March 31, 2008, there remained approximately $2,919,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.21 years.
     A summary of the Company’s outstanding stock options for the three months ended March 31, 2008 is presented below.

		Weighted-
		Average
		Exercise
	Shares	Price
Outstanding at beginning of year	4,457,965	$3.37
Granted	8,000	2.70
Exercised	(1,100)	2.31
Forfeited and expired	(18,361)	10.17

Outstanding at end of period	4,446,504	$3.34

Options exercisable at end of period	2,861,275	$3.64

     The weighted-average fair value of options granted was $1.52 and $1.88 during the three months ended March 31, 2008 and 2007, respectively.
The following table summarizes information about stock options outstanding at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 — $2.00	100,500	7.4 years	$1.97	96,472	7.4 years	$1.97
$2.01 — $3.00	2,865,955	7.7 years	2.56	1,561,747	7.0 years	2.46
$3.10 — $4.65	1,178,363	7.3 years	3.56	901,370	7.0 years	3.60
$4.99 — $6.96	132,500	1.4 years	5.50	132,500	1.4 years	5.50
$8.95 — $13.06	63,740	0.7 years	10.59	63,740	0.7 years	10.59
$15.62 — $22.36	105,446	0.4 years	16.44	105,446	0.4 years	16.44

	4,446,504	7.1 years	$3.34	2,861,275	6.4 years	$3.64

     The aggregate intrinsic value of outstanding options and exercisable options as of March 31, 2008 was $259,892 and $235,585, respectively. The intrinsic value of options vested during the three months ended March 31, 2008 was $17,258. The intrinsic value of options exercised during the three months ended March 31, 2008 was $759.
     As of March 31, 2008, 867,755 shares were available for grant under the 2005 Plan.

5. Notes Payable and Debt
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
     In August 2007, the Company amended and restated the May 2007 Amended Purchase Agreement (the “August 2007 Amended Purchase Agreement”) to (i) increase the amount the Company could borrow by $10,000,000 to $25,000,000 and (ii) add Ingalls & Snyder Value Partners LP (“ISVP”) as a Purchaser. In August 2007, the

Company issued a convertible promissory note to ISVP (the “2007 ISVP Note”) in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.
     On March 18, 2008, the Company amended and restated the August 2007 Amended Purchase Agreement (the “March 2008 Amended Purchase Agreement”) to (i) increase the amount the Company could borrow by $5,000,000 to $30,000,000 and (ii) provide that the Company may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, the Company issued a convertible promissory note to Robert Gipson (the “March 2008 RG Note”) in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.
     However, all terms of the cumulative $30,000,000 in convertible promissory notes remain as originally agreed to. The amounts borrowed by the Company under the March 2008 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future royalty payments related to the Company’s molecular imaging products (including Altropane and Fluoratec) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $30,000 during the three months ended March 31, 2008.
     The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $94,000 during the three months ended March 31, 2008.
     The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $5,000 during the three months ended March 31, 2008.
     At March 31, 2008, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note and the March 2008 RG Note of $28,084,795 and the related accrued interest was classified as a long-term liability.

     The Company is subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement. If the Company (i) fails to pay the principal or interest due under the March 2008 Amended Purchase Agreement, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the March 2008 Amended Purchase Agreement may become immediately due and payable by the Company. In addition, without the consent of the Purchasers, the Company may not (i) create, incur or otherwise permit to be outstanding any indebtedness for money borrowed (except as provided under the March 2008 Amended Purchase Agreement), (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.
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
6. Exit Activities
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At March 31, 2008, the security deposit under the Lease Agreement was approximately $242,000.
     As a result of the Company’s relocation, an expense was recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. The expense and accrual recorded in accordance with SFAS 146 requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
     The activity related to the lease accrual at March 31, 2008, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2007	Receipts 2008	March 31, 2008
Lease Amendment	$236,143	$7,173	$228,970
Short-term portion of lease accrual	43,929		49,184

Long-term portion of lease accrual	$192,214		$179,786

     During the three months ended March 31, 2008 and 2007, the Company recorded approximately $10,000 and $10,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.

7. Commitments and Contingencies
     The Company recognizes and discloses commitments when it enters into executed contractual obligations with third parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
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
     In April 2008, the Company entered into an option agreement with BioAxone pursuant to which the Company was granted an option to amend the Cethrin License (the “BioAxone Option Agreement”). The BioAxone Option Agreement provides that the Company can exercise its option to amend certain terms of the Cethrin License until the earlier of (a) sale or issuance of shares of capital stock of the Company, including the sale of debt that is convertible into shares of capital stock of the Company, which results in aggregate gross proceeds of not less than $25,000,000, and (b) one hundred eighty days from April 30, 2008. If the option is exercised, the Company will pay a fee of $7,000,000 to BioAxone and the parties will enter into an amendment to the Cethrin License.
     The amendment to the Cethrin License will replace the existing milestone payments and royalty payments with a requirement that the Company pay $7,000,000 to BioAxone on or before December 31, 2009, or upon BioAxone’s written request, if the Company assigns all of its rights and interest in and to the underlying licensed intellectual property (as defined in the Cethrin License), prior to December 31, 2009. In addition, the amendment will provide that the Company will make royalty payments to BioAxone based on a percentage of annual net sales of certain products specified in the Cethrin License for the treatment of acute spinal cord injury equal to 4% of such net sales and 1% of such net sales for all other products specified in the Cethrin License for indications other than acute spinal cord injury, until the earlier of December 31, 2021 or the Royalty Expiration Date (as defined in the Cethrin License).

     The amendment to the Cethrin License will also provide that BioAxone will grant to the Company a fully paid-up, irrevocable, perpetual worldwide license to the underlying licensed intellectual property, and take steps to transfer to the Company certain ancillary intellectual property rights related thereto. In addition, the amendment will provide that BioAxone will release the Company from certain development and commercialization requirements imposed by the Cethrin License.
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
8. Income taxes
     On January 1, 2007, the Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Unrecognized tax benefits are accounted for as a reduction to deferred tax assets and a corresponding reduction to the valuation allowance. Substantially all of these unrecognized tax benefits, if recognized, would affect the effective tax rate. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48.
     The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of March 31, 2008.
     The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2004 through December 31, 2007. However, because we are carrying forward income tax attributes, such as net operating losses from 2003 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

9. Fair Value Measurements
     Effective January 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115, (“SFAS 159”) for its financial assets and liabilities. As permitted by FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis, until January 1, 2009. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.
     SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Under SFAS 157, fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs. The Company did not record any cumulative adjustment as a result of adopting SFAS 157.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, described below:
Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets. The fair value hierarchy gives the highest priority to Level 1 inputs.
Level 2: Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.
Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.
     The following table sets forth our financial assets that were measured at fair value on a recurring basis at March 31, 2008 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2008. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds — current assets	$4,941,707	$4,941,707	$—	$—
Money market funds — long term assets	$113,973	$113,973	$—	$—

Total	$5,055,680	$5,055,680	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
10. New Accounting Pronouncements
     In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will therefore be applicable to non-financial assets and liabilities for the Company’s fiscal year commencing January 1, 2009. The Company is currently reviewing the impact of the adoption of SFAS No. 157 for all non-financial assets and liabilities on its financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for the Company as of January 1, 2009. The Company is currently assessing the impact of SFAS 161 on its consolidated financial statements.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.” The information in this Quarterly Report on Form 10-Q should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2007.
Overview
Description of Company
     We are a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:
•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as spinal cord injury, or SCI, stroke, traumatic brain injury, or TBI, and optic nerve damage utilizing technology referred to as axon regeneration;

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB; and

•	Neurodegenerative disease program focused on treating the symptoms of PD and slowing or stopping the progression of PD.
     At March 31, 2008, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of March 31, 2008, we have experienced total net losses since inception of approximately $168,378,000, and stockholders’ deficit of approximately $26,854,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at March 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at March 31, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into June 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On May 5, 2008, the closing price of our common stock was $2.10. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our nerve repair program. The consideration paid in connection with an acquisition would also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition or acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.
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
     In May 2007, we amended and restated the March 2007 Purchase Agreement, or the May 2007 Amended Purchase Agreement, to (i) eliminate the requirement for the March 2007 Note Holders to make further advances under the March 2007 Purchase Agreement and (ii) add Highbridge International, LLC, or Highbridge, as a Purchaser. In May 2007, we issued a convertible promissory note to Highbridge in the aggregate principal amount of $6,000,000 pursuant to the May 2007 Amended Purchase Agreement.
     In August 2007, we amended and restated the May 2007 Amended Purchase Agreement, or the August 2007 Amended Purchase Agreement, to (i) increase the amount we could borrow by $10,000,000 to $25,000,000 and (ii) add Ingalls & Snyder Value Partners LP, or ISVP, as a Purchaser. In August 2007, we issued a convertible promissory note to ISVP in the aggregate principal amount of $10,000,000 pursuant to the August 2007 Amended Purchase Agreement.
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
     The amounts borrowed by us under the March 2008 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers into (i) shares of our common stock at a conversion price per share of $2.50, (ii) the right to receive future royalty payments related to our molecular imaging products (including Altropane and Fluoratec) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
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
Product Development
Regenerative Therapeutics Program — Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, TBI and optic nerve damage. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers called axons to regenerate and form new connections that restore lost abilities. We have acquired the rights to technologies aimed at two key, complementary pathways involved in nerve repair: the pro-regenerative and anti-regenerative pathways. We believe the pro-regenerative approach activates pathways that stimulate axon regeneration and the anti-regenerative approach deactivates pathways that inhibit axon regeneration. We also support sponsored research that could open new avenues for exploring combination therapies. We believe these sponsored research agreements extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing the rights to the technologies of these two complementary approaches for axon regeneration is part of our strategy to assemble a broad portfolio of technology and intellectual property for the development of nerve repair therapeutics. We believe that the assembly of this broad portfolio of intellectual property and technology in nerve repair will create competitive advantages. The simultaneous implementation of the sponsored research programs could open avenues for exploring combination therapies for CNS disorders that are more difficult to treat. The research also provides an opportunity to continue to enrich the application of the technologies and our intellectual property portfolio.

     Our lead product in clinical development for nerve repair is Cethrin. Cethrin contains a proprietary protein that inactivates a key enzyme called Rho. Ordinarily, activated Rho prevents axon regeneration. Rho potentially plays an important role in a wide range of CNS indications, including acute SCI, optic nerve damage and glaucoma. Cethrin is currently being investigated to facilitate the restoration of movement and sensory function using a single application during the critical period immediately after a major injury to the spinal cord. Following an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered to the injured region of the spinal cord using a fibrin sealant as a carrier.
     In January 2008, enrollment ended in our open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI. A total of 48 subjects was enrolled at 9 sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the impairment scale developed by the American Spinal Injury Association, or ASIA Impairment Scale. The ASIA Impairment Scale is used to score subjects within five categories from A to E, with A being complete impairment with no sensory or motor function below the site of injury and E being normal. Grades B through E designate increasing levels of motor and sensory function. At the time of enrollment in the Cethrin Phase I/IIa trial, all subjects had a complete thoracic or cervical SCI, had no motor or sensory function below the level of their injury, and were thus classified as an A on the ASIA Impairment Scale. A component of ASIA Impairment Scale is the assessment of change in motor score. The measurement is made by assessing five muscle groups in each arm and leg on a 0 to 5 point scale for a total of 100 motor points. Using this assessment, the total change in motor score is measured. The Clinical Guidelines Panel Report issued by the International Campaign for Cures of spinal cord injury Paralysis, or ICCP, indicates that a cervical ASIA A-injured patient is likely to spontaneously improve approximately 10 ASIA motor points during the first year after SCI.
     The trial assessed 5 dose levels of Cethrin: 0.3 mg, 1 mg, 3 mg, 6 mg and 9 mg. Each dose level was first given to thoracic SCI subjects and then, following review by an independent Data Safety Monitoring Board, or DSMB, the dose level was initiated in cervical subjects. To date, the safety and tolerability data for each of the five dose levels have indicated that Cethrin appears to be safe and well tolerated. There have been no serious adverse events related to Cethrin. There were two deaths of subjects enrolled in the trial. The DSMB and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries, or preexisting conditions and not related to Cethrin.
     The 6 and 12 month interim data for the first 37 subjects treated with doses up to 6 mg indicated that 38.5% (5 of 13) of subjects with cervical injuries and 8.3% (2 of 24) of subjects with thoracic injuries improved over the 6 and 12 months to ASIA C or better as described in the table below. Moreover, 1 cervical injury subject in each of the 1 mg and 3 mg dose improved to ASIA D at 6 and 12 months and 1 subject with a thoracic injury in the 6 mg dose improved to ASIA D at 12 months.

ASIA A Subjects with Improvement to ASIA C (or better) by Dose – 6 and 12 months (Intent to Treat population—Last Observation Carried Forward)
Dose (mg)	Cervical	Thoracic
0.3	1 of 3	0 of 6
1	1 of 4	1 of 6
3	2 of 3	0 of 6
6	1 of 3	1 of 6

Total	5 of 13	2 of 24

     In addition, the 6 and 12 month interim motor score data for the first 37 subjects treated with doses up to 6 mg is described in the table below. These data indicated that the mean change in motor score from baseline after 12 months was largest in the 1 mg (16.3) and 3 mg (27.3) dose cohorts for cervical patients. As noted by the ICCP, the expected spontaneous motor score change for cervical subjects is approximately 10 motor points during the first year after SCI.

Mean Change in Motor Score from Baseline (Intent to Treat population — Last Observation Carried Forward)
	Cervical		Thoracic
Dose (mg)	6 Months	12 Months	6 Months	12 Months
0.3	11.3	11.0	0.0	0.0
1	15.8	16.3	2.7	3.2
3	19.7	27.3	0.0	0.0
6	9.7	11.0	5.2	5.7
     We have met with the Food and Drug Administration, or FDA, Health Canada, the European Medicines Agency, or EMEA, and with regulatory authorities in selected European countries to review the Phase I/IIa results and our Cethrin clinical development plan, including our planned Phase IIb trial. We had originally estimated that the Phase IIb trial may require up to 200 subjects based on statistical modeling at that time. Based on the efficacy results to date in the Phase I/IIa trial, discussions with the regulatory authorities and our expert advisors, and updated statistical modeling, we now believe that the maximum number of subjects required in the Phase IIb trial will be 100. In addition, the Bayesian adaptive design of our Phase IIb trial provides for an even smaller number of required subjects in our Phase IIb trial if Cethrin’s effect is larger than modeled. We are planning to initiate a double-blind, randomized, placebo-controlled, multi-center, Phase IIb trial in up to 100 subjects with acute cervical SCI at up to 80 sites in the United States, Canada, Europe and other selected countries in the second half of 2008.
     We are also exploring the use of other nerve repair drug candidates in a variety of CNS conditions such as SCI, stroke, TBI and optic nerve damage. We initiated a series of comparative studies in which the abilities of our other nerve repair product candidates, including Inosine, Oncomodulin and potentially other compounds, will be tested in parallel in a series of animal models of CNS disorders to assess their potential to enhance nerve repair. If successful, these studies may enable the most promising candidates and indications to be taken forward in development.
Regenerative Therapeutics Program— Bone Repair
     We are evaluating our Rho inhibitors in vitro and in animal models to assess their ability to stimulate cells to regenerate bone.
Molecular Imaging Program
     The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In July 2007, our collaborators completed enrollment in a study that optimized the Altropane image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the FDA and our expert advisors, the Parkinson’s or Essential Tremor-2, or POET-2, program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire the set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once final agreement on the design of the trials is reached with the FDA.
     We are seeking a strategic partner for our molecular imaging program for the completion of the Phase III clinical program and launch and commercialization of Altropane. We believe that engaging a partner is likely to be the most effective means to maximize the value of the program. We also believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.
     In addition to Altropane, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and DLB. We believe the potential use of our technetium-based molecular imaging agents could be strategic in our partnering efforts for our molecular imaging program.

Neurodegenerative Disease Program
     We are developing a DAT blocker for the treatment of the symptoms of PD and slowing or stopping the progression of PD. We have identified several promising lead compounds, some of which have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as monotherapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been shown to enter the brain after oral dosing in rodents and to alleviate the symptoms of PD in non-human primates. We are seeking a partner to advance our neurodegenerative disease program into clinical trials.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $24,487,000 on a cumulative basis.

	For the Three	From Inception
	Months Ended	(October 16, 1992) to
Program	March 31, 2008	March 31, 2008
Regenerative therapeutics	$1,082,000	$25,081,000
Molecular imaging	$362,000	$25,157,000
Neurodegenerative disease	$20,000	$1,111,000
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
Results of Operations
Three Months Ended March 31, 2008 and 2007
     Our net loss and net loss attributable to common stockholders was $5,325,938 during the three months ended March 31, 2008 as compared with $4,081,141 during the three months ended March 31, 2007. Net loss attributable to common stockholders totaled $0.26 per share for the 2008 period as compared to $0.25 per share for the 2007 period. The increase in net loss in the 2008 period was primarily due to higher operating and interest expenses. The increase in net loss attributable to common stockholders on a per share basis in the 2008 period was primarily due to the increase in net loss offset by in an increase in the weighted average common shares outstanding of approximately 4,200,000 in 2008, which was primarily the result of the conversion of certain notes payable into common stock in June 2007.
     Research and development expenses were $2,658,974 during the three months ended March 31, 2008 as compared with $2,578,746 during the three months ended March 31, 2007. The increase in the 2008 period was primarily attributable to (i) higher costs of approximately $377,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and preparations for our Phase IIb trial and (ii) higher compensation and related costs of approximately $197,000 primarily related to increased headcount. The increase was partially offset by lower costs associated with our molecular imaging program of approximately $441,000 primarily related to decreased Altropane clinical costs. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Cethrin and Altropane clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $2,244,371 during the three months ended March 31, 2008 as compared with $1,597,338 during the three months ended March 31, 2007. The increase in the 2008 period was primarily related to (i) higher compensation and related costs of approximately $354,000 primarily related to increased headcount, (ii) higher patent and related costs of approximately $156,000 primarily related to our nerve repair program, and (iii) higher commercialization and communication costs of approximately $74,000. We currently anticipate that our general and administrative expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to costs associated with our commercialization and communication efforts primarily related to our Cethrin and Altropane programs and costs associated with compliance with the Sarbanes-Oxley Act of 2002.
     Interest expense was $459,418 during the three months ended March 31, 2008 as compared with $(77,020) during the three months ended March 31, 2007. The increase in the 2008 period was attributable to the issuance of $5,000,000 and $25,000,000 in convertible promissory notes during 2008 and 2007, respectively, that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $130,000 related to the beneficial conversion features of the Highbridge and ISVP convertible promissory notes issued under the March 2008 Amended Purchase Agreement. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under the notes previously issued.
     Investment income was $36,825 during the three months ended March 31, 2008 as compared with $17,923 during the three months ended March 31, 2007. The increase in the 2008 period was primarily due to higher average cash, cash equivalent, and marketable securities balances during the 2008 period.
Liquidity and Capital Resources
     Net cash used for operating activities, primarily related to our net loss, totaled $4,269,963 in 2008 as compared to $10,974,884 in 2007. The decrease in 2008 is primarily related to the $7,500,000 due under our license agreement, or Cethrin License, with BioAxone Therapeutic, Inc., or BioAxone, in 2006 and paid in March 2007. Net cash provided by investing activities totaled $1,275,837 in 2008 as compared to net cash used for investing activities of $13,706 in 2007. The change in investing activities in 2008 is primarily associated with the sale of marketable securities used to fund operations. Net cash provided by financing activities totaled $5,002,541 in 2008 as compared to $11,006,102 in 2007. The decrease in 2008 primarily reflects the decrease in convertible notes issued in 2008.
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
     A summary of financings completed during the three years ended March 31, 2008 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)
August 2006	$2.0 million	Convertible Promissory Notes(1)
September 2005	$12.8 million	Common Stock

(1)	Converted to shares of our common stock in June 2007.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At March 31, 2008, we had available cash and cash equivalents of approximately $4,942,000.
     As of March 31, 2008, we have experienced total net losses since inception of approximately $168,378,000 and stockholders’ deficit of approximately $26,854,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at March 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at March 31, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into June 2008.
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
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On May 5, 2008, the closing price of our common stock was $2.10. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since we filed that report.
     In March 2008, we amended and restated the August 2007 Amended Purchase Agreement, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement. At March 31, 2008, we had borrowed $30,000,000 in convertible promissory notes under the March 2008 Amended Purchase Agreement and owed approximately $1,061,000 in accrued interest on those notes.
     In April 2008, we entered into an option agreement with BioAxone pursuant to which we were granted an option to amend our Cethrin License, or the BioAxone Option Agreement. The BioAxone Option Agreement provides that we can exercise our option to amend certain terms of the Cethrin License until the earlier of (a) sale or issuance of shares of our capital stock, including the sale of debt that is convertible into shares of our capital stock, which results in aggregate gross proceeds of not less than $25,000,000, and (b) one hundred eighty days from April 30, 2008. If the option is exercised, we will pay a fee of $7,000,000 to BioAxone and we will enter into an amendment to the Cethrin License.

     The amendment to the Cethrin License will replace the existing milestone payments and royalty payments with a requirement that we pay $7,000,000 to BioAxone on or before December 31, 2009, or upon BioAxone’s written request, if we assign all of our rights and interest in and to the underlying licensed intellectual property (as defined in the Cethrin License), prior to December 31, 2009. In addition, the amendment will provide that we will make royalty payments to BioAxone based on a percentage of annual net sales of certain products specified in the Cethrin License for the treatment of acute spinal cord injury equal to 4% of such net sales and 1% of such net sales for all other products specified in the Cethrin License for indications other than acute spinal cord injury, until the earlier of December 31, 2021 or the Royalty Expiration Date (as defined in the Cethrin License).
     The amendment to the Cethrin License will also provide that BioAxone will grant to us a fully paid-up, irrevocable, perpetual worldwide license to the underlying licensed intellectual property, and take steps to transfer to us certain ancillary intellectual property rights related thereto. In addition, the amendment will provide that BioAxone will release us from certain development and commercialization requirements imposed by the Cethrin License.
Recent Accounting Pronouncements
     In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will therefore be applicable to non-financial assets and liabilities for our fiscal year commencing January 1, 2009. We are currently reviewing the impact of the adoption of SFAS No. 157 for all non-financial assets and liabilities on our financial statements.
     In March 2008, the FASB issued SFAS No. 161 “Disclosures About Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 amends SFAS 133 by requiring expanded disclosures about an entity’s derivative instruments and hedging activities. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. SFAS 161 is effective for us as of January 1, 2009. We are currently assessing the impact of SFAS 161 on our consolidated financial statements.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the three months ended March 31, 2008.

Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As of March 31, 2008, we have experienced total net losses since inception of approximately $168,378,000 and stockholders’ deficit of approximately $26,854,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at March 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at March 31, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into June 2008.
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
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On May 5, 2008, the closing price of our common stock was $2.10. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     Except for Cethrin and the Altropane molecular imaging agent, we have not yet received Investigational New Drug, or IND, approval from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.
     We have met with the FDA, Health Canada, EMEA, and with regulatory authorities in selected European countries to review the Phase I/IIa results and our Cethrin clinical development plan. Based on the efficacy results to date in the Phase I/IIa trial, discussions with the regulatory authorities and our expert advisors, and recent statistical modeling, we are planning to initiate a double-blind, randomized, placebo-controlled, multi-center, Phase IIb trial in up to 100 subjects with acute cervical SCI at up to 80 sites in the United States, Canada, Europe and other selected countries in the second half of 2008.
     In July 2007, our collaborators completed enrollment in a study that optimized the Altropane image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire the set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, will be initiated once final agreement on the design of the trials is reached with the FDA.

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
     Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard University and its affiliated hospitals, or Harvard and its Affiliates, or Children’s Medical Center Corporation, or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:
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
     In April 2008, we entered into the BioAxone Option Agreement. There can be no assurance that we will exercise our rights under the BioAxone Option Agreement and amend the Cethrin License.
     We have entered into two license agreements, or the CMCC Licenses, with CMCC to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace our former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual expenditures through May 2009.

     We have entered into license agreements, or the Harvard License Agreements, with Harvard and its Affiliates to acquire the exclusive worldwide rights to certain technologies within our molecular imaging and neurodegenerative disease programs. The Harvard License Agreements obligate us to pay up to an aggregate of approximately $2,520,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     On March 18, 2008, we amended the Second Amended and Restated Convertible Promissory Note Purchase Agreement dated August 13, 2007 among us and purchasers listed therein, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers, as defined therein, upon the same terms and conditions. In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.
     The cumulative $30,000,000 borrowed by us under the March 2008 Amended Purchase Agreement bears interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of our common stock at a conversion price per share of $2.50, (ii) the right to receive future royalty payments related to our molecular imaging products (including Altropane and Fluoratec) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     All other terms of the March 2008 Amended Purchase Agreement remain unchanged.
     The convertible promissory notes were offered and sold pursuant to the March 2008 Amended Purchase Agreement to selected institutional investors and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.

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

ALSERES PHARMACEUTICALS, INC
(Registrant)

DATE: May 15, 2008	/s/ Peter G. Savas

Peter G. Savas
Chief Executive Officer
(Principal Executive Officer)

DATE: May 15, 2008	/s/ Kenneth L. Rice, Jr.

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