Form 10-Q
period 2008-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2008-08-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of August 4, 2008 there were 20,807,645 shares of Common Stock outstanding.

ALSERES PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007, and for the period from inception (October 16, 1992) to June 30, 2008	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and for the period from inception (October 16, 1992) to June 30, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3 Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T Controls and Procedures	26

Part II Other Information
Item 1A Risk Factors	27
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 4 Submission of Matters to a Vote of Security Holders	46
Item 6 Exhibits	47

SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
     In this report, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: Alseres®, Cethrin®, Altropane® and Fluoratec™. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$5,399,215	$2,933,292
Marketable securities	—	1,240,543
Prepaid expenses and other current assets	1,176,676	1,018,459

Total current assets	6,575,891	5,192,294
Fixed assets, net	75,823	88,484
Other assets	299,276	342,899

Total assets	$6,950,990	$5,623,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,630,298	$3,726,478
Accrued lease (Note 6)	51,643	43,929

Total current liabilities	4,681,941	3,770,407
Convertible notes payable (Note 5)	33,243,127	23,335,110
Accrued interest payable (Note 5)	1,439,723	740,417
Accrued lease, excluding current portion (Note 6)	167,359	192,214

Total liabilities	39,532,150	28,038,148

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,807,645 and 20,778,217 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	208,076	207,782
Additional paid-in capital	141,703,365	140,420,314
Accumulated other comprehensive income	—	9,310
Deficit accumulated during development stage	(174,492,601)	(163,051,877)

Total stockholders’ deficit	(32,581,160)	(22,414,471)

Total liabilities and stockholders’ deficit	$6,950,990	$5,623,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16,
	Three months ended June 30,		Six months ended June 30,		1992) to
	2008	2007	2008	2007	June 30, 2008
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	3,630,292	2,678,439	6,289,266	5,257,185	107,217,471
General and administrative	1,958,868	2,468,669	4,203,239	4,066,007	55,845,524
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	5,589,160	5,147,108	10,492,505	9,323,192	175,209,539

Loss from operations	(5,589,160)	(5,147,108)	(10,492,505)	(9,323,192)	(174,309,539)
Other expenses	—	—	—	—	(1,582,878)
Interest expense, net	(541,080)	(186,718)	(1,000,498)	(109,698)	(6,268,736)
Investment income	15,454	41,077	52,279	59,000	7,668,552

Net loss	(6,114,786)	(5,292,749)	(11,440,724)	(9,373,890)	(174,492,601)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(6,114,786)	(5,292,749)	(11,440,724)	(9,373,890)	$(183,784,902)

Basic and diluted net loss attributable to common stockholders per share	$(0.29)	$(0.30)	$(0.55)	$(0.55)

Weighted average common shares outstanding	20,807,645	17,401,371	20,807,260	16,998,399

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Six Months Ended June 30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(11,440,724)	$(9,373,890)	$(174,492,601)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	296,569	21,818	2,166,767
Loss on disposal of fixed assets	—	9,054	—
Non-cash charges related to options, warrants and common stock	900,804	861,122	8,725,261
Amortization and depreciation	20,657	62,426	2,686,650
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(192,423)	(534,168)	(351,919)
Increase (decrease) in accounts payable and accrued expenses	903,820	(7,144,190)	3,857,633
Increase in accrued interest payable	699,306	—	1,439,723
(Decrease) increase in accrued lease	(17,141)	(14,696)	219,002

Net cash used for operating activities	(8,829,132)	(16,112,524)	(139,752,440)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(7,996)	(52,947)	(1,516,998)
Decrease (increase) in other assets	69,277	12,670	(575,948)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	1,231,233	—	132,004,923

Net cash provided by (used for) investing activities	1,292,514	(40,277)	(334,909)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,541	6,102	63,731,339
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	10,000,000	17,000,000	51,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,587,667)

Net cash provided by financing activities	10,002,541	17,006,102	145,486,564

Net increase in cash and cash equivalents	2,465,923	853,301	5,399,215
Cash and cash equivalents, beginning of period	2,933,292	1,508,665	—

Cash and cash equivalents, end of period	$5,399,215	$2,361,966	$5,399,215

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2008
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
     As of June 30, 2008, the Company has experienced total net losses since inception of approximately $174,493,000 and stockholders’ deficit of approximately $32,581,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at June 30, 2008 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the cash and cash equivalents available at June 30, 2008 and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into October 2008.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (as defined in Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (as defined in Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern.
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
     Stock options and warrants to purchase approximately 4.2 million and 4.8 million shares of common stock were outstanding at June 30, 2008 and 2007, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2008 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $6,114,786 and $5,292,749 for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, total comprehensive loss was $11,450,034 and $9,373,890, respectively. The difference between total comprehensive loss and net loss for the three and six months ended June 30, 2008 is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     At June 30, 2008, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of nonqualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock to employees, officers, consultants and scientific advisors of the Company. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years through the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2008, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares.
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
     Stock-based employee compensation expense recorded during the three and six months ended June 30, 2008 and 2007 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Research and development	$131,149	$115,423	$275,698	$230,382
General and administrative	256,603	417,076	539,965	625,512

	$387,752	$532,499	$815,663	$855,894

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.03)	$(0.04)	$(0.05)
     The Company uses the Black-Scholes valuation model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and six months ended June 30, 2008 and 2007 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Expected term	5 years	6 years	5 years	6 years
Risk-free interest rate	3.7%	4.7% - 5.0%	2.5% - 3.7%	4.5% - 5.0%
Stock volatility	76%	90%	76%	90%
Dividend yield	0%	0%	0%	0%
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
     As of June 30, 2008, there remained approximately $2,422,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.10 years.
     A summary of the Company’s outstanding stock options for the six months ended June 30, 2008 and 2007 is presented below.

	Six months ended		Six months ended
	June 30, 2008		June 30, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,457,965	$3.37	3,512,704	$3.46

Granted	78,000	2.39	1,060,000	2.86
Exercised	(1,100)	2.31	—	—
Forfeited and expired	(291,170)	9.98	(32,084)	2.50

Outstanding at end of period	4,243,695	$2.90	4,540,620	$3.33

Options exercisable at end of period	2,774,827	$2.98	2,470,292	$3.77

     The weighted-average fair value of options granted was $1.52 and $2.15 during the six months ended June 30, 2008 and 2007, respectively.
The following table summarizes information about stock options outstanding at June 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 – $2.00	100,500	7.1 years	$1.97	98,556	7.2 years	$1.97
$2.01 – $3.00	2,914,592	7.5 years	2.55	1,650,870	6.9 years	2.48
$3.10 – $4.65	1,178,363	7.1 years	3.56	975,161	6.8 years	3.59
$4.99 – $6.96	28,500	5.5 years	5.47	28,500	5.5 years	5.47
$8.95 – $13.06	8,740	3.2 years	10.55	8,740	3.2 years	10.55
$15.62 – $22.36	13,000	1.9 years	17.09	13,000	1.9 years	17.09

	4,243,695	7.3 years	$2.90	2,774,827	6.8 years	$2.98

     The aggregate intrinsic value of outstanding options and exercisable options as of June 30, 2008 was $97,176 and $87,812, respectively. The intrinsic value of options vested during the six months ended June 30, 2008 was $10,215. The intrinsic value of options exercised during the six months ended June 30, 2008 was $759.
     As of June 30, 2008, 804,783 shares were available for grant under the 2005 Plan.
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
     In March 2007, the Company issued an amended and restated unsecured promissory note of $5,000,000 to each of the Lenders (the “Amended Notes”). The Amended Notes eliminated all outstanding principal and accrued interest due under the Second Amended Notes and the Company’s right to prepay any portion of the Amended Notes. The Amended Notes also required the Lenders to effect a conversion of the outstanding principal under the Amended Notes into shares of the Company’s common stock at a conversion price of $2.50 per share (the “Amended Notes Conversion”) upon approval by the Company’s stockholders of the conversion. The Company recorded a gain related to the forgiveness of interest of approximately $273,000 to net interest expense on the Company’s Condensed Consolidated Statements of Operations during the three months ended March 31, 2007. On June 7, 2007, the Company’s stockholders approved the Amended Notes Conversion. On June 15, 2007, the Lenders converted the outstanding principal under the Amended Notes into 4,000,000 shares of the Company’s common stock.
Purchase Agreements
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
     In June 2008, the Company entered into a convertible promissory note purchase agreement (the “June 2008 Purchase Agreement”) with Robert Gipson pursuant to which the Company could borrow up to $5,000,000. In June 2008, the Company issued a convertible promissory note to Robert Gipson (the “June 2008 RG Note”) in the aggregate principal amount of $5,000,000 pursuant to the June 2008 Purchase Agreement. The terms of the June 2008 Purchase Agreement are consistent with those of the March 2008 Amended Purchase Agreement described above.
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $31,000 and $61,000 during the three and six months ended June 30, 2008, respectively. The Company recorded interest expense of approximately $22,000 during the three months ended June 30, 2007.

     The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $97,000 and $191,000 during the three and six months ended June 30, 2008, respectively.
     The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $31,000 and $36,000 during the three and six months ended June 30, 2008, respectively.
     At June 30, 2008, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $33,243,127 and the related accrued interest was classified as a long-term liability.
     The Company is subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement (the “Purchase Agreements”). If the Company (i) fails to pay the principal or interest due under the Purchase Agreements, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the Purchase Agreements may become immediately due and payable by the Company. In addition, without the consent of the Purchasers, the Company may not (i) create, incur or otherwise permit to be outstanding any additional indebtedness for money borrowed, (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.
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
6. Exit Activities
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At June 30, 2008, the security deposit under the Lease Agreement was approximately $242,000.

     As a result of the Company’s relocation, an expense was recorded in accordance with Statement of Financial Accounting Standards (“SFAS”) 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability be recorded for a cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. The expense and accrual recorded in accordance with SFAS 146 requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
     The activity related to the lease accrual at June 30, 2008, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2007	Receipts 2008	June 30, 2008
Lease Amendment	$236,143	$17,141	$219,002
Short-term portion of lease accrual	43,929		51,643

Long-term portion of lease accrual	$192,214		$167,359

     During the three and six months ended June 30, 2008 the Company recorded approximately $8,000 and $19,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2007, the Company recorded approximately $9,700 and $20,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
7. Commitments and Contingencies
     The Company recognizes and discloses commitments when it enters into executed contractual obligations with third parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
     The Company has entered into license agreements (the “CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, the Company entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual expenditures through May 2009.
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
     In December 2006, the Company entered into a license agreement (the “Cethrin License”) with BioAxone Therapeutic Inc., a Canadian corporation (“BioAxone”), pursuant to which the Company was granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin, as further defined in the Cethrin License. Under the Cethrin License, the Company agreed to pay BioAxone

$10,000,000 in up-front payments, $25,000,000 upon the achievement of certain milestone events, and royalties based on 10-12% of the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country.
     In April 2008, the Company entered into an option agreement with BioAxone pursuant to which the Company was granted an option to amend the Cethrin License (the “BioAxone Option Agreement”). The BioAxone Option Agreement provides that the Company can exercise its option to amend certain terms of the Cethrin License until the earlier of (a) sale or issuance of shares of capital stock of the Company, including the sale of debt that is convertible into shares of capital stock of the Company, which results in aggregate gross proceeds of not less than $25,000,000, and (b) October 27, 2008. If the option is exercised, the Company will pay a fee of $7,000,000 to BioAxone and the parties will enter into an amendment to the Cethrin License.
     The amendment to the Cethrin License will replace the existing $25,000,000 in milestone payments and royalty payments with a requirement that the Company pay $7,000,000 to BioAxone on or before December 31, 2009, or upon BioAxone’s written request, if the Company assigns all of its rights and interest in and to the underlying licensed intellectual property (as defined in the Cethrin License), prior to December 31, 2009. In addition, the amendment will provide that the Company will make royalty payments to BioAxone based on a percentage of annual net sales of certain products specified in the Cethrin License for the treatment of acute spinal cord injury equal to 4% of such net sales and 1% of such net sales for all other products specified in the Cethrin License for indications other than acute spinal cord injury, until the earlier of December 31, 2021 or the Royalty Expiration Date (as defined in the Cethrin License).
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
Lease Commitment
     The Company’s current office leases expire in 2008. In July 2008, the Company entered into a noncancelable operating lease agreement for new office space in Hopkinton, Massachusetts. The new lease is for approximately 16,300 square feet of space and expires in September 2011. Under the new lease, the Company will incur approximately $275,000 in annual rent expense.
8. Income taxes
     On January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109”, which was issued in July 2006. FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Unrecognized tax benefits are accounted for as a reduction to deferred tax assets and a corresponding reduction to the valuation allowance. Substantially all of these unrecognized tax benefits, if recognized, would affect the effective tax rate. There was no change to our accumulated deficit as of December 31, 2006 as a result of the adoption of the recognition and measurement provisions of FIN 48.
     The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of June 30, 2008.
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
     The following table sets forth our financial assets that were measured at fair value on a recurring basis at June 30, 2008 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2008. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds — current assets	$5,399,215	$5,399,215	$—	$—
Money market funds — long term assets	$114,399	$114,399	$—	$—

Total	$5,513,614	$5,513,614	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the fair value valuation hierarchy.
10. New Accounting Pronouncements
     In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 will therefore be applicable to non-financial assets and liabilities for the Company’s fiscal year commencing January 1, 2009. The Company is currently reviewing the impact of the adoption of SFAS 157 for all non-financial assets and liabilities on its financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of FSP APB 14-1 will have on its financial position, results of operations and cash flow.
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
     At June 30, 2008, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of June 30, 2008, we have experienced total net losses since inception of approximately $174,493,000, and stockholders’ deficit of approximately $32,581,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at June 30, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at June 30, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into October 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below), we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On August 4, 2008, the closing price of our common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
Purchase Agreements
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
     In March 2008, we amended and restated the August 2007 Amended Purchase Agreement, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement, or the March 2008 RG Note.
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
     In June 2008, we entered into a convertible promissory note purchase agreement, or the June 2008 Purchase Agreement, with Robert Gipson pursuant to which we could borrow up to $5,000,000. In June 2008, we issued a convertible promissory note to Robert Gipson, or the June 2008 RG Note, in the aggregate principal amount of $5,000,000 pursuant to the June 2008 Purchase Agreement. The terms of the June 2008 Purchase Agreement are consistent with those of the March 2008 Amended Purchase Agreement described above.
     We are subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement, or Purchase Agreements. If we (i) fail to pay the principal or interest due under the Purchase Agreements, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Purchase Agreements may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise, permit to be outstanding any additional indebtedness for money borrowed, (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.
Product Development
Regenerative Therapeutics Program — Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, TBI and optic nerve damage. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers called axons to regenerate and form new connections that restore lost abilities. We support sponsored research that could extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing or acquiring the rights to the technologies of complementary approaches for axon regeneration is part of our strategy of creating competitive advantages in nerve repair by assembling a broad portfolio of related technologies and intellectual property.
     Our lead product in clinical development for nerve repair is Cethrin. Cethrin contains a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of axon regeneration. Cethrin is currently being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord. After an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered in a single application to the injured region of the spinal cord using a fibrin sealant as a carrier.
     In January 2008, enrollment ended in our open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI. A total of 48 subjects was enrolled at 9 sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the impairment scale developed by the American Spinal Injury Association, or ASIA. The ASIA Impairment Scale, or AIS, is used to score subjects within five grades from ASIA Grade A to ASIA Grade E, with ASIA Grade A being complete impairment with no sensory or motor function below the site of injury and ASIA Grade E being normal. ASIA Grade B through ASIA Grade E designate increasing levels of motor and sensory function. At the time of enrollment in the Cethrin Phase I/IIa trial, all subjects had a complete thoracic or cervical SCI, had no motor or sensory function below the level of their injury, and were thus classified as an ASIA Grade A. A component of AIS is the assessment of change in motor score. The measurement is made by assessing five muscle groups in each arm and leg on a 0 to 5 point scale for a total of 100 motor points. Using this assessment, the total change in motor score is measured. The Clinical Guidelines Panel Report issued by the International Campaign for Cures of spinal cord injury Paralysis, or ICCP, indicates that a cervical ASIA Grade A-injured patient is likely to spontaneously improve approximately 10 motor points during the first year after SCI.

     The trial assessed 5 dose levels of Cethrin: 0.3 mg, 1 mg, 3 mg, 6 mg and 9 mg. Each dose level was first given to thoracic SCI subjects and then, following review by an independent Data Safety Monitoring Board, or DSMB, the dose level was initiated in cervical subjects. To date, the safety and tolerability data for each of the five dose levels have indicated that Cethrin appears to be safe and well tolerated. There have been no serious adverse events attributable to Cethrin. There were two deaths of subjects enrolled in the trial. The DSMB and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries, or preexisting conditions and not related to Cethrin.
     The 6 and 12 month interim data for the first 37 subjects treated with doses up to 6 mg indicated that 38.5% (5 of 13) of subjects with cervical injuries and 8.3% (2 of 24) of subjects with thoracic injuries improved over the 6 and 12 months to ASIA Grade C or better, as described in the table below. Moreover, 1 cervical injury subject in each of the 1 mg and 3 mg dose improved to ASIA Grade D at 6 and 12 months and 1 subject with a thoracic injury in the 6 mg dose improved to ASIA Grade D at 12 months.

ASIA Grade A Subjects with Improvement to ASIA Grade C (or better) by Dose - 6 and 12 months (Intent to Treat population—Last Observation Carried Forward)
Dose (mg)	Cervical	Thoracic
0.3	1 of 3	0 of 6
1	1 of 4	1 of 6
3	2 of 3	0 of 6
6	1 of 3	1 of 6

Total	5 of 13	2 of 24
     In addition, the 6 and 12 month interim motor score data for the first 37 subjects treated with doses up to 6 mg is described in the table below. At 12 months, the largest mean changes in motor score from baseline were seen in cervical patients treated with 1 mg and 3 mg, where average improvements of 16.3 and 27.3 points, respectively, were observed. As noted by the ICCP, the expected spontaneous motor score change for cervical subjects is approximately 10 motor points during the first year after SCI.

Mean Change in Motor Score from Baseline (Intent to Treat population — Last Observation Carried Forward)
	Cervical		Thoracic
Dose (mg)	6 Months	12 Months	6 Months	12 Months
0.3	11.3	11.0	0.0	0.0
1	15.8	16.3	2.7	3.2
3	19.7	27.3	0.0	0.0
6	9.7	11.0	5.2	5.7
     Data for the ASIA grade and motor score improvements for the remaining 11 patients, including the 9 mg dose, are still being collected and will be released as the post-treatment evaluations have been collected and reviewed.
     We have met with the Food and Drug Administration, or FDA, Health Canada, the European Medicines Agency, and with regulatory authorities in selected European countries to review the Phase I/IIa results and our Cethrin clinical development plan, including our planned Phase IIb trial.
     Our preliminary planning for the Phase IIb trial of Cethrin called for us to enroll up to 100 subjects in 80 sites worldwide. Ongoing inputs, including the results to date in the Phase I/IIa trial, discussions with the regulatory authorities and our expert advisors, now indicate that a placebo-controlled trial to demonstrate the potential efficacy of Cethrin can be accomplished with fewer patients and sites, and provide us with results from the trial approximately a year earlier. We are now planning to initiate a randomized, double-blind, placebo-controlled, Phase IIb trial in subjects with acute cervical SCI in the first quarter of 2009 at sites across North America.
     We are also exploring the use of other nerve repair drug candidates in a variety of CNS conditions such as SCI, stroke, TBI and optic nerve damage. We initiated a series of comparative studies in which the abilities of our other nerve repair product candidates, including Inosine, Oncomodulin and potentially other compounds, will be assessed for their potential to enhance nerve repair. If successful, these studies may enable the most promising candidates and indications to be taken forward in development.

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
     To maximize the value of our molecular imaging program, we are seeking to partner our molecular imaging program for the completion of the Phase III clinical program and launch and commercialization of Altropane. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.
     In addition to Altropane, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and DLB. We believe the potential use of our technetium-based molecular imaging agents could be strategic in our partnering efforts for our molecular imaging program.
Neurodegenerative Disease Program
     We are developing a Dopamine Transporter, or DAT, blocker for the treatment of the symptoms of PD and slowing or stopping the progression of PD. We have identified several promising lead compounds, some of which have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as monotherapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been shown to enter the brain after oral dosing in rodents and to alleviate the symptoms of PD in non-human primates. We are seeking a partner to advance our neurodegenerative disease program into clinical trials.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $25,644,000 on a cumulative basis.

	For the Three	For the Six	From Inception
	Months Ended	Months Ended	(October 16, 1992) to
Program	June 30, 2008	June 30, 2008	June 30, 2008
Regenerative therapeutics	$2,053,000	$3,135,000	$27,134,000
Molecular imaging	$420,000	$782,000	$25,577,000
Neurodegenerative disease	$—	$20,000	$1,111,000
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
Marketable Securities
     Our marketable securities consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the Consolidated Balance Sheet through other comprehensive income. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Consolidated Statements of Operations. We evaluate whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and our ability and intent to hold the security to maturity. To date, we have not recorded any other than temporary impairments related to our marketable securities. These marketable securities are classified as current assets because they are highly liquid and are available, as required, to meet working capital and other operating requirements.
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

Fair Value and Classification of Equity Instruments
     Historically, we have issued warrants to purchase shares of our common stock in connection with our debt and equity financings. We record each of the securities issued on a relative fair value basis up to the amount of the proceeds received. We estimate the fair value of the warrants using the Black-Scholes valuation model. The Black-Scholes valuation model is dependent on a number of variables and estimates including: interest rates; dividend yield; volatility and the expected term of the warrants. Our estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, our estimated stock price volatility and the contractual term of the warrants. The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.
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
Stock-Based Compensation
     We account for stock-based compensation in accordance with SFAS No. 123R, “Share-Based Payment”, or SFAS 123R. SFAS 123R requires companies to measure compensation costs for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. We estimate the fair value of stock-based awards using the Black-Scholes valuation model on the grant date. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning the expected term of the awards, the rate of return of risk-free investments, our stock price volatility, and our anticipated dividends. If any of our estimates or assumptions prove incorrect, our results could be materially affected.
Results of Operations
Three Months Ended June 30, 2008 and 2007
     Our net loss and net loss attributable to common stockholders was $6,114,786 during the three months ended June 30, 2008 as compared with $5,292,749 during the three months ended June 30, 2007. Net loss attributable to common stockholders totaled $0.29 per share for the 2008 period as compared to $0.30 per share for the 2007 period. The increase in net loss in the 2008 period was primarily due to higher operating and interest expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2008 period was primarily due to the increase in the weighted average common shares outstanding of approximately 3,400,000 in 2008, which was primarily the result of the conversion of certain notes payable into common stock in June 2007.
     Research and development expenses were $3,630,292 during the three months ended June 30, 2008 as compared with $2,678,439 during the three months ended June 30, 2007. The increase in the 2008 period was primarily attributable to higher costs of approximately $1,381,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and preparations for our Phase IIb trial. The increase was partially offset by lower compensation and related costs of approximately $267,000 primarily related to the closing of our Baltimore facility during the 2007 period. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Cethrin and Altropane clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,958,868 during the three months ended June 30, 2008 as compared with $2,468,669 during the three months ended June 30, 2007. The decrease in the 2008 period was primarily related to a reduction in legal and consulting costs of approximately $425,000 primarily related to our collaboration and fundraising efforts. We currently anticipate that our general and administrative expenses will remain relatively consistent over the next twelve months although there may be significant fluctuations on a quarterly basis.
     Interest expense was $541,080 during the three months ended June 30, 2008 as compared with $186,718 during the three months ended June 30, 2007. The increase in the 2008 period was attributable to the issuance of $10,000,000 and $25,000,000 in convertible promissory notes during 2008 and 2007, respectively, that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $158,000 related to the beneficial conversion features of the Highbridge, ISVP and March 2008 RG convertible promissory notes. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under the notes previously issued and a gain related to the forgiveness of interest of approximately $273,000 was recorded during the 2007 period.
     Investment income was $15,454 during the three months ended June 30, 2008 as compared with $41,077 during the three months ended June 30, 2007. The decrease in the 2008 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2008 period.
Six months ended June 30, 2008 and 2007
     Our net loss and net loss attributable to common stockholders was $11,440,724 during the six months ended June 30, 2008 as compared with $9,373,890 during the six months ended June 30, 2007. Net loss attributable to common stockholders totaled $0.55 per share for both the 2008 and 2007 periods. The increase in net loss in the 2008 period was primarily due to higher operating and interest expenses. There was no change to net loss attributable to common stockholders on a per share basis as the increase in net loss was offset by an increase in weighted average common shares outstanding of approximately 3,800,000 in 2008, primarily the result of the conversion of certain notes payable into common stock during the 2007 period.
     Research and development expenses were $6,289,266 during the six months ended June 30, 2008 as compared with $5,257,185 during the six months ended June 30, 2007. The increase in the 2008 period was primarily attributable to higher costs of approximately $1,757,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and preparations for our Phase IIb trial. The increase was partially offset by (i) a reduction in costs of approximately $554,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs and (ii) lower compensation and related costs of approximately $142,000 primarily associated with the closing of our Baltimore facility during the 2007 period.
     General and administrative expenses were $4,203,239 during the six months ended June 30, 2008 as compared with $4,066,007 during the six months ended June 30, 2007. The increase in the 2008 period was primarily related to (i) higher compensation and related costs of approximately $318,000 primarily related to increased headcount, (ii) higher commercialization and communication costs of approximately $97,000 and (iii) higher patent and related costs of approximately $148,000 primarily related to our nerve repair program. The increase was partially offset by reduced legal and consulting costs of approximately $387,000 primarily related to our collaboration and fundraising efforts.

     Interest expense was $1,000,498 during the six months ended June 30, 2008 as compared with $109,698 during the six months ended June 30, 2007. The increase in the 2008 period was attributable to the issuance of $10,000,000 and $25,000,000 in convertible promissory notes during 2008 and 2007, respectively, that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $288,000 related to the beneficial conversion features of the Highbridge, ISVP and March 2008 RG convertible promissory notes. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under the notes previously issued and a gain related to the forgiveness of interest of approximately $273,000 was recorded during the 2007 period.
     Investment income was $52,279 during the six months ended June 30, 2008 as compared with $59,000 during the six months ended June 30, 2007. The decrease in the 2008 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2008 period.
Liquidity and Capital Resources
     Net cash used for operating activities, primarily related to our net loss, totaled $8,829,132 during the six months ended June 30, 2008 as compared to $16,112,524 during the six months ended June 30, 2007. The decrease in cash used during 2008 is primarily related to the $7,500,000 due under our license agreement, or Cethrin License, with BioAxone Therapeutic, Inc., or BioAxone, in 2006 and paid in March 2007. Net cash provided by investing activities totaled $1,292,514 during the six months ended June 30, 2008 as compared to net cash used for investing activities of $40,277 during the six months ended June 30, 2007. The change in investing activities in 2008 is primarily associated with the sale of marketable securities used to fund operations. Net cash provided by financing activities totaled $10,002,541 during the six months ended June 30, 2008 as compared to $17,006,102 during the six months ended June 30, 2007. The decrease in 2008 primarily reflects the decrease in convertible notes issued in 2008.
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
     A summary of financings completed during the three years ended June 30, 2008 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)
August 2006	$2.0 million	Convertible Promissory Notes(1)
September 2005	$12.8 million	Common Stock

(1)	Converted to shares of our common stock in June 2007.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At June 30, 2008, we had available cash and cash equivalents of approximately $5,399,000.
     As of June 30, 2008, we have experienced total net losses since inception of approximately $174,493,000 and stockholders’ deficit of approximately $32,581,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at June 30, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at June 30, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into October 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the Purchase Agreements, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On August 4, 2008, the closing price of our common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since we filed that report.
     In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement. In June 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the June 2008 Purchase Agreement. At June 30, 2008, we had borrowed $35,000,000 in convertible promissory notes under the Purchase Agreements and owed approximately $1,439,700 in accrued interest on those notes.
     In April 2008, we entered into an option agreement with BioAxone pursuant to which we were granted an option to amend our Cethrin License, or the BioAxone Option Agreement. The BioAxone Option Agreement provides that we can exercise our option to amend certain terms of the Cethrin License until the earlier of (a) sale or issuance of shares of our capital stock, including the sale of debt that is convertible into shares of our capital stock, which results in aggregate gross proceeds of not less than $25,000,000, and (b) October 27, 2008. If the option is exercised, we will pay a fee of $7,000,000 to BioAxone and we will enter into an amendment to the Cethrin License.
     The amendment to the Cethrin License will replace the existing $25,000,000 in milestone payments and royalty payments with a requirement that we pay $7,000,000 to BioAxone on or before December 31, 2009, or upon BioAxone’s written request, if we assign all of our rights and interest in and to the underlying licensed intellectual property (as defined in the Cethrin License), prior to December 31, 2009. In addition, the amendment will provide that we will make royalty payments to BioAxone based on a percentage of annual net sales of certain products specified in the Cethrin License for the treatment of acute spinal cord injury equal to 4% of such net sales and 1% of such net sales for all other products specified in the Cethrin License for indications other than acute spinal cord injury, until the earlier of December 31, 2021 or the Royalty Expiration Date (as defined in the Cethrin License).
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
     Our current office leases expire in 2008. In July 2008, we entered into a noncancelable operating lease agreement for new office space in Hopkinton, Massachusetts that expires in September 2011. The annual rent expense is approximately $275,000.
Recent Accounting Pronouncements
     In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157,” (“SFAS 157-2”). This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 will therefore be applicable to non-financial assets and liabilities for our fiscal year commencing January 1, 2009. We are currently reviewing the impact of the adoption of SFAS 157 for all non-financial assets and liabilities on our financial statements.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. We are currently evaluating the impact that the adoption of FSP APB 14-1 will have on our financial position, results of operations and cash flow.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended
December 31, 2007.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the six months ended June 30, 2008.
Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As of June 30, 2008, we have experienced total net losses since inception of approximately $174,493,000 and stockholders’ deficit of approximately $32,581,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at June 30, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash and cash equivalents available at June 30, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into October 2008.
     In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the Purchase Agreements, we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern.
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing.

On August 4, 2008, the closing price of our common stock was $2.18. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     Except for Cethrin and the Altropane molecular imaging agent, we have not yet received Investigational New Drug, or IND, approval from the Food and Drug Administration, or FDA, for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.
     We have met with the FDA, Health Canada, the European Medicines Agency, and with regulatory authorities in selected European countries to review the Phase I/IIa results and our Cethrin clinical development plan, including our planned Phase IIb trial. Our preliminary planning for the Phase IIb trial of Cethrin called for us to enroll up to 100 subjects in 80 sites worldwide. Ongoing inputs, including the results to date in the Phase I/IIa trial, discussions with the regulatory authorities and our expert advisors, now indicate that a placebo-controlled trial to demonstrate the potential efficacy of Cethrin can be accomplished with fewer patients and sites, and provide us with results from the trial approximately a year earlier. We are now planning to initiate a randomized, double-blind, placebo-controlled, Phase IIb trial in subjects with acute cervical SCI in the first quarter of 2009 at sites across North America.
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
     The FDA regulates drugs in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices and current Good Manufacturing Practices, or cGMP. Our compliance with these standards is subject to initial certification by independent inspectors and continuing audits thereafter. In addition, manufacturers of our product candidates are subject to the FDA’s cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If any of these third-party manufacturers fail to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval.
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
     We have entered into license agreements with BioAxone, Harvard University and its affiliated hospitals, or Harvard and its Affiliates, and Children’s Medical Center Corporation, or CMCC, that give us rights to intellectual property that is necessary for our business. These license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology. In particular, the development of our nerve repair program is highly dependent upon Cethrin which we licensed from BioAxone. If we are unable to meet our obligations in the time period specified in the Cethrin License, including achieving the development and clinical milestones, obtaining a commercial agreement for the delivery of Cethrin and the out-license of Cethrin development in Japan, our business could be materially harmed.
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
     In December 2006, we entered into the Cethrin License pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin as further defined in the Cethrin License. The Cethrin License calls for us to conduct development and commercialization activities of Cethrin, to pay certain pre-commercialization milestones and on-going royalties on sales of Cethrin when and if approved for marketing. The Cethrin License includes a development plan with discrete development milestones which, if not met, could result in additional payments to BioAxone and/or loss of some or all of our license rights. Under the Cethrin License, we paid $10,000,000 in up-front payments. We also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on 10-12% of the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. If we fail to launch a licensed product within twelve months of obtaining marketing approval for such product in the United States, at least two specified European countries or Japan, BioAxone may terminate our rights under the Cethrin License in whole or in part in the United States, the European Union or Japan.
     In April 2008, we entered into the BioAxone Option Agreement. There can be no assurance that we will exercise our rights under the BioAxone Option Agreement and amend the Cethrin License.
     We have entered into license agreements, or the CMCC Licenses, with CMCC to acquire the exclusive worldwide rights to certain axon regeneration technologies. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. Additionally, we entered into two sponsored research agreements with CMCC which provide for a total of $550,000 in annual expenditures through May 2009.
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
     Under our Cethrin License, we acquired cGMP Cethrin that we are planning to use in our Phase IIb trial. In June 2007, we entered into an agreement with a cGMP manufacturer to produce more cGMP Cethrin for use in our future clinical development. We do not presently have arrangements with any other suppliers in the event this supplier is unable to manufacture Cethrin for us. We could encounter a significant delay before another supplier could manufacture Cethrin for us due to the time required to establish a cGMP manufacturing process for Cethrin. We are aware that our current supplier may have cGMP compliance issues. If our current supplier is unable or unwilling to satisfy FDA or other regulatory requirements, it could delay clinical trials, regulatory submissions and commercialization of Cethrin, delay or prevent us from achieving development milestones under the Cethrin License or result in the termination of development of Cethrin, adversely affecting our revenues and product development timetable, which in turn could adversely affect our business and our stock price.
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
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds
     On June 25, 2008, we entered into the June 2008 Purchase Agreement with Robert Gipson pursuant to which we could borrow up to $5,000,000. In June 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the June 2008 Purchase Agreement.
     The cumulative $35,000,000 borrowed by us under the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement bears interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of our common stock at a conversion price per share of $2.50, (ii) the right to receive future royalty payments related to our molecular imaging products (including Altropane and Fluoratec) in amounts equal to 2% of our pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into our common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP of the total number of issued and outstanding shares of our common stock immediately prior to such conversion unless and until our stockholders approve the conversion of all of the shares of common stock issuable thereunder.
     The convertible promissory notes were offered and sold pursuant to the March 2008 Amended Purchase Agreement and June 2008 Purchase Agreement to selected institutional investors and other accredited investors without registration under the Securities Act, or state securities laws, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws.
Item 4 — Submission of Matters to a Vote of Security Holders
     We held our Annual Meeting of Stockholders on June 12, 2008.
     There were present at the Annual Meeting in person or by proxy stockholders holding an aggregate of 15,916,290 shares of common stock. The results of the vote taken at the Annual Meeting with respect to the election of the director nominees were as follows:

Nominees	For	Withheld
Peter G. Savas	15,787,966	128,324
Henry Brem	15,788,864	127,426
Gary E. Frashier	15,720,349	195,941
William L.S. Guinness	15,781,374	134,916
Robert S. Langer Jr.	15,689,946	226,344
Michael J. Mullen	15,781,388	134,902
John T. Preston	15,788,751	127,539
     In addition, a vote of the stockholders was taken at the Annual Meeting with respect to the proposal to ratify the selection by the Audit Committee of the appointment of McGladrey & Pullen, LLP as our independent registered public accounting firm for the year ending December 31, 2008. Of the shares voted, 15,814,493 shares voted in favor of such proposal, 53,446 shares were voted against such proposal and 48,350 shares abstained from voting.

Item 6 — Exhibits

10.1	Option Agreement, dated May 2, 2008, by and between the Company and BioAxone Therapeutic Inc. (Incorporated by reference to the Current Report on Form 8-K filed on May 6, 2008)

10.2	Convertible Promissory Note Purchase Agreement, by and between the Company and Robert Gipson, dated June 25, 2008 (Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2008)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: August 14, 2008	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2008	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

10.1	Option Agreement, dated May 2, 2008, by and between the Company and BioAxone Therapeutic Inc. (Incorporated by reference to the Current Report on Form 8-K filed on May 6, 2008)

10.2	Convertible Promissory Note Purchase Agreement, by and between the Company and Robert Gipson, dated June 25, 2008 (Incorporated by reference to the Current Report on Form 8-K filed on June 20, 2008)

31.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer–Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.