Form 10-Q
period 2008-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2008-11-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-6533

ALSERES PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0277826
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

239 South Street, Hopkinton, Massachusetts	01748
(Address of Principal Executive Offices)	(Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 6, 2008 there were 20,855,645 shares of Common Stock outstanding.

ALSERES PHARMACEUTICALS, INC.
INDEX TO FORM 10-Q

Page
Part I Financial Information
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007, and for the period from inception (October 16, 1992) to September 30, 2008	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, and for the period from inception (October 16, 1992) to September 30, 2008	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3 Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T Controls and Procedures	26

Part II Other Information
Item 1A Risk Factors	27
Item 6 Exhibits	47

SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO
     In this report, the “Company”, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: Alseres®, Cethrin®, Altropane® and Fluoratec™. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — Financial Information
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$1,335,562	$2,933,292
Marketable securities	—	1,240,543
Prepaid expenses and other current assets	414,797	1,018,459

Total current assets	1,750,359	5,192,294
Fixed assets, net	199,039	88,484
Other assets	368,609	342,899

Total assets	$2,318,007	$5,623,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,150,320	$3,726,478
Accrued lease (Note 6)	48,592	43,929

Total current liabilities	4,198,912	3,770,407
Convertible notes payable (Note 5)	33,291,302	23,335,110
Accrued interest payable (Note 5)	1,877,089	740,417
Accrued lease, excluding current portion (Note 6)	157,822	192,214

Total liabilities	39,525,125	28,038,148

Commitments and contingencies (Note 7)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 20,855,645 and 20,778,217 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	208,556	207,782
Additional paid-in capital	142,188,242	140,420,314
Accumulated other comprehensive income	—	9,310
Deficit accumulated during development stage	(179,603,916)	(163,051,877)

Total stockholders’ deficit	(37,207,118)	(22,414,471)

Total liabilities and stockholders’ deficit	$2,318,007	$5,623,677

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16,
	Three months ended September 30,		Nine months ended September 30,		1992) to
	2008	2007	2008	2007	September 30, 2008
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	2,818,398	2,511,154	9,107,664	7,768,339	110,035,869
General and administrative	1,703,609	1,959,883	5,906,849	6,025,890	57,549,134
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	4,522,007	4,471,037	15,014,513	13,794,229	179,731,547

Loss from operations	(4,522,007)	(4,471,037)	(15,014,513)	(13,794,229)	(178,831,547)
Other expenses	—	—	—	—	(1,582,878)
Interest expense, net	(609,817)	(327,871)	(1,610,314)	(437,569)	(6,878,552)
Investment income	20,509	63,585	72,788	122,585	7,689,061

Net loss	(5,111,315)	(4,735,323)	(16,552,039)	(14,109,213)	(179,603,916)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	$(5,111,315)	$(4,735,323)	$(16,552,039)	$(14,109,213)	$(188,896,217)

Basic and diluted net loss attributable to common stockholders per share	$(0.25)	$(0.23)	$(0.80)	$(0.77)

Weighted average common shares outstanding	20,811,819	20,698,931	20,808,966	18,245,465

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Nine Months Ended September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(16,552,039)	$(14,109,213)	$(179,603,916)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	469,019	95,522	2,339,217
Loss on disposal of fixed assets	—	19,054	—
Non-cash charges related to options, warrants and common stock	1,266,161	1,259,882	9,090,618
Amortization and depreciation	33,502	73,721	2,699,495
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	569,456	(665,772)	409,960
Increase (decrease) in accounts payable and accrued expenses	423,842	(6,844,348)	3,377,655
Increase in accrued interest payable	1,136,672	—	1,877,089
(Decrease) increase in accrued lease	(29,729)	(22,575)	206,414

Net cash used for operating activities	(12,683,116)	(20,193,729)	(143,606,424)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	(144,057)	(54,839)	(1,653,059)
(Increase) decrease in other assets	(4,331)	31,838	(649,556)
Purchases of marketable securities	—	(3,359,879)	(132,004,923)
Sales and maturities of marketable securities	1,231,233	1,035,366	132,004,923

Net cash provided by (used for) investing activities	1,082,845	(2,347,514)	(544,578)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,541	6,102	63,731,339
Proceeds from issuance of preferred stock	—	—	35,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	10,000,000	27,000,000	51,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	(57,722)	(5,587,667)

Net cash provided by financing activities	10,002,541	26,948,380	145,486,564

Net (decrease) increase in cash and cash equivalents	(1,597,730)	4,407,137	1,335,562
Cash and cash equivalents, beginning of period	2,933,292	1,508,665	—

Cash and cash equivalents, end of period	$1,335,562	$5,915,802	$1,335,562

Supplemental cash flow disclosures:
Non-cash transactions (see Note 5)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2008
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
     As of September 30, 2008, the Company has experienced total net losses since inception of approximately $179,604,000, stockholders’ deficit of approximately $37,207,000 and a net working capital deficit of approximately $2,449,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at September 30, 2008 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The cash and cash equivalents available at September 30, 2008 and the Company’s ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses has enabled the Company to meet its anticipated cash expenditures into November 2008. The Company must immediately raise additional funds in November 2008 in order to continue operations.
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
     Stock options and warrants to purchase approximately 4.2 million and 4.6 million shares of common stock were outstanding at September 30, 2008 and 2007, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2008 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $5,111,315 and $4,731,070 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, total comprehensive loss was $16,561,349 and $14,104,960, respectively. The difference between total comprehensive loss and net loss for the three and nine months ended September 30, 2008 and 2007 is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     At September 30, 2008, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of nonqualified and incentive stock options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock to employees, officers, consultants and scientific advisors of the Company. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years through the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2008, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares.
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
     Stock-based employee compensation expense recorded during the three and nine months ended September 30, 2008 and 2007 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Research and development	$122,819	$145,844	$398,517	$376,226
General and administrative	242,536	254,227	782,501	879,739

	$365,355	$400,071	$1,181,018	$1,255,965

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.02)	$(0.06)	$(0.07)

     The Company uses the Black-Scholes valuation model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and nine months ended September 30, 2008 and 2007 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Expected term	—	6 years	5 years	6 years
Risk-free interest rate	—	4.1% - 4.3%	2.5% - 3.7%	4.1% - 5.0%
Stock volatility	—	90%	76%	90%
Dividend yield	—	0%	0%	0%
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
     As of September 30, 2008, there remained approximately $1,840,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.03 years.
     A summary of the Company’s outstanding stock options for the nine months ended September 30, 2008 and 2007 is presented below.

	Nine months ended		Nine months ended
	September 30, 2008		September 30, 2007
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,457,965	$3.37	3,512,704	$3.46
Granted	78,000	2.39	1,085,000	2.85
Exercised	(1,100)	2.31	(19,709)	2.31
Forfeited and expired	(334,656)	8.99	(194,874)	2.37

Outstanding at end of period	4,200,209	$2.90	4,383,121	$3.36

Options exercisable at end of period	2,900,799	$2.99	2,501,608	$3.79

     The weighted-average fair value of options granted was $1.52 and $2.15 during the nine months ended September 30, 2008 and 2007, respectively.
The following table summarizes information about stock options outstanding at September 30, 2008:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.35 - $2.00	100,500	6.9 years	$1.97	100,500	6.9 years	$1.97
$2.01 - $3.00	2,871,106	7.3 years	2.55	1,713,050	6.9 years	2.50
$3.10 - $4.65	1,178,363	6.8 years	3.56	1,037,009	6.6 years	3.59
$4.99 - $6.96	28,500	5.3 years	5.47	28,500	5.3 years	5.47
$8.95 - $13.06	8,740	3.0 years	10.55	8,740	3.0 years	10.55
$15.62 - $22.36	13,000	1.6 years	17.09	13,000	1.6 years	17.09

	4,200,209	7.2 years	$2.90	2,900,799	6.7 years	$2.99

     The aggregate intrinsic value of outstanding options and exercisable options as of September 30, 2008 was $105,331 and $97,331, respectively. The intrinsic value of options vested at September 30, 2008 was $12,710. The intrinsic value of options exercised during the nine months ended September 30, 2008 was $759.
     As of September 30, 2008, 813,089 shares were available for grant under the 2005 Plan.
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
     In March 2008, the Company amended and restated the August 2007 Amended Purchase Agreement (the “March 2008 Amended Purchase Agreement”) to (i) increase the amount the Company could borrow by $5,000,000 to $30,000,000 and (ii) provide that the Company may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions as the March 2008 Amended Purchase Agreement. In March 2008, the Company issued a convertible promissory note to Robert Gipson (the “March 2008 RG Note”) in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.
     Except as described herein, all terms of the cumulative $30,000,000 in convertible promissory notes remain as originally agreed to. The amounts borrowed by the Company under the March 2008 Amended Purchase Agreement bear interest at the rate of 5% per annum and may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future royalty payments related to the Company’s molecular imaging products (including Altropane and Fluoratec) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments will become due and payable by the earlier of December 31, 2010 or the date on which a Purchaser declares an event of default (as defined in the March 2008 Amended Purchase Agreement). However, each Purchaser is prohibited from effecting a conversion if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by a Purchaser exceeds 19.9%, or 9.99% for Highbridge and ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable thereunder.
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
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with Emerging Issues Task Force 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” (“EITF 98-5”) the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $31,000 and $92,000 during the three and nine months ended September 30, 2008, respectively. The Company recorded interest expense of approximately $26,000 and $48,000 during the three and nine months ended September 30, 2007, respectively.

     The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $99,000 and $290,000 during the three and nine months ended September 30, 2008, respectively. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $45,000 during the three months ended September 30, 2007.
     The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $31,000 and $67,000 during the three and nine months ended September 30, 2008, respectively.
     During the three months ended September 30, 2008, Highbridge converted $120,000 of outstanding principal under the Highbridge Note into 48,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded additional interest expense of approximately $6,300 related to the unamortized portion of the Highbridge BCF.
     At September 30, 2008, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $33,291,302 and the related accrued interest was classified as a long-term liability.
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
6. Exit Activities
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At September 30, 2008, the security deposit under the Lease Agreement was approximately $221,000.
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
     The activity related to the lease accrual at September 30, 2008, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2007	Receipts 2008	September 30, 2008
Lease Amendment	$236,143	$29,729	$206,414
Short-term portion of lease accrual	43,929		48,592

Long-term portion of lease accrual	$192,214		$157,822

     During the three and nine months ended September 30, 2008 the Company recorded approximately $8,100 and $26,700, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2007, the Company recorded approximately $9,400 and $28,900, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Condensed Consolidated Statements of Operations.
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
     In April 2008, the Company entered into an option agreement with BioAxone pursuant to which the Company was granted an option to amend the Cethrin License (the “BioAxone Option Agreement”). The BioAxone Option Agreement provides that the Company can exercise its option to amend certain terms of the Cethrin License until the earlier of (a) sale or issuance of shares of capital stock of the Company, including the sale of debt that is convertible into shares of capital stock of the Company, which results in aggregate gross proceeds of not less than $25,000,000, and (b) October 27, 2008. On October 27, 2008, the Company amended the BioAxone Option Agreement to extend the date the Company can exercise its option to November 27, 2008. If the option is exercised, the Company will pay a fee of $7,000,000 to BioAxone and the parties will enter into an amendment to the Cethrin License.
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
Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a contract manufacturing organization (the “CMO”) for the Cethrin product. The Company was not satisfied with the services rendered by the CMO. The two companies have had a number of meetings to resolve the issues but have been unsuccessful. The Company informed the CMO that the agreement between the parties is considered terminated as the Company believes the CMO materially breached the agreement. Based on the terms of the agreement, the Company requested that the advance payment held by the CMO be offset by the amount payable for work performed to date. The CMO responded claiming they do not believe they breached the agreement and therefore does not accept the termination. In addition, the CMO has demanded the Company pay them for the work performed to date. As of September 30, 2008, no amounts under the agreement with the CMO are accrued in the accompanying Condensed Consolidated Balance Sheet relating to a potential settlement of this matter. Included in the accompanying Condensed Consolidated Balance Sheet is approximately $561,000 payable to the CMO for work performed as of September 30, 2008. The Company expensed the advance payment of $592,000 during the three months ended September 30, 2008. The Company continues to negotiate with the CMO but there can be no assurance as to the outcome of this matter.
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
Lease Commitment
     In July 2008, the Company entered into a non-cancelable operating lease agreement for new office space in Hopkinton, Massachusetts. The new lease is for approximately 16,300 square feet of space and expires in September 2011. Under the new lease, the Company will incur approximately $275,000 in annual rent expense.
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
     The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of September 30, 2008.
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
9. Fair Value Measurements
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115, (“SFAS 159”) for its financial assets and liabilities. As permitted by FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis, until January 1, 2009. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.

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
     SFAS 157 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, described below:
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
     The following table sets forth our financial assets that were measured at fair value on a recurring basis at September 30, 2008 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2008. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and money market funds — current assets	$1,335,562	$1,335,562	$—	$—
Money market funds — long term assets	$114,901	$114,901	$—	$—

Total	$1,450,463	$1,450,463	$—	$—

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

     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including for prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on the Company’s financial statements.
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
Overview
Description of Company
     We are a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidate pipeline is based on three proprietary technology platforms:
•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from trauma such as spinal cord injury, or SCI, stroke, traumatic brain injury, or TBI, neurodegenerative disorders such as PD, Alzheimer’s disease and optic nerve damage utilizing technology referred to as axon regeneration; and

•	Neurodegenerative disease program focused on treating the symptoms of PD and slowing or stopping the progression of PD.
     At September 30, 2008, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of September 30, 2008, we have experienced total net losses since inception of approximately $179,604,000, stockholders’ deficit of approximately $37,207,000 and a net working capital deficit of approximately $2,449,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. The cash and cash equivalents available at September 30, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses has enabled us to meet our anticipated cash expenditures into November 2008. We must immediately raise additional funds in November 2008 in order to continue operations.
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

     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On November 6, 2008, the closing price of our common stock was $2.24. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
     Our ability to continue to advance our clinical programs for Altropane and Cethrin and our preclinical programs is affected by the availability of financial resources to fund each program. Financial considerations have caused us to modify planned development activities for our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for Altropane and Cethrin. Due to our limited resources, our focus will be on our late-stage Phase III clinical program of Altropane for PD until such time that the Cethrin program and preclinical programs are partnered and/or funded.
     We continually evaluate possible acquisitions of, or investments in, businesses, technologies and products that are complementary to our development programs. The consideration paid in connection with an acquisition would also affect our financial results. If we were to proceed with one or more significant acquisitions in which the consideration included cash, we could be required to use a substantial portion of our available cash to consummate any such acquisition or acquisitions. To the extent we issue shares of stock or other rights to purchase stock, including options or other rights, existing stockholders may be diluted. In addition, acquisitions may result in the incurrence of debt, large one-time write-offs and restructuring charges. Acquisitions may also result in goodwill and other intangible assets that are subject to impairment tests, which could result in future impairment charges. To the extent that we use common stock for all or a portion of the consideration to be paid for future acquisitions, our existing stockholders may experience significant dilution.
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
     In March 2008, we amended and restated the August 2007 Amended Purchase Agreement, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions as the March 2008 Amended Purchase Agreement. In March 2008, we issued a convertible promissory note to Robert Gipson, or the March 2008 RG Note, in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.

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
     We are subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement, or Purchase Agreements. If we (i) fail to pay the principal or interest due under the Purchase Agreements, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Purchase Agreements may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise permit to be outstanding any additional indebtedness for money borrowed, (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.
Product Development
Molecular Imaging Program
     The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In July 2007, our collaborators completed enrollment in a study that optimized the Altropane image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the Food and Drug Administration, or the FDA, and our expert advisors, the Parkinson’s or Essential Tremor-2, or POET-2, program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire the set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, are planned to be initiated in mid 2009.
     We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs will continue to be of significant interest to shareholders and investors. Our molecular imaging agents, and Altropane specifically in Phase III, will therefore continue to build value for us. To maximize the value of our molecular imaging program, we are focusing on executing the Altropane Phase III registration program. In addition to advancing the program through our own means, we may seek to partner our molecular imaging program for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, or for the launch and commercialization of Altropane. We will continue to evaluate partnering opportunities, while continuing to advance the Altropane product toward approval and commercialization. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.

     In addition to Altropane, we are developing a second generation technetium-based molecular imaging agent for the diagnosis of PD and DLB. We believe the potential use of our technetium-based molecular imaging agents could be strategic in our partnering efforts for our molecular imaging program.
Regenerative Therapeutics Program — Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, TBI and optic nerve damage. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers to regenerate and form new connections that restore compromised abilities. We support sponsored research that could extend our existing capabilities in nerve repair by potentially providing multiple avenues for intervention in functional CNS recovery. Licensing or acquiring the rights to the technologies of complementary approaches for nerve repair is part of our strategy of creating competitive advantages by assembling a broad portfolio of related technologies and intellectual property.
     Our lead product in clinical development for nerve repair is Cethrin. Cethrin contains a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of nerve repair. Cethrin is currently being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord. After an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered in a single application to the injured region of the spinal cord using a fibrin sealant as a carrier.
     In January 2008, enrollment ended in our open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI. A total of 48 subjects was enrolled at 9 sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the impairment scale developed by the American Spinal Injury Association, or ASIA. The ASIA Impairment Scale, or AIS, is used to score subjects within five grades from ASIA Grade A to ASIA Grade E, with ASIA Grade A being complete impairment with no sensory or motor function below the site of injury and ASIA Grade E being normal. ASIA Grade B through ASIA Grade E designate increasing levels of motor and sensory function. At the time of enrollment in the Cethrin Phase I/IIa trial, all subjects had a complete thoracic or cervical SCI, had no motor or sensory function below the level of their injury, and were thus classified as an ASIA Grade A. A component of AIS is the assessment of change in motor score. The motor score measurement is made by assessing five muscle groups in each arm and leg on a 0 to 5 point scale for a total of 100 motor points. The Clinical Guidelines Panel Report issued by the International Campaign for Cures of spinal cord injury Paralysis, or ICCP, indicates that a cervical ASIA Grade A-injured patient is likely to spontaneously improve approximately 10 motor points during the first year after SCI.
     The Phase I/IIa trial sequentially assessed 5 dose levels of Cethrin: 0.3 mg, 1 mg, 3 mg, 6 mg and 9 mg. Each dose level was first given to thoracic SCI subjects and then, following review by an independent Data Safety Monitoring Board, or DSMB, the dose level was initiated in cervical subjects. To date, the safety and tolerability data for each of the five dose levels have indicated that Cethrin appears to be safe and well tolerated. There have been no serious adverse events attributable to Cethrin. There were two deaths of subjects enrolled in the trial. The DSMB and the clinical investigators attributed the two deaths to causes related to the subjects’ initial SCI, other injuries or preexisting conditions and not related to Cethrin.
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
     In addition, the 6 and 12 month interim motor score data for the first 37 subjects treated with doses up to 6 mg is described in the table below. At 12 months, the largest mean changes in motor score from baseline were seen in cervical patients treated with 1 mg and 3 mg, where average improvements of 16.3 and 27.3 points, respectively, were observed. The average improvements in motor score in these subjects exceeds the expected spontaneous motor score change for cervical subjects of approximately 10 motor points during the first year after SCI, as noted by the ICCP.

Mean Change in Motor Score from Baseline (Intent to Treat population — Last Observation Carried Forward)
	Cervical		Thoracic
Dose (mg)	6 Months	12 Months	6 Months	12 Months
0.3	11.3	11.0	0.0	0.0
1	15.8	16.3	2.7	3.2
3	19.7	27.3	0.0	0.0
6	9.7	11.0	5.2	5.7
     Data for the ASIA grade and motor score improvements for the remaining 11 patients, including the 9 mg dose, are still being collected and will be released after the post-treatment evaluations have been collected and reviewed.
     We have met with the FDA to review the Phase I/IIa results and our Cethrin clinical development plan. We are planning for a randomized, double-blind, placebo-controlled, Phase IIb trial in subjects with acute cervical SCI in the United States.
     We are also exploring the use of other nerve repair drug candidates in a variety of CNS conditions such as SCI, stroke, TBI and optic nerve damage, including Epidermal Growth Factor Receptor Kinase Inhibitors, Inosine, Oncomodulin and potentially other compounds. Our development efforts with these candidate compounds may enable the most promising candidates and indications to be taken forward in development.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $26,742,000 on a cumulative basis.

	For the Three	For the Nine	From Inception
	Months Ended	Months Ended	(October 16, 1992) to
Program	September 30, 2008	September 30, 2008	September 30, 2008
Molecular imaging	$589,000	$1,371,000	$26,166,000
Regenerative therapeutics	$1,131,000	$4,266,000	$28,265,000
Neurodegenerative disease	$—	$20,000	$1,111,000
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
Marketable Securities
     From time to time, we invest in marketable securities. These marketable securities consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the Consolidated Balance Sheet through other comprehensive income. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Consolidated Statements of Operations. We evaluate whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and our ability and intent to hold the security to maturity. To date, we have not recorded any other than temporary impairments related to our marketable securities. These marketable securities are classified as current assets because they are highly liquid and are available, as required, to meet working capital and other operating requirements.
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
Results of Operations
Three Months Ended September 30, 2008 and 2007

     Our net loss and net loss attributable to common stockholders was $5,111,315 during the three months ended September 30, 2008 as compared with $4,735,323 during the three months ended September 30, 2007. Net loss attributable to common stockholders totaled $0.25 per share for the 2008 period as compared to $0.23 per share for the 2007 period. The increase in net loss in the 2008 period was primarily due to higher interest expense. The increase in net loss attributable to common stockholders on a per share basis in the 2008 period was primarily due to the increase in net loss in 2008.
     Research and development expenses were $2,818,398 during the three months ended September 30, 2008 as compared with $2,511,154 during the three months ended September 30, 2007. The increase in the 2008 period was primarily attributable to higher costs of approximately $314,000 associated with our molecular imaging program, primarily related to increased Altropane clinical costs. We currently anticipate that our research and development expenses will increase over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Altropane clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,703,609 during the three months ended September 30, 2008 as compared with $1,959,883 during the three months ended September 30, 2007. The decrease in the 2008 period was primarily related to (i) lower legal, patent and consulting costs of approximately $147,000, (ii) lower compensation and related costs of approximately $78,000 and (iii) lower commercialization and communication costs of approximately $46,000. We currently anticipate that our general and administrative expenses will remain relatively consistent over the next twelve months although there may be significant fluctuations on a quarterly basis.
     Interest expense was $609,817 during the three months ended September 30, 2008 as compared with $327,871 during the three months ended September 30, 2007. The increase in the 2008 period was attributable to the issuance of $10,000,000 and $25,000,000 in convertible promissory notes during 2008 and 2007, respectively that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $162,000 related to the beneficial conversion features of the Highbridge, ISVP and March 2008 RG convertible promissory notes. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under the notes previously issued and a gain related to the forgiveness of interest of approximately $273,000 was recorded during the 2007 period.
     Investment income was $20,509 during the three months ended September 30, 2008 as compared with $63,585 during the three months ended September 30, 2007. The decrease in the 2008 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2008 period.
Nine months ended September 30, 2008 and 2007
     Our net loss and net loss attributable to common stockholders was $16,552,039 during the nine months ended September 30, 2008 as compared with $14,109,213 during the nine months ended September 30, 2007. Net loss attributable to common stockholders totaled $0.80 per share for the 2008 period as compared to $0.77 per share for the 2007 period. The increase in net loss in the 2008 period was primarily due to higher operating and interest expenses. The increase in net loss attributable to common stockholders on a per share basis in the 2008 period was primarily due to the increase in net loss offset by the increase in the weighted average common shares outstanding of approximately 2,600,000 in 2008, primarily the result of the conversion of certain notes payable into common stock during the 2007 period.
     Research and development expenses were $9,107,664 during the nine months ended September 30, 2008 as compared with $7,768,339 during the nine months ended September 30, 2007. The increase in the 2008 period was primarily attributable to higher costs of approximately $1,774,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and preparations for our Phase IIb trial. The increase was partially offset by a reduction in costs of approximately $240,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs.
     General and administrative expenses were $5,906,849 during the nine months ended September 30, 2008 as compared with $6,025,890 during the nine months ended September 30, 2007. The decrease in the 2008 period was primarily related to lower legal, patent and consulting costs of approximately $400,000. The decrease was partially offset by (i) higher compensation and related costs of approximately $240,000 and (ii) higher commercialization and communication costs of approximately $59,000.
     Interest expense was $1,610,314 during the nine months ended September 30, 2008 as compared with $437,569 during the nine months ended September 30, 2007. The increase in the 2008 period was attributable to the issuance of $10,000,000 and $25,000,000 in convertible promissory notes during 2008 and 2007, respectively that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $450,000 related to the beneficial conversion features of the Highbridge, ISVP and March 2008 RG convertible promissory notes. The notes issued in March 2007 eliminated all outstanding principal and accrued interest due under the notes previously issued and a gain related to the forgiveness of interest of approximately $273,000 was recorded during the 2007 period.
     Investment income was $72,788 during the nine months ended September 30, 2008 as compared with $122,585 during the nine months ended September 30, 2007. The decrease in the 2008 period was primarily due to lower average cash, cash equivalent, and marketable securities balances during the 2008 period.
Liquidity and Capital Resources
     Net cash used for operating activities, primarily related to our net loss, totaled $12,683,116 during the nine months ended September 30, 2008 as compared to $20,193,729 during the nine months ended September 30, 2007. The decrease in cash used during 2008 is primarily related to the $7,500,000 due under our license agreement, or Cethrin License, with BioAxone Therapeutic, Inc., or BioAxone, in 2006 and paid in March 2007. Net cash provided by investing activities totaled $1,082,845 during the nine months ended September 30, 2008 as compared to net cash used for investing activities of $2,347,514 during the nine months ended September 30, 2007. The change in investing activities in 2008 is primarily associated with the sale of marketable securities used to fund operations. Net cash provided by financing activities totaled $10,002,541 during the nine months ended September 30, 2008 as compared to $26,948,380 during the nine months ended September 30, 2007. The decrease in 2008 primarily reflects the decrease in convertible notes issued in 2008.
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
     A summary of financings completed during the three years ended September 30, 2008 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006.	$6.0 million	Convertible Promissory Notes(1)
August 2006	$2.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     At September 30, 2008, we had available cash and cash equivalents of approximately $1,336,000.

     As of September 30, 2008, we have experienced total net losses since inception of approximately $179,604,000, stockholders’ deficit of approximately $37,207,000 and a net working capital deficit of approximately $2,449,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. The cash and cash equivalents available at September 30, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses has enabled us to meet our anticipated cash expenditures into November 2008. We must immediately raise additional funds in November 2008 in order to continue operations.
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
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On November 6, 2008, the closing price of our common stock was $2.24. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2007 have not materially changed since we filed that report.
     In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement. In June 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the June 2008 Purchase Agreement. At September 30, 2008, we had borrowed $35,000,000 in convertible promissory notes under the Purchase Agreements and owed approximately $1,439,700 in accrued interest on those notes.
     In April 2008, we entered into an option agreement with BioAxone pursuant to which we were granted an option to amend our Cethrin License, or the BioAxone Option Agreement. The BioAxone Option Agreement provides that we can exercise our option to amend certain terms of the Cethrin License until the earlier of (a) sale or issuance of shares of our capital stock, including the sale of debt that is convertible into shares of our capital stock, which results in aggregate gross proceeds of not less than $25,000,000, and (b) October 27, 2008. On October 27, 2008, we amended the BioAxone Option Agreement to extend the date we can exercise our option to November 27, 2008. If the option is exercised, we will pay a fee of $7,000,000 to BioAxone and we will enter into an amendment to the Cethrin License.
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
     In October 2008, the FASB issued FSP 157-3 “Determining Fair Value of a Financial Asset in a Market That Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of SFAS No. 157 in an inactive market. It demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including for prior periods for which financial statements had not been issued. The implementation of this standard did not have a material impact on our financial statements.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2007.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the nine months ended September 30, 2008.
Item 4T — Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     As of September 30, 2008, we have experienced total net losses since inception of approximately $179,604,000, stockholders’ deficit of approximately $37,207,000 and a net working capital deficit of approximately $2,449,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as our management executes our current business plan. The cash and cash equivalents available at September 30, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. The cash and cash equivalents available at September 30, 2008 and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses has enabled us to meet our anticipated cash expenditures into November 2008. We must immediately raise additional funds in November 2008 in order to continue operations.
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
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On November 6, 2008, the closing price of our common stock was $2.24. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
     Our ability to continue to advance our clinical programs for Altropane and Cethrin and our preclinical programs is affected by the availability of financial resources to fund each program. Financial considerations have caused us to modify planned development activities for our programs, and we may decide to suspend development of one or more programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for Altropane and Cethrin. Due to our limited resources, our focus will be on our late-stage Phase III clinical program of Altropane for PD until such time that the Cethrin program and preclinical programs are partnered and/or funded.
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
Risks Related to Commercialization
OUR SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP OUR PRODUCT CANDIDATES INTO COMMERCIAL PRODUCTS.
     To date, we have not marketed, distributed or sold any products and, with the exception of Altropane and Cethrin, all of our technologies and early-stage product candidates are in preclinical development. The success of our business depends primarily upon our ability to successfully develop and commercialize our product candidates. Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which research and development efforts are initiated ultimately result in an approved product. If we are unable to successfully commercialize Altropane or Cethrin or any of our other product candidates, our business would be materially harmed.

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
     Except for Altropane and Cethrin, we have not yet received Investigational New Drug, or IND, approval from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.
     After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program was initiated in December 2007 in a multi-center clinical study in subjects to acquire the set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, are planned to be initiated in mid 2009.
     We have met with the FDA to review the Phase I/IIa results and our Cethrin clinical development plan. We are planning for a randomized, double-blind, placebo-controlled, Phase IIb trial in subjects with acute cervical SCI in the United States.
     There is no assurance that the results obtained to date and/or any further work completed in the future will be sufficient to achieve the approvability of Altropane or Cethrin.
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
     In April 2008, we entered into the BioAxone Option Agreement and entered into an amendment to that agreement in October 2008. There can be no assurance that we will exercise our rights under the BioAxone Option Agreement and amend the Cethrin License.

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
     To our knowledge, there is presently no approved diagnostic in the United States for PD and other movement disorders. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD, DaTSCAN. To date, GE Healthcare has obtained marketing approval in Europe. To our knowledge, GE Healthcare is not presently seeking approval of DaTSCAN in the United States. GE Healthcare has significantly greater infrastructure and financial resources than us, and their decision to seek approval in the United States could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market Altropane in Europe.
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
     Under our Cethrin License, we acquired cGMP Cethrin that we are planning to use in our Phase IIb trial. We do not presently have arrangements with any suppliers to manufacture Cethrin for us. We could encounter a significant delay before another supplier could manufacture Cethrin for us due to the time required to establish a cGMP manufacturing process for Cethrin. A delay in manufacturing Cethrin could delay clinical trials, regulatory submissions and commercialization of Cethrin, prevent us from achieving development milestones under the Cethrin License or result in the termination of development of Cethrin, adversely affecting our revenues and product development timetable, which in turn could adversely affect our business and our stock price.
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

     Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer, Mark Pykett, our President and Chief Operating Officer, and Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer to be key to our efforts to develop and commercialize our product candidates. The loss of the service of any of these key executives may significantly delay or prevent the achievement of product development and other business objectives. We have entered into employment and non-compete agreements with Messrs. Savas, Pykett and Rice. We do not presently carry key person life insurance on any of our scientific or management personnel.
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
Risks Related to our Stock
OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE AND CAN BE AFFECTED BY FACTORS UNRELATED TO OUR BUSINESS AND OPERATING PERFORMANCE.
     The market price of our common stock may fluctuate significantly in response to factors that are beyond our control. The stock market in general periodically experiences significant price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in significant fluctuations in the price of our common stock, which could cause a decline in the value of your investment. The market price of our common stock may be influenced by many factors, including:
•	Announcements of technological innovations or new commercial products by our competitors or us;

•	Announcements in the scientific and research community;

•	Developments concerning proprietary rights, including patents;

•	Delay or failure in initiating, conducting, completing or analyzing clinical trials or problems relating to the design, conduct or results of these trials;

•	Announcement of FDA approval or non-approval of our product candidates or delays in the FDA review process;

•	Developments concerning our collaborations;

•	Publicity regarding actual or potential medical results relating to products under development by our competitors or us;

•	Failure of any of our product candidates to achieve commercial success;

•	Our ability to manufacture products to commercial standards;

•	Conditions and publicity regarding the life sciences industry generally;

•	Regulatory developments in the United States and foreign countries;

•	Changes in the structure of health care payment systems;

•	Period-to-period fluctuations in our financial results or those of companies that are perceived to be similar to us;

•	Departure of our key personnel;

•	Future sales of our common stock;

•	Investors’ perceptions of us, our products, the economy and general market conditions;

•	Differences in actual financial results versus financial estimates by securities analysts and changes in those estimates; and

•	Litigation.

Item 6 — Exhibits

10.1	Extension to Option Agreement, dated October 27, 2008, by and between Alseres Pharmaceuticals, Inc. and BioAxone Therapeutic, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008).

31.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC. (Registrant)
DATE: November 14, 2008	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2008	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)

Exhibits

10.1	Extension to Option Agreement, dated October 27, 2008, by and between Alseres Pharmaceuticals, Inc. and BioAxone Therapeutic, Inc. (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on October 30, 2008).

31.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Principal Executive Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Principal Financial Officer-Certification pursuant to Rule 13a-14(b) or Rule 15d-14(b) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.