Form 10-K
period 2008-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2009-03-31
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-6533

ALSERES PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE (State or Other Jurisdiction of Incorporation or Organization)	87-0277826 (I.R.S. Employer Identification No.)
239 SOUTH STREET HOPKINTON, MASSACHUSETTS (Address of Principal Executive Offices)	01748 (Zip Code)

Registrant’s telephone number, including area code (508) 497-2360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value (Excluding Rights to Purchase Preferred Stock)	Nasdaq Capital Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on June 30, 2008 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the 20,807,645 outstanding shares of voting stock held by nonaffiliates of the registrant was $18,929,664.

As of March 23, 2009, there were 23,055,645 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidates are based on three proprietary technology platforms:

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from trauma such as spinal cord injury, or SCI, stroke, and optic nerve damage utilizing technology referred to as axon regeneration; and

•	Neurodegenerative disease program focused on treating the symptoms of PD and slowing or stopping the progression of PD.

Our clinical product candidates are set forth in the following table:

Product Candidate	Indication(s)	Phase

Molecular Imaging Program
Altropane®	Diagnosis — PS	Phase III
Regenerative Therapeutics Program
Cethrin®	Treatment — Acute SCI	Phase I/IIa

As of December 31, 2008, we have experienced total net losses since inception of approximately $183,899,000, stockholders’ deficit of approximately $40,013,000 and a net working capital deficit of approximately $4,624,000. The cash and cash equivalents available at December 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 23, 2009, we had cash and cash equivalents of approximately $187,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April 2009. We must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described in ITEM 7 — Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described in ITEM 7 — Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, it is likely that our common stock will be delisted from the NASDAQ Capital Market in the near future, which could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock will likely be delisted from the NASDAQ Capital Market.”

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and

Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 23, 2009, the closing price of our common stock was $0.74. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Our ability to continue to advance our clinical programs, including the development of Altropane and Cethrin, is affected by the availability of financial resources to fund each program. Financial considerations have caused us to modify planned development activities for our clinical programs and we have decided to suspend development of our preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for the Altropane molecular imaging agent or Cethrin.

We were organized in 1992 and are incorporated in Delaware. Our principal executive offices are located at 239 South Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 497-2360. In this Annual Report on Form 10-K, the terms “Alseres Pharmaceuticals”, the “Company”, “we”, “us” and “our” include Alseres Pharmaceuticals, Inc. and its subsidiaries. The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K: Alseres®, Altropane®, Cethrin®, and Fluoratectm. Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

Product Development

Molecular Imaging Program

Altropane Molecular Imaging Agent

Background

The Altropane molecular imaging agent is a radiolabeled imaging agent that contains the radioactive element iodine isotope 123I and binds with extremely high affinity and specificity to the dopamine transporter, or DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. We believe that the amount of Altropane taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing neurons, death of these neurons results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when Altropane is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This decrease in Altropane binding in patients with PD is the theoretical basis for using Altropane imaging as a diagnostic test for PS, including PD.

Altropane is administered by intravenous injection. Since Altropane contains radioactive 123I, it can be used as a nuclear imaging agent that can be detected using a specialized nuclear medicine instrument known as a Single Photon Emission Computed Tomography, or SPECT, camera. The strength of the SPECT signal generated by Altropane is proportional to the number of DATs present and produces images that distinguish PS and non-PS patients. SPECT cameras are widely available in both community and academic medical centers. The scanning procedure using Altropane takes less than one hour to complete. Results of these tests are usually available the same day as the scanning procedure.

We have licensed worldwide exclusive rights to develop Altropane from Harvard University and its affiliated hospitals, which we refer to as Harvard and its Affiliates, including the Massachusetts General Hospital. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Altropane Diagnostic for Parkinsonian Syndromes (PS)

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

Need for an Objective Diagnosis

To our knowledge, there is presently no approved objective test commercially available in the United States to diagnose PS and to differentiate it from other movement disorders. According to published data, clinical criteria used to diagnose PS is prone to high error rates, especially in early stages of PD. This highlights the critical need for an effective diagnostic. Presently, patients who have experienced tremors and other evidence of a movement disorder may pursue diagnosis and treatment with a number of medical professionals. These include an internist or general practitioner, also known as a primary care physician, or PCP, a neurologist, or a movement disorder specialist, or MDS, whose practice is focused on movement disorders.

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

Phase I and Phase II Trials

Our Phase I trials for Altropane enrolled 39 patients. Our Phase II trial for Altropane enrolled 37 patients and the results showed that patients with early or mild PD were reliably differentiated from unaffected patients based on the Altropane molecular imaging agent scan. There were no Altropane-related serious adverse events reported in the studies.

Phase III Trial — Differentiate PS Movement Disorders from Non-PS Movement Disorders

Our initial Phase III study was designed to confirm the utility of imaging with Altropane to differentiate PS movement disorders (including PD) from other non-PS movement disorders. The study assessed SPECT scans using Altropane in a sample population representative of those individuals that consult with neurologists or internists for undiagnosed movement disorders. The trial’s endpoints for sensitivity and specificity were met on a statistically significant basis. The study enrolled 100 subjects having the clinical diagnosis of PS and 65 patients having non-PS movement disorders. The clinical diagnosis of patients in the trial was made by MDSs. Altropane SPECT scans were performed on each subject and reviewed by an independent three-member panel of nuclear medicine physicians specializing in neuroimaging who had no knowledge of the clinical diagnosis. The Altropane scans were read and categorized as being consistent with either PS or non-PS and were then compared to the expert clinical diagnosis. There were no Altropane-related serious adverse events reported in the study. Following completion of our initial Phase III trial, we had a series of meetings and discussions with the Food and Drug Administration, or the FDA, regarding the clinical trial data that we had accumulated to date. The purpose of these communications and conferences was to determine what additional clinical information would be required for a New Drug Application, or NDA.

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

Phase III Trial — Parkinson’s or Essential Tremor (POET-2)

In July 2007, our collaborators completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, are planned to be initiated during the second half of 2009.

We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs will continue to be of significant interest to shareholders and investors. We expect that our molecular imaging agents, particularly Altropane in Phase III, will therefore continue to build value for us. To maximize the value of our molecular imaging program, we are focusing on executing the Altropane Phase III registration program. In addition to advancing the program through our own means, we may seek to partner our molecular imaging program for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, or for the launch and commercialization of Altropane. We will continue to evaluate partnering opportunities, while continuing to advance the Altropane product toward approval and commercialization. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.

Market Opportunity

It has been estimated that approximately 140,000 individuals in the United States per year present to their physician with new, undiagnosed cases of PD and ET, and are therefore candidates for a scan using the Altropane molecular imaging agent to diagnose or rule out early PS. It has also been estimated by the National Institute of Neurological Disorders and Stroke and the National Parkinson’s Foundation, that the number of people in the United States with PD is between 500,000 and 1,500,000. It has been estimated by the Tremor Action Network that there are approximately 10,000,000 people in the United States with ET. In addition, a study done by the World Health Organization claims that approximately 2,000,000 individuals suffer from PD in Europe. We expect the number of individuals affected by PD to grow substantially as people continue to live longer and the overall population ages.

Altropane Diagnostic for Dementia with Lewy Bodies (DLB)

DLB is a progressive brain disease and the second most common cause of neurodegenerative dementia. The symptoms of DLB are caused by the build-up of Lewy bodies inside the section of the brain that controls particular aspects of memory and motor control. The similarity of symptoms between DLB and PD, and between DLB and Alzheimer’s disease, can make it difficult to accurately diagnose. As with PD, there is no objective diagnostic tool available in the United States. We believe that the underlying basis for DLB coupled with our existing preclinical and clinical data supports the potential development of Altropane as a diagnostic for DLB. We also believe the potential use of our molecular imaging agents for the diagnosis of DLB could be strategic in our partnering efforts for our molecular imaging program.

It has been estimated by the Alzheimer’s Association that there are approximately 7,000,000 to 10,000,000 people in the United States with dementia of which the journal Age and Ageing estimates that up to approximately 3,000,000 people have DLB. According to Alzheimer Europe, there were approximately 1,800,000 people in Europe with DLB.

Technetium-Based Molecular Imaging Agent

We have licensed the rights to develop and commercialize a second generation compound that will selectively bind the same DAT protein recognized by Altropane. The new compound will incorporate the technetium-99m, or 99mTc, radiolabel, which is routinely available from a 99mTc generator in hospital radiopharmacies. The SPECT imaging agent will be prepared on site by a nuclear medicine department using our supplied kit rather than being centrally prepared and distributed as Altropane is today. This new agent will be designed to function in a SPECT scan in a very similar manner to that of Altropane. The imaging agent developed will be administered by intravenous injection and is expected to rapidly and selectively bind the DAT protein in the brain (striatum region) with high affinity. The unbound agent is intended to clear the brain rapidly to allow high contrast SPECT scans on the day of administration. Under the correct conditions, the SPECT scan data reflect the number of DAT proteins. This may be useful in the diagnoses and detection of diseases or conditions that reduce or increase the number of dopamine neurons or the concentration of DAT proteins on the neurons, such as in PD or Attention Deficit Hyperactivity Disorder. We believe that the ability to follow Altropane to market with a second-generation technetium-based molecular imaging agent could give us a long-term competitive advantage. The use of technetium could offer ease-of-use, cost, manufacturing and distribution advantages.

We licensed from Harvard and its Affiliates worldwide exclusive rights to develop 99mTc-based molecular imaging agents similar to Altropane. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

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

Cethrin

Background

Cethrin is a compound containing a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of nerve repair. Cethrin is currently being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord. After an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered in a single application to the injured region of the spinal cord using a fibrin sealant as a carrier.

In December 2006, we entered into a license agreement, or the Cethrin License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin, as further defined in the Cethrin License. The Cethrin License calls for us to conduct development and commercialization activities of Cethrin and to pay certain pre-commercialization milestones and on-going royalties on sales of Cethrin when and if approved for marketing. The Cethrin License provides for a series of performance milestones any of which, if not achieved by us in the timeframes agreed in the Cethrin License, could form the basis of a claim for compensation to BioAxone and possibly the termination of some or all of our rights under the Cethrin License. The Cethrin License further provides us with relief from our performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with Cethrin during its development. Additionally, the Cethrin License provides a warranty that all of the clinical materials provided to us by BioAxone in connection with the Cethrin License were manufactured in accordance with current Good Manufacturing Practices, or cGMP.

Cethrin License Dispute

In January 2009, the Company received notice from BioAxone alleging that we had failed to meet one of the performance milestones in the Cethrin License that was required to have been met on or before January 1, 2009. This notice purported to terminate the Cethrin License, sought payment of a $2,000,000 penalty from us to BioAxone for such purported failure and requested that we transfer to BioAxone our rights to the Master Cell Bank (as defined in the Cethrin License) and all licensed intellectual property under the Cethrin License.

We believe that the purported termination is without effect. Our performance obligations under the Cethrin License are specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represents such a safety risk for Cethrin. We have notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect. The Cethrin License provides for all disputes arising out the Cethrin License to be settled by binding arbitration. In the event we are unable to reach an agreement with BioAxone with respect to the licensing of Cethrin, we intend to pursue arbitration.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

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

Phase I/IIa

In January 2008, enrollment in our open-label, non-placebo-controlled, dose-escalating Phase I/IIa trial in subjects with acute SCI was completed. A total of 48 subjects was enrolled at 9 sites in the United States and Canada. The trial design includes a number of post-treatment evaluations of the subjects for safety and efficacy for up to one year after treatment. The efficacy measurements assess changes in subjects’ sensory and motor functions, as well as overall recovery as measured by the impairment scale developed by the American Spinal Injury Association, or ASIA. The ASIA Impairment Scale, or AIS, is used to score subjects within five grades from ASIA Grade A to ASIA Grade E, with ASIA Grade A being complete impairment with no sensory or motor function below the site of injury and ASIA Grade E being normal. ASIA Grade B through ASIA Grade E designate increasing levels of motor and sensory function. At the time of enrollment in the Cethrin Phase I/IIa trial, all subjects had a complete thoracic or cervical SCI, had no motor or sensory function below the level of their injury, and were thus classified as an ASIA Grade A. A component of AIS is the assessment of change in motor score. The motor score measurement is made by assessing five muscle groups in each arm and leg on a 0 to 5 point scale for a total of 100 motor points. The Clinical Guidelines Panel Report issued by the International Campaign for Cures of spinal cord injury Paralysis, or ICCP, indicates that a cervical ASIA Grade A-injured patient is likely to spontaneously improve approximately 10 motor points during the first year after SCI.

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
ASIA Grade C (or better) by Dose — 6 and 12
Months (Intent to Treat population — Last
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

Data for the ASIA grade and motor score improvements for the remaining 11 patients, including the 9 mg dose, have been collected and are being analyzed.

Marketing and Sales

The FDA has designated Cethrin as an Orphan Drug for the treatment of acute SCI and the European Commission has designated Cethrin an Orphan Medicinal Product for the treatment of traumatic SCI. Following drug approval, Orphan Designation provides a drug with market exclusivity for a 10 year period in the European Union and for 7 years in the U.S. for a particular indication. We believe that these designations could provide us considerable strategic advantages. Orphan Drug designation also waives select fees and streamlines the requirements for clinical development, potentially helping to accelerate the approval process and reduce costs. Orphan Drug designation also provides certain tax advantages in the U.S.

Other Regenerative Factors

We have rights to other technologies and factors that may be involved in nerve repair and regenerative therapeutics, including INOSINE and Oncomodulin, two proprietary regenerative factors that promote axon outgrowth in CNS neurons. We entered into two license agreements, or the CMCC Licenses, with Children’s Medical Center Corporation (also known as Children’s Hospital Boston), or CMCC, to acquire the exclusive worldwide rights to new axon regeneration technologies. The CMCC Licenses provide us exclusive rights to develop INOSINE, Oncomodulin and other therapeutic approaches to stimulate nerve repair. The CMCC Licenses calls for us to pay milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Inosine is a purine nucleoside that is a naturally-occurring compound. We refer to the manufactured drug product candidate formulated for human administration as INOSINE to differentiate it from the naturally-occurring compound which we refer to as inosine. Oncomodulin is a naturally-occurring protein that is reported by our scientific collaborators to enhance axon regeneration in animal models. Using recombinant Oncomodulin, our collaborating scientists have been able to stimulate regeneration of the optic nerve to a degree greater than had previously been documented in scientific literature and showed that the regenerated fibers passed through an optic nerve crush injury and extend for several millimeters along the degenerated optic nerve tract towards the brain. Oncomodulin is being evaluated as a therapeutic for potential ocular indications, including re-growth of axons after optic nerve injury or damage of retinal ganglion cells from intraocular pressure caused by glaucoma.

In September 2003, we entered into an agreement with Codman & Shurtleff, Inc., or Codman, a Johnson & Johnson subsidiary whereby Codman provided us with implantable pumps and intracerebroventricular catheters for our preclinical studies of INOSINE. In exchange for their support of our development program and regulatory submissions, Codman received a right of first refusal to exclusively license our intellectual property regarding INOSINE including, but not limited to, a right to co-develop INOSINE with Codman’s medical devices in the event that we offer similar rights to others. Codman’s rights are subject to specified terms and could extend from the date of certain completed pilot studies through the completion of Phase II clinical testing of INOSINE. However, we can provide no assurances that we will ever offer such rights to another party or that Codman will exercise its right of first refusal.

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

Regenerative Therapeutics Program — Bone Repair

Bones consists of living cells embedded in a mineralized organic matrix that are responsible to keep bone healthy and repair broken bone. Bone repair involves the combination and simultaneous activity of many factors to result in the controlled production and resorption of bone. These factors play an important role in bone and cartilage formation, fracture healing, and the repair of musculoskeletal tissues. We believe that the enzyme Rho may also prevent the bone repair process and that inhibiting the action of Rho may stimulate the regeneration of bone. In collaboration with potential licensing partners, we are evaluating our Rho inhibitors in vitro and in animal models to assess their ability to stimulate cells to regenerate bone.

It is estimated by our market research resources that there are approximately 2,000,000 bone grafting procedures performed in the United States every year. The market for orthopedic biomaterials used in these procedures was estimated to be approximately $4 billion in 2006. In addition, the fastest growing segment of this market is recombinant protein products which reached $750,000,000 in sales in 2006 and is expected to grow to $2.9 billion by 2012.

Neurodegenerative Disease Program

We have licensed the rights to drug candidates that specifically bind to DAT and could have the potential to both treat the symptoms of PD and slow or stop its progression. Each product candidate in this group is a small tropane-based molecule that binds with extremely high selectivity to the DAT to block the re-uptake of dopamine into the neuron. This blockade results in an increase in local dopamine concentrations at the nerve junctions and thus compensates for the decreased dopamine production characteristic of PD. We believe that the strategy of DAT blockade represents a new approach to the treatment of PD.

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

These new therapeutic compounds were developed by the same scientists who developed the Altropane molecular imaging agent. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

We have identified several promising lead compounds. Several of these lead compounds have been shown in primate studies to alleviate the symptoms of PD. In some cases, efficacy results with our DAT blocker were comparable to that of a standard dopamine agonist. Dopamine agonists are routinely used to treat the symptoms of PD both as mono-therapy agents and in conjunction with the most common treatment, Levodopa. We have shown that our lead compounds bind to the DAT in vitro at low concentrations and are effective in vitro at blocking DAT re-uptake also at low concentrations. Our lead compounds have also been shown to enter the brain after oral dosing in rodents and to alleviate the symptoms of PD in non-human primates. We are seeking a partner to advance our neurodegenerative disease program into clinical trials but there can be no assurance that a partner will be identified or that any terms will be acceptable.

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

Research and Development

We rely on licensing from third parties as our source for new technologies and product candidates, and we maintain only limited internal research and development personnel. Research and development expenses for the years ended December 31, 2008, 2007 and 2006 were approximately $10.9 million, $10.5 million and $18.5 million, respectively.

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

Our intellectual property strategy is to vigorously pursue patent protection for our technologies in the United States and major developed countries. As of December 31, 2008, we owned or licensed 41 issued U.S. patents and 29 pending U.S. patent applications. International patent applications corresponding to certain of these U.S. patent applications have also been filed. Generally, each license agreement is effective until the last patent licensed relating to the technology expires or a fixed and determined date. The patents for Cethrin expire beginning in 2022 (see Cethrin License Dispute above). The patents for the Altropane molecular imaging agent expire beginning in 2013. The patents for the technetium-based molecular imaging agents expire beginning in 2017. The patents for INOSINE expire in 2017. The patents for the DAT blockers expire beginning in 2012.

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

Competition

The biotechnology and pharmaceutical industries are highly competitive, rapidly changing and are dominated by larger, more experienced and better-capitalized companies. Thus, we compete with a number of pharmaceutical and biotechnology companies that have financial, technical and marketing resources and experience significantly greater than ours. Such greater experience and financial strength may enable them to bring their products to market sooner than us, thereby gaining a competitive advantage. In addition, research related to the causes of, and possible treatments for, diseases for which we are trying to develop products are developing rapidly, and there is a potential for extensive technological innovation in relatively short periods of time. Given that many of our competitors have greater financial resources, there can be no assurance that we will be able to effectively compete with any new technological developments. In addition, many of our competitors and potential competitors have significantly greater experience than we do in completing preclinical and clinical testing of new pharmaceutical products and obtaining FDA and other regulatory approvals of products. These advantages could enable them to bring products to market faster than us.

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

To our knowledge, there is presently no approved diagnostic in the United States for PD and/or DLB. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD and DLB, DaTSCAN®. To date, GE Healthcare has obtained marketing approval in Europe. GE Healthcare has significantly greater infrastructure and financial resources than us, and if they obtained marketing approval in the United States they could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market Altropane in Europe.

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

Obtaining FDA approvals is time-consuming and expensive. The steps required before any of our product candidates may be marketed in the United States include:

•	Development of suitable manufacturing processes for preclinical, clinical and commercial drug supply;

•	Preclinical laboratory tests, animal studies and formulation studies according to good laboratory practice regulations;

•	Submission to the FDA of an IND application, which must become effective before United States human clinical trials may commence;

•	Adequate and well-controlled human clinical trials according to good clinical practice regulations, or GCP, to establish the safety and efficacy of the product for its intended use;

•	Submission to the FDA of an NDA;

•	Satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with cGMP to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity; and

•	FDA review and approval of the application(s) prior to any commercial sale or shipment of the drug.

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

Manufacturing

We currently outsource manufacturing for all of our product candidates and expect to continue to outsource manufacturing in the future. We believe our current suppliers of Altropane will be able to manufacture our products efficiently in sufficient quantities and on a timely basis, while maintaining product quality. We seek to maintain quality control over manufacturing through ongoing inspections, rigorous review, control over documented operating procedures and thorough analytical testing by outside laboratories. We believe that our current strategy of primarily outsourcing manufacturing is cost-effective since we avoid the high fixed costs of plant, equipment and large manufacturing staffs. FDA regulations require that we establish manufacturing sources for each of our product candidates under the cGMP regulations established by the FDA.

MDS Nordion, Inc., or MDS Nordion, a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents, has supplied Altropane to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2009, MDS Nordion manufactures the Altropane molecular imaging agent for our clinical trials. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable or unwilling to manufacture Altropane for us. We could encounter a significant delay before another supplier could manufacture Altropane for us due to the time required to establish a cGMP manufacturing process for Altropane. We hope to sign an extension with MDS Nordion before December 31, 2009 but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of Altropane with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

Marketing and Sales

Although we currently sell no products, our strategy is to pursue partnering opportunities in order to accelerate and maximize commercialization of our clinical product candidates and strategic collaborations for development of our preclinical product candidates. These collaborators may provide financial and other resources, including capabilities in research, development, manufacturing, marketing and sales. There can be no assurances that we will be successful in our collaboration efforts.

Employees

As of December 31, 2008, we employed 27 full-time employees. None of our employees are covered by a collective bargaining agreement. We consider our employee relations to be good.

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

Statements contained or incorporated by reference in this Annual Report on Form 10-K that are not based on historical fact are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. These forward-looking statements regarding future events and our future results are based on current expectations, estimates, forecasts, and projections, and the beliefs and assumptions of our management including, without limitation, our expectations regarding our product candidates, including the success and timing of our preclinical, clinical and development programs, the submission of regulatory filings and proposed partnering arrangements, the outcome of any litigation, collaboration, merger, acquisition and fund raising efforts, results of operations, selling, general and administrative expenses, research and development expenses and the sufficiency of our cash for future operations. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “could,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms.

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

As of December 31, 2008, we have experienced total net losses since inception of approximately $183,899,000, stockholders’ deficit of approximately $40,013,000 and a net working capital deficit of approximately $4,624,000. The cash and cash equivalents available at December 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 23, 2009, we had cash and cash equivalents of approximately $187,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April 2009. We must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, we will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (described in ITEM 7 — Liquidity and Capital Resources). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described in ITEM 7 — Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, it is likely that our common stock will be delisted from the NASDAQ Capital Market in the near future, which could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock will likely be delisted from the NASDAQ Capital Market.

In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 23, 2009, the closing price of our common stock was $0.74. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

Our ability to continue to advance our clinical programs, including the development of Altropane and Cethrin, is affected by the availability of financial resources to fund each program. Financial considerations have caused us to modify planned development activities for our clinical programs and we have decided to suspend development of our preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for the Altropane molecular imaging agent or Cethrin.

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

EVEN IF WE RECEIVE APPROVAL TO MARKET OUR PRODUCT CANDIDATES, THE MARKET MAY NOT BE RECEPTIVE TO OUR PRODUCT CANDIDATES UPON THEIR COMMERCIAL INTRODUCTION, WHICH COULD PREVENT US FROM SUCCESSFULLY COMMERCIALIZING OUR PRODUCTS AND FROM BEING PROFITABLE.

Even if our drug candidates are successfully developed, our success and growth will also depend upon the acceptance of these product candidates by physicians and third-party payors. Acceptance of our product development candidates will be a function of our products being clinically useful, being cost effective and demonstrating superior diagnostic or therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time. Factors that we believe will materially affect market acceptance of our product candidates under development include:

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

BUSINESS COMBINATIONS, INCLUDING MERGERS, JOINT VENTURES AND ACQUISITIONS, PRESENT MANY RISKS, AND WE MAY NOT REALIZE THE ANTICIPATED FINANCIAL AND STRATEGIC GOALS FOR ANY SUCH TRANSACTIONS.

We may in the future engage in business combinations to gain access to complementary companies, products and technologies. Such transactions involve a number of risks, including:

•	We may find that the target company or assets do not further our business strategy, or that we overpaid for the company or assets, or that economic conditions change, all of which may generate a future impairment charge;

•	We may have difficulty integrating the operations and personnel of an acquired business, and may have difficulty retaining the key personnel of an acquired business;

•	We may have difficulty incorporating acquired technologies;

•	We may encounter technical difficulties or failures with the performance of any acquired technologies or drug products or may experience unfavorable results in the clinical studies related to such technologies or products;

•	We or our business partner(s) may face product liability risks associated with the sale of the combined company’s products;

•	Our ongoing business and management’s attention may be disrupted or diverted by transition or integration issues and the complexity of managing diverse locations;

•	We may have difficulty maintaining uniform standards, internal controls, procedures and policies across locations;

•	The transaction may result in litigation from terminated employees or third-parties; and

•	We may experience significant problems or liabilities associated with product quality, technology and legal contingencies.

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

Except for Altropane and Cethrin, we have not yet received IND authorization from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, are planned to be initiated during the second half of 2009.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

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

We cannot predict whether we will encounter problems with any of our completed, ongoing or planned clinical trials that will cause us or regulatory authorities to delay or suspend those trials, or delay the analysis of data from our completed or ongoing clinical trials. We have however encountered problems with the Cethrin License. See the risk factor entitled “We in-license a significant portion of our intellectual property and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop our product candidates.” Any of the following could delay the initiation or the completion of our ongoing and planned clinical trials:

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

The FDA regulates drugs in the United States, including their testing, manufacturing and marketing. Data obtained from testing is subject to varying interpretations which can delay, limit or prevent FDA approval. The FDA has stringent laboratory and manufacturing standards which must be complied with before we can test our product candidates in people or make them commercially available. Examples of these standards include Good Laboratory Practices and current Good Manufacturing Practices, or cGMP. Our compliance with these standards is subject to initial certification by independent inspectors and continuing audits thereafter. In addition, manufacturers of our product candidates are subject to the FDA’s cGMP regulations and similar foreign standards and we do not have control over compliance with these regulations by our manufacturers. If any third-party manufacturer fails to perform as required, this could impair our ability to deliver our products on a timely basis or cause delays in our clinical trials and applications for regulatory approval.

We believe that BioAxone has not the requirements of the Cethrin License. See the risk factor entitled “We in-license a significant portion of our intellectual property and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop our product candidates.”

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

In January 2009, the Company received notice from BioAxone alleging that we had failed to meet one of the performance milestones in the Cethrin License that was required to have been met on or before January 1, 2009. This notice purported to terminate the Cethrin License, sought payment of a $2,000,000 penalty from us to BioAxone for such purported failure and requested that we transfer to BioAxone our rights to the Master Cell Bank (as defined in the Cethrin License) and all licensed intellectual property under the Cethrin License.

We believe that the purported termination is without effect. Our performance obligations under the Cethrin License are specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represents such a safety risk for Cethrin. We have notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect. The Cethrin License provides for all disputes arising out the Cethrin License to be settled by binding arbitration. In the event we are unable to reach an agreement with BioAxone with respect to the licensing of Cethrin, we intend to pursue arbitration.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

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

We maintain relationships with our licensors, including BioAxone, Harvard and its Affiliates, and CMCC. Substantially all of our technologies are licensed from these licensors. Under the terms of our license agreements with BioAxone, Harvard and its Affiliates and CMCC, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective agreement. Among other things, the technologies licensed under these agreements include:

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

In December 2006, we entered into the Cethrin License pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin as further defined in the Cethrin License. The Cethrin License calls for us to conduct development and commercialization activities of Cethrin and to pay certain pre-commercialization milestones and on-going royalties on sales of Cethrin when and if approved for marketing. The Cethrin License provides for a series of performance milestones any of which, if not achieved by us in the timeframes agreed in the Cethrin License, could form the basis of a claim for compensation to BioAxone and possibly the termination of some or all of our rights under the Cethrin License. The Cethrin License further provides us with relief from our performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with Cethrin during its development. Additionally, the Cethrin License provides a warranty that all of the clinical materials provided to us by BioAxone in connection with the Cethrin License were manufactured in accordance with cGMP.

In January 2009, the Company received notice from BioAxone alleging that we had failed to meet one of the performance milestones in the Cethrin License that was required to have been met on or before January 1, 2009. This notice purported to terminate the Cethrin License, sought payment of a $2,000,000 penalty from us to BioAxone for such purported failure and requested that we transfer to BioAxone our rights to the Master Cell Bank (as defined in the Cethrin License) and all licensed intellectual property under the Cethrin License.

We believe that the purported termination is without effect. Our performance obligations under the Cethrin License are specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represents such a safety risk for Cethrin. We have notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect. The Cethrin License provides for all disputes arising out the Cethrin License to be settled by binding arbitration. In the event we are unable to reach an agreement with BioAxone with respect to the licensing of Cethrin, we intend to pursue arbitration.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

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

To our knowledge, there is presently no approved diagnostic in the United States for PD and/or DLB. To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD and DLB, DaTSCAN®. To date, GE Healthcare has obtained marketing approval in Europe. GE Healthcare has significantly greater infrastructure and financial resources than us, and if they obtained marketing approval in the United States they could significantly adversely affect our competitive position. Their established market presence, and greater financial strength in the European market may make it difficult for us to successfully market Altropane in Europe.

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

MDS Nordion has supplied Altropane to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2009, MDS Nordion manufactures the Altropane molecular imaging agent for our clinical trials. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable or unwilling to manufacture Altropane for us. We could encounter a significant delay before another supplier could manufacture Altropane for us due to the time required to establish a cGMP manufacturing process for Altropane. We hope to sign an extension with MDS Nordion before December 31, 2009 but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of Altropane with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

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

Risks Related to our Stock

OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE AND CAN BE AFFECTED BY FACTORS UNRELATED TO OUR BUSINESS AND OPERATING PERFORMANCE.

The market price of our common stock has in the past, and may continue to fluctuate significantly in response to factors that are beyond our control. The stock market in general periodically experiences significant price and volume fluctuations. The market prices of securities of pharmaceutical and biotechnology companies have been volatile, and have experienced fluctuations that often have been unrelated or disproportionate to the operating performance of these companies. These broad market fluctuations could result in significant fluctuations in the price of our common stock, which could cause a decline in the value of your investment. The market price of our common stock may be influenced by many factors, including:

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

OUR COMMON STOCK WILL LIKELY BE DELISTED FROM THE NASDAQ CAPITAL MARKET.

On January 8, 2009, we received a letter from The NASDAQ Stock Market LLC (“NASDAQ”) advising us that for the last 10 consecutive trading days, the market value of our listed securities was below the minimum $35 million requirement for continued inclusion under NASDAQ Marketplace Rule 4310(c)(3)(B). Pursuant to NASDAQ Marketplace Rule 4310(c)(8)(C), we were provided an initial period of 30 calendar days, or until February 9, 2009, to regain compliance.

On January 15, 2009, the Company received further notification from NASDAQ that on January 13, 2009 NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission to extend the compliance period from 30 to 90 calendar days. The Company may regain compliance if, at any time before April 8, 2009, the market value of our listed securities is $35 million or more for a minimum of 10 consecutive business days. However, as of the close of trading on March 30, 2009, the market value of our listed securities was below $35 million, and had not been $35 million or more for a minimum of 10 consecutive business days since the NASDAQ notice was received, so we cannot regain compliance by April 8, 2009. Although after April 8, 2009 we will be permitted to appeal NASDAQ’s determination to delist our common stock to a NASDAQ Listings Qualifications Panel, we may elect not to make such an appeal, and even if such appeal were made it may not be successful, resulting in the delisting of our stock from the NASDAQ Capital Market.

Delisting from the NASDAQ Capital Market could have an adverse effect on our business, including our ability to obtain future financing, and on the trading of our common stock. If a delisting of our common stock from the NASDAQ Capital Market were to occur, our common stock would trade on the OTC Bulletin Board or on the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

ITEM 1B.	Unresolved Staff Comments.

Not applicable.

ITEM 2.	Properties.

Our corporate office is located in Hopkinton, Massachusetts. We lease approximately 16,000 square feet of office space which expires in 2011.

We also lease office space in Boston, Massachusetts pursuant to a lease that expires in 2012. We do not occupy this space. We have entered into two sublease agreements covering all 6,600 square feet under our lease through the expiration of such lease.

We believe that our existing facilities are adequate for their present and anticipated purposes, except that additional facilities will be needed if we elect to expand our space to include laboratory and/or manufacturing activities.

ITEM 3.	Legal Proceedings.

We are subject to legal proceedings in the normal course of business. We are not currently a party to any material legal proceedings, other than the following.

Cethrin License Dispute

In January 2009, the Company received notice from BioAxone alleging that we had failed to meet one of the performance milestones in the Cethrin License that was required to have been met on or before January 1, 2009. This notice purported to terminate the Cethrin License, sought payment of a $2,000,000 penalty from us to BioAxone for such purported failure and requested that we transfer to BioAxone our rights to the Master Cell Bank (as defined in the Cethrin License) and all licensed intellectual property under the Cethrin License.

We believe that the purported termination is without effect. Our performance obligations under the Cethrin License are specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represents such a safety risk for Cethrin. We have notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect. The Cethrin License provides for all disputes arising out the Cethrin License to be settled by binding arbitration. In the event we are unable to reach an agreement with BioAxone with respect to the licensing of Cethrin, we intend to pursue arbitration.

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

Former Chief Business Officer

On January 9, 2009, we announced that Frank Bobe, Executive Vice President and Chief Business Officer, left our employ. On March 4, 2009, Mr. Bobe filed a lawsuit in the state Superior Court in Middlesex County, Massachusetts naming us as defendant alleging breach of his employment agreement. The complaint alleges damages in the amount of $349,063 for severance and other benefits, plus additional attorney’s fees. We do not believe that we have engaged in any wrongdoing and we intend to defend the action vigorously.

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

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2007 through December 31, 2008 as reported on the NASDAQ Capital Market.

Quarter Ended	High	Low

March 31, 2007	$2.97	$2.07
June 30, 2007	$3.52	$2.21
September 30, 2007	$3.06	$1.95
December 31, 2007	$3.50	$2.41
March 31, 2008	$3.09	$2.15
June 30, 2008	$2.94	$1.95
September 30, 2008	$3.00	$2.05
December 31, 2008	$2.50	$0.92

Holders

As of March 23, 2009, there were approximately 2,800 holders of record of our common stock. As of March 23, 2009, there were approximately 8,100 beneficial holders of our common stock.

Dividends

We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2008 and our consolidated balance sheets as of December 31, 2008 and 2007 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 8. Financial Statements and Supplementary Data” herein. The consolidated statement of operations data for each of the years ended December 31, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2006, 2005 and 2004 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2008	2007	2006	2005	2004

Statement of Operations Data
Revenues	$—	$—	$—	$—	$—
Operating expenses	18,710,812	18,881,125	26,434,736	11,647,984	10,381,429
Net loss	(20,847,459)	(19,548,348)	(26,355,243)	(11,501,442)	(11,250,877)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	—	(715,515)	(480,045)
Net loss attributable to common stockholders	(20,847,459)	(19,548,348)	(26,355,243)	(12,216,957)	(11,730,922)
Basic and diluted net loss per share attributable to common stockholders	$(1.00)	$(1.04)	$(1.59)	$(1.03)	$(1.73)
Weighted average number of common shares outstanding	20,883,066	18,874,070	16,525,154	11,806,153	6,795,316
Balance Sheet Data
Cash and cash equivalents	$73,974	$2,933,292	$1,508,665	$578,505	$152,971
Marketable securities	—	1,240,543	—	8,750,832	1,490,119
Total assets	845,250	5,623,677	2,368,887	10,515,488	2,544,713
Working capital (deficit) (excludes restricted cash and restricted marketable securities)	(4,623,816)	1,421,887	(16,853,334)	7,466,080	(187,530)
Long-term debt and accrued interest payable	35,769,464	24,075,527	—	—	—
Stockholders’(deficit) equity	$(40,013,361)	$(22,414,471)	$(16,571,907)	$7,891,306	$568,940

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”

Overview

Description of Company

We are a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidates are based on three proprietary technology platforms:

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from trauma such as spinal cord injury, or SCI, stroke, and optic nerve damage utilizing technology referred to as axon regeneration; and

•	Neurodegenerative disease program focused on treating the symptoms of PD and slowing or stopping the progression of PD.

At December 31, 2008, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”

As of December 31, 2008, we have experienced total net losses since inception of approximately $183,899,000, stockholders’ deficit of approximately $40,013,000 and a net working capital deficit of approximately $4,624,000. The cash and cash equivalents available at December 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 23, 2009, we had cash and cash equivalents of approximately $187,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April 2009. We must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, it is likely that our common stock will be delisted from the NASDAQ Capital Market in the near future, which could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock will likely be delisted from the NASDAQ Capital Market.

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and

Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 23, 2009, the closing price of our common stock was $0.74. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Our ability to continue to advance our clinical programs, including the development of Altropane and Cethrin, is affected by the availability of financial resources to fund each program. Financial considerations have caused us to modify planned development activities for our clinical programs and we have decided to suspend development of our preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for the Altropane molecular imaging agent or Cethrin.

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

Product Development

Molecular Imaging Program

The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with tremor. In July 2007, our collaborators completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. The second part involves two concurrent, replicate, multi-center Phase III trials. These two concurrent trials, the final design of which is under discussion with the FDA, are planned to be initiated during the second half of 2009.

We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs will continue to be of significant interest to shareholders and investors. We expect that our molecular imaging agents, particularly Altropane in Phase III, will therefore continue to build value for us. To maximize the value of our molecular imaging program, we are focusing on executing the Altropane Phase III registration program. In addition to advancing the program through our own means, we may seek to partner our molecular imaging program for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, or for the launch and commercialization of Altropane. We will continue to evaluate partnering opportunities, while continuing to advance the Altropane product toward approval and commercialization. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us.

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

We believe that BioAxone has not met the requirements of the Cethrin License. We are working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have resolved our dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

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

Research and Development

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $27,681,000 on a cumulative basis.

	For the Three	For the Year	From Inception
	Months Ended	Ended	(October 16, 1992) to
Program	December 31, 2008	December 31, 2008	December 31, 2008

Molecular imaging	$485,000	$1,856,000	$26,651,000
Regenerative therapeutics	$321,000	$4,587,000	$28,586,000
Neurodegenerative disease	$—	$20,000	$1,111,000

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities, research contracts, the fair value and classification of financial instruments, our lease accrual and stock-based compensation. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern Basis of Accounting

The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of December 31, 2008, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.

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

Fair Value and Classification of Financial Instruments

Historically, we have issued warrants to purchase shares of our common stock in connection with our debt and equity financings. We record each of the securities issued on a relative fair value basis up to the amount of the proceeds received. We estimate the fair value of the warrants using the Black-Scholes valuation model. The Black-Scholes valuation model is dependent on a number of variables and estimates including interest rates, dividend yield, volatility and the expected term of the warrants. Our estimates are based on market interest rates at the date of issuance, our past history for declaring dividends, our estimated stock price volatility and the contractual term of the warrants. The value ascribed to the warrants in connection with debt offerings is considered a cost of capital and amortized to interest expense over the term of the debt.

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

Lease Accrual

We are required to make significant judgments and assumptions when estimating the liability for our net ongoing obligations under our amended lease agreement relating to our former executive offices located in Boston, Massachusetts. In accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” we use a discounted cash-flow analysis to calculate the amount of the liability. We applied a discount rate of 15% representing our best estimate of our credit-adjusted risk-free rate. The discounted cash-flow analysis is based on management’s assumptions and estimates of our ongoing lease obligations, and income from sublease rentals, including estimates of sublease timing and sublease rental terms. It is possible that our estimates and assumptions will change in the future, resulting in additional adjustments to the amount of the estimated liability, and the effect of any adjustments could be material. We review our assumptions and judgments related to the lease amendment on at least a quarterly basis, until the outcome is finalized, and make whatever modifications we believe are necessary, based on our best judgment, to reflect any changes in circumstances.

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

Results of Operations

Years Ended December 31, 2008 and 2007

Our net loss and net loss attributable to common stockholders was $20,847,459 during the year ended December 31, 2008 as compared with $19,548,348 during the year ended December 31, 2007. Net loss attributable to common stockholders totaled $1.00 per share during 2008 as compared with $1.04 per share during 2007. The increase in net loss in 2008 was primarily due an increase in interest expense. The decrease in net loss attributable to common stockholders on a per share basis in 2008 was primarily due to an increase in weighted average shares outstanding of approximately 2,009,000 shares in 2008, which was primarily the result of the conversion of notes payable into common stock in June 2007.

Research and development expenses were $10,851,844 during the year ended December 31, 2008 as compared with $10,475,158 during the year ended December 31, 2007. The increase in 2008 was primarily attributable to higher costs of approximately $1,165,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and preparations for future clinical development. The increase was partially offset by (i) lower costs of approximately $337,000 associated with our molecular imaging program primarily related to our second generation technetium-based molecular imaging agent and (ii) lower compensation and related costs of approximately $309,000 primarily related to lower recruiting and temporary staffing costs in 2008. Subject to our ability to raise additional capital, we are currently planning for an increase in our research and development expenses over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Altropane clinical costs. Our current working capital constraints may limit our planned expenditures.

General and administrative expenses were $7,858,968 during the year ended December 31, 2008 as compared with $8,405,967 during the year ended December 31, 2007. The decrease in 2008 was primarily related to (i) lower legal, patent and consulting costs of approximately $582,000 and (ii) lower commercialization and communication costs of approximately $157,000. The decrease was partially offset by higher compensation and related costs of approximately $306,000 primarily related to employee severance costs. We currently anticipate that our general and administrative expenses will decrease over the next twelve months primarily related to reduced headcount, although there may be significant fluctuations on a quarterly basis.

Interest expense totaled $2,215,663 during the year ended December 31, 2008 as compared to $876,071 during the year ended December 31, 2007. The increase in the 2008 period was attributable to the issuance of $10,000,000 and $25,000,000 in convertible promissory notes in 2008 and 2007, respectively that bear interest at the rate of 5% per annum and the related non-cash interest expense of approximately $621,000 related to the beneficial conversion features. In March 2007, we issued amended and restated notes which eliminated all outstanding principal and accrued interest due under notes previously issued in August 2006, October 2006 and February 2007. In June 2007, the $10,000,000 in amended and restated promissory notes was converted into 4,000,000 shares of common stock.

Investment income was $79,016 during the year ended December 31, 2008 as compared with investment income of $208,848 during the year ended December 31, 2007. The decrease was primarily due to lower average cash, cash equivalent and marketable securities balances in 2008 than in 2007.

At December 31, 2008, we had net deferred tax assets of approximately $46,955,000 for which a full valuation allowance has been established. As a result of our concentrated efforts on research and development, we have a history of incurring net operating losses, or NOLs, and expect to incur additional net operating losses for the foreseeable future. Accordingly, we have concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, we have provided a full valuation allowance for these assets. In the event we achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expense, subject to limitations that may occur from ownership changes under provisions of the Internal Revenue Code. In 1995 and 2005, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the 2005 ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly.

Years Ended December 31, 2007 and 2006

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

Investment income was $208,848 during the year ended December 31, 2007 as compared with $169,243 during the year ended December 31, 2006. The increase was primarily due to higher average cash, cash equivalent and marketable securities balances in 2007 than in 2006.

Liquidity and Capital Resources

Global market and economic conditions have been, and continue to be, disruptive and volatile. In particular, the cost of raising money in the debt and equity markets has increased substantially while the availability of funds from those markets has diminished significantly. Recent distress in the financial markets has adversely affected our ability to raise capital. We must immediately raise additional funds in order to continue operations.

Net cash used for operating activities, primarily related to our net loss, totaled $14,983,246 in 2008 as compared to $24,423,281 in 2007. The decrease in 2008 is primarily related to the $7,500,000 due under our Cethrin license paid in March 2007 partially offset by an increase in accounts payable and accrued expenses of approximately $1,169,000 primarily related to extending payments to vendors beyond the vendors’ and Company’s standard payment terms. There can be no assurances that the Company will be able to continue these payment terms. Net cash provided by investing activities totaled $1,121,387 in 2008 as compared to cash used for investing activities of $1,240,075 in 2007. The change in investing activities is primarily associated with the sale of marketable securities used to fund operations. Net cash provided by financing activities totaled $11,002,541 in 2008 as compared to $27,087,983 in 2007. The decrease in 2008 primarily reflects the decrease in convertible notes payable issued in 2008.

To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses (including costs related to obtaining and protecting patents). Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale and issuance of preferred stock, common stock, promissory notes and convertible debentures.

A summary of financings completed during the three years ended March 31, 2009 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued

March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)
August 2006	$2.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

As of December 31, 2008, we have experienced total net losses since inception of approximately $183,899,000, stockholders’ deficit of approximately $40,013,000 and a net working capital deficit of approximately $4,624,000. The cash and cash equivalents available at December 31, 2008 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 23, 2009, we had cash and cash equivalents of approximately $187,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April 2009. We must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, it is likely that our common stock will be delisted from the NASDAQ Capital Market in the near future, which could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock will likely be delisted from the NASDAQ Capital Market.

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 23, 2009, the closing price of our common stock was $0.74. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

Convertible Preferred Stock

On March 19, 2009, we completed the sale of an aggregate of 20,000 shares of our Series F Preferred Stock, or Series F Stock, to Robert Gipson for gross proceeds of $500,000. On March 31, 2009, we completed the sale of another 20,000 shares of Series F stock to Robert Gipson for gross proceeds of $500,000. The key terms of the Series F Stock are summarized below:

Dividend.  The Series F Stock is entitled to receive any dividend that is paid to holders of our common stock. Any subdivisions, combinations, consolidations or reclassifications to the common stock must also be made accordingly to Series F Stock, respectively.

Liquidation Preference.  In the event of our liquidation, dissolution or winding up, before any payments are made to holders of our common stock or any other class or series of our capital stock ranking junior as to liquidation rights to the Series F Stock, the holders of the Series F Stock will be entitled to receive the greater of (i) $25.00 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) plus any outstanding and unpaid dividends thereon and (ii) such amount per share as would have been payable had each share been converted into common stock. After such payment to the holders of Series F Stock and the holders of shares of any other series of our preferred stock ranking senior to the common stock as to distributions upon liquidation, the remaining our assets will be distributed pro rata to the holders of our common stock.

Voting Rights.  Each share of Series F Stock shall entitle its holder to a number of votes equal to the number of shares of our common stock into which such share of Series F Stock is convertible.

Conversion.  Each share of Series F Stock is convertible at the option of the holder thereof at any time. Each share of Series F Stock is initially convertible into 25 shares of common stock, subject to adjustment in the event of certain dividends, stock splits or stock combinations affecting the Series F Stock or the common stock, and subject to adjustment on a weighted-average basis in the event of certain issuances by us of securities for a price less than the then-current price at which the Series F Stock converts into common stock.

Redemption.  At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by us at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from March 19, 2009 until the redemption date.

Contractual Obligations and Commitments

As of December 31, 2008, our approximate future minimum contractual obligations were as follows:

	Payments Due by Period
		Less Than One	One to	Three to Five	More Than
Contractual Obligations	Total	Year	Three Years	Years	Five Years

Operating Lease Obligations(1)	$1,829,000	$582,000	$1,247,000	$—	$—
Convertible Notes Payable(2)	34,880,000	—	34,880,000	—	—
Other Contractual Obligations(3)	696,000	667,000	29,000	—	—

Total	$37,405,000	$1,249,000	$36,156,000	$—	$—

(1)	Such amounts primarily consist of minimum rental payments for our Hopkinton, Massachusetts office lease through its expiration in 2011. In addition, we have an office lease in Boston, Massachusetts that expires in 2012 for which we have entered into two sublease agreements covering the entire leased space. Total rent expense under all of our leases was approximately $347,000 for the year ended December 31, 2008.

(2)	Such amount was adjusted for the beneficial conversion features reducing the carrying values of the notes.

(3)	Such amounts primarily reflect research and development commitments with third parties.

Recent Accounting Pronouncements

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”, or EITF 07-1. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2008.

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

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a)(4) of Regulation S-K) during the year ended December 31, 2008.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the fiscal year ended December 31, 2008.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alseres Pharmaceuticals, Inc.:

We have audited the accompanying consolidated balance sheets of Alseres Pharmaceuticals, Inc. and Subsidiaries (the “Company”) (a development stage enterprise) as of December 31, 2008 and 2007, and the related consolidated statements of operations, comprehensive loss and stockholders’ (deficit) equity and cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from October 16, 1992 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and the period from October 16, 1992 (Inception) to December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Alseres Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

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
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alseres Pharmaceuticals, Inc.:

In our opinion, the consolidated statements of operations, of comprehensive loss and stockholders’ (deficit) equity and of cash flows for the year ended December 31, 2006 present fairly, in all material respects, the results of operations and cash flows of Alseres Pharmaceuticals, Inc. (formerly Boston Life Sciences, Inc.) and its subsidiaries (a development stage enterprise) for the year ended December 31, 2006, and, cumulatively, for the period from October 16, 1992 (date of inception) to December 31, 2006 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
April 2, 2007

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$73,974	$2,933,292
Marketable securities (Note 2)	—	1,240,543
Security deposits	79,728	102,941
Prepaid expenses and other current assets	163,706	915,518

Total current assets	317,408	5,192,294
Fixed assets, net (Note 3)	178,643	88,484
Indemnity fund (Note 10)	115,462	113,178
Security deposits and other assets	233,737	229,721

Total assets	$845,250	$5,623,677

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (Note 4)	$4,895,799	$3,726,478
Notes payable (Note 5)	—	—
Accrued lease (Note 6)	45,425	43,929

Total current liabilities	4,941,224	3,770,407
Convertible notes payable (Note 5)	33,456,374	23,335,110
Accrued interest payable (Note 5)	2,313,090	740,417
Accrued lease, excluding current portion (Note 6)	147,923	192,214

Total liabilities	40,858,611	28,038,148

Commitments and contingencies (Note 9)
Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 21,399,123 and 20,778,217 shares issued and outstanding at December 31, 2008 and 2007, respectively	213,991	207,782
Additional paid-in capital	143,671,984	140,420,314
Accumulated other comprehensive income	—	9,310
Deficit accumulated during development stage	(183,899,336)	(163,051,877)

Total stockholders’ deficit	(40,013,361)	(22,414,471)

Total liabilities and stockholders’ deficit	$845,250	$5,623,677

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2008	2007	2006	2008

Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	10,851,844	10,475,158	18,538,186	111,780,049
General and administrative	7,858,968	8,405,967	7,896,550	59,501,253
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	18,710,812	18,881,125	26,434,736	183,427,846

Loss from operations	(18,710,812)	(18,881,125)	(26,434,736)	(182,527,846)
Other expenses	—	—	—	(1,582,878)
Interest expense	(2,215,663)	(876,071)	(89,750)	(7,483,901)
Investment income	79,016	208,848	169,243	7,695,289

Net loss	(20,847,459)	(19,548,348)	(26,355,243)	(183,899,336)
Preferred stock beneficial conversion feature	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 7)	—	—	—	(1,229,589)

Net loss attributable to common stockholders	$(20,847,459)	$(19,548,348)	$(26,355,243)	$(193,191,637)

Basic and diluted net loss attributable to common stockholders per share	$(1.00)	$(1.04)	$(1.59)

Weighted average common shares outstanding	20,883,066	18,874,070	16,525,154

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from inception (October 16, 1992) to December 31, 2008

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Issuance of common stock upon exercise of warrants and options			1,087,089	10,871	7,579,043				7,589,914
Issuance of common stock and warrants, net of issuance costs of $1,928,421			11,516,790	115,168	56,343,378				56,458,546
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Issuance of common stock upon conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $4,078,821	240,711	$2,296,355			23,288,101				25,584,456
Conversion of preferred stock into common stock and payment of interest in common stock, net of issuance costs of $27,664	(240,149.7)	(1,491,474)	1,553,749	15,538	7,655,122				6,179,186
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420
Conversion of preferred stock into common stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Accrual of dividends on preferred Series E stock					(573,597)				(573,597)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					1,695,451	804,607			2,500,058
Modification of options and warrants					1,706,330				1,706,330
Other			783	8	69,925				69,933
Comprehensive loss:
Unrealized loss on marketable securities							$(12,393)		(12,393)
Net loss from inception (October 16, 1992) to December 31, 2005								$(117,148,286)	(117,148,286)

Comprehensive loss from inception (October 16, 1992) to December 31, 2005									(117,160,679)

Balance at December 31, 2005	—	—	16,478,084	164,781	124,887,204	—	(12,393)	(117,148,286)	7,891,306

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)
For the Period from inception (October 16, 1992) to December 31, 2008

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Compensation expense related to stock options					1,774,748				1,774,748
Issuance of common stock upon exercise of warrants and options			97,950	979	5,546				6,525
Expense related to modification of stock options					98,364				98,364
Comprehensive loss:
Unrealized gain on marketable securities							12,393		12,393
Net loss								(26,355,243)	(26,355,243)

Comprehensive loss									(26,342,850)

Balance at December 31, 2006	—	—	16,576,034	165,760	126,765,862	—	—	(143,503,529)	(16,571,907)
Issuance of common stock upon exercise of warrants and options			202,183	2,022	143,683				145,705
Issuance of common stock upon conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
Beneficial conversion feature on convertible notes payable					1,880,000				1,880,000
Compensation expense related to stock options					1,665,155				1,665,155
Expense related to modification of stock options					5,614				5,614
Comprehensive loss:
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)

Comprehensive loss									(19,539,038)

Balance at December 31, 2007	—	—	20,778,217	207,782	140,420,314	—	9,310	(163,051,877)	(22,414,471)
Issuance of common stock upon exercise of options			1,100	11	2,530				2,541
Issuance of common stock upon conversion of notes payable			48,000	480	119,520				120,000
Beneficial conversion feature on convertible notes payable					380,000				380,000
Compensation expense related to stock options					1,670,063				1,670,063
Issuance of common stock			571,806	5,718	1,079,557				1,085,275
Comprehensive loss:
Unrealized loss on marketable securities							(9,310)		(9,310)
Net loss								(20,847,459)	(20,847,459)

Comprehensive loss									(20,856,769)

Balance at December 31, 2008	—	$—	21,399,123	$213,991	$143,671,984	$—	$—	$(183,899,336)	$(40,013,361)

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2008	2007	2006	2008

Cash flows from operating activities:
Net loss	$(20,847,459)	$(19,548,348)	$(26,355,243)	$(183,899,336)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	—	350,500
Non-cash interest expense	638,367	221,523	—	2,508,565
Non-cash charges related to options, warrants and common stock	1,755,338	1,670,769	1,873,112	9,579,795
Amortization and depreciation	52,953	84,861	179,683	2,718,946
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	718,356	(614,330)	143,948	558,860
Increase (decrease) in accounts payable and accrued expenses	1,169,321	(6,947,420)	8,385,008	4,123,134
Increase in accrued interest payable	1,572,673	740,417	—	2,313,090
(Decrease) increase in accrued lease	(42,795)	(30,753)	(68,396)	193,348

Net cash used for operating activities	(14,983,246)	(24,423,281)	(15,841,888)	(145,906,554)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	(143,112)	(36,912)	(40,314)	(1,652,114)
Decrease (increase) in security deposits and other assets	35,550	33,398	47,325	(496,497)
(Increase) in indemnity fund	(2,284)	(5,328)	(4,713)	(115,462)
Purchases of marketable securities	—	(3,359,879)	(2,071,660)	(132,004,923)
Sales and maturities of marketable securities	1,231,233	2,128,646	10,834,885	132,004,923

Net cash provided by (used for) investing activities	1,121,387	(1,240,075)	8,765,523	(506,036)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,002,541	145,705	6,525	64,731,339
Proceeds from issuance of preferred stock	—	—	—	35,022,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of promissory notes	10,000,000	27,000,000	8,000,000	51,585,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	—	(516,747)
Payments of financing costs	—	(57,722)	—	(5,587,667)

Net cash provided by financing activities	11,002,541	27,087,983	8,006,525	146,486,564

Net (decrease) increase in cash and cash equivalents	(2,859,318)	1,424,627	930,160	73,974
Cash and cash equivalents, beginning of period	2,933,292	1,508,665	578,505	—

Cash and cash equivalents, end of period	$73,974	$2,933,292	$1,508,665	$73,974

Supplemental cash flow disclosures:
Non-cash transactions (see notes 5 and 7)
Cash paid for interest	$—	$—	$—	$628,406

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2008, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

As of December 31, 2008, the Company has experienced total net losses since inception of approximately $183,899,000, stockholders’ deficit of approximately $40,013,000 and a net working capital deficit of approximately $4,624,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at December 31, 2008 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the approximate $187,000 in cash and cash equivalents available at March 23, 2009 combined with its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into April 2009. The Company must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. Additionally, it is likely that the Company’s common stock will be delisted from the NASDAQ Capital Market in the near future, which could have an adverse affect on the Company’s ability to obtain future financing and could adversely impact the Company’s stock price and the liquidity of the Company’s common stock. See the risk factor entitled “Our common stock will likely be delisted from the NASDAQ Capital Market.

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

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where all of the Company’s operations are conducted. At December 31, 2008, all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated. The Company operates as one segment and all long-lived assets are maintained in the United States of America.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingencies at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period. Significant estimates in these consolidated financial statements have been made in connection with the calculation of research and development expenses, marketable securities, the fair value and classification of financial instruments, our lease accrual and stock-based compensation expense. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximate their fair values as of December 31, 2008 and 2007 due to their short maturity. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $1.25 as of December 31, 2008.

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

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those common stock equivalents outstanding at December 31, 2008 could potentially dilute earnings per share in the future.

	2008	2007	2006

Stock options	4,184,403	4,457,965	3,512,704
Warrants	583,521	2,000	460,745

	4,767,924	4,459,965	3,973,449

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”, or EITF 07-1. The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The impact of applying this consensus will depend on the terms of the Company’s future research and development contractual arrangements entered into on or after December 15, 2008.

In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 will therefore be applicable to non-financial assets and liabilities for the fiscal year commencing January 1, 2009. The Company is currently reviewing the impact of the adoption of SFAS 157 for all non-financial assets and liabilities on its financial statements.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company in the future with pharmaceutical or other biotechnology companies, (viii) dependence on key personnel, (ix) maintaining NASDAQ listing requirements, (x) competition with better capitalized companies, (xi) ability to raise additional funds and (xii) compliance with debt agreements.

Reclassifications

Certain amounts in the consolidated financial statements for 2007 have been reclassified to conform to the current year presentation.

2.	Marketable securities

Marketable securities consist of the following at December 31, 2007:

U.S. Agency obligations	$999,695
Corporate debt obligations	240,848

$1,240,543

There were no marketable securities at December 31, 2008. Actual maturities may differ from contractual maturities because the issuers of these securities may have the right to prepay obligations without penalty. Gross unrealized gains at December 31, 2007 totaled $9,310. Net realized losses totaled $170 in 2008, net realized gains totaled $140 in 2007 and net realized losses totaled $3,964 in 2006 and are included in investment income in the accompanying Consolidated Statements of Operations.

3.	Fixed Assets

Fixed assets consist of the following at December 31:

	2008	2007

Computer equipment	$102,244	$106,698
Leasehold improvements	132,170	—
Office furniture and equipment	84,498	119,869

	318,912	226,567
Less accumulated depreciation and amortization	140,269	138,083

	$178,643	$88,484

Amortization and depreciation expense on fixed assets for the years ended December 31, 2008, 2007 and 2006 was approximately $53,000, $85,000 and $180,000, respectively, and $1,481,000 for the period from inception (October 16, 1992) through December 31, 2008.

4.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2008	2007

Research and development related	$2,874,827	$1,757,675
Accrued compensation and related	639,390	1,041,081
General and administrative related	640,123	511,731
Accrued professional fees	741,459	415,991

	$4,895,799	$3,726,478

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Notes Payable and Debt

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

ALSERES PHARMACEUTICALS, INC.
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

June 2008 Amended Purchase Agreement

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

Beneficial Conversion Features

The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Consolidated Statement of Operations of approximately $123,000 and $78,000 during the years ended December 31, 2008 and 2007, respectively.

The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Consolidated Statement of Operations of approximately $392,000 and $137,000 during the years ended December 31, 2008 and 2007, respectively.

The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $99,000 during the year ended December 31, 2008.

In September 2008, Highbridge converted $120,000 of outstanding principal under the Highbridge Note into 48,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded additional interest expense of approximately $6,300 during the year ended December 31, 2008 related to the unamortized portion of the Highbridge BCF.

At December 31, 2008, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $33,456,374 and the related accrued interest was classified as a long-term liability.

The Company is subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement (the “Purchase Agreements”). If the Company (i) fails to pay the principal or interest due under the Purchase Agreements, (ii) files a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against the Company, all amounts borrowed under the Purchase Agreements may become immediately due and payable by the Company. In addition, without the consent of the Purchasers, the Company may not (i) create, incur or otherwise, permit to be outstanding any indebtedness for money borrowed, (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of the Company’s stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of the Company’s material assets or property or (iii) dissolve or liquidate.

Subsidiary Promissory Note

In February 2009, Neurobiologics, Inc. (the “Subsidiary”), a subsidiary of the Company, issued to Robert Gipson an unsecured promissory note, pursuant to which the Subsidiary borrowed an aggregate

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

principal amount of $1,000,000 (the “Subsidiary Note”). Interest on the Subsidiary Note accrues at the rate of 7% per annum and all principal and accrued interest is due and payable on demand of Mr. Gipson.

According to a Schedule 13G/A filed with the SEC on January 30, 2009, Robert Gipson beneficially owned approximately 47.2% of the outstanding common stock of the Company on December 31, 2008. Robert Gipson, who serves as a Senior Director of I&S and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 30, 2009, Thomas Gipson beneficially owned approximately 29.0% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G/A filed with the SEC on January 30, 2009, Arthur Koenig beneficially owned approximately 9.7% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G filed with the SEC on January 30, 2009, ISVP owned approximately 16.5% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G filed with the SEC on February 10, 2009, Highbridge beneficially owned approximately 9.50% of the outstanding common stock of the Company on December 31, 2008.

6.	Exit Activities

In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At December 31, 2008, the security deposit under the Lease Agreement was approximately $200,500.

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

The activity related to the lease accrual at December 31, 2008, is as follows:

	Accrual at	Cash Payments,	Accrual at
	December 31,	Net of Sublease	December 31,
	2007	Receipts 2008	2008

Lease Amendment	$236,143	$42,795	$193,348
Short-term portion of lease accrual	43,929		45,425

Long-term portion of lease accrual	$192,214		$147,923

During the years ended December 31, 2008, 2007 and 2006, the Company recorded approximately $34,000, $38,000 and $43,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

ALSERES PHARMACEUTICALS, INC.
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

7.	Stockholders’ Deficit

Common Stock

In November 2008, the Company completed a private placement with Robert Gipson of 543,478 shares of its common stock which raised $1,000,000 in gross proceeds. In connection with the November 2008 private placement, the Company also issued warrants (the “November 2008 Warrants”) to purchase 543,478 additional shares of common stock that were exercisable at $1.84 per share between six months and two years after the closing. In connection with the private placement, the Company agreed with Mr. Gipson (the “Letter Agreement”) that if the Company sold shares of its common stock at a price below $1.84, subject to certain exceptions, prior to December 31, 2009, Mr. Gipson would be entitled to receive, for no additional consideration, additional shares of common stock and warrants in accordance with a pre-determined formula. In addition, Dawson James Securities, Inc., (“Dawson James”) in its capacity as agent for the private placement, was entitled to a warrant to purchase 38,043 shares of common stock (the “Agent Warrant”). The Agent Warrant had a term of five years and was exercisable at a price equal to $1.84. In February 2009, Dawson James gave up its right to the Agent Warrant.

In January 2009, the Company completed a private placement with Robert Gipson of 1,000,000 shares of its common stock which raised $1,000,000 in gross proceeds. In addition, the Company issued an additional 456,522 shares of its common stock to Mr. Gipson pursuant to a Letter Agreement. In connection with the January 2009 private placement, Mr. Gipson agreed to the cancellation of the November 2008 Warrants.

In February 2009, the Company entered into a private placement with Cato Holding Company (“Cato”) of 200,000 shares of its common stock at a purchase price of $1.00 per share. In connection with the February 2009 private placement, the Company agreed with Cato that if the Company sells shares of its common stock, or securities convertible into common stock, prior to September 30, 2009, and the purchaser of such securities receives warrants to purchase additional shares of common stock (a “Qualified Financing”), subject to certain exceptions, Cato shall be entitled to receive, for no additional consideration, a warrant to purchase shares of common stock with the same terms and conditions as those provided to a purchaser in a Qualified Financing.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock of which 25,000 shares have been designated as Series A Convertible Preferred Stock, 500,000 shares have been designated as Series D Convertible Preferred Stock, and 800 shares have been designated as Series E Cumulative Convertible Preferred Stock (the “Series E Stock”). In March 2009, the Company designated 200,000 shares as Series F Convertible Preferred Stock (“Series F Stock”). The remaining authorized shares have not been designated.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock

On March 19, 2009, the Company completed the sale of an aggregate of 20,000 shares of our Series F Stock to Robert Gipson for gross proceeds of $500,000. On March 31, 2009, the Company completed the sale of another 20,000 shares of Series F Stock to Robert Gipson for gross proceeds of $500,000. The key terms of the Series F Stock are summarized below:

Dividend.  The Series F Stock is entitled to receive any dividend that is paid to holders of the Company’s common stock. Any subdivisions, combinations, consolidations or reclassifications to the common stock must also be made accordingly to Series F Stock, respectively.

Liquidation Preference.  In the event of the Company’s liquidation, dissolution or winding up, before any payments are made to holders of the Company’s common stock or any other class or series of the Company’s capital stock ranking junior as to liquidation rights to the Series F Stock, the holders of the Series F Stock will be entitled to receive the greater of (i) $25.00 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) plus any outstanding and unpaid dividends thereon and (ii) such amount per share as would have been payable had each share been converted into common stock. After such payment to the holders of Series F Stock and the holders of shares of any other series of our preferred stock ranking senior to the common stock as to distributions upon liquidation, the remaining our assets will be distributed pro rata to the holders of our common stock.

Voting Rights.  Each share of Series F Stock shall entitle its holder to a number of votes equal to the number of shares of the Company’s common stock into which such share of Series F Stock is convertible.

Conversion.  Each share of Series F Stock is convertible at the option of the holder thereof at any time. Each share of Series F Stock is initially convertible into 25 shares of common stock, subject to adjustment in the event of certain dividends, stock splits or stock combinations affecting the Series F Stock or the common stock, and subject to adjustment on a weighted-average basis in the event of certain issuances by the Company of securities for a price less than the then-current price at which the Series F Stock converts into common stock.

Redemption.  At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by the Company at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from March 19, 2009 until the redemption date.

Stock Options and Warrants

Stock Option Plans

The Company can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). At December 31, 2008, the 2005 Plan provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the 2005 Plan was increased by 400,000 shares.

ALSERES PHARMACEUTICALS, INC.
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

Stock-based employee compensation expense recorded during the years ended December 31, 2008 and 2007 are as follows:

	2008	2007	2006

Research and development	$506,534	$522,766	$630,396
General and administrative	1,163,660	1,142,389	1,144,352

	$1,670,194	$1,665,155	$1,774,748

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.08)	$(0.09)	$(0.11)

The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006 was calculated using the following estimated weighted-average assumptions:

	2008	2007	2006

Expected term	5 years	6 years	6 years
Risk-free interest rate	2.5% - 3.7%	3.5% - 5.1%	4.3% - 5.0%
Stock volatility	76%	90%	90%
Dividend yield	0%	0%	0%

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the Company’s outstanding stock options for the year ended December 31, 2008 is presented below.

	2008
		Weighted-Average
	Shares	Exercise Price

Outstanding at beginning of year	4,457,965	$3.37
Granted	78,000	2.39
Exercised	(1,100)	2.31
Forfeited and expired	(350,462)	8.74

Outstanding at end of year	4,184,403	2.90

Options exercisable at year-end	3,145,480	2.98

The following table summarizes information about stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$1.35 — $2.00	100,500	6.6 years	$1.97	100,500	6.6 years	$1.97
$2.01 — $3.00	2,862,245	7.1 years	2.55	1,923,558	6.8 years	2.53
$3.10 — $4.65	1,171,418	6.5 years	3.56	1,071,182	6.3 years	3.58
$4.99 — $6.96	28,500	5.0 years	5.47	28,500	5.0 years	5.47
$8.95 — $13.06	8,740	2.7 years	10.55	8,740	2.7 years	10.55
$15.62 — $22.36	13,000	1.4 years	17.09	13,000	1.4 years	17.09

	4,184,403	6.9 years	$2.90	3,145,480	6.6 years	$2.98

There was no intrinsic value of outstanding and exercisable options as of December 31, 2008. The intrinsic value of options vested during the year ended December 31, 2008 was $0. The intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $759, $50,700 and $570, respectively. The weighted-average fair value of options granted at fair market value during 2008, 2007 and 2006 was $1.52, $2.17 and $2.03, respectively.

As of December 31, 2008, 828,895 shares are available for grant under the Company’s option plans.

As of December 31, 2008, there remained approximately $1,319,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 1.00 years.

On January 14, 2009, the Company’s compensation committee approved the cancellation of options to purchase an aggregate of 2,617,000 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 2,562,500 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $1.96 to $4.06, with a weighted average exercise price of $2.92. These cancellations were effected under the 2005 Plan and inducement grants pursuant to Nasdaq Marketplace Rule 4350, each of which expressly permitted option exchanges and all regrants were effected under the 2005 Plan. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on January 14, 2009, or $1.15 per share; (ii) exercisable

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

through January 31, 2014; and (iii) 50% vesting on the date of grant, 25% vesting on February 28, 2009, and 25% vesting on March 31, 2009.

Warrants

As of December 31, 2008, warrants outstanding to purchase common stock were as follows:

Date of Issue	Exercise Price per Share	Warrants Outstanding	Expiration Date

November 2008	$1.84	543,478	Cancelled in January 2009
November 2008	$1.84	38,043	Cancelled in February 2009
October 2001	$9.50	2,000	October 2011

Each warrant is exercisable into one share of common stock. No warrants were exercised in 2008. At December 31, 2008, the Company has reserved 5,596,819 shares of common stock to meet its option and warrant obligations.

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

ALSERES PHARMACEUTICALS, INC.
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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth our financial assets that were measured at fair value on a recurring basis at December 31, 2008 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2008. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents and money market funds — current assets	$4,715	$4,715	$—	$—
Money market funds — long term assets	$115,462	$115,462	$—	$—

Total	$120,177	$120,177	$—	$—

Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the fair value valuation hierarchy.

9.	Income Taxes

Income tax provision (benefit) consists of the following for the years ended December 31:

	2008	2007	2006

Federal	$(7,138,000)	$(6,256,000)	$(9,479,000)
State	(847,000)	(568,000)	(1,326,000)

	(7,985,000)	(6,824,000)	(10,805,000)
Valuation allowance	7,985,000	6,824,000	10,805,000

	$—	$—	$—

Deferred tax assets consist of the following at December 31:

	2008	2007	2006

Net operating loss carryforwards	$25,667,000	$20,382,000	$12,901,000
Capitalized research and development expenses	17,367,000	15,656,000	13,662,000
Research and development credit carryforwards	—	—	758,000
License fees	703,000	546,000	3,258,000
Stock-based compensation expense	1,761,000	1,251,000	695,000
Other	1,457,000	1,135,000	872,000

Gross deferred tax assets	46,955,000	38,970,000	32,146,000
Valuation allowance	(46,955,000)	(38,970,000)	(32,146,000)

Net deferred tax assets	$—	$—	$—

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the year ended December 31 is as follows:

	2008	2007	2006

Benefit at statutory rate	$(7,297,000)	$(6,842,000)	$(9,224,000)
State taxes, net of federal benefit	(1,206,000)	(1,135,000)	(1,554,000)
Research and development credit	—	758,000	(478,000)
Expiring state net operating loss carryforwards	315,000	236,000	224,000
Permanent items	141,000	107,000	73,000
Increase in valuation allowance	7,984,000	6,824,000	10,805,000
Other	63,000	52,000	154,000

	$—	$—	$—

For the years ended December 31, 2008, 2007 and 2006, the Company did not record any federal or state tax expense given its continued net operating loss position. As required by SFAS No. 109, “Accounting For Income Taxes”, the Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established at December 31, 2008 and 2007.

As of December 31, 2008, approximately $52,000 of the federal and state net operating loss carryforwards arose from the exercise of employee stock options which will be accounted for as an increase to additional paid-in capital if and when realized.

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

A reconciliation of the unrecognized tax benefits recorded for the year ended December 31 is as follows:

	2008	2007

Balance at January 1	$1,744,000	$758,000
Additions based on tax positions related to the current year	801,000	742,000
Additions (reductions) for tax positions of prior years	—	244,000
Settlements	—	—
Lapse of applicable statute of limitations	—	—

Balance at December 31	$2,545,000	$1,744,000

The balance of unrecognized tax benefits at December 31, 2008 of approximately $2,545,000 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, the Company had federal and state NOL carryforwards of approximately $66,451,000 and $40,149,000, respectively and federal and state research and development (“R&D”) credit carryforwards of approximately $1,421,000 and $991,000, respectively, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2009 and going through 2028. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the 2005 ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly. The Company does not expect to have any taxable income for the foreseeable future. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2008.

The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2005 through December 31, 2008. However, because we are carrying forward income tax attributes, such as NOLs from 2004 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.

10.	Commitments and Contingencies

The Company recognizes and discloses commitments when it enters into executed contractual obligations with other parties. The Company accrues contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

Commitments

Other commitments consist primarily of research and development contractual obligations with third parties. The Company leases office space under noncancelable operating leases. The Company’s current corporate office lease expires in 2011. The Company has entered into sublease agreements for its former corporate office lease which expires in 2012 (Note 6).

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2008, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

	Operating	Sublease Income	Operating
Year Ended December 31,	Leases	(Note 6)	Leases, net	Other

2009	$582,000	$(222,750)	$359,250	$667,000
2010	592,000	(231,000)	361,000	29,000
2011	529,000	(231,000)	298,000	—
2012	126,000	(96,250)	29,750	—
2013	—	—	—	—
Thereafter	—	—	—	—

	$1,829,000	$(781,000)	$1,048,000	$696,000

Total rent expense under noncancelable operating leases was approximately $347,000, $318,000 and $253,000 for the years ended December 31, 2008, 2007, and 2006, respectively, and approximately $3,277,000 for the period from inception (October 16, 1992) through December 31, 2008. The operating lease commitments above include commitments related to the Premises (Note 6). The Company received approximately $211,000, $211,000 and $172,000 for the years ended December 31, 2008, 2007, and 2006, respectively, related to the sublease of the Premises.

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

In December 2006, the Company entered into a license agreement (the “Cethrin License”) with BioAxone Therapeutic Inc., a Canadian corporation (“BioAxone”), pursuant to which the Company was granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin, as further defined in the Cethrin License. Under the Cethrin License, the Company agreed to pay $10,000,000 in up-front payments, of which it paid BioAxone $2,500,000 upon execution of the Cethrin License and $7,500,000 in March 2007. The Company has also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. The Cethrin License provides for a series of performance milestones any of which, if not achieved by the Company in the timeframes agreed in the Cethrin License, could form the basis

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of a claim for compensation to BioAxone and possibly the termination of some or all of the Company’s rights under the Cethrin License. The Cethrin License further provides the Company with relief from its performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with Cethrin during its development. Additionally, the Cethrin License provides a warranty that all of the clinical materials provided to the Company in connection with the Cethrin License were manufactured in accordance with current Good Manufacturing Practices (“cGMP”).

On January 22, 2009, the Company received notice from BioAxone alleging that the Company had failed to meet one of the performance milestones in the Cethrin License that was required to have been met on or before January 1, 2009. This notice purported to terminate the Cethrin License, sought payment of a $2,000,000 penalty from the Company to BioAxone for such purported failure and requested that the Company transfer to BioAxone its rights to the Master Cell Bank and all licensed intellectual property under the Cethrin License.

The Company believes that the purported termination is without effect. The Company’s performance obligations under the Cethrin License are specifically excused in the event that a safety issue renders such performance impossible. The Company’s prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represents such a safety risk for Cethrin. The Company has notified BioAxone of the contamination issue and its position that the purported termination and demand for payment is considered to be without effect. The Cethrin License provides for all disputes arising out the Cethrin License to be settled by binding arbitration. In the event the Company is unable to reach an agreement with BioAxone with respect to the licensing of Cethrin, the Company intends to pursue arbitration.

The Company believes that BioAxone has not met the requirements of the Cethrin License. The Company is working with BioAxone to address deficiencies related to BioAxone’s production of Cethrin but there is no assurance that the Company will be able to do so. Any failure to address these deficiencies could delay future clinical development for Cethrin. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that the Company has resolved its dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.

Contingencies

The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a contract manufacturing organization (the “CMO”) for the Cethrin product. The Company was not satisfied with the services rendered by the CMO. The two companies have had a number of meetings to resolve the issues but have been unsuccessful. The Company informed the CMO that the agreement between the parties is considered terminated as the Company believes the CMO materially breached the agreement. Based on the terms of the agreement, the Company requested that the advance payment held by the CMO be offset by the amount payable for work performed to date. The CMO responded claiming they do not believe they breached the agreement and therefore does not accept the termination. In addition, the CMO has demanded the Company pay them for the work performed to date. As of December 31, 2008, no amounts under the agreement with the CMO are accrued in the accompanying Condensed Consolidated Balance Sheet relating to a potential settlement of this matter. Included in the accompanying Condensed Consolidated Balance Sheet is approximately $561,000 payable to the CMO for work performed as of December 31, 2008. The Company expensed the advance payment of $592,000 during the year ended December 31, 2008. The Company continues to negotiate with the CMO but there can be no assurance as to the outcome of this matter.

On January 9, 2009, we announced that Frank Bobe, Executive Vice President and Chief Business Officer, left our employ. On March 4, 2009, Mr. Bobe filed a lawsuit in the state Superior Court in Middlesex

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

County, Massachusetts naming us as defendant alleging breach of his employment agreement. The complaint alleges damages in the amount of $349,063 for severance and other benefits, plus additional attorney’s fees. At December 31, 2008 the Company believes that its accrued liabilities in the accompanying statements of operations at December 31, 2008 reflect the probable outcome for this matter. We intend to defend the action vigorously.

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

In connection with the retirement of S. David Hillson, our former Chairman of the Board and Chief Executive Officer, Mr. Hillson made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of FIN 45, the Company has evaluated its obligations under the Indemnity Trust Agreement and has determined that the fair value of this obligation is immaterial at December 31, 2008.

11.	Related Party Transactions

In September 2006, the Company entered into a consulting agreement with Dr. Langer, a member of the Company’s board of directors, for scientific and business consulting services. The Company paid Dr. Langer consulting fees totaling approximately $53,000, $53,000 and $13,000 during the years ended December 31, 2008, 2007 and 2006, respectively under the consulting agreement.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In June 2008, the Company entered into the June 2008 Purchase Agreement with Robert Gipson (Note 5).

In November 2008, the Company issued and sold an aggregate of 543,478 shares of its common stock at a purchase price of $1.84 per share in a private placement (Note 7) to Robert Gipson.

In January 2009, the Company sold an aggregate of 1,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement (Note 7) to Robert Gipson.

In February 2009, the Subsidiary issued to Robert Gipson the Subsidiary Note (Note 5).

In March 2009, the Company sold Series F Stock to Robert Gipson (Note 7).

12.	Employee Benefit Plan

The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2008, 2007 and 2006, the Company made matching contributions of approximately $264,000, $347,000 and $254,000, respectively, to the Plan.

13.	Supplementary Quarterly Financial Data (Unaudited)

The following tables present a condensed summary of quarterly consolidated results of operations for the years ended December 31, 2008 and 2007:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2008
Revenues	$—	$—	$—	$—
Net loss	(5,325,938)	(6,114,786)	(5,111,315)	(4,295,420)
Basic and diluted net loss per common share	$(0.26)	$(0.29)	$(0.25)	$(0.20)
2007
Revenues	$—	$—	$—	$—
Net loss	(4,081,141)	(5,292,749)	(4,735,323)	(5,439,135)
Basic and diluted net loss per common share	$(0.25)	$(0.30)	$(0.23)	$(0.26)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria set forth.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

On March 31, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) to sell 20,000 shares of its Series F Stock to Robert Gipson for gross proceeds of $500,000. The Series F Stock was offered and sold to an accredited investor without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The terms of the Series F Stock are described in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this Annual report on Form 10-K, under the heading “Liquidity and Capital Resources.

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

All other information required by this Item 10, with respect to our directors, nominees for election, executive officers, and audit committee is incorporated by reference to the information under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information specified in Item 407(e)(5) is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

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

All other information required by this Item 13 is hereby incorporated by reference to the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Auditors’ Fees” in the Company’s definitive Proxy Statement for the 2009 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2008 and 2007
Consolidated Statements of Operations for the fiscal years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 16, 1992) through December 31, 2008
Consolidated Statements of Comprehensive Loss and Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2008, 2007 and 2006 and for the period from inception (October 16, 1992) through December 31, 2008

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2008, 2007 and 2006, and for the period from inception (October 16, 1992) through December 31, 2008
Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2009.

Alseres Pharmaceuticals, Inc.

By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Savas Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2009

/s/ Kenneth L. Rice, Jr. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2009

/s/ Henry Brem Henry Brem	Director	March 31, 2009

/s/ Gary Frashier Gary Frashier	Director	March 31, 2009

/s/ William L.S. Guinness William L.S. Guinness	Director	March 31, 2009

/s/ Robert S. Langer, Jr. Robert S. Langer, Jr.	Director	March 31, 2009

/s/ Michael J. Mullen Michael J. Mullen	Director	March 31, 2009

/s/ John T. Preston John T. Preston	Director	March 31, 2009

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533
3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533
Series D
4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533
Series F
4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533
Rights Agreement
4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

4.5		Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533
4.6		Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533
4.7		Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533
4.8		Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533
4.9		Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533
Miscellaneous
4.10		Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533
4.11		Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533
Ingalls
4.12		Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533
4.13		Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533
4.14		Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533
4.15		Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533
4.16		Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533
Material Contracts — Supply, License, Distribution
CMCC
10	.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533
10	.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533
Harvard

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10.3		License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106
10.4		Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533
10.5		License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726
10.6		Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533
10.7		License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533
10.8		Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533
Nordion
10	.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533
10	.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533
10.11		Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533
10.12		Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533
10	.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533
10	.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533
10	.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533
10	.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533
10	.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533
10	.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

Organix
10.19		License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.20		Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.21		Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533
BioAxone
10	.22+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533
10	.23+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533
Material Contracts — Leases
10.24		Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533
10.25		Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533
10.26		Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533
10.27		Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533
10.28		Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533
Material Contracts — Stock Purchase, Financing and Credit Agreements
10.29		Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533
10.30		Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533
10.31		Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533
10.32		Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533
10.33		Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	*
10.34		Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533
10.35		Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10.36		Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533
Management Contract or Compensatory Plan or Arrangement
10	.37#	Non-Employee Director Compensation Summary	*
10	.38#	Executive Officer Compensation Summary	*
10	.39#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533
10	.40#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533
10	.41#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533
10	.42#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533
10	.43#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533
10	.44#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	*
10	.45#	Amended and Restated Omnibus Stock Option Plan	*
10	.46#	Amended and Restated 1998 Omnibus Stock Option Plan	*
10	.47#	Amended and Restated 2005 Stock Incentive Plan	*
10	.48#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533
10	.49#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533
10	.50#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533
10	.51#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533
10	.52#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533
Additional Exhibits
21		Subsidiaries of the Registrant	*
23.1		Consent of McGladrey & Pullen, LLP	*
23.2		Consent of PricewaterhouseCoopers, LLP	*
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.