Form 10-K/A
period 2008-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2009-04-30
CIK 94784

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
None

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☑
     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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
     As of April 15, 2009, there were 23,055,645 shares of the registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Alseres Pharmaceuticals, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2008 that was originally filed with the Securities and Exchange Commission on March 31, 2009 and is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III. This Amendment also amends Item 9B of Part II to add information that would otherwise be required to be disclosed in a report on Form 8-K. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment certain new certifications by our principal executive officer and principal financial officer; accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

  PART II
ITEM 9B. OTHER INFORMATION
     We are party to a December 2006 license agreement, the CETHRIN License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including but not limited to CETHRIN® as further defined in the CETHRIN License. The terms of the CETHRIN License are described under the subheading “CETHRIN License” in the “Certain Relationships and Related Transactions” section of Item 13 of Part III of this 10-K/A. On April 24, 2009 we entered into an agreement, the Amendment Agreement, with BioAxone pursuant to which the CETHRIN License was amended to provide that during a specified period, the SubLicense Period, we will use reasonable commercial efforts to enter into a sublicense agreement for the technology licensed to us under the CETHRIN License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the CETHRIN License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event we execute a sublicense agreement within the SubLicense Period that meets certain specified minimum terms, we will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If we fail to execute a sublicense agreement during the SubLicense Period, the CETHRIN License and our right to sublicense it will terminate and we will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into a future third party license agreement for the CETHRIN technology. The Amendment Agreement includes a mutual release of all of the claims described that each party had previously alleged against the other under the CETHRIN License. Certain terms of the Amendment Agreement for which we are seeking Confidential Treatment are not disclosed herein.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE
Directors
     Our Board of Directors (the “Board”) currently consists of seven directors. Set forth below are the names of each current member of our Board, their ages, the year in which each first became a director and their principal occupations and business experience during the past five years.

		First Year
		Elected as
Name	Age	a Director	Position(s) with the Company
Peter G. Savas (5)	60	2004	Chairman of the Board of Directors, Chief Executive Officer and Director
Robert S. Langer, Jr. Sc.D. (3)(4)	60	2000	Director
Michael J. Mullen, C.P.A. (1)(2)(3)(5)	50	2004	Director
John T. Preston (1)(2)(5)	59	2004	Director
William Guinness (2)	69	2006	Director
Henry Brem (4)	56	2007	Director
Gary E. Frashier (1)(3)(4)(5)	72	2007	Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of Nominating and Corporate Governance Committee.

(4)	Member of the Science and Technology Committee.

(5)	Member of the Finance Committee.
     The principal occupations and qualifications of each director are as follows:
     Peter G. Savas. Mr. Savas has been the Chairman of the Board and our Chief Executive Officer since September 2004. From March 2004 to September 2004, Mr. Savas was the Managing Partner of Tughill Partners, a life sciences consulting firm. From September 2000 to March 2004, Mr. Savas served as Chief Executive Officer and President and, from April 2001 to March 2004, as Chairman, of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From 1992 to 2000, Mr. Savas served as President of Unisyn, Inc., a contract manufacturer of biologics, and was also Unisyn’s Chief Executive Officer from 1995 to 2000. Mr. Savas serves on the board of directors of pSivida Corp., a leading drug delivery company.
     Robert S. Langer, Jr., Sc.D. Dr. Langer has been a member of our Board since June 2000. Dr. Langer is an Institute Professor at the Massachusetts Institute of Technology (“MIT”) and has been on the faculty of MIT since 1977. Dr. Langer serves on the boards of directors of Momenta Pharmaceuticals, Inc., a biotechnology company, Echo Therapeutics, Inc., a medical device and specialty pharmaceutical company, and Wyeth, a pharmaceutical company. In addition, Dr. Langer is on the board of directors of several private companies.
     Michael J. Mullen, C.P.A. Mr. Mullen has been a member of our Board since June 2004. Mr. Mullen has been the Chief Financial Officer of Magellan Biosciences, Inc., a clinical diagnostics company, since July 2006. From March 2006 to July 2006, Mr. Mullen was an independent consultant. From February 2003 to March 2006, Mr. Mullen was the Chief Financial Officer of JMH Capital, a private equity firm. From September 2000 to December 2002, Mr. Mullen was the Chief Financial Officer of Magellan Discovery Technologies, a private equity sponsored buyout firm.
     John T. Preston. Mr. Preston has been a member of our Board since June 2004. Mr. Preston has been a Partner of C Change Investments Since June 2008 and President and Chief Executive Officer of Continuum Energy Technologies since April 1999. He is also a Senior Lecturer at MIT. Mr. Preston serves on the board of directors of Clean Harbors, Inc., an environmental services and hazardous waste treatment company. In addition, Mr. Preston is on the board of directors of several private companies.
     William Guinness. Mr. Guinness has been a member of our Board since July 2006. Mr. Guinness has been Chairman of Sibir Energy plc, a UK independent oil and gas production company, since March 1999, having previously been a Non-Executive Director of Pentex Energy plc and Pentex Oil plc. Since 1988, Mr. Guinness has been involved with various private venture capital operations, which cover areas as diverse as metal manufacturing, general aviation and fine art consultancy. Mr. Guinness is also a director of a number of private companies involved in a wide range of commercial activities. Mr. Guinness previously served on our Board of Directors from June 30, 2003 to September 20, 2003.
     Henry Brem. Dr. Brem has been a member of our Board since February 2007. Dr. Brem is a professor at Johns Hopkins University School of Medicine and has been on the faculty since 1984. Dr. Brem serves as the Director of the Department of Neurosurgery, Harvey Cushing Professor of Neurosurgery, Ophthalmology, and Oncology. Dr. Brem is also Director of the Hunterian Neurosurgical Research Laboratory. Dr Brem trained in surgery at the Peter Bent Brigham Hospital of Harvard Medical School, and in neurosurgery at the Neurological Institute of New York at Columbia University. Dr. Brem has authored more than 150 articles in scientific journals and has developed FDA-approved therapies for neurological diseases.

     Gary E. Frashier. Mr. Frashier has been a member of our Board since February 2007. Mr. Frashier, through his company Management Associates, has been a strategic consultant to emerging growth companies in the life sciences field since January 1999. Since June 2006, Mr. Frashier has served as a director and Executive Vice President, and since June 2007 as Chief Financial Officer and Secretary of Apex BioVentures Acquisition Corporation, a special purpose acquisition company. From 1990 until September 1998, Mr. Frashier served as Chief Executive Officer of OSI Pharmaceuticals, Inc., a biotechnology company, and, from January 1997 until September 2000, as its Chairman of the Board. From 1987 until 1990, Mr. Frashier served as President and CEO of Genex Corporation, a protein engineering company, and from 1984 until 1987, as Chairman and CEO of Continental Water Systems, Inc., a manufacturer and marketer of equipment to produce high purity water used by the pharmaceutical, medical, electronics and research industries. Previously, Mr. Frashier also served as Executive Vice President of Millipore Corporation, a provider of products and services to biopharmaceutical, manufacturing, clinical, analytical and research laboratories, and President of Millipore’s Waters Associates subsidiary. Mr. Frashier serves on the board of directors of Texmira Pharmaceuticals Corporation, a Canadian biopharmaceutical company, Apex BioVentures Acquisition Corp, a blank check company and Achillion Pharmaceuticals, Inc., a biopharmaceutical company.
Code of Business Conduct and Ethics
     We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We amended and restated our Code of Business Conduct and Ethics in July 2005. We have posted the Amended and Restated Code of Business Conduct and Ethics on our website, which is located at www.alseres.com. In addition, we intend to disclose on our website all disclosures that are required by law or The NASDAQ Stock Market, Inc. listing standards concerning any amendments to, or waivers from, any provision of the Code.
Executive Officers:
     The following is a list of our current executive officers and their principal positions:

			In Current
Name	Age	Position	Position Since
Peter G. Savas	60	Chairman of the Board of Directors and Chief Executive Officer	September 2004

Mark J. Pykett, V.M.D, Ph.D, M.B.A.	45	President and Chief Operating Officer	February 2005 (Chief Operating Officer since November 2004)

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	55	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary	September 2005 (Executive Vice President, Finance and Administration and Chief Financial Officer since July 2005)
     Mark J. Pykett, V.M.D, Ph.D, M.B.A. Dr. Pykett was appointed President and Chief Operating Officer in February 2005. Dr. Pykett previously served as Executive Vice President and Chief Operating Officer when he joined us in November 2004. In 1996, Dr. Pykett founded Cytomatrix, LLC, a biotechnology company, and served as its President and Chief Executive Officer until 2003, when Cytomatrix merged with Cordlife, Pte. Ltd., a subsidiary of CyGenics, Ltd., a biotechnology company. Dr. Pykett served as President of Cordlife from 2003 to 2004 and as President of CyGenics from 2004 until joining us and as a director of CyGenics until 2005. Dr. Pykett serves on the board of directors of Adventrx Pharmaceuticals, Inc., a biotechnology company.
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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities (“10% Holders”) to file with the Securities and Exchange Commission initial reports of ownership on a Form 3 and reports of changes in ownership of our common stock and our other equity securities on a Form 4 or Form 5. Directors, executive officers and 10% Holders are required by Securities and Exchange Commission regulations to furnish to us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the Forms 3, 4 and 5

(and any amendments thereto) furnished to us and the written representations made by the reporting persons to us, we believe that during fiscal 2008 each of our directors, officers and 10% Holders filed all of their respective reports required by Section 16(a) in a timely fashion, except as described herein. Robert Gipson, a 10% holder, failed to timely file Forms 4 with respect to the purchase of convertible promissory notes in March and June, 2008 and shares of common stock and warrants on November 20, 2008. Mr. Gipson filed such information on a Form 4 with the SEC on April 23, 2009.
Audit Committee
     Our Board has a standing Audit Committee that currently consists of Messrs. Mullen, Preston and Guinness. Our Board has determined that each of the members of the Audit Committee are independent as defined under the rules of the Nasdaq Stock Market and the independence requirements contemplated by Rule 10A-3 under the Exchange Act.
     The Board has also determined that Mr. Mullen is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.
ITEM 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2008
     The following table sets forth information concerning compensation for services in all capacities earned by our Chief Executive Officer, our Chief Financial Officer and each other of our executive officers as of December 31, 2008, collectively referred to as the Named Executive Officers for the fiscal years indicated.

					Incentive
Name and			Stock	Option	Plan	All Other
Principal		Salary	Awards(1)	Awards(2)	Compensation(3)	Compensation(4)	Total
Position	Year	($)	($)	($)	($)	($)	($)
Peter G. Savas	2008	$472,500	$—	$304,695	$—	$20,313	$797,508
Chairman and CEO (5)	2007	$450,000	$33,750	$361,583	$191,250	$29,188	$1,065,771

Mark J. Pykett,	2008	$357,000	$—	$166,487	$—	$11,625	$535,112
V.M.D, Ph.D, M.B.A.	2007	$340,000	$20,400	$185,805	$115,600	$15,500	$677,305
President and Chief Operating Officer

Kenneth L. Rice, Jr.,	2008	$315,000	$—	$139,593	$—	$11,625	$466,218
J.D., LL.M.,	2007	$300,000	$13,500	$161,240	$76,500	$15,500	$566,740
M.B.A. Executive Vice President and Chief Financial Officer

Frank Bobe,	2008	$315,000	$—	$323,760	$—	$11,625	$650,385
Ph.D., M.B.A. Executive	2007	$212,500	$10,125	$311,987	$57,375	$22,450	$614,437
Vice President and Chief Business Officer

(1)	No stock awards were granted to the above officers during the fiscal year ended December 31, 2008.

(2)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to fiscal 2008, except that (i) such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and (ii) the amounts reported in these columns reflect additional expense resulting from the requirements of the SEC to report option grants made prior to 2008 using the modified prospective transition method pursuant to FAS 123(R). The assumptions used by us with respect to the valuation of option grants are set forth in Note 7 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

(3)	The amounts disclosed in this column were awarded under our variable cash compensation plan. No variable cash compensation was paid with respect to fiscal 2008 due to our cash constraints and in light of the fact that the 2008 corporate performance targets were not achieved. The amounts earned in fiscal 2007 were paid after the conclusion of that fiscal year. The variable cash compensation targets for each executive are established by the Compensation Committee of our board of directors each year in its discretion, typically range from 35%-50% of an executive’s base salary, and consist of both corporate targets and individual objectives, weighted roughly equally.

(4)	The amounts listed in the category of “All Other Compensation” consist of the following:

					401(k) Matching
Name	Year	Disability	Relocation ($)		Contribution ($)	Total ($)
Peter G. Savas	2008	$8,688	$—		$11,625	$20,313
	2007	$8,688	$—		$20,500	$29,188

Mark J. Pykett,	2008	$—	$—		$11,625	$11,625
V.M.D., Ph.D,	2007	$—	$—		$15,500	$15,500
M.B.A.

Kenneth L. Rice, Jr.,	2008	$—	$—		$11,625	$11,625
J.D., LL.M.,	2007	$—	$—		$15,500	$15,500
M.B.A.

Frank Bobe, Ph.D.,	2008	$—	$—		$11,625	$11,625
M.B.A	2007	$—	$6,950	(1)	$15,500	$22,450

(1)	Represents reimbursement of relocation expenses incurred in connection with relocating from Montreal, Canada to Massachusetts, inclusive of a tax gross-up.

(5)	Mr. Savas is also a member of our board of directors, but does not receive any additional compensation in his capacity as a director.
     We have entered into employment agreements with each of our named executive officers, which are effective for one year terms and automatically renew for additional 12 month periods thereafter, unless either party notifies the other party in writing not less than 90 days prior to expiration. These agreements establish base salaries (subject to annual adjustment by the Compensation Committee), provide other benefits, and include confidentiality and non-competition provisions. Subject to certain contingencies, each Named Executive Officer is entitled to a severance allowance in the event that he is terminated in certain circumstances, as more fully described under the caption “Potential Payments Upon Termination or Change-in-Control” below.
     Our Compensation Committee typically makes initial awards of stock options to new executives and additional grants as part of our overall compensation program annually thereafter in conjunction with the review of their individual performance. Historically, we have generally granted stock options subject to time-based vesting, typically over the first three to four years of the ten-year option term. However, in January 2006, the Compensation Committee granted option awards to each of our executive officers, subject to vesting upon the achievement of certain corporate milestones. These performance-based vesting stock options were all cancelled in January 2009 in connection with an option repricing program.
     Vesting and exercise rights cease shortly after termination of employment except in the case of death or disability or as specifically set forth in the respective employment agreements. Prior to the exercise of an option, the holder has no rights as a stockholder with respect to the shares subject to such option, including voting rights and the right to receive dividends or dividend equivalents.
     We set the exercise price of all stock options to be equal to or greater than the closing price of our common stock on the grant date. No option grants were awarded to our Named Executive Officers in 2008.

Outstanding Equity Awards at Fiscal Year-End 2008
     The following table sets forth information regarding outstanding option awards held by our Named Executive Officers as of December 31, 2008.

	Option Awards
				Equity Incentive
	Number of		Number of	Plan Awards:
	Securities		Securities	Number of
	Underlying		Underlying	Securities
	Unexercised		Unexercised	Underlying	Option
	Options		Options	Unexercised	Exercise	Option
	(#)		(#)	Options	Price	Expiration
Name	Exercisable		Unexercisable	(#)	($)	Date
Peter G. Savas	127,605	(1)	—	222,395	$2.50	1/05/2016
	200,000	(2)	—	—	$2.31	3/10/2015
	400,000	(3)	—	—	$3.75	9/09/2014
	100,000	(4)	100,000	—	$2.87	6/06/2017

Mark J. Pykett, V.M.D, Ph.D, M.B.A.	82,031	(1)	—	142,969	$2.50	1/05/2016
	100,000	(2)	—	—	$2.31	3/10/2015
	96,875	(3)	3,125	—	$3.75	2/03/2015
	100,000	(3)	—	—	$3.75	11/17/2014
	50,000	(4)	50,000	—	$2.87	6/06/2017

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	82,031	(1)	—	142,969	$2.50	1/05/2016
	300,000	(2)	—	—	$3.25	7/17/2015
	50,000	(4)	50,000	—	$2.87	6/06/2017

Frank Bobe, Ph.D, M.B.A	300,000	(5)	—	—	$2.94	12/31/2010

(1)	Subject to certain conditions, the stock option vests monthly as to 1/96th of the shares granted thereunder, subject to acceleration upon the issuer’s achievement of certain performance objectives.

(2)	The options are 33% exercisable initially, and thereafter vest in 36 equal monthly installments.

(3)	The options are 25% exercisable initially, and thereafter vest in 48 equal monthly installments.

(4)	The options vest in equal monthly installments over 36 months.

(5)	These options were accelerated at December 31, 2008 upon Mr. Bobe’s termination per the terms of his employment agreement.
Potential Payments Upon Termination or Change-in-Control
     On March 31, 2006, we entered into employment agreements with each of Messrs. Savas, Pykett and Rice effective January 1, 2006 for a term of one year, and on April 16, 2007, we entered into an employment agreement with Mr. Bobe. These four agreements are collectively referred to as the Employment Agreements. Each Employment Agreement automatically renews for an additional 12 month period, unless either party notifies the other party in writing not less than 90 days prior to expiration.
     In general, in the event of termination without “cause” (as defined in the Employment Agreements) or voluntarily by an executive within one year following a “change in control” (as defined below), the Employment Agreements provide for (i) a cash severance payment equal to the sum of 75% — 100% of the sum of an executive’s highest base salary in effect during the preceding 12 month period and the average annual cash bonus paid during the preceding twenty-four month period, (ii) the continuation of health care benefits for a period of 9 to 12 months following termination of employment, and (iii) full acceleration of the vesting of all of the executive’s unvested equity awards. In the event of termination of employment by us for “disability” (as defined in the Employment Agreements), the Employment Agreements provide for a cash severance payment equal to the sum of 75% — 100% of the sum of an executive’s highest base salary in effect during the preceding 12 month period and the average annual cash bonus paid during the preceding twenty-four month period.
     A “change in control” means:
(1)	an acquisition of any of our voting securities by any person immediately after which such person has beneficial ownership of 45% or more of the combined voting power of our then outstanding voting securities; or

(2)	approval by our stockholders of:

(a) our merger, consolidation, share exchange or reorganization, unless our stockholders, immediately before such merger, consolidation, share exchange or reorganization, own, directly or indirectly immediately following such merger, consolidation, share exchange or reorganization, at least 51% of the combined voting power of the outstanding voting securities of the corporation that is the successor in such merger, consolidation, share exchange or in substantially the same proportion as their ownership of the voting securities immediately before such merger, consolidation, share exchange or reorganization; or

(b) our complete liquidation or dissolution; or

(c) an agreement for the sale or other disposition of all or substantially all of our assets.

     If the employment of any Named Executive Officer is terminated, unless employment is terminated without cause or after the occurrence of a change in control, such Named Executive Officer will remain subject to certain conditions regarding non-competition, non-solicitation and confidentiality, for a period of one year following the date of termination of employment.
     Mr. Bobe was no longer an employee as of December 31, 2008, and is involved in a dispute with us regarding the terms of his separation.
Compensation of Directors
     In 2008, our non-employee directors consisted of: (i) Robert S. Langer, Jr.; (ii) Michael J. Mullen; (iii) John T. Preston, (iv) William Guinness, (v) Henry Brem, and (vi) Gary E. Frashier.
Our non-employee director compensation is as follows:
(i) an annual retainer of $25,000;
(ii) a fee per meeting attended of $2,500; and
(iii) an annual fee of $10,000 for chairing each of the Nominating and Corporate Governance and Science and Technology committees and $20,000 for chairing each of the Audit and Compensation Committees.
     Each new non-employee director is automatically granted an option to purchase 25,000 shares of our common stock, referred to as New Director Options, upon initial election or appointment, or the Automatic Grant Date. The exercise price of any New Director Options granted shall equal the fair market value of shares of our common stock subject thereto on the Automatic Grant Date. New Director Options immediately vest as to 1/3 of the shares with the remaining 2/3 of the shares subject to such New Director Options vesting in equal monthly installments over two years, or New Director Option Vesting.
     Each non-employee director is automatically granted an option to purchase 25,000 shares of our common stock annually, or the Annual Director Options. The Annual Director Options are granted in the fourth quarter of each calendar year, or the Annual Grant Date. The exercise price of any Annual Director Options granted shall equal the fair market value of shares of our common stock subject thereto on the Annual Grant Date. Annual Director Options vest in equal monthly installments over two years, or Annual Director Option Vesting. Newly elected non-employee directors are eligible to receive the Annual Director Options in the fourth quarter of the second calendar year of service.
          During 2008, the Company did not grant the Annual Director Options in accordance with the compensation plan as described above. The Annual Director Options were granted in January 2009.
As described more fully below, this table sets forth the compensation information for our non-employee directors in 2008:

		Option
	Fees Earned or	Awards ($)	All Other	Total
Name	Paid in Cash ($)(1)	(2)	Compensation ($)	($)
Robert S. Langer, Jr. Sc.D	$47,500	$55,684	$52,500 (3)	$155,684
Michael J. Mullen, C.P.A	$67,500	$55,636	$—	$123,136
John T. Preston	$57,500	$55,636	$—	$113,136
William Guinness	$42,500	$52,131	$—	$94,631
Henry Brem	$40,000	$37,317	$—	$77,317
Gary E. Frashier	$52,500	$37,317	$—	$89,817

(1)	As of March 31, 2009, portions of the fees earned in 2008 had not been paid.

(2)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to SFAS, No. 123(R), “Share-Based Payment”, or FAS 123(R), with respect to 2008. Such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and with respect to Messrs. Langer, Mullen and Preston, the amounts reported in these columns reflect additional expense resulting from the requirements of the SEC to report option grants made prior to 2008 using the modified prospective transition method pursuant to FAS 123(R). There were no forfeitures of options in 2008 by our directors. The assumptions used by us with respect to the valuation of option grants are set forth in Note 7 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
     As of December 31, 2008, the number of shares underlying options held by each non-employee director was as follows:

Number of Securities
Underlying Unexercised
Name	Options
Robert S. Langer, Jr. Sc.D	137,103
Michael J. Mullen, C.P.A.	100,417
John T. Preston	100,417
William Guinness	55,000
Henry Brem	45,000
Gary E. Frashier	45,000

(3)	Represents amounts earned under a consulting agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
     The following table sets forth information, as of March 31, 2009, regarding the beneficial ownership of our common stock by:
•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of our outstanding common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.
     Unless otherwise indicated below, the address for each listed director and executive officer is c/o Alseres Pharmaceuticals, Inc., 239 South Street, Hopkinton, Massachusetts 01748. Beneficial ownership shown is determined in accordance with the rules of the Securities and Exchange Commission and, as a result, includes voting and investment power with respect to shares.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (2)
5% Beneficial Owners of Common Stock:

Robert L. Gipson (3)	18,807,226	63.63%
c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006

Thomas L. Gipson (4)	7,707,504	31.62
c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006

Ingalls & Snyder Value Partners, LP (5)	8,426,667	30.77
61 Broadway, New York, NY 10006

Ingalls & Snyder LLC (6)	4,201,800	18.22
61 Broadway, New York, NY 10006

Arthur Koenig (7)	3,456,500	14.18
c/o Duferco Steel Inc. Metro Park South 100 Matawan Rd Suite 400 Matawan, NJ 07747-3916

Highbridge International LLC (8)	2,580,747	10.07
c/o Highbridge Capital Management, LLC 9 West 57th Street, 27th Floor New York, NY 10019

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (2)
Directors and Named Executive Officers:

Peter G. Savas (9)	1,161,212	4.80
Chairman of the Board and Chief Executive Officer

Mark J. Pykett, V.M.D., Ph.D., M.B.A (10)	631,777	2.67
President and Chief Operating Officer

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A. (11)	379,485	1.62
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary

Robert S. Langer, Jr. Sc.D. (12)	133,978	*
Director

Michael J. Mullen, C.P.A. (13)	97,492	*
Director

John T. Preston (14)	97,292	*
Director

William Guinness (15)	51,875	*
Director

Henry Brem (16)	43,333	*
Director

Gary E. Frashier (17)	43,333	*
Director

All directors and executive officers as a group (9 persons) (18)	2,639,777	10.28%

*	Represents less than 1% of the outstanding shares.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage ownership for each holder is based on 23,055,645 shares of common stock outstanding on March 31, 2009, plus any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder that will become exercisable within 60 days after March 31, 2009.

(3)	Information is based on a Schedule 13G/A filed January 30, 2009 with the SEC. Mr. Gipson is a Senior Director of Ingalls & Snyder, LLC. Consists of (i) 12,306,004 shares of our common stock currently issued and outstanding, (ii) 1,000,000 shares of our common stock into which 40,000 shares of our Series F Convertible Preferred Stock, $0.01 par value per share, or Series F Preferred, were convertible as of March 31, 2009, and (iii) 5,501,222 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $13,753,056 were convertible as of March 31, 2009. As of March 31, 2009, Mr. Gipson held 100% of the issued and outstanding Series F Preferred.

(4)	Information is based on a Schedule 13G/A filed January 30, 2009 with the SEC. Consists of (i) 6,386,004 shares of our common stock currently issued and outstanding, and (ii) 1,321,500 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $3,303,750 were convertible as of March 31, 2009.

(5)	Information is based on a Schedule 13G/A filed January 30, 2009 with the SEC. Consists of (i) 4,100,000 shares of our common stock currently issued and outstanding, and (ii) 4,326,667 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $10,816,668 were convertible as of March 31, 2009.

(6)	Information is based on a Schedule 13G/A filed January 30, 2009 with the SEC. Ingalls & Snyder LLC beneficially owns 4,201,800 shares of common stock and has shared power to dispose or direct the disposition of 4,201,800 shares. Securities reported under shared dispositive power include securities owned by clients of Ingalls & Snyder LLC, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts. Such clients include Ingalls & Snyder Value Partners, LP.

(7)	Information is based on a Schedule 13G/A filed January 30, 2009 with the SEC. Consists of (i) 2,135,000 shares of our common stock currently issued and outstanding, and (ii) 1,321,500 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $3,303,750 were convertible as of March 31, 2009.

(8)	Information is based on a Schedule 13G/A filed February 10, 2009 with the SEC. Consists of 2,580,747 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $6,451,867 were convertible as of March 31, 2009.

(9)	Includes 1,150,000 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(10)	Includes 625,000 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(11)	Includes 375,000 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(12)	Consists of 133,978 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(13)	Consists of 97,292 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date and 200 shares of common stock held by a revocable trust of which Mr. Mullen is the trustee.

(14)	Consists of 97,292 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(15)	Consists of 51,875 shares of common stock issuable upon exercise of options that are exercisable as of March 31, 2009 or 60 days after such date.

(16)	Consists of 43,333 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(17)	Consists of 43,333 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2009 or 60 days after such date.

(18)	See footnotes 8 through 17.
Equity Compensation Plan Information
     This table shows information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2008. As required by the Securities and Exchange Commission rules, we include in footnote (2) to this table a brief description of the material features of our option issuances that have not been approved by our stockholders.

			Number of Securities
			Remaining Available for
			Future issuance Under
			Equity Compensation
	Number of Securities to be	Weighted-Average	Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,989,903	$2.75	828,895

Equity compensation plans not approved by security holders (2)	1,194,500	$3.29	—

Total	4,184,403	$2.90	828,895

(1)	Includes our:
•	Amended and Restated Omnibus Stock Option Plan;

•	1998 Omnibus Stock Option Plan;

•	Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan; and

•	2005 Stock Incentive Plan.

(2)	On June 3, 2005, we granted an aggregate of 39,500 non-qualified options to purchase shares of our common stock to Mary Wallace, our Director of Strategic Marketing and Commercialization, Sharon Correia, our Director of Corporate Communications and Investor Relations, and Fraser McNeilly, our Director of Information Technology, in connection with the commencement of their employment with us. These options were granted without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A)(iv) under the following terms: ten-year duration, an exercise price of $2.24 per share and equal monthly vesting over three years.

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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Independence
     Under applicable NASDAQ rules, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that none of Messrs. Brem, Frashier, Guinness, Langer, Mullen, or Preston, each of whom serves on at least one of our Audit, Compensation, Nominating and Corporate Governance, Science and Technology and Finance Committees, has a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under Rule 4200(a)(15) of the NASDAQ Stock Market Inc., Marketplace Rules.
Certain Relationships and Related Transactions
     For information relating to a consulting agreement with Mr. Langer, who served during 2008 as a member of our Compensation Committee, see Corporate Governance — Compensation of Directors. For information relating to our employment and severance arrangements with our Named Executive Officers, see “EXECUTIVE COMPENSATION — Potential Payments Upon Termination or Change-in-Control.”

Common Stock
     In November 2008, we completed a private placement with Robert Gipson of 543,478 shares of its common stock which raised $1,000,000 in gross proceeds. In connection with the November 2008 private placement, we also issued warrants (the “November 2008 Warrants”) to purchase 543,478 additional shares of common stock that were exercisable at $1.84 per share between six months and two years after the closing. In connection with the private placement, we agreed with Mr. Gipson (the “Letter Agreement”) that if we sold shares of its common stock at a price below $1.84, subject to certain exceptions, prior to December 31, 2009, Mr. Gipson would be entitled to receive, for no additional consideration, additional shares of common stock and warrants in accordance with a pre-determined formula.
     In January 2009, we completed a private placement with Robert Gipson of 1,000,000 shares of its common stock which raised $1,000,000 in gross proceeds. In addition, we issued an additional 456,522 shares of its common stock to Mr. Gipson pursuant to a Letter Agreement. In connection with the January 2009 private placement, Mr. Gipson agreed to the cancellation of the November 2008 Warrants.
Promissory Notes
     On March 18, 2008, we amended and restated our outstanding amended and restated unsecured convertible promissory note purchase agreement in favor of Robert L. Gipson, a holder of greater than 5% of our outstanding capital stock, or the March 2008 Amended Purchase Agreement, to (i) increase the amount we could borrow by $5,000,000 to $30,000,000 and (ii) provide that we may incur up to an additional $5,000,000 of indebtedness from the Purchasers upon the same terms and conditions pursuant to the March 2008 Amended Purchase Agreement. In March 2008, we issued a convertible promissory note to Robert Gipson in the aggregate principal amount of $5,000,000 pursuant to the March 2008 Amended Purchase Agreement.
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
     In February 2009, Neurobiologics, Inc., or the Subsidiary, issued to Robert Gipson an unsecured promissory note, pursuant to which the Subsidiary borrowed an aggregate principal amount of $1,000,000 (the “Subsidiary Note”). Interest on the Subsidiary Note accrues at the rate of 7% per annum and all principal and accrued interest is due and payable on demand of Mr. Gipson.
     As of March 31, 2009, we had issued six promissory notes, including the note with the Subsidiary, for an aggregate principal amount of $35,880,000.
     In March and April 2009, we entered into three Securities Purchase Agreements to sell 60,000 shares of our Series F Convertible Preferred Stock, $0.01 par value per share, or the Series F Preferred Stock, to Robert Gipson for gross proceeds of $1,500,000.
CETHRIN License
     In December 2006, we entered into a license agreement, or the CETHRIN License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including but not limited to CETHRIN® as further defined in the CETHRIN License. The CETHRIN License calls for us to conduct development and commercialization activities of CETHRIN and , to pay certain pre-commercialization milestones and on-going royalties on sales of CETHRIN when and if approved for marketing. The CETHRIN License includes a development plan with discrete development milestones which, if not met, could result in additional payments to BioAxone and/or loss of some or all of our license rights.
     Under the CETHRIN License, we agreed to $10,000,000 in up-front payments of which we paid BioAxone $2,500,000 upon execution of the CETHRIN License and $7,500,000 in March 2007. We also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. The CETHRIN License provides for a series of performance milestones any of which, if not achieved by us in the timeframes agreed in the CETHRIN License, could form the basis of a claim for compensation to BioAxone and possibly the termination of some or all of our rights under the CETHRIN License. The CETHRIN License further provides us with relief from our performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with CETHRIN during its development. Additionally, the CETHRIN License provides a warranty that all of the clinical materials provided to us by BioAxone in connection with the CETHRIN License were manufactured in accordance with cGMP.
     On January 22, 2009, we received notice from BioAxone alleging that we failed to meet one of the performance milestones in the CETHRIN License that was required to have been met on or before January 1, 2009. This notice purported to terminate the CETHRIN License, sought payment of a $2,000,000 penalty from us to BioAxone for such purported failure and requested that we transfer to BioAxone its rights to the Master Cell Bank and all licensed intellectual property under the CETHRIN License.
     We believe that the purported termination is without effect. Our performance obligations under the CETHRIN License are specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which CETHRIN is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represents such a safety risk for CETHRIN. We have notified BioAxone of the contamination issue and its position that the purported termination and demand for payment is considered to be without effect. The CETHRIN License provides for all disputes arising out the CETHRIN License to be settled by binding arbitration. In the event we are unable to reach an agreement with BioAxone with respect to the licensing of CETHRIN, we intend to pursue arbitration.
     We believe that BioAxone has not met the requirements of the CETHRIN License. We are working with BioAxone to address deficiencies related to BioAxone’s production of CETHRIN but there is no assurance that we will be able to do so. Any failure to address these deficiencies could delay future clinical development for CETHRIN. Current development for CETHRIN, including the manufacturing of additional CETHRIN drug product, has been suspended until such time that we have resolved its dispute with BioAxone, secured additional working capital and/or a strategic partnership, and discussed the future development plan with the regulatory authorities.
     Frank Bobe, our former Executive Vice President and Chief Business Officer was a former Chairman and Chief Executive Officer at BioAxone.
     On April 24, 2009 we entered into an agreement, the Amendment Agreement, with BioAxone pursuant to which the CETHRIN License was amended to provide that during a specified period, the SubLicense Period, we will use reasonable commercial efforts to enter into a sublicense agreement for the technology licensed to us under the CETHRIN License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the CETHRIN License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event we execute a sublicense agreement within the SubLicense Period that meets certain specified minimum terms, we will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If we fail to execute a sublicense agreement during the SubLicense Period, the CETHRIN License and our right to sublicense it will terminate and we will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into a future third party license agreement for the CETHRIN technology. The Amendment Agreement includes a mutual release of all of the claims described that each party had previously alleged against the other under the CETHRIN License. Certain terms of the Amendment Agreement for which we are seeking Confidential Treatment are not disclosed herein.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees and Other Matters
        The following table summarizes the fees billed to us for professional services rendered by McGladrey & Pullen, LLP and PricewaterhouseCoopers LLP, our prior independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2008	2007
Audit Fees	$137,430	$115,800
Audit-Related Fees	7,200	19,000
Tax Fees	30,000	27,930
All Other Fees	2,445	—

Total Fees	$177,075	$162,730

Audit Fees
     Audit fees consist of fees for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.
Audit-Related Fees
     Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” These services include consultations concerning financial accounting and reporting matters not classified as audits.
Tax Fees
     Tax fees consist of fees for tax compliance, tax advice and tax planning services.
All Other Fees
     All other fees for 2008 consisted of fees relating to an accounting research tool.
Policy on Audit Committee Pre-approval of Audit and Permissible Non-audit Services of Independent Registered Public Accounting Firm
     Consistent with policies of the SEC regarding independent registered public accounting firm independence and our Audit Committee Charter, our Audit Committee has the responsibility for appointing, retaining, setting compensation and overseeing the work of the independent registered public accounting firm. Our Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. Our Audit Committee presently pre-approves particular services on a case-by-case basis. In assessing requests for services by the independent registered public accounting firm, our Audit Committee considers whether such services are consistent with the independent registered public accounting firm’s independence, whether the independent registered public accounting firm is likely to provide the most effective and efficient service based upon their familiarity with us, and whether the service could enhance our ability to manage or control risk or improve audit quality.
     All of the audit-related, tax and other services provided by McGladrey & Pullen, LLP and PricewaterhouseCoopers LLP in fiscal year 2008 and related fees were approved in advance by our Audit Committee. None of the services and fees were approved using the “de-minimis” exception under SEC rules.
     Our Audit Committee believes that the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.
     PricewaterhouseCoopers LLP served as our independent registered public accounting firm for 2006. On April 18, 2007, the Audit Committee of the Board of Directors dismissed PricewaterhouseCoopers LLP as our independent registered public accounting firm. The reports of PricewaterhouseCoopers LLP on our consolidated financial statements as of and for the fiscal years ended December 31, 2005 and 2006 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that the reports of PricewaterhouseCoopers LLP included an explanatory paragraph regarding the existence of substantial doubt about our ability to continue as a going concern.
     During our fiscal years ended December 31, 2005 and 2006 and through April 18, 2007 (the “Relevant Period”), (a) there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused them to make reference thereto in their reports on the financial statements for such years and (b) there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.
On April 18, 2007, the Audit Committee selected McGladrey & Pullen, LLP to serve as our independent registered public accounting firm to audit our consolidated financial statements beginning with the fiscal year ending December 31, 2007.
     During the Relevant Period, neither we nor anyone on behalf of us consulted with McGladrey & Pullen, LLP on any matter regarding: (1) either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our consolidated financial statements, and neither a written report nor oral advice was provided to us that McGladrey & Pullen, LLP concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (2) either a disagreement or a reportable event, as defined in Item 304(a)(1)(iv) and (v) of Regulation S-K, respectively.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The exhibits listed in the accompanying Exhibit Index are filed as part of this Amendment No. 1 to Annual Report on Form 10-K.

(b)	The financial statements are included in the original filing on Form 10-K.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2009.

Alseres Pharmaceuticals, Inc.

By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3 .9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3 .10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533

3 .11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533

Instruments Defining the Rights of Security Holders

4 .1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533

Series D

4 .2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

Series F

4 .3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533
Rights Agreement

4 .4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
4 .5	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4 .6	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4 .7	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533

4 .8	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4 .9	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

Miscellaneous

4 .10	Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533

4 .11	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533

Ingalls

4 .12	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4 .13	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4 .14	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4 .15	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

4 .16	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533

Material Contracts — Supply, License, Distribution

CMCC

10 .1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533

10 .2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
Harvard

10 .3	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10 .4	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10 .5	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

10 .6	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

10 .7	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10 .8	Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533

Nordion

10 .9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

10 .10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10 .11	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

10 .12	Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533

10 .13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10 .14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10 .15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

10 .16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533

10 .17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533

10 .18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
Organix

10 .19	License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10 .20	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10 .21	Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533

BioAxone

10 .22+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533

10 .23+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533

Material Contracts — Leases

10 .24	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

10 .25	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10 .26	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

10 .27	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10 .28	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements

10 .29	Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533

10 .30	Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533

10 .31	Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533

10 .32	Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533

10 .33	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2008	10.33	3/31/2009	000-6533

10 .34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533

10 .35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
10 .36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533

Management Contract or Compensatory Plan or Arrangement

10 .37#	Non-Employee Director Compensation Summary	10-K for 12/31/2008	10.37	3/31/2009	000-6533

10 .38#	Executive Officer Compensation Summary	10-K for 12/31/2008	10.38	3/31/2009	000-6533

10 .39#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

10 .40#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10 .41#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10 .42#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533

10 .43#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533

10 .44#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K for 12/31/2008	10.44	3/31/2009	000-6533

10 .45#	Amended and Restated Omnibus Stock Option Plan	10-K for 12/31/2008	10.45	3/31/2009	000-6533

10 .46#	Amended and Restated 1998 Omnibus Stock Option Plan	10-K for 12/31/2008	10.46	3/31/2009	000-6533

10 .47#	Amended and Restated 2005 Stock Incentive Plan	10-K for 12/31/2008	10.47	3/31/2009	000-6533

10 .48#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533

10 .49#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533

10 .50#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533

10 .51#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533

10 .52#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533

Additional Exhibits

21	Subsidiaries of the Registrant	10-K for 12/31/2008	21	3/31/2009	000-6533

23 .1	Consent of McGladrey & Pullen, LLP	10-K for 12/31/2008	23.1	3/31/2009	000-6533

23 .2	Consent of PricewaterhouseCoopers, LLP	10-K for 12/31/2008	23.2	3/31/2009	000-6533

31 .1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
31 .2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32 .1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K for 12/31/2008	32.1	3/31/2009	000-6533

32 .2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K for 12/31/2008	32.2	3/31/2009	000-6533

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.