Form 10-Q
period 2009-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2009-05-15
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑
     As of May 12, 2009, there were 23,055,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008, and for the period from inception (October 16, 1992) to March 31, 2009	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2008, and for the period from inception (October 16, 1992) to March 31, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3 Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T Controls and Procedures	27

Part II OTHER INFORMATION
Item 1 Legal Proceedings	28
Item 1A Risk Factors	28
Item 5 Other Information	29
Item 6 Exhibits	30

SIGNATURES	31
EX-10.6 SECURITIES PURCHASE AGREEMENT ROBERT L. GIPSON
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

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$502,275	$73,974
Security deposits	69,079	79,728
Prepaid expenses and other current assets	263,692	163,706

Total current assets	835,046	317,408
Fixed assets, net	159,275	178,643
Indemnity fund	115,705	115,462
Security deposits and other assets	198,069	233,737

Total assets	$1,308,095	$845,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,818,266	$4,895,799
Notes payable (Note 5)	1,000,000	—
Accrued lease (Note 6)	42,136	45,425

Total current liabilities	5,860,402	4,941,224
Convertible notes payable (Note 5)	33,625,253	33,456,374
Accrued interest payable (Note 5)	2,758,486	2,313,090
Accrued lease, excluding current portion (Note 6)	137,644	147,923

Total liabilities	42,381,785	40,858,611

Commitments and contingencies (Note 8)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 40,000 and 0 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively (liquidation preference and redemption value of $1,000,000 at March 31, 2009)	974,812	—

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 23,055,645 and 21,399,123 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	230,556	213,991
Additional paid-in capital	145,968,634	143,671,984
Deficit accumulated during development stage	(188,247,692)	(183,899,336)

Total stockholders’ deficit	(42,048,502)	(40,013,361)

Total liabilities and stockholders’ deficit	$1,308,095	$845,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			(October 16,
	Three Months Ended March 31,		1992) to
	2009	2008	March 31, 2009
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	1,828,015	2,658,974	113,608,064
General and administrative	1,970,122	2,244,371	61,471,375
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	3,798,137	4,903,345	187,225,983

Loss from operations	(3,798,137)	(4,903,345)	(186,325,983)
Other income (expense)	65,000	—	(1,517,878)
Interest expense, net	(618,551)	(459,418)	(8,102,452)
Investment income	3,332	36,825	7,698,621

Net loss	(4,348,356)	(5,325,938)	(188,247,692)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(4,348,356)	(5,325,938)	(197,539,993)

Basic and diluted net loss attributable to common stockholders per share	$(0.19)	$(0.26)

Weighted average common shares outstanding	22,712,553	20,806,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(4,348,356)	$(5,325,938)	$(188,247,692)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	173,153	133,961	2,681,718
Non-cash charges related to options, warrants and common stock	1,313,217	513,089	10,893,012
Amortization and depreciation	19,368	10,406	2,738,314
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(99,986)	(667,831)	458,874
(Decrease ) increase in accounts payable and accrued expenses	(77,533)	776,065	4,045,601
Increase in accrued interest payable	445,396	320,834	2,758,486
(Decrease) increase in accrued lease	(13,568)	(7,173)	179,780

Net cash used for operating activities	(2,588,309)	(4,246,587)	(148,494,863)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	(4,455)	(1,652,114)
Decrease (increase) in security deposits and other assets	42,041	26,478	(454,456)
(Increase) in indemnity fund	(243)	(795)	(115,705)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	1,231,233	132,004,923

Net cash provided by (used for) investing activities	41,798	1,252,461	(464,238)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,000,000	2,541	65,731,339
Proceeds from issuance of preferred stock	1,000,000	—	36,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	1,000,000	5,000,000	52,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	(25,188)	—	(5,612,855)

Net cash provided by financing activities	2,974,812	5,002,541	149,461,376

Net increase in cash and cash equivalents	428,301	2,008,415	502,275
Cash and cash equivalents, beginning of period	73,974	2,933,292	—

Cash and cash equivalents, end of period	$502,275	$4,941,707	$502,275

Supplemental cash flow disclosures:
Non-cash transactions (see Notes 5 and 7)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2009
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
     The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
     As of March 31, 2009, the Company has experienced total net losses since inception of approximately $188,248,000, stockholders’ deficit of approximately $42,049,000 and a net working capital deficit of approximately $5,025,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at March 31, 2009 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the approximate $1,025,000 in cash and cash equivalents available at May 12, 2009 combined with its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into June 2009. The Company must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital, it will need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. If the Company violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (Note 5), it may need to cease operations or reduce, cease or delay one or more of its research or development programs, adjust its current business plan and may not be able to continue as a going concern. Additionally, effective May 8, 2009 our common stock was suspended from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. We expect to be delisted from the NASDAQ Capital Market on or before May 22, 2009. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock is suspended from trading on, and will be delisted from, the NASDAQ Capital Market.”

     In connection with the common stock financing completed by the Company in March 2005 (the “March 2005 Financing”), the Company agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson and Arthur Koenig (the “March 2005 Investors”) that, subject to certain exceptions, it would not issue any shares of its common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by the Company should the price per share in such financing be set at less than $2.50.
   Reclassification
     Certain amounts in the prior period condensed consolidated financial statements have been reclassified to conform with the 2009 presentation.
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
     Stock options and warrants to purchase approximately 4.2 million and 4.4 million shares of common stock were outstanding at March 31, 2009 and 2008, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2009 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $4,348,356 and $5,335,248 for the three months ended March 31, 2009 and 2008, respectively. The difference between total comprehensive loss and net loss in the 2008 period is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     The Company has one stock option plan under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2009, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares.
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
     In January 2009, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 2,617,000 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 2,562,500 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $1.96 to $4.06, with a weighted average exercise price of $2.92. These cancellations were effected under the 2005 Plan and inducement grants pursuant to Nasdaq Marketplace Rule 4350, each of which expressly permitted option exchanges and all regrants were effected under the 2005 Plan. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on January 14, 2009, or $1.15 per share; (ii) exercisable through January 31, 2014; and (iii) 50% vesting on the date of grant, 25% vesting on February 28, 2009, and 25% vesting on March 31, 2009.

     Stock-based employee compensation expense recorded during the three months ended March 31, 2009 and 2008 is as follows:

	2009	2008
Research and development	$446,776	$144,549
General and administrative	666,439	283,362

	$1,113,215	$427,911

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.05)	$(0.02)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three months ended March 31, 2009 and 2008 was calculated using the following estimated weighted-average assumptions:

	2009	2008
Expected term	5 years	5 years
Risk-free interest rate	1.36%	2.5%
Stock volatility	90%	76%
Dividend yield	0%	0%
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
     As of March 31, 2009, there remained approximately $222,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 0.65 years.
     A summary of the Company’s outstanding stock options for the three months ended March 31, 2009 is presented below.

	Three months ended March 31,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,184,403	$2.90	4,457,965	$3.37
Granted	2,732,500	1.15	8,000	2.70
Exercised	—	—	(1,100)	2.31
Forfeited and expired	(2,785,187)	2.90	(18,361)	10.17

Outstanding at end of period	4,131,716	$1.75	4,446,504	$3.34

Options exercisable at end of period	3,765,153	$1.75	2,861,275	$3.64

     The weighted-average fair value of options granted was $0.80 and $1.52 during the three months ended March 31, 2009 and 2008, respectively.
The following table summarizes information about stock options outstanding at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-		Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,733,000	4.4 years	$1.15	2,473,000	4.1 years	$1.15
$2.00 — $3.00	1,093,113	6.0 years	2.50	1,040,613	5.8 years	2.47
$3.10 — $4.65	255,363	6.7 years	3.40	201,300	6.4 years	3.47
$4.99 — $6.96	28,500	4.0 years	5.47	28,500	4.0 years	5.47
$8.95 — $13.06	8,740	1.7 years	10.55	8,740	1.7 years	10.55
$15.62 — $22.36	13,000	0.4 years	17.09	13,000	0.4 years	17.09

	4,131,716	4.9 years	$1.75	3,765,153	4.7 years	$1.75

     The was no intrinsic value of outstanding options and exercisable options as of March 31, 2009. The intrinsic value of options vested during the three months ended March 31, 2009 was $0. The intrinsic value of options exercised during the three months ended March 31, 2009 and 2008 was $0 and $759, respectively.
As of March 31, 2009, 278,393 shares were available for grant under the 2005 Plan.
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
  Beneficial Conversion Features
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. In accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” the Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the

“Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. In accordance with EITF 00-27, “Application of EITF 98-5 To Certain Convertible Instruments” the value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Consolidated Statement of Operations of approximately $32,000 and $30,000 during the three months ended March 31, 2009 and 2008, respectively.
     The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Consolidated Statement of Operations of approximately $104,000 and $94,000 during the three months ended March 31, 2009 and 2008, respectively.
     The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $33,000 and $5,000 during the three months ended March 31, 2009 and 2008, respectively.
     In September 2008, Highbridge converted $120,000 of outstanding principal under the Highbridge Note into 48,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded additional interest expense of approximately $6,300 during the year ended December 31, 2008 related to the unamortized portion of the Highbridge BCF.
     At March 31, 2009, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $33,625,253 and the related accrued interest was classified as a long-term liability.
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
     According to a Schedule 13G/A filed with the SEC on April 23, 2009, Robert Gipson beneficially owned approximately 46.4% of the outstanding common stock of the Company on April 16, 2009. Robert Gipson, who serves as a Senior Director of I&S and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 30, 2009, Thomas Gipson beneficially owned approximately 29.0% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G/A filed with the SEC on January 30, 2009, Arthur Koenig beneficially owned approximately 9.7% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G filed with the SEC on January 30, 2009, ISVP owned approximately 16.5% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G filed with the SEC on February 10, 2009, Highbridge beneficially owned approximately 9.50% of the outstanding common stock of the Company on December 31, 2008.
6. Exit Activities
  Office Relocation
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At March 31, 2009, the security deposit under the Lease Agreement was approximately $159,000.
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
     The activity related to the lease accrual at March 31, 2009, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2008	Receipts 2009	March 31, 2009
Lease Amendment	$193,348	$13,568	$179,780
Short-term portion of lease accrual	45,425		42,136

Long-term portion of lease accrual	$147,923		$137,644

     During the three months ended March 31, 2009 and 2008, the Company recorded approximately $7,100 and $10,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
  Terminations
     In January 2009, the Company decided to streamline operations and terminated seven employees in order to address its existing cash constraints. Termination benefits were awarded in accordance with each employee’s respective employment arrangement. In accordance with SFAS 146, the Company recognized approximately $81,000 related to one-time termination benefits in the accompanying condensed consolidated statements of operations during the three months ended March 31, 2009.
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
     Redemption.   At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by the Company at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from the Original Issue Date until the redemption date.
     In April and May 2009, the Company completed the sale of an additional 60,000 shares of our Series F Stock to Robert Gipson for gross proceeds of $1,500,000.
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
     On April 24, 2009, the Company entered into an agreement, (the “Amendment Agreement”), with BioAxone pursuant to which the Cethrin License was amended to provide that during a specified period, the SubLicense Period, the Company will use reasonable commercial efforts to enter into a sublicense agreement for the technology licensed to us under the Cethrin License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the Cethrin License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event the Company executes a sublicense agreement within the SubLicense Period that meets certain specified minimum terms, the Company will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If the Company fails to execute a sublicense agreement during the SubLicense Period, the Cethrin License and the Company’s right to sublicense it will terminate and the Company will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into a future third party license agreement for the Cethrin technology. The Amendment Agreement includes a mutual release of all of the claims that each party had previously alleged against the other under the Cethrin License. Certain terms of the Amendment Agreement for which the Company is seeking Confidential Treatment are not disclosed herein.
   Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a contract manufacturing organization (the “CMO”) for the Cethrin product. The Company was not satisfied with the services rendered by the CMO. The two companies have had a number of meetings to resolve the issues but have been unsuccessful. The Company informed the CMO that the agreement between the parties is considered terminated as the Company believes the CMO materially breached the agreement. Based on the terms of the agreement, the Company requested that the advance payment held by the CMO be offset by the amount payable for work performed to date. The CMO responded claiming they do not believe they breached the agreement and therefore does not accept the termination. In addition, the CMO has demanded the Company pay them for the work performed to date. As of March 31, 2009, no amounts under the agreement with the CMO are accrued in the accompanying Condensed Consolidated Balance Sheet relating to a potential settlement of this matter. Included in the accompanying Condensed Consolidated Balance Sheet is approximately $561,000 payable to the CMO for work performed as of March 31, 2009. The Company expensed the advance payment of $592,000 during the year ended December 31, 2008. The Company continues to negotiate with the CMO but there can be no assurance as to the outcome of this matter.
     On January 9, 2009, we announced that Frank Bobe, Executive Vice President and Chief Business Officer, left our employ. On March 4, 2009, Mr. Bobe filed a lawsuit in the state Superior Court in Middlesex County, Massachusetts naming us as defendant alleging breach of his employment agreement. The complaint alleges damages in the amount of $349,063 for severance and other benefits, plus additional attorney’s fees. At March 31, 2009 the Company believes that its accrued liabilities in the accompanying statements of operations at March 31, 2009 reflect the probable outcome for this matter. We intend to defend the action vigorously.
9. Income taxes
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
     The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of March 31, 2009.

     The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2005 through December 31, 2008. However, because we are carrying forward income tax attributes, such as net operating losses from 2004 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction.
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
     The following table sets forth our financial assets that were measured at fair value on a recurring basis at March 31, 2009 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at March 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds — current assets	$538,191	$538,191	$—	$—
Money market funds — long term assets	$115,705	$115,705	$—	$—

Total	$653,896	$653,896	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
11. New Accounting Pronouncements
     In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”, (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The impact of applying this consensus will depend on the terms of the future research and development contractual arrangements entered into on or after December 15, 2008.
     In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 will therefore be applicable to non-financial assets and liabilities for the Company’s fiscal year commencing January 1, 2009. The adoption of SFAS No. 157 did not have a material impact on the Company’s financial position, results of operations or cash flow.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP APB 14-1 did not have a material impact on the Company’s financial position, results of operations or cash flow.
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
     In April 2009, FASB issued FSP, SFAS No. 107-1 and APB, No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that the adoption of SFAS No. 107-1 and APB No. 28-1 will not have a material impact on the Company’s consolidated results of operations and financial position.
     In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 157-4 will not have a material impact on the Company’s consolidated results of operations and financial position.
Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors” and also carefully review the risks outlined in other documents that we file from time to time with the SEC.
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
     At March 31, 2009, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS, No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of March 31, 2009, we have experienced total net losses since inception of approximately $188,248,000, stockholders’ deficit of approximately $42,049,000 and a net working capital deficit of approximately $5,025,000. The cash and cash equivalents available at March 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. The Company believes that the approximate $1,025,000 in cash and cash equivalents available at May 12, 2009 combined with its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into June 2009. The Company must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, effective May 8, 2009 our common stock was suspended from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. We expect to be delisted from the NASDAQ Capital Market on or before May 22, 2009. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock is suspended from trading on, and will be delisted from, the NASDAQ Capital Market.”
     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On May 12, 2009, the closing price of our common stock was $0.77. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
Cost Reduction
     In light of current conditions in the global financial markets and our severe cash constraints we have taken steps to reduce our on-going cash expenses. In January 2009, we terminated seven employees, reduced the salary of most of the remaining employees and cut back certain employee benefits. The costs related to these actions consist primarily of one-time termination costs. The terminations and salary reductions are expected to reduce compensation costs by approximately $1,100,000 annually.
Product Development
   Molecular Imaging Program
     The Altropane molecular imaging agent is being developed for the differential diagnosis of Parkinsonian Syndromes or PS, including Parkinson’s disease or PD, and non-PS in patients with an upper extremity tremor. In July 2007, we completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the US Food and Drug Administration (FDA) under the Special Protocol Assessment

(SPA) process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis.
     We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to shareholders and investors. We expect that our molecular imaging agents, particularly Altropane in Phase III, have the potential to increase our long-term value. To maximize the value of our molecular imaging program, we are focusing on executing the Altropane Phase III registration program. In addition to advancing the program through our own means, we may seek to partner our molecular imaging program for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, or for the launch and commercialization of Altropane. We will continue to evaluate partnering opportunities, while continuing to advance the Altropane product toward approval and commercialization. We believe that the expansion of the program into other indications such as Dementia with Lewy Bodies or DLB and other countries including those in Europe could increase the value of the program for the partner and us. There can be no assurance that the required funding to advance this program will be available on acceptable terms if at all.
   Regenerative Therapeutics Program — Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as spinal cord injury (SCI), stroke, traumatic brain injury (TBI) and optic nerve damage. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers to regenerate and form new connections that restore compromised abilities. Licensing or acquiring the rights to the technologies of complementary approaches for nerve repair is part of our strategy of creating competitive advantages by assembling a broad portfolio of related technologies and intellectual property.
     Our lead product for nerve repair is Cethrin. Cethrin contains a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of nerve repair. Cethrin is currently being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord. After an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered in a single application to the injured region of the spinal cord using a fibrin sealant as a carrier.
     In April 2009 we announced that we entered into an Amendment Agreement (the Amendment) with BioAxone Therapeutic, Inc., pursuant to which the license agreement between the Company and BioAxone originally executed in December 2006 (the Cethrin License) was amended. The Amendment replaces all of the pre-commercial financial and performance-related milestones contained in the Cethrin License with a formula-based approach to sharing of any and all income under a sub-license. The Amendment establishes provisions under which the Company would use reasonable commercial efforts to enter into a Sub-license Agreement for the technology covered by the Cethrin License. The Amendment also provides for the mutual release of claims that each party had previously alleged against the other under the Cethrin License. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have secured a strategic partnership for the program. We have ceased our clinical development effort for Cethrin. Our efforts are focused on identifying and negotiating with appropriate sublicensing candidates. We may not be able to sublicense Cethrin during the time period under, or on terms compliant with, the Amendment Agreement, in either of which events we will not be entitled to any sublicense income as provided for in the Amendment Agreement. After our right to sublicense Cethrin expires it is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.

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
   Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $28,879,000 on a cumulative basis.

	For the Three	From Inception
	Months Ended	(October 16, 1992) to
Program	March 31, 2009	March 31, 2009
Molecular imaging	$368,000	$27,019,000
Regenerative therapeutics	$242,000	$28,828,000
Neurodegenerative disease	$20,000	$1,131,000
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

As of March 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Results of Operations
Three Months Ended March 31, 2009 and 2008
     Our net loss and net loss attributable to common stockholders was $4,348,356 during the three months ended March 31, 2009 as compared with $5,325,938 during the three months ended March 31, 2008. Net loss attributable to common stockholders totaled $0.19 per share for the 2009 period as compared to $0.26 per share for the 2008 period. The decrease in net loss in the 2009 period was primarily due to lower operating expenses. The decrease in net loss attributable to common stockholders on a per share basis in the 2009 period was primarily due to the decrease in net loss in 2009 and an increase in weighted average shares outstanding of approximately 1,906,000 shares in 2009, which was primarily the result of the common stock issuances in November 2008 and January 2009.
     Research and development expenses were $1,828,015 during the three months ended March 31, 2009 as compared with $2,658,974 during the three months ended March 31, 2008. The decrease in the 2009 period was primarily attributable to lower costs of approximately $840,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial. Subject to our ability to raise additional capital, we are currently planning for an increase in our research and development expenses over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Altropane clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,970,122 during the three months ended March 31, 2009 as compared with $2,244,371 during the three months ended March 31, 2008. The decrease in the 2009 period was primarily related to lower legal, patent and consulting costs of approximately $323,000 primarily related to our nerve repair program, and lower commercialization and communication costs of approximately $99,000. The decrease was partially offset by higher compensation and related costs of approximately $215,000 primarily related to higher stock-compensation expense as a result of the stock option modifications during the 2009 period. We currently anticipate that our general and administrative expenses will decrease over the next twelve months primarily related to reduced headcount, although there may be significant fluctuations on a quarterly basis.
     Other income (expense) was $65,000 during the three months ended March 31, 2009 as compared with $0 during the three months ended March 31, 2008. The amount recorded during the 2009 period represents the gain on sale of Cethrin drug substance to a vendor for said vendor to use in additional research.

     Interest expense was $618,551 during the three months ended March 31, 2009 as compared with $459,418 during the three months ended March 31, 2008. The increase in the 2009 period was primarily attributable to the issuance of $10,000,000 in convertible promissory notes during 2008, which bear interest at the rate of 5% per annum.
     Investment income was $3,332 during the three months ended March 31, 2009 as compared with $36,825 during the three months ended March 31, 2008. The decrease in the 2009 period was primarily due to lower average cash and cash equivalent balances during the 2009 period.
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
     Net cash used for operating activities, primarily related to our net loss, totaled $2,588,309 during the three months ended March 31, 2009 as compared to $4,246,587 during the three months ended March 31, 2008. The decrease in cash used during the 2009 period is primarily related to the decrease in net loss and an increase in non-cash related stock-compensation expense during the 2009 period. Net cash provided by investing activities totaled $41,798 during the three months ended March 31, 2009 as compared to $1,252,461 during the three months ended March 31, 2008. The decrease in cash provided by investing activities is primarily associated with the sale of marketable securities used to fund operations during the 2008 period. Net cash provided by financing activities totaled $2,974,812 during the three months ended March 31, 2009 as compared to $5,002,541 during the three months ended March 31, 2008. The decrease during the 2009 period primarily reflects the decrease in promissory notes payable issued in the 2009 period.
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
     In April and May 2009, we sold an additional 60,000 shares of our Series F Stock for gross proceeds of $1,500,000.
     As of March 31, 2009, we have experienced total net losses since inception of approximately $188,248,000, stockholders’ deficit of approximately $42,049,000 and a net working capital deficit of approximately $5,025,000. The cash and cash equivalents available at March 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At May 12, 2009, we had cash and cash equivalents of approximately $1,025,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into June 2009. We must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, effective May 8, 2009 our common stock was suspended from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. We expect to be delisted from the NASDAQ Capital Market on or before May 22, 2009. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock is suspended from trading on, and will be delisted from, the NASDAQ Capital Market.”
     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On May 12, 2009, the closing price of our common stock was $0.77. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since we filed that report.
     On April 24, 2009 we entered into an agreement, the Amendment Agreement, with BioAxone pursuant to which the Cethrin License was amended to provide that during a specified period, the SubLicense Period, we will use reasonable commercial efforts to enter into a Sublicense Agreement for the technology licensed to us under the Cethrin License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the Cethrin License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event we execute a sublicense agreement within the specified SubLicense Period that meets certain specified minimum terms, we will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If we fail to execute a sublicense agreement during the specified SubLicense Period, the Cethrin License and our right to sublicense it will terminate and we will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into future third party license agreement for the Cethrin technology. The Amendment Agreement includes a mutual release of all of the claims that each party had previously alleged against the other under the Cethrin License. Certain terms of the Amendment Agreement for which we are seeking Confidential Treatment are not disclosed herein.
Recent Accounting Pronouncements
     In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, “Accounting for Collaborative Arrangements”, (“EITF 07-1”). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The impact of applying this consensus will depend on the terms of our future research and development contractual arrangements entered into on or after December 15, 2008.
     In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 will therefore be applicable to non-financial assets and liabilities for our fiscal year commencing January 1, 2009. The adoption of SFAS 157 did not have a material impact on our financial position, results of operations and cash flow.
     In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion” (“FSP APB 14-1”). FSP APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for fiscal years beginning after December 15, 2008. The adoption of FSP APB 14-1 did not have a material impact on our financial position, results of operations and cash flow.
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
     In April 2009, FASB issued FSP, SFAS No. 107-1 and APB, No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP will be effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that the adoption of SFAS No. 107-1 and APB No. 28-1 will not have a material impact on our consolidated results of operations and financial position.
     In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP will be effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company plans to adopt this FSP for the quarter ended June 30, 2009 and anticipates that adoption of SFAS No. 157-4 will not have a material impact on our consolidated results of operations and financial position.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the three months ended March 31, 2009.
Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
The disclosure contained under the heading “Contingencies” in Note 8 to the condensed consolidated financial statements included in Part I, Item 1 hereof is incorporated herein by reference.
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
     We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following is an update to our descriptions of risk factors reported in our Annual Report or Form 10-K for the calendar year ended 2008. If any of such risks actually occur, our business, financial condition or results of operations would likely suffer.
Risks Related to our Intellectual Property
WE HAVE AMENDED OUR CETHRIN LICENSE AGREEMENT WITH BIOAXONE AND CONSEQUENTLY WE WILL NOT CLINICALLY DEVELOP CETHRIN AND PURSUANT TO THE TERMS OF THE AMENDMENT WE MAY NOT REALIZE ANY REVENUE FROM A FUTURE LICENSING OF THE CETHRIN TECHNOLOGY.
     We are party to a December 2006 license agreement, the Cethrin License, with BioAxone Therapeutic, Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including but not limited to Cethrin as further defined in the Cethrin License. On April 24, 2009 we entered into an agreement, the Amendment Agreement, with BioAxone pursuant to which the Cethrin License was amended to provide that during a specified period, the SubLicense Period, we will use reasonable commercial efforts to enter into a sublicense agreement for the technology licensed to us under the

Cethrin License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the Cethrin License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event we execute a sublicense agreement within the SubLicense Period that meets certain specified minimum terms, we will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If we fail to execute a sublicense agreement during the SubLicense Period, the Cethrin License and our right to sublicense it will terminate and we will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into a future third party license agreement for the Cethrin technology. The Amendment Agreement includes a mutual release of all of the claims described that each party had previously alleged against the other under the Cethrin License. Certain terms of the Amendment Agreement for which we are seeking Confidential Treatment are not disclosed herein.
     We have ceased our clinical development effort for Cethrin. Therefore, we will not realize the attendant benefits under the original in-license from BioAxone. Further clinical development of Cethrin will be conducted, if at all, by a sublicense. We may not be able to sublicense Cethrin during the time period under, or on terms compliant with, the Amendment Agreement, in either of which events we will not be entitled to any sublicense income as provided for in the Amendment Agreement. After our right to sublicense Cethrin expires it is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.
Risks Related to our Stock
OUR COMMON STOCK IS SUSPENDED FROM TRADING ON, AND WILL BE DELISTED FROM, THE NASDAQ CAPITAL MARKET.
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
     On January 15, 2009, we received further notification from NASDAQ that on January 13, 2009 NASDAQ filed an immediately effective rule change with the Securities and Exchange Commission to extend the compliance period from 30 to 90 calendar days. We could have regained compliance if, at any time before April 8, 2009, the market value of our listed securities was $35 million or more for a minimum of 10 consecutive business days.
     On April 9, 2009, we received a NASDAQ Staff Determination indicating that we had not regained compliance with the minimum $35 million market value of listed securities requirement, and that, accordingly, our common stock would be delisted from The NASDAQ Capital Market unless we requested an appeal of the determination. Although we requested an appeal of the determination by requesting a written hearing before a NASDAQ Listing Qualifications Panel, on May 6, 2009 we withdrew such appeal because we believed that it would ultimately be unsuccessful and that the shareholder approval requirements of the Marketplace Rules were inhibiting our ability to complete the financing necessary to fund our development efforts and ongoing operations. The withdrawal of our appeal resulted in the suspension of our stock’s trading on The NASDAQ Capital Market as of May 8, 2009, and we expect to be delisted from The NASDAQ Capital Market on or before May 22, 2009.
     Delisting from the NASDAQ Capital Market could have an adverse effect on our business, including our ability to obtain future financing, and on the trading of our common stock. When our common stock is delisted from the NASDAQ Capital Market, our common stock will be quoted on the Pink Sheets OTC maintained by the National Quotation Bureau, Inc. This alternative is generally considered to be a less liquid and efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
Item 5 — Other Information
      On May 12, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) to sell 40,000 shares of its Series F Stock to Robert Gipson for gross proceeds of $1,000,000. The Series F Stock was offered and sold to an accredited investor without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The terms of the Series F Stock are described in Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this form 10-Q.

Item 6 — Exhibits
4.1	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock (filed as Exhibit 4.1 to our Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference)

10.1	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.33 to our Annual Report on Form 10-K filed on March 31, 2009 and incorporated herein by reference)

10.2	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 18, 2009 and incorporated herein by reference)

10.3	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on February 27, 2009 and incorporated herein by reference)

10.4	Letter Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company (filed as Exhibit 10.2 to our Current Report on Form 8-K filed on February 27, 2009 and incorporated herein by reference)

10.5	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on March 25, 2009 and incorporated herein by reference)

10.6*	Securities Purchase Agreement, dated March 31, 2009, by and between the Company and Robert L. Gipson

31.1*	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: May 15, 2009	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 15, 2009	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)