Form 10-Q
period 2009-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2009-08-14
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 12, 2009, there were 23,055,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008, and for the period from inception (October 16, 1992) to June 30, 2009	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and for the period from inception (October 16, 1992) to June 30, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3 Quantitative and Qualitative Disclosures About Market Risk	27
Item 4T Controls and Procedures	27

Part II OTHER INFORMATION
Item 1 Legal Proceedings	27
Item 1A Risk Factors	27
Item 5 Other Information	29
Item 6 Exhibits	29

SIGNATURES	30
EX-10.2 Securities Purchase Agreement dated May 12, 2009, by and between the Company and Robert L. Gipson
EX-10.6 Amendment to License Agreement dated April 23, 2009 by and between the Company and BioAxone Therapeutic Inc.
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

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$37,981	$73,974
Security deposits	69,079	79,728
Prepaid expenses and other current assets	153,494	163,706

Total current assets	260,554	317,408
Fixed assets, net	139,069	178,643
Indemnity fund	115,782	115,462
Security deposits and other assets	193,793	233,737

Total assets	$709,198	$845,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,161,685	$4,895,799
Notes payable (Note 5)	1,026,848	—
Accrued lease (Note 6)	41,474	45,425

Total current liabilities	5,230,007	4,941,224
Convertible notes payable (Note 5)	33,798,028	33,456,374
Accrued interest payable (Note 5)	3,185,088	2,313,090
Accrued lease, excluding current portion (Note 6)	125,880	147,923

Total liabilities	42,339,003	40,858,611

Commitments and contingencies (Note 8)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 120,000 and 0 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively (liquidation preference of $3,000,000 at June 30, 2009)	3,012,401	—

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 23,055,645 and 21,399,123 shares issued and outstanding at June 30, 2009 and December 31, 2008, respectively	230,556	213,991
Additional paid-in capital	145,991,010	143,671,984
Deficit accumulated during development stage	(190,863,772)	(183,899,336)

Total stockholders’ deficit	(44,642,206)	(40,013,361)

Total liabilities and stockholders’ deficit	$709,198	$845,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16, 1992)
	Three Months Ended June 30,		Six Months Ended June 30,		to
	2009	2008	2009	2008	June 30, 2009
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	892,520	3,630,292	2,720,535	6,289,266	114,500,584
General and administrative	1,092,946	1,958,868	3,063,068	4,203,239	62,564,321
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	1,985,466	5,589,160	5,783,603	10,492,505	189,211,449

Loss from operations	(1,985,466)	(5,589,160)	(5,783,603)	(10,492,505)	(188,311,449)
Other income (expense)	—	—	65,000	—	(1,517,878)
Interest expense, net	(630,501)	(541,080)	(1,249,051)	(1,000,498)	(8,732,952)
Investment income	1,887	15,454	5,218	52,279	7,700,507

Net loss	(2,614,080)	(6,114,786)	(6,962,436)	(11,440,724)	(190,861,772)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(2,614,080)	(6,114,786)	(6,962,436)	(11,440,724)	(200,154,073)

Basic and diluted net loss attributable to common stockholders per share	$(0.11)	$(0.29)	$(0.30)	$(0.55)

Weighted average common shares outstanding	23,309,004	20,807,645	22,971,047	20,807,260

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Six Months Ended June 30,		June 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(6,962,436)	$(11,440,724)	$(190,861,772)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	350,206	296,569	2,858,771
Non-cash charges related to options, warrants and common stock	1,371,180	900,804	10,950,975
Amortization and depreciation	39,574	20,657	2,758,520
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	10,212	(192,423)	569,072
(Decrease ) increase in accounts payable and accrued expenses	(734,114)	903,820	3,389,020
Increase in accrued interest payable	898,846	699,306	3,211,936
(Decrease) increase in accrued lease	(25,994)	(17,141)	167,354

Net cash used for operating activities	(5,052,526)	(8,829,132)	(150,959,080)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	(7,996)	(1,652,114)
Decrease (increase) in security deposits and other assets	42,041	69,277	(454,456)
(Increase) in indemnity fund	(320)	—	(115,782)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	1,231,233	132,004,923

Net cash provided by (used for) investing activities	41,721	1,292,514	(464,315)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,000,000	2,541	65,731,339
Proceeds from issuance of preferred stock	3,000,000	—	38,022,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	1,000,000	10,000,000	52,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	(25,188)	—	(5,612,855)

Net cash provided by financing activities	4,974,812	10,002,541	151,461,376

Net (decrease) increase in cash and cash equivalents	(35,993)	2,465,923	37,981
Cash and cash equivalents, beginning of period	73,974	2,933,292	—

Cash and cash equivalents, end of period	$37,981	$5,399,215	$37,981

Supplemental cash flow disclosures:
Non-cash transactions (see Notes 5 and 7)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2009
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
     As of June 30, 2009, the Company has experienced total net losses since inception of approximately $190,862,000, stockholders’ deficit of approximately $44,642,000 and a net working capital deficit of approximately $4,969,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at June 30, 2009 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the approximate $308,000 in cash and cash equivalents available at August 12, 2009 combined with additional operating capital committed by its lead investor and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into September 2009. The Company must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital or if it violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (Note 5), it will need to cease operations or reduce, cease or delay one or more of its research or development programs and/or adjust its current business plan and in any such event may not be able to continue as a going concern. Additionally, effective May 8, 2009 our common stock was suspended from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. Subsequently, and in keeping with procedure, NASDAQ filed a Form 25 formally removing our shares from listing on the NASDAQ exchange effective on July 27, 2009. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from the NASDAQ Capital Market.”
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
     Stock options and warrants to purchase approximately 4.0 million and 4.2 million shares of common stock were outstanding at June 30, 2009 and 2008, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2009 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $2,614,080 and $6,114,786 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, total comprehensive loss was $6,962,436 and $11,450,034, respectively. The difference between total comprehensive loss and net loss in the 2008 period is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     The Company has one stock option plan under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2009, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares.
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
     In January 2009, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 2,617,000 shares of the Company’s common stock and the regrant of options to purchase an aggregate of 2,562,500 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $1.96 to $4.06, with a weighted average exercise price of $2.92. These cancellations were effected under the 2005 Plan and inducement grants pursuant to Nasdaq Marketplace Rule 4350, each of which expressly permitted option exchanges and all regrants were effected under the 2005 Plan. Each of the regranted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on January

14, 2009 which was $1.15 per share; (ii) exercisable through January 31, 2014; and (iii) 50% vesting on the date of grant, 25% vesting on February 28, 2009, and 25% vesting on March 31, 2009.
     Stock-based employee compensation expense recorded during the three and six months ended June 30, 2009 and 2008 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Research and development	$836	$131,149	$447,612	$275,698
General and administrative	57,130	256,603	723,569	539,965

	$57,966	$387,752	$1,171,181	$815,663

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.00)	$(0.02)	$(0.05)	$(0.04)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and six months ended June 30, 2009 and 2008 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Expected term	—	5 years	5 years	5 years
Risk-free interest rate	—	3.7%	1.36%	2.5% — 3.7%
Stock volatility	—	76%	90%	76%
Dividend yield	—	0%	0%	0%
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
     As of June 30, 2009, there remained approximately $164,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 0.57 years.
     A summary of the Company’s outstanding stock options for the six months ended June 30, 2009 and 2008 is presented below.

	Six months ended June 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,184,403	$2.90	4,457,965	$3.37
Granted	2,732,500	1.15	78,000	2.39
Exercised	—	—	(1,100)	2.31
Forfeited and expired	(2,900,214)	2.87	(291,170)	9.98

Outstanding at end of period	4,016,689	$1.73	4,243,695	$2.90

Options exercisable at end of period	3,741,689	$1.75	2,774,827	$2.98

     The weighted-average fair value of options granted was $0.80 and $1.52 during the six months ended June 30, 2009 and 2008, respectively.
     The following table summarizes information about stock options outstanding at June 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	4.9 years	$1.15	2,473,000	4.6 years	$1.15
$2.00 — $3.00	998,086	6.4 years	2.51	998,086	6.4 years	2.46
$3.10 — $4.65	255,363	7.2 years	3.40	220,363	7.0 years	3.44
$4.99 — $6.96	28,500	4.5 years	5.47	28,500	4.5 years	5.47
$8.95 — $13.06	8,740	2.2 years	10.55	8,740	2.2 years	10.55
$15.62 — $22.36	13,000	0.9 years	17.09	13,000	0.9 years	17.09

	4,016,689	5.4 years	$1.73	3,741,689	5.2 years	$1.75

     The was no intrinsic value of outstanding options and exercisable options as of June 30, 2009. The intrinsic value of options vested during the six months ended June 30, 2009 was $0. The intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $0 and $759, respectively.
As of June 30, 2009, 364,728 shares were available for grant under the 2005 Plan.
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

Beneficial Conversion Features
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. The Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. The value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $32,000 and $64,000 during the three and six months ended June 30, 2009, respectively. The Company recorded interest expense of approximately $31,000 and $61,000 during the three and six months ended June 30, 2008, respectively.
     The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $107,000 and $211,000 during the three and six months ended June 30, 2009, respectively. The Company recorded interest expense of approximately $97,000 and $191,000 during the three and six months ended June 30, 2008, respectively.
     The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $33,000 and $66,000 during the three and six months ended June 30, 2009, respectively. The Company recorded interest expense of approximately $31,000 and $36,000 during the three and six months ended June 30, 2008, respectively.
     In September 2008, Highbridge converted $120,000 of outstanding principal under the Highbridge Note into 48,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded additional interest expense of approximately $6,300 during the year ended December 31, 2008 related to the unamortized portion of the Highbridge BCF.
     At June 30, 2009, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $33,798,028 and the related accrued interest was classified as a long-term liability.
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
     According to a Schedule 13G/A filed with the SEC on April 23, 2009, Robert Gipson beneficially owned approximately 46.4% of the outstanding common stock of the Company on April 16, 2009. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 30, 2009, Thomas Gipson beneficially owned approximately 29.0% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G/A filed with the SEC on January 30, 2009, Arthur Koenig beneficially owned approximately 9.7% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G filed with the SEC on January 30, 2009, ISVP owned approximately 16.5% of the outstanding common stock of the Company on December 31, 2008. According to a Schedule 13G filed with the SEC on February 10, 2009, Highbridge beneficially owned approximately 9.50% of the outstanding common stock of the Company on December 31, 2008.
6. Exit Activities
Office Relocation
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the sublease of all rentable square feet of the Premises pursuant to two sublease agreements which run through May 30, 2012, the term of the Lease Agreement. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At June 30, 2009, the security deposit under the Lease Agreement was approximately $159,000.
     As a result of the Company’s relocation, an expense was recorded for the cost associated with the exit activity at its fair value in the period in which the liability is incurred. The liability recorded for the Lease Amendment was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. The expense and accrual recorded requires the Company to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
     The activity related to the lease accrual at June 30, 2009, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2008	Receipts 2009	June 30, 2009
Lease Amendment	$193,348	$25,994	$167,354
Short-term portion of lease accrual	45,425		41,474

Long-term portion of lease accrual	$147,923		$125,880

     During the three and six months ended June 30, 2009, the Company recorded approximately $6,600 and $13,600, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2008, the Company recorded approximately $8,000 and $19,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Terminations
     In January 2009, the Company decided to streamline operations and terminated seven employees in order to address its existing cash constraints. Termination benefits were awarded in accordance with each employee’s respective employment arrangement. The Company recognized approximately $81,000 related to one-time termination benefits in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2009.
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
Convertible Preferred Stock
     The Company completed the following sales of Series F Stock to Robert Gipson:

	Number of Shares
Date of Issuance	Issued	Gross Proceeds

March 19, 2009	20,000	$500,000
March 31, 2009	20,000	$500,000
April 16, 2009	20,000	$500,000
May 12, 2009	40,000	$1,000,000
June 10, 2009	20,000	$500,000
July 9, 2009	12,000	$300,000
July 23, 2009	12,000	$300,000
August 11, 2009	12,000	$300,000

	156,000	$3,900,000

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
     The April 2009 Series F Stock issuance was issued with a conversion price below the market price of the Company’s common stock. Accordingly, the Company recorded $2,000 as a deemed dividend and an increase in additional paid-in capital related to the total of the intrinsic value of the beneficial conversion feature.
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
     In December 2006, the Company entered into a license agreement (the “Cethrin License”) with BioAxone Therapeutic Inc., a Canadian corporation (“BioAxone”), pursuant to which the Company was granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin, as further defined in the Cethrin License. Under the Cethrin License, the Company agreed to pay $10,000,000 in up-front payments, of which it paid BioAxone $2,500,000 upon execution of the Cethrin License and $7,500,000 in March 2007. The Company has also agreed to pay BioAxone up to $25,000,000 upon the achievement of certain milestone events and royalties based on the worldwide net sales of licensed products, subject to specified minimums, in each calendar year until either the expiration of a valid claim covering a licensed product or a certain time period after the launch of a licensed product, in each case applicable to the specific country. The Cethrin License provides for a series of performance milestones any of which, if not achieved by the Company in the timeframes agreed in the Cethrin License, could form the basis of a claim for compensation to BioAxone and possibly the termination of some or all of the Company’s rights under the Cethrin License. The Cethrin License further provides the Company with relief from its performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with Cethrin during its development. Additionally, the Cethrin License provides a warranty that all of the clinical materials provided to the Company in connection with the Cethrin License were manufactured in accordance with current Good Manufacturing Practices.
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
Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a contract manufacturing organization (the “CMO”) for the Cethrin product. The Company was not satisfied with the services rendered by the CMO. The two companies have had a number of meetings to resolve the issues but have been unsuccessful. The Company informed the CMO that the agreement between the parties is considered terminated as the Company believes the CMO materially breached the agreement. Based on the terms of the agreement, the Company requested that the advance payment held by the CMO be offset by the amount payable for work performed to date. The CMO responded claiming they do not believe they breached the agreement and therefore does not accept the termination. In addition, the CMO has demanded the Company pay them for the work performed to date. As of June 30, 2009, no amounts under the agreement with the CMO are accrued in the accompanying Condensed Consolidated Balance Sheet relating to a potential settlement of this matter. Included in the accompanying Condensed Consolidated Balance Sheet is approximately $561,000 payable to the CMO for work performed as of June 30, 2009. The Company expensed the advance payment of $592,000 during the year ended December 31, 2008. The Company was informally notified in June 2009 that the CMO had ceased operations and terminated its staff. The Company has received no formal notification of such closure or any kind of demand for payment from the CMO or any successor in interest to its assets. The Company is prepared to continue negotiations with the CMO but there can be no assurance as to the outcome of this matter.
     On January 9, 2009, we announced that Frank Bobe, Executive Vice President and Chief Business Officer, left our employ. On March 4, 2009, Mr. Bobe filed a lawsuit in the state Superior Court in Middlesex County, Massachusetts naming us as defendant alleging breach of his employment agreement. The complaint alleges damages in the amount of $349,063 for severance and other benefits, plus additional attorney’s fees. At June 30, 2009 the Company believes that its accrued liabilities in the accompanying statements of operations at June 30, 2009 reflect the probable outcome for this matter. We intend to defend the action vigorously.
9. Income taxes
     The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2005 through December 31, 2008. However, because we are carrying forward income tax attributes, such as net operating losses from 2004 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of June 30, 2009.

10. Fair Value Measurements
     Effective January 1, 2008 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”) and SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115,” (“SFAS 159”) for its financial assets and liabilities. As permitted by FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company elected to defer the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statement on a recurring basis, until January 1, 2009. SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company did not elect to adopt the fair value option for eligible financial instruments under SFAS 159.
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
     The following table sets forth our financial assets that were measured at fair value on a recurring basis at June 30, 2009 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at June 30, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds — current assets	$26,366	$26,366	$—	$—
Money market funds — long term assets	$115,782	$115,782	$—	$—

Total	$142,148	$142,148	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
     It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.55 as of June 30, 2009.
11. New Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”), SFAS No. 107-1 and Accounting Principles Board (“APB”), No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP for the quarter ended June 30, 2009 and the adoption of SFAS No. 107-1 and APB No. 28-1 did not have a material impact on the Company’s consolidated results of operations and financial position.
     In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company adopted this FSP for the quarter ended June 30, 2009 and the adoption of SFAS No. 157-4 did not have a material impact on the Company’s consolidated results of operations and financial position.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted SFAS No. 165 upon issuance. This standard had no material impact on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The Company does not expect the adoption of the Codification to have an impact on its financial position or results of operations.
12. Subsequent Events
     The Company evaluated subsequent events through August 14, 2009, when the financial statements were issued.

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
     At June 30, 2009, we were considered a “development stage enterprise” as defined in Statement of Financial Accounting Standards, or SFAS No. 7, “Accounting and Reporting by Development Stage Enterprises.”
     As of June 30, 2009, we have experienced total net losses since inception of approximately $190,862,000, stockholders’ deficit of approximately $44,642,000 and a net working capital deficit of approximately $4,969,000. The cash and cash equivalents available at June 30, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximate $308,000 in cash and cash equivalents available at August 12, 2009 combined with additional operating capital committed from its lead investor and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2009. We must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, effective May 8, 2009 our common stock was suspended from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. Subsequently, and in keeping with procedure, NASDAQ filed a Form 25 formally removing our shares from listing on the NASDAQ exchange effective on July 27, 2009. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from the NASDAQ Capital Market.”
     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On August 12, 2009, the closing price of our common stock was $0.99. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
     Our ability to continue to advance our clinical programs, including the development of Altropane and Cethrin, is affected by the availability of financial resources to fund each program. Financial considerations have caused us to cease or significantly delay planned development activities for our clinical programs and we have decided to suspend development of our preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for the Altropane molecular imaging agent or Cethrin.
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
Product Development
Molecular Imaging Program
     The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. In July 2007, we completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis.
     We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to potential partners and investors. We expect that our molecular imaging agents, particularly Altropane in Phase III, have the potential to increase our long-term value. To maximize the value of our molecular imaging program, we are focusing on executing the Altropane Phase III registration program. In addition to advancing the program through our own means, we may seek to partner our molecular imaging program for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, or for the launch and commercialization of Altropane. We will continue to evaluate partnering opportunities, while continuing to advance the Altropane product through the POET-2 program toward approval and commercialization. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us. All of these activities require additional funding and as such are proceeding, if at all, only as rapidly as available resources permit. There can be no assurance that the required funding to advance the Altropane program will be available on acceptable terms if at all.
Regenerative Therapeutics Program — Nerve Repair
     Our nerve repair program is focused on restoring movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, traumatic brain injury, or TBI, and optic nerve damage. Our efforts are aimed at the use of proprietary regenerative drugs and/or methods to induce nerve fibers to regenerate and form new connections that restore compromised abilities. Licensing or acquiring the rights to the technologies of complementary approaches for nerve repair is part of our strategy of creating competitive advantages by assembling a broad portfolio of related technologies and intellectual property.
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
     In April 2009 we announced that we entered into an Amendment Agreement, or the Amendment, with BioAxone Therapeutic, Inc., pursuant to which the license agreement between the Company and BioAxone originally executed in December 2006, or the Cethrin License, was amended. The Amendment replaces all of the pre-commercial financial and performance-related milestones contained in the Cethrin License with a formula-based approach to sharing of any and all income under a sub-license. The Amendment establishes provisions under which we would use reasonable commercial efforts to enter into a Sub-license Agreement for the technology covered by the Cethrin License. The Amendment also provides for the mutual release of claims that each party had previously alleged against the other under the Cethrin License. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have secured a strategic partnership for the program. We have ceased our clinical development effort for Cethrin. Our efforts are focused on identifying and negotiating with appropriate sublicensing candidates. We may not be able to sublicense Cethrin during the time period under, or on terms compliant with, the Amendment Agreement, in either of which events we will not be entitled to any sublicense income as provided for in the Amendment Agreement. After our right to sublicense Cethrin expires it is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $29,543,000 on a cumulative basis.

	For the Three	For the Six	From Inception
	Months Ended	Months Ended	(October 16, 1992) to
Program	June 30, 2009	June 30, 2009	June 30, 2009
Molecular imaging	$134,000	$502,000	$27,153,000
Regenerative therapeutics	$94,000	$336,000	$28,922,000
Neurodegenerative disease	$—	$20,000	$1,131,000
     Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of a New Drug Application, or NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. Even in Phase III clinical development, estimating the cost and the filing date for an NDA can be challenging due to the uncertainty regarding the number and size of the required Phase III trials. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit an NDA for Altropane in the U.S. will be approximately 34 million dollars. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
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
Going Concern Basis of Accounting
     The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of June 30, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Marketable Securities
     From time to time, we invest in marketable securities. These marketable securities consist exclusively of investments in United States agency bonds and corporate debt obligations. These marketable securities are adjusted to fair value on the Condensed Consolidated Balance Sheet through other comprehensive income. If a decline in the fair value of a security is considered to be other than temporary, the investment is written down to a new cost basis and the unrealized loss is removed from accumulated other comprehensive loss and recorded in the Condensed Consolidated Statements of Operations. We evaluate whether a decline in fair value is other than temporary based on factors such as the significance of the decline, the duration of time for which the decline has been in existence and our ability and intent to hold the security to maturity. To date, we have not recorded any other than temporary impairments related to our marketable securities. These marketable securities are classified as current assets because they are highly liquid and are available, as required, to meet working capital and other operating requirements.
Results of Operations
Three Months Ended June 30, 2009 and 2008
     Our net loss and net loss attributable to common stockholders was $2,614,080 during the three months ended June 30, 2009 as compared with $6,114,786 during the three months ended June 30, 2008. Net loss attributable to common stockholders totaled $0.11 per share for the 2009 period as compared to $0.29 per share for the 2008 period. The decrease in net loss in the 2009 period was primarily due to lower operating expenses resulting from our ongoing curtailment of operations. The decrease in net loss attributable to common stockholders on a per share basis in the 2009 period was primarily due to the decrease in net loss in 2009 and an increase in weighted average shares outstanding of approximately 2,501,000 shares in 2009, which was primarily the result of the common stock issuances in November 2008 and January 2009.

     Research and development expenses were $892,520 during the three months ended June 30, 2009 as compared with $3,630,292 during the three months ended June 30, 2008. The decrease in the 2009 period was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $1,960,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial; (ii) lower compensation and related costs of approximately $463,000 primarily related to lower headcount and lower stock-compensation expense and (iii) lower costs of approximately $286,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs. Subject to our ability to raise additional capital, we are currently planning for an increase in our research and development expenses over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Altropane clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $1,092,946 during the three months ended June 30, 2009 as compared with $1,958,868 during the three months ended June 30, 2008. The decrease in the 2009 period was primarily related to (i) lower compensation and related costs of approximately $660,000 primarily related to decreased headcount and lower stock-compensation expense, and (ii) lower commercialization and communication costs of approximately $147,000. We currently anticipate that our general and administrative expenses will decrease over the next twelve months primarily related to reduced headcount, although there may be significant fluctuations on a quarterly basis.
     Interest expense was $630,501 during the three months ended June 30, 2009 as compared with $541,080 during the three months ended June 30, 2008. The increase in the 2009 period was primarily attributable to the issuance of $10,000,000 in convertible promissory notes during 2008, which bear interest at the rate of 5% per annum.
     Investment income was $1,887 during the three months ended June 30, 2009 as compared with $15,454 during the three months ended June 30, 2008. The decrease in the 2009 period was primarily due to lower average cash and cash equivalent balances during the 2009 period.
Six Months Ended June 30, 2009 and 2008
     Our net loss and net loss attributable to common stockholders was $6,962,436 during the six months ended June 30, 2009 as compared with $11,440,724 during the six months ended June 30, 2008. Net loss attributable to common stockholders totaled $0.30 per share for the 2009 period as compared to $0.55 per share for the 2008 period. The decrease in net loss in the 2009 period was primarily due to lower operating expenses resulting from our decision to curtail operations pending additional funding. The decrease in net loss attributable to common stockholders on a per share basis in the 2009 period was primarily due to the decrease in net loss in 2009 and an increase in weighted average shares outstanding of approximately 2,164,000 shares in 2009, which was primarily the result of the common stock issuances in November 2008 and January 2009.
     Research and development expenses were $2,720,535 during the six months ended June 30, 2009 as compared with $6,289,266 during the six months ended June 30, 2008. The decrease in the 2009 period was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $2,800,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial; (ii) lower compensation and related costs of approximately $422,000 primarily related to lower headcount and (iii) lower costs of approximately $280,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs.
     General and administrative expenses were $3,063,068 during the six months ended June 30, 2009 as compared with $4,203,239 during the six months ended June 30, 2008. The decrease in the 2009 period was primarily related to (i) lower compensation and related costs of approximately $445,000 primarily related to decreased headcount; (ii) lower commercialization and communication costs of approximately $253,000 (iii) lower legal, patent and consulting costs of approximately $290,000 primarily related to slowdowns in operations and resolution of the dispute with BioAxone.
     Other income was $65,000 during the six months ended June 30, 2009 as compared with $0 during the six months ended June 30, 2008. The amount recorded during the 2009 period represents the gain on sale of Cethrin drug substance to a vendor for said vendor to use in additional research.

     Interest expense was $1,249,051 during the six months ended June 30, 2009 as compared with $1,000,498 during the six months ended June 30, 2008. The increase in the 2009 period was primarily attributable to the issuance of $10,000,000 in convertible promissory notes during 2008, which bear interest at the rate of 5% per annum.
     Investment income was $5,218 during the six months ended June 30, 2009 as compared with $52,279 during the six months ended June 30, 2008. The decrease in the 2009 period was primarily due to lower average cash and cash equivalent balances during the 2009 period.
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
     Net cash used for operating activities, primarily related to our net loss, totaled $5,052,526 during the six months ended June 30, 2009 as compared to $8,829,132 during the six months ended June 30, 2008. The decrease in cash used during the 2009 period is primarily related to the decrease in net loss and an increase in non-cash related stock-compensation expense during the 2009 period. Net cash provided by investing activities totaled $41,721 during the six months ended June 30, 2009 as compared to $1,292,514 during the six months ended June 30, 2008. The decrease in cash provided by investing activities is primarily associated with the sale of marketable securities used to fund operations during the 2008 period. Net cash provided by financing activities totaled $4,974,812 during the six months ended June 30, 2009 as compared to $10,002,541 during the six months ended June 30, 2008. The decrease during the 2009 period primarily reflects the decrease in promissory notes payable issued in the 2009 period.
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
     A summary of financings completed during the three years ended June 30, 2009 is as follows:

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
June 2009	$0.5 million	Convertible Preferred Stock
May 2009	$1.0 million	Convertible Preferred Stock
April 2009	$0.5 million	Convertible Preferred Stock
March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)
August 2006	$2.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

     In July and August 2009, we sold an additional 36,000 shares of our Series F Convertible Preferred Stock for gross proceeds of $900,000.
     As of June 30, 2009, we have experienced total net losses since inception of approximately $190,862,000, stockholders’ deficit of approximately $44,642,000 and a net working capital deficit of approximately $4,969,000. The cash and cash equivalents available at June 30, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At August 12, 2009, we had cash and cash equivalents of approximately $308,000 which combined with additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2009. We must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors (described below). If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, effective May 8, 2009 our common stock was suspended from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. Subsequently, and in keeping with procedure, NASDAQ filed a Form 25 formally removing our shares from listing on the NASDAQ exchange effective on July 27, 2009. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from, the NASDAQ Capital Market.”
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On August 12, 2009, the closing price of our common stock was $0.99. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since we filed that report.
     On April 24, 2009 we entered into the Amendment Agreement with BioAxone pursuant to which the Cethrin License was amended to provide that during a specified period, the SubLicense Period, we will use reasonable commercial efforts to enter into a Sublicense Agreement for the technology licensed to us under the Cethrin License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the Cethrin License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event we execute a sublicense agreement within the specified SubLicense Period that meets certain specified minimum terms, we will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If we fail to execute a sublicense agreement during the specified SubLicense Period, the Cethrin License and our right to sublicense it will terminate and we will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into future third party license agreement for the Cethrin technology. The Amendment Agreement includes a mutual release of all of the claims that each party had previously alleged against the other under the Cethrin License. Certain terms of the Amendment Agreement for which we are seeking Confidential Treatment are not disclosed herein.

Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position, or FSP, Statement of Financial Accounting Standards, or SFAS, No. 107-1 and Accounting Principles Board, or APB, No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP applies to all financial instruments within the scope of SFAS No. 107 held by publicly traded companies, as defined by APB No. 28. A publicly traded company is required to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this FSP for the quarter ended June 30, 2009 and the adoption of SFAS No. 107-1 and APB No. 28-1 did not have a material impact on our consolidated results of operations and financial position.
     In April 2009, FASB issued FSP SFAS No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. We adopted this FSP for the quarter ended June 30, 2009 and the adoption of SFAS No. 157-4 did not have a material impact on our consolidated results of operations and financial position.
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. We adopted SFAS No. 165 upon issuance. This standard had no material impact on our financial position, results of operations or cash flows.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification will be effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the six months ended June 30, 2009.
Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We cannot assure investors that our assumptions and expectations will prove to have been correct. Important factors could cause our actual results to differ materially from those indicated or implied by forward-looking statements. Such factors that could cause or contribute to such differences include those factors discussed below. We undertake no intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. The following is an update to our descriptions of risk factors reported in our Annual Report or Form 10-K for the year ended 2008. If any of such risks actually occur, our business, financial condition or results of operations would likely suffer.
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
Risks Related to our Stock
OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ CAPITAL MARKET.
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

     On April 9, 2009, we received a NASDAQ Staff Determination indicating that we had not regained compliance with the minimum $35 million market value of listed securities requirement, and that, accordingly, our common stock would be delisted from The NASDAQ Capital Market unless we requested an appeal of the determination. Although we requested an appeal of the determination by requesting a written hearing before a NASDAQ Listing Qualifications Panel, on May 6, 2009 we withdrew such appeal because we believed that it would ultimately be unsuccessful and that the shareholder approval requirements of the Marketplace Rules were inhibiting our ability to complete the financing necessary to fund our development efforts and ongoing operations. The withdrawal of our appeal resulted in the suspension of our stock’s trading on The NASDAQ Capital Market as of May 8, 2009, and we were suspended from trading on The NASDAQ Capital Market on May 8, 2009. On May 8, 2009 we began trading on the Pink Sheets OTC Market. Subsequently, and in keeping with procedure, NASDAQ filed a Form 25 formally removing our shares from listing on the NASDAQ exchange effective on July 27, 2009.
     Delisting from the NASDAQ Capital Market could have an adverse effect on our business, including our ability to obtain future financing, and on the trading of our common stock. Our common stock is now quoted on the Pink Sheets OTC maintained by the National Quotation Bureau, Inc. This alternative is generally considered to be a less liquid and efficient market, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.
Item 5 — Other Information
On August 11, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) to sell 12,000 shares of its Series F Stock to Robert Gipson for gross proceeds of $300,000. The Series F Stock was offered and sold to an accredited investor without registration under the Securities Act, or the securities laws of certain states, in reliance on the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder and in reliance on similar exemptions under applicable state laws. The terms of the Series F Stock are described in Note 7 of the Notes to the Condensed Consolidated Financial Statements in Item 1 of Part I of this form 10-Q.
Item 6 — Exhibits

10.1
Securities Purchase Agreement dated April 16, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.1 to our Current Report on Form 8-K filed on April 22, 2009 and incorporated herein by reference)

10.2*	Securities Purchase Agreement dated May 12, 2009, by and between the Company and Robert L. Gipson

10.3
Securities Purchase Agreement dated June 10, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on June 22, 2009 and incorporated herein by reference)

10.4
Securities Purchase Agreement dated July 9, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on July 13, 2009 and incorporated herein by reference)

10.5
Securities Purchase Agreement dated July 23, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on July 29, 2009 and incorporated herein by reference)

10.6*+	Amendment to License Agreement dated April 23, 2009 by and between the Company and BioAxone Therapeutic Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: August 14, 2009	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2009	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)