Form 10-Q
period 2009-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2009-11-16
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 12, 2009, there were 25,555,695 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and for the period from inception (October 16, 1992) to September 30, 2009	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and for the period from inception (October 16, 1992) to September 30, 2009	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3 Quantitative and Qualitative Disclosures About Market Risk	26
Item 4T Controls and Procedures	26

Part II OTHER INFORMATION
Item 1 Legal Proceedings	26
Item 1A Risk Factors	26
Item 6 Exhibits	28

SIGNATURES
EX-10.3 Securities Purchase Agreement dated August 11, 2009
EX-31.1 Section 302 Certification of Chief Executive Officer
EX-31.2 Section 302 Certification of Chief Financial Officer
EX-32.1 Section 906 Certification of Chief Executive Officer
EX-32.2 Section 906 Certification of Chief Financial Officer
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

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$195,179	$73,974
Security deposits	54,624	79,728
Prepaid expenses and other current assets	285,537	163,706

Total current assets	535,340	317,408
Fixed assets, net	122,378	178,643
Indemnity fund	115,749	115,462
Security deposits and other assets	184,976	233,737

Total assets	$958,443	$845,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,938,770	$4,895,799
Notes payable (Note 5)	1,000,000	—
Accrued lease (Note 6)	46,390	45,425

Total current liabilities	4,985,160	4,941,224
Convertible notes payable (Note 5)	33,974,789	33,456,374
Accrued interest payable (Note 5)	3,621,087	2,313,090
Accrued lease, excluding current portion (Note 6)	111,427	147,923

Total liabilities	42,692,463	40,858,611

Commitments and contingencies (Note 8)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 and 0 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively (liquidation preference of $4,900,000 at September 30, 2009)	4,980,464	—

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 23,055,645 and 21,399,123 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	230,556	213,991
Additional paid-in capital	145,979,032	143,671,984
Deficit accumulated during development stage	(192,924,072)	(183,899,336)

Total stockholders’ deficit	(46,714,484)	(40,013,361)

Total liabilities and stockholders’ deficit	$958,443	$845,250

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16, 1992)
	Three Months Ended September 30,		Nine Months Ended September 30,		to
	2009	2008	2009	2008	September 30, 2009
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	720,505	2,818,398	3,441,041	9,107,664	115,221,089
General and administrative	705,904	1,703,609	3,768,972	5,906,849	63,270,226
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	1,426,409	4,522,007	7,210,013	15,014,513	190,637,859

Loss from operations	(1,426,409)	(4,522,007)	(7,210,013)	(15,014,513)	(189,737,859)
Other income (expense)	—	—	65,000	—	(1,517,878)
Interest expense, net	(634,679)	(609,817)	(1,883,730)	(1,610,314)	(9,367,631)
Investment income	788	20,509	6,007	72,788	7,701,295

Net loss	(2,060,300)	(5,111,315)	(9,022,736)	(16,552,039)	(192,922,073)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(2,060,300)	(5,111,315)	(9,022,736)	(16,552,039)	(202,214,374)

Basic and diluted net loss attributable to common stockholders per share	$(0.09)	$(0.25)	$(0.39)	$(0.80)

Weighted average common shares outstanding	23,306,250	20,811,819	22,942,538	20,808,966

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Nine Months Ended September 30,		September 30,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(9,022,736)	$(16,552,039)	$(192,922,073)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	531,242	469,019	3,039,807
Non-cash charges related to options, warrants and common stock	1,427,265	1,266,161	11,007,060
Amortization and depreciation	56,265	33,502	2,775,211
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(121,831)	569,456	437,029
(Decrease ) increase in accounts payable and accrued expenses	(1,001,520)	423,842	3,121,615
Increase in accrued interest payable	1,352,488	1,136,672	3,665,578
(Decrease) increase in accrued lease	(35,531)	(29,729)	157,817

Net cash used for operating activities	(6,814,358)	(12,683,116)	(152,720,912)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	(144,057)	(1,652,114)
Decrease (increase) in security deposits and other assets	61,038	(4,331)	(435,459)
(Increase) in indemnity fund	(287)	—	(115,749)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	1,231,233	132,004,923

Net cash provided by (used for) investing activities	60,751	1,082,845	(445,285)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,000,000	2,541	65,731,339
Proceeds from issuance of preferred stock	4,900,000	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	1,000,000	10,000,000	52,585,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	(25,188)	—	(5,612,855)

Net cash provided by financing activities	6,874,812	10,002,541	153,361,376

Net increase (decrease) in cash and cash equivalents	121,205	(1,597,730)	195,179
Cash and cash equivalents, beginning of period	73,974	2,933,292	—

Cash and cash equivalents, end of period	$195,179	$1,335,562	$195,179

Supplemental cash flow disclosures:
Non-cash transactions (see Notes 5 and 7)
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2009
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
     As of September 30, 2009, the Company has experienced total net losses since inception of approximately $192,922,000, stockholders’ deficit of approximately $46,714,000 and a net working capital deficit of approximately $4,450,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows from operations as the Company’s management executes its current business plan. The cash and cash equivalents available at September 30, 2009 will not provide sufficient working capital to meet the Company’s anticipated expenditures for the next twelve months. The Company believes that the approximate $483,000 in cash and cash equivalents available at November 12, 2009 combined with additional operating capital committed by its lead investor and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable the Company to meet its anticipated cash expenditures into December 2009. The Company must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, the Company will therefore need to raise additional capital through one or more of the following: a debt financing, an equity offering or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital or if it violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (Note 5), it will need to cease operations or reduce, cease or delay one or more of its research or development programs and/or adjust its current business plan and in any such event may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock.
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
     Stock options and warrants to purchase approximately 4.0 million and 4.2 million shares of common stock were outstanding at September 30, 2009 and 2008, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2009 could potentially dilute earnings per share in the future.
3. Comprehensive Loss
     The Company had a total comprehensive loss of $2,060,300 and $5,111,315 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, total comprehensive loss was $9,022,736 and $16,561,349, respectively. The difference between total comprehensive loss and net loss in the 2008 period is due to unrealized gains and losses on marketable securities.
4. Accounting for Stock-Based Compensation
     The Company has one stock option plan under which it can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2009, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares.
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
     In January 2009, the Company’s Board of Directors approved the cancellation of options to purchase an aggregate of 2,617,000 shares of the Company’s common stock and the re-grant of options to purchase an aggregate of 2,562,500 shares of the Company’s common stock. The per share exercise prices of the cancelled options ranged from $1.96 to $4.06, with a weighted average exercise price of $2.92. These cancellations were effected under the 2005 Plan and inducement grants pursuant to Nasdaq Marketplace Rule 4350, each of which expressly permitted option exchanges and all re-grants were affected under the 2005 Plan. Each of the re-granted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on January 14, 2009 which was $1.15 per share; (ii) exercisable through January 31, 2014; and (iii) 50% vesting on the date of grant, 25% vesting on February 28, 2009, and 25% vesting on March 31, 2009.

     Stock-based employee compensation expense recorded during the three and nine months ended September 30, 2009 and 2008 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Research and development	$—	$122,819	$447,612	$398,517
General and administrative	56,085	242,536	779,654	782,501

	$56,085	$365,355	$1,227,266	$1,181,018

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.00)	$(0.02)	$(0.05)	$(0.06)
     The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and nine months ended September 30, 2009 and 2008 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected term	—	—	5 years	5 years
Risk-free interest rate	—	—	1.36%	2.5% — 3.7%
Stock volatility	—	—	90%	76%
Dividend yield	—	—	0%	0%
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
     As of September 30, 2009, there remained approximately $108,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 0.53 years.
     A summary of the Company’s outstanding stock options for the nine months ended September 30, 2009 and 2008 is presented below.

	Nine months ended September 30,
	2009		2008
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	4,184,403	$2.90	4,457,965	$3.37
Granted	2,732,500	1.15	78,000	2.39
Exercised	—	—	(1,100)	2.31
Forfeited and expired	(3,214,103)	2.87	(334,656)	8.99

Outstanding at end of period	3,702,800	$1.63	4,200,209	$2.90

Options exercisable at end of period	3,495,300	$1.65	2,900,799	$2.99

     The weighted-average fair value of options granted was $0.80 and $1.52 during the nine months ended September 30, 2009 and 2008, respectively.
     The following table summarizes information about stock options outstanding at September 30, 2009:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	4.6 years	$1.15	2,523,000	4.4 years	$1.15
$2.00 — $3.00	684,197	5.6 years	2.32	684,197	5.6 years	2.31
$3.10 — $4.65	255,363	7.0 years	3.40	237,863	6.9 years	3.42
$4.99 — $6.96	28,500	4.3 years	5.47	28,500	4.3 years	5.47
$8.95 — $13.06	8,740	2.0 years	10.55	8,740	2.0 years	10.55
$15.62 — $22.36	13,000	0.6 years	17.09	13,000	0.6 years	17.09

	3,702,800	4.9 years	$1.63	3,495,300	4.8 years	$1.65

     The was no intrinsic value of outstanding options and exercisable options as of September 30, 2009. The intrinsic value of options vested during the nine months ended September 30, 2009 was $0. The intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $0 and $759, respectively.
As of September 30, 2009, 378,617 shares were available for grant under the 2005 Plan.
5. Notes Payable and Debt
Convertible Notes Payable to Significant Stockholders
     In August 2006, the Company issued to Robert Gipson an unsecured promissory note (the “RG Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $3,000,000 from Robert Gipson. In October 2006, the Company issued an amended and restated unsecured promissory note (the “Amended RG Note”) to Robert Gipson to replace the RG Note. Under the Amended RG Note, (i) the aggregate principal amount that could be borrowed by the Company was increased from $3,000,000 to $4,000,000, and (ii) one of the dates triggering repayment under the definition of Maturity Date (as discussed below) was moved from December 31, 2007 to September 30, 2007.
     In October 2006, the Company issued to Thomas Gipson (together with Robert Gipson, the “Lenders”) an unsecured promissory note, pursuant to which the Company could borrow up to an aggregate principal amount of $4,000,000 (the “TG Note,” together the with Amended RG Note, the “First Amended Notes”). The Company borrowed a total of $8,000,000 pursuant to the First Amended Notes. The outstanding principal amount borrowed under the First Amended Notes was due and payable upon the earliest to occur of: (i) September 30, 2007; (ii) the date on which the Company consummates an equity financing in which the gross proceeds to the Company total at least $10,000,000; and (iii) the date on which a Lender declares an event of default (as defined in the Notes), the first of these three events to occur referred to as the “Maturity Date.” Interest accrued on the outstanding principal amount under the First Amended Notes was initially payable on the Maturity Date at a rate of 9% per annum from the date of the advance to the Maturity Date.
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
Beneficial Conversion Features
     The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. The Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. The value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $33,000 and $97,000 during the three and nine months ended September 30, 2009, respectively. The Company recorded interest expense of approximately $31,000 and $92,000 during the three and nine months ended September 30, 2008, respectively.
     The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Condensed Consolidated Statement of Operations of approximately $110,000 and $321,000 during the three and nine months ended September 30, 2009, respectively. The Company recorded interest expense of approximately $99,000 and $290,000 during the three and nine months ended September 30, 2008, respectively.
     The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Condensed Consolidated Statements of Operations of approximately $34,000 and $100,000 during the three and nine months ended September 30, 2009, respectively. The Company recorded interest expense of approximately $31,000 and $67,000 during the three and nine months ended September 30, 2008, respectively.
     In September 2008, Highbridge converted $120,000 of outstanding principal under the Highbridge Note into 48,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded additional interest expense of approximately $6,300 during the year ended December 31, 2008 related to the unamortized portion of the Highbridge BCF.
     At September 30, 2009, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $33,974,789 and the related accrued interest was classified as a long-term liability.
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

6. Exit Activities
Office Relocation
     In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the sublease of all rentable square feet of the Premises pursuant to two sublease agreements which run through May 30, 2012, the term of the Lease Agreement. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At September 30, 2009, the security deposit under the Lease Agreement was approximately $140,000.
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
     The activity related to the lease accrual at September 30, 2009, is as follows:

		Cash
		Payments,	Accrual at
	Accrual at	Net of Sublease	September 30,
	December 31, 2008	Receipts 2009	2009
Lease Amendment	$193,348	$35,531	$157,817
Short-term portion of lease accrual	45,425		46,390

Long-term portion of lease accrual	$147,923		$111,427

     During the three and nine months ended September 30, 2009, the Company recorded approximately $6,200 and $19,800, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2008, the Company recorded approximately $8,100 and $26,700, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations.
Terminations
     In January 2009, the Company decided to streamline operations and terminated seven employees in order to address its existing cash constraints. Termination benefits were awarded in accordance with each employee’s respective employment arrangement. The Company recognized approximately $81,000 related to one-time termination benefits in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2009.
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
     In November 2009, the Company entered into a private placement with Robert Gipson of 2,500,000 shares of its common stock which raised $1,000,000 in gross proceeds.
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
Convertible Preferred Stock
     The Company completed the following sales of Series F Stock to Robert Gipson:

	Number of Shares
Date of Issuance	Issued	Gross Proceeds
March 19, 2009	20,000	$500,000
March 31, 2009	20,000	500,000
April 16, 2009	20,000	500,000
May 12, 2009	40,000	1,000,000
June 10, 2009	20,000	500,000
July 9, 2009	12,000	300,000
July 23, 2009	12,000	300,000
August 11, 2009	12,000	300,000
August 26, 2009	12,000	300,000
September 10, 2009	12,000	300,000
September 28, 2009	16,000	400,000

	196,000	$4,900,000

     The key terms of the Series F Stock are summarized below:
     Dividend. The Series F Stock is entitled to receive any dividend that is paid to holders of the Company’s common stock. Any subdivisions, combinations, consolidations or reclassifications to the common stock must also be made accordingly to Series F Stock, respectively.
     Liquidation Preference. In the event of the Company’s liquidation, dissolution or winding up, before any payments are made to holders of the Company’s common stock or any other class or series of the Company’s capital stock ranking junior as to liquidation rights to the Series F Stock, the holders of the Series F Stock will be entitled to receive the greater of (i) $25.00 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) plus any outstanding and unpaid dividends thereon and (ii) such amount per share as would have been payable had each share been converted into common stock. After such payment to the holders of Series F Stock and the holders of shares of any other series of our preferred stock ranking senior to the common stock as to distributions upon liquidation, our remaining assets will be distributed pro rata to the holders of our common stock.

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
     Redemption. At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by the Company at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), (the “Original Issue Price”), plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from the Original Issue Date until the redemption date.
     The April 2009 Series F Stock issuance was issued with a conversion price below the market price of the Company’s common stock. Accordingly, the Company recorded $2,000 as a deemed dividend and an increase in additional paid-in capital related to the total of the intrinsic value of the beneficial conversion feature.
     The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. As of September 30, 2009, the Company recorded approximately $106,000 in accretion on the Series F Stock.
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
     On April 24, 2009, the Company entered into an agreement, (the “Amendment Agreement”), with BioAxone pursuant to which the Cethrin License was amended to provide that during a specified period, the SubLicense Period, the Company will use reasonable commercial efforts to enter into a sublicense agreement for the technology licensed to us under the Cethrin License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the Cethrin License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event the Company executes a sublicense agreement within the SubLicense Period that meets certain specified minimum terms, the Company will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If the Company fails to execute a sublicense agreement during the SubLicense Period, the Cethrin License and the Company’s right to sublicense it will terminate and the Company will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into a future third party license agreement for the Cethrin technology. The Amendment Agreement includes a mutual release of all of the claims that each party had previously alleged against the other under the Cethrin License. Certain terms of the Amendment Agreement for which the Company has been granted Confidential Treatment are not disclosed herein. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired. BioAxone has not indicated whether or not an extension of this right is or could be available.
Contingencies
     The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a contract manufacturing organization (the “CMO”) for the Cethrin product. The Company was not satisfied with the services rendered by the CMO. The two companies have had a number of meetings to resolve the issues but have been unsuccessful. The Company informed the CMO that the agreement between the parties is considered terminated as the Company believes the CMO materially breached the agreement. Based on the terms of the agreement, the Company requested that the advance payment held by the CMO be offset by the amount payable for work performed to date. The CMO responded claiming they do not believe they breached the agreement and therefore does not accept the termination. In addition, the CMO has demanded the Company pay them for the work performed to date. As of September 30, 2009, no amounts under the agreement with the CMO are accrued in the accompanying Condensed Consolidated Balance Sheet relating to a potential settlement of this matter. Included in the accompanying Condensed Consolidated Balance Sheet is approximately $561,000 payable to the CMO for work performed as of December 31, 2008. The Company expensed the advance payment of $592,000 during the year ended December 31, 2008. The Company was informally notified in June 2009 that the CMO had ceased operations and terminated its staff. The Company has received no formal notification of such closure or any kind of demand for payment from the CMO or any successor in interest to its assets. The Company is prepared to continue negotiations with the CMO but there can be no assurance as to the outcome of this matter.
     On January 9, 2009, we announced that Frank Bobe, Executive Vice President and Chief Business Officer, left our employ. On March 4, 2009, Mr. Bobe filed a lawsuit in the state Superior Court in Middlesex County, Massachusetts naming us as defendant alleging breach of his employment agreement. The complaint alleges damages in the amount of $349,063 for severance and other benefits, plus additional attorney’s fees. On November 4, 2009, the Company entered into a Settlement and Release Agreement with Mr. Bobe pursuant to which all claims of Mr. Bobe against the Company and all claims of the Company against Mr. Bobe were released in exchange for a cash payment from the Company to Mr. Bobe, the amount of which is subject to the confidentiality provisions of the Settlement and Release Agreement. The Company adjusted its accrued liabilities in the accompanying statements of operations at September 30, 2009 to reflect the outcome of this matter. In addition, included in prepaid expenses and other current assets on the accompanying balance sheet at September 30, 2009 includes amounts due from the Company’s insurance company representing reimbursement for a portion of the settlement and legal fees.
9. Income taxes
     The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2005 through December 31, 2008. However, because we are carrying forward income tax attributes, such as net operating losses from 2004 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. There are currently no tax audits that have commenced with respect to income tax returns in any jurisdiction. The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of September 30, 2009.
10. Fair Value Measurements
     The Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 to evaluate the fair value of certain of its financial assets required to be measured on a recurring basis. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of any transaction costs.
     FASB ASC Topic 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three broad levels, described below:
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
     The following table sets forth our financial assets that were measured at fair value on a recurring basis at September 30, 2009 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at September 30, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Carrying Value at	Identical Assets	Observable Inputs	Unobservable Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds — current assets	$189,511	$189,511	$—	$—
Money market funds — long term assets	115,749	115,749	—	—

Total	$305,260	$305,260	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
     It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.75 as of September 30, 2009.
11. New Accounting Pronouncements
     In April 2009, FASB issued FASB ASC 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The ASC requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this ASC for the quarter ended June 30, 2009 and the adoption did not have a material impact on the Company’s consolidated results of operations and financial position.
     In April 2009, FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This ASC provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This ASC is effective for interim and annual reporting periods ending after June 15, 2009, and will be applied prospectively. The Company adopted this ASC for the quarter ended June 30, 2009 and the adoption did not have a material impact on the Company’s consolidated results of operations and financial position.
     In May 2009, the FASB issued ASC 855-10, “Subsequent Events” to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. The Company adopted this pronouncement upon issuance. This standard had no material impact on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification (the “Codification”) and the Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The adoption of the Codification had no material impact on the Company’s financial position or results of operations.
12. Subsequent Events
     The Company evaluated subsequent events through November 16, 2009, when the financial statements were issued.
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
     At September 30, 2009, we were considered a “development stage enterprise” as defined in Financial Accounting Standards Board Accounting Standards Codification Topic 915, OR ASC 915.
     As of September 30, 2009, we have experienced total net losses since inception of approximately $192,922,000, stockholders’ deficit of approximately $46,714,000 and a net working capital deficit of approximately $4,450,000. The cash and cash equivalents available at September 30, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximate $483,000 in cash and cash equivalents available at November 12, 2009 combined with additional operating capital committed from its lead investor and its ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into December 2009. We must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from the NASDAQ Capital Market.”
     In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On November 12, 2009, the closing price of our common stock was $0.37. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.
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
Cost Reduction
     In light of current conditions in the global financial markets and our severe cash constraints we have taken steps to reduce our on-going cash expenses. In January and September 2009, we terminated a total of ten employees, reduced the salary of most of the remaining employees and cut back certain employee benefits. The costs related to these actions consist primarily of one-time termination costs. The terminations and salary reductions are expected to reduce compensation costs by approximately $1,500,000 annually.

Product Development
Molecular Imaging Program
     The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. In July 2007, we completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis.
     We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to potential partners and investors. To maximize the value of our molecular imaging program, we are focusing on obtaining the funding necessary to execute the Altropane Phase III registration program. We are pursuing financing necessary to enable us to advance the Altropane program through our own means. In parallel, we are seeking to partner our molecular imaging program with a firm or firms with the resources necessary for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, and for the launch and commercialization of Altropane. We can provide no assurances that a partnership transaction will occur. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us. All of these activities require additional funding and as such are proceeding, if at all, only as rapidly as available resources permit. There can be no assurance that the required funding to advance the Altropane program will be available on acceptable terms if at all.
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
     Our lead product candidate for nerve repair is Cethrin. Cethrin contains a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of nerve repair. Cethrin is currently being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord. After an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered in a single application to the injured region of the spinal cord using a fibrin sealant as a carrier.
     In April 2009 we announced that we entered into an Amendment Agreement, or the Amendment, with BioAxone Therapeutic, Inc., pursuant to which the license agreement between the Company and BioAxone originally executed in December 2006, or the Cethrin License, was amended. The Amendment replaces all of the pre-commercial financial and performance-related milestones contained in the Cethrin License with a formula-based approach to sharing of any and all income under a sub-license. The Amendment establishes provisions under which we would use reasonable commercial efforts to enter into a Sub-license Agreement for the technology covered by the Cethrin License. The Amendment also provides for the mutual release of claims that each party had previously alleged against the other under the Cethrin License. Current development for Cethrin, including the manufacturing of additional Cethrin drug product, has been suspended until such time that we have secured a strategic partnership for the program. We have ceased our clinical development effort for Cethrin. Our efforts are focused on identifying and negotiating with appropriate sublicensing candidates. We may not be able to sublicense Cethrin during the time period under, or on terms compliant with, the Amendment Agreement, in either of which events we will not be entitled to any sublicense income as provided for in the Amendment Agreement. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired. BioAxone has not indicated whether or not an extension of this right is or could be available. In the event that no such extension is possible, it is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.

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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $30,169,000 on a cumulative basis.

	For the Three	For the Nine	From Inception
	Months Ended	Months Ended	(October 16, 1992) to
Program	September 30, 2009	September 30, 2009	September 30, 2009
Molecular imaging	$125,000	$627,000	$27,278,000
Regenerative therapeutics	$(30,000)	$306,000	$28,892,000
Neurodegenerative disease	$—	$20,000	$1,131,000
     Estimating costs and time to complete development of a specific program or technology is difficult due to the uncertainties of the development process and the requirements of the FDA which could require additional clinical trials or other development and testing. Results of any testing could lead to a decision to change or terminate development of a technology, in which case estimated future costs could change substantially. In the event we were to enter into a licensing or other collaborative agreement with a corporate partner involving sharing or funding by such corporate partner of development costs, the estimated development costs incurred by us could be substantially less than estimated. Additionally, research and development costs are extremely difficult to estimate for early-stage technologies due to the fact that there are generally less comprehensive data available for such technologies to determine the development activities that would be required prior to the filing of a New Drug Application, or NDA. As a result, we cannot reasonably estimate the cost and the date of completion for any technology that is not at least in Phase III clinical development due to the uncertainty regarding the number of required trials, the size of such trials and the duration of development. Even in Phase III clinical development, estimating the cost and the filing date for an NDA can be challenging due to the uncertainty regarding the number and size of the required Phase III trials. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit an NDA for Altropane in the U.S. will be approximately $34 million. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
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

Going Concern Basis of Accounting
     The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of September 30, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Stock-Based Compensation
     We measure compensation costs for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. We estimate the fair value of stock-based awards using the Black-Scholes valuation model on the grant date. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning the expected term of the awards, the rate of return of risk-free investments, our stock price volatility, and our anticipated dividends. If any of our estimates or assumptions prove incorrect, our results could be materially affected.
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
     Results of Operations
Three Months Ended September 30, 2009 and 2008
     Our net loss and net loss attributable to common stockholders was $2,060,300 during the three months ended September 30, 2009 as compared with $5,111,315 during the three months ended September 30, 2008. Net loss attributable to common stockholders totaled $0.09 per share for the 2009 period as compared to $0.25 per share for the 2008 period. The decrease in net loss in the 2009 period was primarily due to lower operating expenses resulting from our ongoing curtailment of operations. The decrease in net loss attributable to common stockholders on a per share basis in the 2009 period was primarily due to the decrease in net loss in 2009 and an increase in weighted average shares outstanding of approximately 2,494,000 shares in 2009, which was primarily the result of the common stock issuances in November 2008 and January 2009.
     Research and development expenses were $720,505 during the three months ended September 30, 2009 as compared with $2,818,398 during the three months ended September 30, 2008. The decrease in the 2009 period was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $1,161,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial; (ii) lower costs of approximately $464,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs and (iii) lower compensation and related costs of approximately $402,000 primarily related to lower headcount and lower stock-compensation expense. Subject to our ability to raise additional capital, we are currently planning for an increase in our research and development expenses over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Altropane clinical costs. Our working capital constraints may limit our planned expenditures.
     General and administrative expenses were $705,904 during the three months ended September 30, 2009 as compared with $1,703,609 during the three months ended September 30, 2008. The decrease in the 2009 period was primarily related to (i) lower compensation and related costs of approximately $738,000 primarily related to decreased headcount and lower stock-compensation expense, and (ii) lower commercialization and communication costs of approximately $147,000. We currently anticipate that our general and administrative expenses will decrease over the next twelve months primarily related to reduced headcount, although there may be significant fluctuations on a quarterly basis.
     Interest expense was $634,679 during the three months ended September 30, 2009 as compared with $609,817 during the three months ended September 30, 2008. The increase in the 2009 period was primarily attributable to the issuance of $10,000,000 in convertible promissory notes during 2008, which bear interest at the rate of 5% per annum.
     Investment income was $788 during the three months ended September 30, 2009 as compared with $20,509 during the three months ended September 30, 2008. The decrease in the 2009 period was primarily due to lower average cash and cash equivalent balances during the 2009 period.

Nine Months Ended September 30, 2009 and 2008
     Our net loss and net loss attributable to common stockholders was $9,022,736 during the nine months ended September 30, 2009 as compared with $16,552,039 during the nine months ended September 30, 2008. Net loss attributable to common stockholders totaled $0.39 per share for the 2009 period as compared to $0.80 per share for the 2008 period. The decrease in net loss in the 2009 period was primarily due to lower operating expenses resulting from our decision to curtail operations pending additional funding. The decrease in net loss attributable to common stockholders on a per share basis in the 2009 period was primarily due to the decrease in net loss in 2009 and an increase in weighted average shares outstanding of approximately 2,162,000 shares in 2009, which was primarily the result of the common stock issuances in November 2008 and January 2009.
     Research and development expenses were $3,441,041 during the nine months ended September 30, 2009 as compared with $9,107,664 during the nine months ended September 30, 2008. The decrease in the 2009 period was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $3,961,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial; (ii) lower costs of approximately $744,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs and (iii) lower compensation and related costs of approximately $818,000 primarily related to lower headcount.
     General and administrative expenses were $3,768,972 during the nine months ended September 30, 2009 as compared with $5,906,849 during the nine months ended September 30, 2008. The decrease in the 2009 period was primarily related to (i) lower compensation and related costs of approximately $1,183,000 primarily related to decreased headcount; (ii) lower commercialization and communication costs of approximately $400,000 (iii) lower legal, patent and consulting costs of approximately $294,000 primarily related to slowdowns in operations and resolution of the dispute with BioAxone.
     Other income was $65,000 during the nine months ended September 30, 2009 as compared with $0 during the nine months ended September 30, 2008. The amount recorded during the 2009 period represents the gain on sale of Cethrin drug substance to a vendor for said vendor to use in additional research.
     Interest expense was $1,883,730 during the nine months ended September 30, 2009 as compared with $1,610,314 during the nine months ended September 30, 2008. The increase in the 2009 period was primarily attributable to the issuance of $10,000,000 in convertible promissory notes during 2008, which bear interest at the rate of 5% per annum.
     Investment income was $6,007 during the nine months ended September 30, 2009 as compared with $72,788 during the nine months ended September 30, 2008. The decrease in the 2009 period was primarily due to lower average cash and cash equivalent balances during the 2009 period.
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
     Net cash used for operating activities, primarily related to our net loss, totaled $6,814,358 during the nine months ended September 30, 2009 as compared to $12,683,116 during the nine months ended September 30, 2008. The decrease in cash used during the 2009 period is primarily related to the decrease in net loss. Net cash provided by investing activities totaled $60,751 during the nine months ended September 30, 2009 as compared to $1,082,845 during the nine months ended September 30, 2008. The decrease in cash provided by investing activities is primarily associated with the sale of marketable securities used to fund operations during the 2008 period. Net cash provided by financing activities totaled $6,874,812 during the nine months ended September 30, 2009 as compared to $10,002,541 during the nine months ended September 30, 2008. The decrease during the 2009 period primarily reflects the decrease in promissory notes payable issued in the 2009 period partially offset by the issuance of preferred stock.
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

     A summary of financings completed during the three years ended September 30, 2009 is as follows:

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
September 2009	$0.7 million	Convertible Preferred Stock
August 2009	$0.6 million	Convertible Preferred Stock
July 2009	$0.6 million	Convertible Preferred Stock
June 2009	$0.5 million	Convertible Preferred Stock
May 2009	$1.0 million	Convertible Preferred Stock
April 2009	$0.5 million	Convertible Preferred Stock
March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.
     In November 2009, we sold 2,500,000 shares of our common stock for gross proceeds of $1,000,000.
     During the nine months ended September 30, 2009, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     As of September 30, 2009, we have experienced total net losses since inception of approximately $192,922,000, stockholders’ deficit of approximately $46,714,000 and a net working capital deficit of approximately $4,450,000. The cash and cash equivalents available at September 30, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At November 12 2009, we had cash and cash equivalents of approximately $483,000 which combined with additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into December 2009. We must immediately raise additional funds in order to continue operations.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors (described below). If we are unable to raise additional or sufficient capital or if we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below) we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from, the NASDAQ Capital Market.”
     In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On November 12, 2009, the closing price of our common stock was $0.37. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Contractual Obligations and Commitments
     Except as set forth below, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2008 have not materially changed since we filed that report.
     On April 24, 2009 we entered into the Amendment Agreement with BioAxone pursuant to which the Cethrin License was amended to provide that during a specified period, the SubLicense Period, we will use reasonable commercial efforts to enter into a Sublicense Agreement for the technology licensed to us under the Cethrin License. The Amendment Agreement further provides that all of the pre-commercial financial milestones, and the performance-related milestones contained in the Cethrin License are eliminated and replaced with a formula-based approach to sharing any and all sublicense income with BioAxone. The Amendment Agreement provides that, in the event we execute a sublicense agreement within the specified SubLicense Period that meets certain specified minimum terms, we will be entitled to receive a fixed percentage of all sublicense consideration in any and all forms and the remainder will be paid to BioAxone. If we fail to execute a sublicense agreement during the specified SubLicense Period, the Cethrin License and our right to sublicense it will terminate and we will instead be entitled to receive a lower fixed percentage of any and all income received by BioAxone if and when they enter into future third party license agreement for the Cethrin technology. The Amendment Agreement includes a mutual release of all of the claims that each party had previously alleged against the other under the Cethrin License. Certain terms of the Amendment Agreement for which we have been granted Confidential Treatment are not disclosed herein. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired. BioAxone has not indicated whether or not an extension of this right is or could be available.
Recent Accounting Pronouncements
     In April 2009, the Financial Accounting Standards Board, or FASB, issued FASB Accounting Standards Codification, or ASC, 825-10-65, “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as annual financial statements. The ASC requires a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such entity is required to disclose in the body or in the accompanying notes of its summarized financial information for interim reporting periods and in its financial statements for annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. Fair value information disclosed in the notes must be presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position. Such entity also must disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions during the period. We adopted this ASC for the quarter ended June 30, 2009 and the adoption did not have a material impact on our consolidated results of operations and financial position.
     In April 2009, FASB issued ASC 820-10-65, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This ASC provides additional guidance for estimating fair value in accordance with ASC 820, “Fair Value Measurements”, when the volume and level of activity for the asset or liability have significantly decreased. This ASC also includes guidance on identifying circumstances that indicate a transaction is not orderly. This ASC emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. We adopted this ASC for the quarter ended June 30, 2009 and the adoption did not have a material impact on our consolidated results of operations and financial position.
     In May 2009, the FASB issued ASC 855-10, “Subsequent Events” to establish accounting and disclosure standards for events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It defines financial statements as available to be issued, requiring the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether it be the date the financial statements were issued or the date they were available to be issued. We adopted this pronouncement upon issuance. This standard had no material impact on our financial position, results of operations or cash flows.
     In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification, or the Codification, and the Hierarchy of Generally Accepted Accounting Principles,” as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The adoption of the Codification had no material impact on our financial position or results of operations.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2008.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the nine months ended September 30, 2009.
Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     We have ceased our clinical development effort for Cethrin. Therefore, we will not realize the attendant benefits under the original in-license from BioAxone. Further clinical development of Cethrin will be conducted, if at all, by a sublicense. We may not be able to sublicense Cethrin during the time period under, or on terms compliant with, the Amendment Agreement, in either of which events we will not be entitled to any sublicense income as provided for in the Amendment Agreement. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired. BioAxone has not indicated whether or not an extension of this right is or could be available. It is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.
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
Item 6 — Exhibits

10.1	Securities Purchase Agreement dated July 9, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on July 13, 2009 and incorporated herein by reference)

10.2	Securities Purchase Agreement dated July 23, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on July 29, 2009 and incorporated herein by reference)

10.3*	Securities Purchase Agreement dated August 11, 2009, by and between the Company and Robert L. Gipson

10.4	Securities Purchase Agreement dated August 26, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 1, 2009 and incorporated herein by reference)

10.5	Securities Purchase Agreement dated September 10, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on September 16, 2009 and incorporated herein by reference)

10.6	Securities Purchase Agreement dated September 28, 2009, by and between the Company and Robert L. Gipson (filed as Exhibit 10.7 to our Current Report on Form 8-K filed on October 2, 2009 and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: November 16, 2009	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 16, 2009	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)