Form 10-K
period 2009-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2010-03-31
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on June 30, 2009 (the last business day of our most recently completed second fiscal quarter), the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $4,587,530.

As of March 22, 2010, there were 25,555,645 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission relative to the registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business.

Overview

We are a biotechnology company focused on the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidates are based on three proprietary technology platforms:

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from trauma such as spinal cord injury, or SCI, stroke, and optic nerve damage utilizing technology referred to as axon regeneration.

As of December 31, 2009, we have experienced total net losses since inception of approximately $203,969,000 , stockholders’ deficit of approximately $47,509,000 and a net working capital deficit of approximately $4,536,000. The cash and cash equivalents available at December 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 22, 2010, we had cash and cash equivalents of approximately $130,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into April, 2010. We must immediately raise additional funds in order to continue operations and to fund the approximately $34 million of investment required to complete the Altropane clinical development program. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.

In order to continue as a going concern, we must immediately raise funds through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting could have an adverse affect on our ability to obtain future financing and could adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from the NASDAQ Capital Market.”

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 22, 2010, the closing price of our common stock was $.21. The failure to receive the requisite waiver or consent of the

March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

Our ability to advance our clinical programs, including the development of Altropane, is affected by the availability of financial resources. Financial considerations have caused us to suspend planned development activities for our clinical and preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for the Altropane molecular imaging agent.

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

We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to potential partners and investors. To maximize the value of our molecular imaging program, we are focusing on obtaining the funding necessary to execute the Altropane Phase III registration program. We are pursuing the capital necessary to enable us to advance the Altropane program through our own means. In parallel, we are seeking to partner our molecular imaging program with a firm or firms with the resources necessary for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, and for the launch and commercialization of Altropane. We can provide no assurances that a partnership transaction will occur. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us. All of these activities require additional funding not presently available and as such have been suspended. There can be no assurance that the required funding to advance the Altropane program will be available on acceptable terms if at all.

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

Based on certain statistical and modeling assumptions, we initially estimated that POET-1 would require enrollment of approximately 332 patients to meet the endpoints and be statistically significant. These assumptions included published reports in scientific journals that indicated a 20 to 30 percent misdiagnosis rate in the early stages of PD. Our review of the un-blinded data from the initial patients enrolled in POET-1 indicated that the error rate of PCPs who participated in POET-1 was higher than anticipated. As such, statistical modeling indicated that, provided the performance of Altropane in POET-1 was consistent with its historical performance in earlier trials, statistical significance could be achieved with fewer patients than originally projected. After a series of discussions with the FDA and our expert advisors, we notified the FDA that we elected to terminate our SPA and end POET-1 enrollment so that we could analyze the complete set of clinical data for efficacy. The results of the 206 patients in POET-1 were statistically significant and with the exception of one “possibly-related” urinary tract infection that resolved after treatment, there were no drug-related serious adverse events.

Phase III Trial — Parkinson’s or Essential Tremor (POET-2)

In July 2007, our collaborators completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the FDA and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The second portion of the POET-2 program is expected to cost $34 million and there can be no assurances that these funds will be available to the Company.

Market Opportunity

It has been estimated that approximately 180,000 individuals in the United States per year present to their physician with new, undiagnosed cases of PD and ET, and are therefore candidates for a scan using the Altropane molecular imaging agent to diagnose or rule out early PS. It has also been estimated by the National Institute of Neurological Disorders and Stroke and the National Parkinson’s Foundation, that the number of people in the United States with PD is between 500,000 and 1,500,000. It has been estimated by the Tremor Action Network that there are approximately 10,000,000 people in the United States with ET. In addition, a study done by the World Health Organization claims that approximately 2,000,000 individuals suffer from PD in Europe. We expect the number of individuals affected by PD to grow substantially as people continue to live longer and the overall population ages.

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

Resource constraints have forced us to cease all development efforts related to the Technetium-based imaging agent and we can provide no assurances when, if ever, development of these products will resume.

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

Our lead product candidate for nerve repair during early 2009 was Cethrin. Cethrin contains a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of nerve repair. Cethrin was being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord.

In December 2006, we entered into a license agreement, or the Cethrin License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin, as further defined in the Cethrin License. The Cethrin License called for us to conduct development and commercialization activities of Cethrin and to pay certain pre-commercialization milestones and on-going royalties on sales of Cethrin when and if approved for marketing. The Cethrin License provided for a series of performance milestones any of which, if not achieved by us in the timeframes agreed in the Cethrin License, could form the basis of a claim for compensation to BioAxone and possibly the termination of some or all of our rights under the Cethrin License. The Cethrin License further provided us with relief from our performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with Cethrin during its development. Additionally, the Cethrin License provided a warranty that all of the clinical materials provided to us by BioAxone in connection with the Cethrin License were manufactured in accordance with current Good Manufacturing Practices, or cGMP.

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

We believed that the purported termination was without effect. Our performance obligations under the Cethrin License were specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represented such a safety risk for Cethrin. We notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect.

In April 2009 we announced that we entered into an Amendment Agreement, or the Amendment, with BioAxone Therapeutic, Inc., pursuant to which the Cethrin License, was amended. The Amendment replaces all of the pre-commercial financial and performance-related milestones contained in the Cethrin License with a formula-based approach to sharing of any and all income under a sub-license. The Amendment establishes provisions under which we would use reasonable commercial efforts to enter into a Sub-license Agreement for the technology covered by the Cethrin License. The Amendment also provides for the mutual release of claims that each party had previously alleged against the other under the Cethrin License. During 2009 our efforts were focused on identifying and negotiating with appropriate sublicensing candidates. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired and all rights granted to us in the Cethrin License have reverted to BioAxone. The Amendment provides that, in the event BioAxone is able to license or partner the Cethrin technology in the future, we are entitle to receive a 30% share of any and all proceeds received by BioAxone connected with such transaction. It is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment.

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

Our development efforts with these candidate compounds has been suspended due to resource constraints and it is unclear when, if ever, they will resume. We are pursuing partnership transactions for these assets but there can be no assurances that any such transactions will occur.

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

We believe that experiments and animal tests, including those conducted by our collaborating scientists, Dr. Larry Benowitz and Dr. Zhigang He and their colleagues at CMCC, demonstrate significant progress in the search for potentially important nerve repair agents for stroke and SCI. In published work, Dr. Benowitz and his colleagues showed that INOSINE stimulated axon growth in an animal model of SCI. Almost all of the treated animals showed signs of extensive axon regeneration from the uninjured to the injured side of the spinal cord, specifically the corticospinal tract. In related published work, INOSINE treatment was also shown to produce functional recovery in an experimental rat model of stroke. The improvement in forelimb and hindlimb function in the treated animals was statistically significant over the control group rats. Work in the laboratory of Dr. He has shown in vitro that inhibitors of the epidermal growth factor receptor can overcome the growth inhibition induced by myelin and stimulate nerve outgrowth.

Scientific Collaborators

A summary of the key scientific, research and development professionals with whom we worked in 2009, and a composite of their professional backgrounds and affiliations is as follows:

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

Robert S. Langer, Sc.D., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology; and

Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

Research and Development

We rely on licensing from third parties as our source for new technologies and product candidates, and we maintain only limited internal research and development personnel. Research and development expenses for the years ended December 31, 2009, 2008 and 2007 were approximately $3.7 million, $10.9 million and $10.5 million, respectively.

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

Our intellectual property strategy is to vigorously pursue patent protection for our technologies in the United States and major developed countries. As of December 31, 2009, we owned or licensed 41 issued U.S. patents and 29 pending U.S. patent applications. International patent applications corresponding to certain of these U.S. patent applications have also been filed. Generally, each license agreement is effective until the last patent licensed relating to the technology expires or a fixed and determined date.. The patents for the Altropane molecular imaging agent expire beginning in 2013. The patents for the technetium-based molecular imaging agents expire beginning in 2017. The patents for Inosine expire in 2017.

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

MDS Nordion, Inc., or MDS Nordion, a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents, has supplied Altropane to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2010, MDS Nordion manufactures the Altropane molecular imaging agent for our clinical trials in exchange for minimum monthly cash payments. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable or unwilling to manufacture Altropane for us. We could encounter a significant delay before another supplier could manufacture Altropane for us due to the time required to establish a cGMP manufacturing process for Altropane. We hope to sign an extension with MDS Nordion before December 31, 2010 but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of Altropane with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms or that if we are unable to satisfy our monthly minimum payment obligations to MDS Nordion that our existing agreement will remain in force.

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

Employees

As of December 31, 2009, we employed 5 full-time employees. None of our employees are covered by a collective bargaining agreement.

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

As of December 31, 2009, we have experienced total net losses since inception of approximately $203,969,000 , stockholders’ deficit of approximately $47,509,000 and a net working capital deficit of approximately $4,536,000. The cash and cash equivalents available at December 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 22, 2010, we had cash and cash equivalents of approximately $130,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into April, 2010. We must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, we must immediately raise additional funds through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and could continue to adversely impact our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from the NASDAQ Capital Market.”

In connection with the March 2005 Financing, we agreed with the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 22, 2010, the closing price of our common stock was $.21. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

Our ability to advance our clinical programs, including the development of Altropane, is affected by the availability of financial resources. Financial considerations have caused us to suspend planned development activities for our clinical and preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for the Altropane molecular imaging agent.

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

Except for Altropane, we have not yet received IND authorization from the FDA for our other product candidates which will be required before we can begin clinical trials in the United States. We may not submit INDs for our product candidates if we are unable to accumulate the necessary preclinical data for the filing of an IND. The FDA may request additional preclinical data before allowing us to commence clinical trials. The FDA or other applicable regulatory authorities may suspend clinical trials of a drug candidate at any time if we or they believe the subjects or patients participating in such trials are being exposed to unacceptable health risks or for other reasons. Adverse side effects of a drug candidate on subjects or patients in a clinical trial could result in the FDA or foreign regulatory authorities refusing to approve a particular drug candidate for any or all indications of use.

There is no assurance that the results obtained to date and/or any further work completed in the future will be sufficient to achieve the approvability of Altropane.

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

We have entered into license agreements with Harvard University and its affiliated hospitals, or Harvard and its Affiliates, and Children’s Medical Center Corporation, or CMCC, that give us rights to intellectual property that is necessary for our business. These license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

Many of our expert advisors are employed by, or have their own collaborative relationship with Harvard and its Affiliates or CMCC. A summary of the key scientific, research and development professionals with whom we work, and a composite of their professional background and affiliations is as follows:

•	Larry I. Benowitz, Ph.D., Director, Laboratories for Neuroscience Research in Neurosurgery, Children’s Hospital, Boston; Associate Professor of Neurosurgery, Harvard Medical School.

•	Zhigang He, Ph.D., BM, Research Associate, Department of Neurology, Children’s Hospital Boston; Associate Professor of Neurology, Department of Neurology, Harvard Medical School.

•	Robert S. Langer, Jr., Sc.D., Institute Professor of Chemical and Biomedical Engineering, Massachusetts Institute of Technology.

•	Peter Meltzer, Ph.D., President, Organix, Inc., Woburn, MA.

Dr. Benowitz, Dr. Bianchine, Dr. He, and Dr. Langer provided scientific consultative services resulting in total obligations of approximately $100,000 for 2009. Dr. Benowitz and Dr. He provided scientific consultative services primarily related to our nerve repair program. Dr. Langer provided consultative services primarily related to scientific and business services. Resource constraints forced us to terminate these relationships in 2009 and there can be no assurances that, should the services of these collaborators be required in the future, they will be available to us.

At December 31, 2009 and March 31, 2010 Drs. Benowitz, He and Langer were owed a total of $116,000 by the company for past services.

We do not have a consulting agreement with Dr. Meltzer but do enter into research and development contracts from time to time with Organix, Inc., of which Dr. Meltzer is president.

Our significant collaborations include:

•	Children’s Hospital in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts. We terminated our research agreement with Children’s Hospital in March 2009;

•	Harvard Medical School in Boston, Massachusetts where certain of our collaborating scientists perform their research efforts;

•	MDS Nordion in Vancouver, British Colombia which manufactures the Altropane molecular imaging agent; and

•	Organix, Inc. in Woburn, Massachusetts which provides non-radioactive Altropane for FDA mandated studies and synthesizes our compounds for the treatment of PD and for axon regeneration.

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

MDS Nordion, Inc., or MDS Nordion, a Canadian corporation and well-recognized manufacturer of 123I and nuclear medicine labeled imaging agents, has supplied Altropane to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which currently expires on December 31, 2010, MDS Nordion manufactures the Altropane molecular imaging agent for our clinical trials in exchange for minimum monthly cash payments. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable or unwilling to manufacture Altropane for us. We could encounter a significant delay before another supplier could manufacture Altropane for us due to the time required to establish a cGMP manufacturing process for Altropane. We hope to sign an extension with MDS Nordion before December 31, 2010 but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of Altropane with MDS Nordion or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms or that if we are unable to satisfy our monthly minimum payment obligations to MDS Nordion that our existing agreement will remain in force.

IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH OUR LICENSORS, INCLUDING HARVARD AND ITS AFFILIATES AND CMCC, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM SUCH LICENSORS.

We maintain relationships with our licensors, Harvard and its Affiliates, and CMCC. Substantially all of our technologies are licensed from these licensors. Under the terms of our license agreements with Harvard and its Affiliates and CMCC, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective agreement. Among other things, the technologies licensed under these agreements include:

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

Risks Related to Employees and Growth

IF WE ARE UNABLE TO RETAIN OUR KEY PERSONNEL AND/OR RECRUIT ADDITIONAL KEY PERSONNEL IN THE FUTURE, THEN WE MAY NOT BE ABLE TO OPERATE EFFECTIVELY.

Our success depends significantly upon our ability to attract, retain and motivate highly qualified scientific and management personnel who are able to formulate, implement and maintain the operations of a biotechnology company such as ours. We consider retaining Peter Savas, our Chairman and Chief Executive Officer and Kenneth L. Rice, Jr., our Executive Vice President Finance and Administration and Chief Financial Officer to be key to our efforts to develop and commercialize our product candidates. The loss of the service of these key executives may significantly delay or prevent the achievement of product development and other business objectives. We do not presently carry key person life insurance on any of our scientific or management personnel.

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

Not Used.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the Pink Sheets OTC Market under the symbol ALSE.PK. Prior to May 8, 2009, our common stock was traded on the NASDAQ Capital Market under the symbol ALSE. Prior to June 7, 2007, our common stock was traded on the NASDAQ Capital Market under the symbol BLSI.

The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2008 through December 31, 2009 as reported on the NASDAQ Capital Market and/or the Pink Sheets OTC Market.

Quarter Ended	High	Low

March 31, 2008	$3.09	$2.15
June 30, 2008	$2.94	$1.95
September 30, 2008	$3.00	$2.05
December 31, 2008	$2.50	$0.92
March 31, 2009	$1.88	$0.49
June 30, 2009	$1.18	$0.55
September 30, 2009	$1.01	$0.51
December 31, 2009	$0.75	$0.19

Holders

As of March 22, 2010, there were approximately 2,800 holders of record of our common stock. As of March 22, 2010, there were approximately 8,100 beneficial holders of our common stock.

Dividends

We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Consolidated Financial Data.

The selected consolidated financial data set forth below with respect to our consolidated statement of operations for each of the years in the three-year period ended December 31, 2009 and our consolidated balance sheets as of December 31, 2009 and 2008 are derived from and qualified by reference to our audited consolidated financial statements and the related notes thereto found at “Item 8. Financial Statements and Supplementary Data” herein. The consolidated statement of operations data for each of the years ended December 31, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 are derived from our audited consolidated financial statements not included in this Annual Report on Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with and is qualified in its entirety by our audited consolidated financial statements and related notes thereto found at “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” which are included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2009	2008	2007	2006	2005

Statement of Operations Data
Revenues	$—	$—	$—	$—	$—
Operating expenses	8,325,982	18,710,812	18,881,125	26,434,736	11,647,984
Net loss	(10,776,937)	(20,847,459)	(19,548,348)	(26,355,243)	(11,501,442)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	—	—	(715,515)
Net loss attributable to common stockholders	(10,776,937)	(20,847,459)	(19,548,348)	(26,355,243)	(12,216,957)
Basic and diluted net loss per share attributable to common stockholders	$(0.46)	$(1.00)	$(1.04)	$(1.59)	$(1.03)
Weighted average number of common shares outstanding	23,361,458	20,883,066	18,874,070	16,525,154	11,806,153
Balance Sheet Data
Cash and cash equivalents	$314,964	$73,974	$2,933,292	$1,508,665	$578,505
Marketable securities	—	—	1,240,543	—	8,750,832
Total assets	790,815	845,250	5,623,677	2,368,887	10,515,488
Working capital (deficit) (excludes restricted cash and restricted marketable securities)	(4,535,951)	(4,623,816)	1,421,887	(16,853,334)	7,466,080
Long-term debt and accrued interest payable	38,212,718	35,769,464	24,075,527	—	—
Stockholders’(deficit) equity	$(47,509,322)	$(40,013,361)	$(22,414,471)	$(16,571,907)	$7,891,306

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”

Overview

Description of Company

We are a biotechnology company focused on the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidates are based on three proprietary technology platforms:

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

•	Regenerative therapeutics program, primarily focused on nerve repair and restoring movement and sensory function in patients who have had significant loss of CNS function resulting from trauma such as spinal cord injury, or SCI, stroke, and optic nerve damage utilizing technology referred to as axon regeneration.

At December 31, 2009, we were considered a “development stage enterprise” as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises), and will continue to be so until we commence commercial operations. The development stage is from October 16, 1992 (inception) through December 31, 2009.

As of December 31, 2009, we have experienced total net losses since inception of approximately $203,969,000, stockholders’ deficit of approximately $47,509,000 and a net working capital deficit of approximately $4,536,000. The cash and cash equivalents available at December 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 22, 2010, we had cash and cash equivalents of approximately $130,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April, 2010. We must immediately raise additional funds in order to continue operations and to fund the estimated $34 million of development costs related to the Altropane POET-2 program. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.

In order to continue as a going concern, we must immediately raise additional funds through one or more of the following: a debt financing, an equity offering or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers as described in Note 4 to our consolidated financial statements. If we are unable to raise additional or sufficient capital, or if we violate a debt covenant or default under the March 2008 Amended Purchase Agreement of convertible promissory notes, or the June 2008 Purchase Agreement as described in Note 4 to our consolidated financial statements we will need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust its current business plan and in any such event may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and could continue to adversely impact our stock price and the liquidity of our common stock.

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 22, 2010, the closing price of our common stock was $.21. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

Product Development

Molecular Imaging Program

The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. In July 2007, we completed enrollment in a study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist, or MDS considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit a New Drug Application, or NDA for Altropane in the U.S. will be approximately $34 million. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.

We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to potential partners and investors. To maximize the value of our molecular imaging program, we are focusing on obtaining the funding necessary to execute the Altropane Phase III registration program. We are pursuing the capital necessary to enable us to advance the Altropane program through our own means. In parallel, we are seeking to partner our molecular imaging program with a firm or firms with the resources necessary for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, and for the launch and commercialization of Altropane. We can provide no assurances that a partnership transaction will occur. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us. All of these activities require additional funding and as such are proceeding, if at all, only as available resources permit. There can be no assurance that the required funding to advance the Altropane program will be available on acceptable terms if at all.

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

Our lead product candidate for nerve repair during early 2009 was Cethrin. Cethrin contains a proprietary protein which studies indicate inactivates a key enzyme called Rho resulting in the promotion of nerve repair. Cethrin was being investigated to determine its effectiveness in facilitating the restoration of movement and sensory function following a major injury to the spinal cord. After an SCI, approximately two-thirds of patients undergo decompression/stabilization surgery. During surgery, Cethrin is delivered in a single application to the injured region of the spinal cord using a fibrin sealant as a carrier.

In December 2006, we entered into a license agreement, or the Cethrin License, with BioAxone Therapeutic Inc., a Canadian corporation, or BioAxone, pursuant to which we were granted an exclusive, worldwide license to develop and commercialize specified compounds including, but not limited to, Cethrin, as further defined in the Cethrin License. The Cethrin License called for us to conduct development and commercialization activities of Cethrin and to pay certain pre-commercialization milestones and on-going royalties on sales of Cethrin when and if approved for marketing. The Cethrin License provided for a series of performance milestones any of which, if not achieved by us in the timeframes agreed in the Cethrin License, could form the basis of a claim for compensation to BioAxone and possibly the termination of some or all of our rights under the Cethrin License. The Cethrin License further provided us with relief from our performance obligations in the event that such performance is effectively rendered impossible due to safety or efficacy issues with Cethrin during its development. Additionally, the Cethrin License provided a warranty that all of the clinical materials provided to us by BioAxone in connection with the Cethrin License were manufactured in accordance with current Good Manufacturing Practices, or cGMP.

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

We believed that the purported termination was without effect. Our performance obligations under the Cethrin License were specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represented such a safety risk for Cethrin. We notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect.

In April 2009 we announced that we entered into an Amendment Agreement, or the Amendment, with BioAxone Therapeutic, Inc., pursuant to which the Cethrin License, was amended. The Amendment replaces all of the pre-commercial financial and performance-related milestones contained in the Cethrin License with a formula-based approach to sharing of any and all income under a sub-license. The Amendment establishes provisions under which we would use reasonable commercial efforts to enter into a Sub-license Agreement for the technology covered by the Cethrin License. The Amendment also provides for the mutual release of claims that each party had previously alleged against the other under the Cethrin License. During 2009 our efforts were focused on identifying and negotiating with appropriate sublicensing candidates. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired and all rights granted to us in the License Agreement have reverted to BioAxone. The Amendment Agreement provides that, in the event BioAxone is able to license or partner the Cethrin technology in the future, we are entitle to receive a 30% share of any and all proceeds received by BioAxone connected with such transaction. It is unclear if or when BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.

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

Research and Development

Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $30,549,000 on a cumulative basis.

	For the Three	For the Year	From Inception
	Months Ended	Ended	(October 16, 1992) to
Program	December 31, 2009	December 31, 2009	December 31, 2009

Molecular imaging	$(147,000)	$480,000	$27,131,000
Regenerative therapeutics	$28,000	$334,000	$28,920,000
Neurodegenerative disease	$—	$20,000	$1,131,000

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

Going Concern Basis of Accounting

The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of December 31, 2009, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.

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

Years Ended December 31, 2009 and 2008

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

Our net loss and net loss attributable to common stockholders was $10,776,937 during the year ended December 31, 2009 as compared with $20,847,459 during the year ended December 31, 2008. Net loss attributable to common stockholders totaled $0.46 per share during 2009 as compared with $1.00 per share during 2008. The decrease in net loss in 2009 was primarily due to lower operating expenses resulting from our decision to significantly curtail operations pending additional funding. The decrease in net loss attributable to common stockholders on a per share basis in 2009 was primarily due to the decrease in net loss in 2009 and an increase in weighted average shares outstanding of approximately 2,478,000 shares in 2009, which was primarily the result of common stock issuances during 2009.

Research and development expenses were $3,702,781 during the year ended December 31, 2009 as compared with $10,851,844 during the year ended December 31, 2008. The decrease in 2009 was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $4,254,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial; (ii) lower costs of approximately $1,375,000 associated with our molecular imaging program primarily related to decreased Altropane clinical costs and (iii) lower compensation and related costs of approximately $1,332,000 primarily related to lower headcount. Subject to our ability to raise additional capital, we are currently planning for an increase in our research and development expenses over the next twelve months although there may be significant fluctuations on a quarterly basis. This expected increase is primarily related to higher Altropane clinical costs. Our current working capital constraints may limit our planned expenditures.

General and administrative expenses were $4,623,201 during the year ended December 31, 2009 as compared with $7,858,968 during the year ended December 31, 2008. The decrease in 2009 was primarily related to (i) lower compensation and related costs of approximately $1,974,000 primarily related to decreased headcount; (ii) lower commercialization and communication costs of approximately $532,000 and (iii) lower legal, patent and consulting costs of approximately $459,000 primarily related to slowdowns in operations and resolution of the dispute with BioAxone. We currently anticipate that our general and administrative expenses will decrease over the next twelve months primarily related to reduced headcount, although there may be significant fluctuations on a quarterly basis.

Interest expense totaled $2,523,095 during the year ended December 31, 2009 as compared to $2,215,663 during the year ended December 31, 2008. The increase in the 2009 period was primarily attributable to the issuance of $10,000,000 in convertible promissory notes in 2008 which bear interest at the rate of 5% per annum and the issuance of $1,350,000 in promissory notes in 2009 which bear interest at the rate of 7% per annum.

Investment income was $7,140 during the year ended December 31, 2009 as compared with investment income of $79,016 during the year ended December 31, 2008. The decrease in 2009 was primarily due to lower average cash, cash equivalent and marketable securities balances in 2009 than in 2008.

At December 31, 2009, we had net deferred tax assets of approximately $50,538,000 for which a full valuation allowance has been established. As a result of our concentrated efforts on research and development, we have a history of incurring net operating losses, or NOLs, and expect to incur additional net operating losses for the foreseeable future. Accordingly, we have concluded that it is more likely than not that the future benefits related to the deferred tax assets will not be realized and, therefore, we have provided a full valuation allowance for these assets. In the event we achieve profitability, these deferred tax assets may be available to offset future income tax liabilities and expense, subject to limitations that may occur from ownership changes under provisions of the Internal Revenue Code. In 1995 and 2005, we experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since our formation, we have raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the 2005 ownership change, utilization of our NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of our net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly.

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

Investment income was $79,016 during the year ended December 31, 2008 as compared with investment income of $208,848 during the year ended December 31, 2007. The decrease in 2008 was primarily due to lower average cash, cash equivalent and marketable securities balances in 2008 than in 2007.

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

Net cash used for operating activities, primarily related to our net loss, totaled $8,060,298 in 2009 as compared to $14,983,246 in 2008. The decrease in net loss in 2009 is primarily related to reductions in R&D and G&A spending in 2009 totaling $10,384,830 partially offset by decreases in accounts payable and prepaid expenses totaling $3,194,158. There can be no assurances that the Company will be able to continue these payment terms. Net cash provided by investing activities totaled $76,476 in 2009 as compared to cash provided by investing activities of $1,121,387 in 2008. The change in investing activities is primarily associated with the sale of marketable securities used to fund operations. Net cash provided by financing activities totaled $8,224,812 in 2009 as compared to $11,002,541 in 2008. The decrease in 2009 primarily reflects the decrease in notes payable issued in 2009.

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

A summary of financings completed during the three years ended March 31, 2010 is as follows:

Date	Net Proceeds Raised	Securities or Debt Instrument Issued

March 2010	$0.3 million	Promissory Note
February 2010	$0.2 million	Promissory Note
January 2010	$0.3 million	Promissory Note
December 2009	$0.3 million	Promissory Note
November 2009	$1.0 million	Common Stock
September 2009	$0.7 million	Convertible Preferred Stock
August 2009	$0.6 million	Convertible Preferred Stock
July 2009	$0.6 million	Convertible Preferred Stock
June 2009	$0.5 million	Convertible Preferred Stock
May 2009	$1.0 million	Convertible Preferred Stock
April 2009	$0.5 million	Convertible Preferred Stock
March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes

In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.

As of December 31, 2009, we have experienced total net losses since inception of approximately $203,969,000 , stockholders’ deficit of approximately $47,509,000 and a net working capital deficit of approximately $4,536,000. The cash and cash equivalents available at December 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 22, 2010, we had cash and cash equivalents of approximately $130,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April, 2010. We must immediately raise additional funds in order to continue operations.

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

In connection with the common stock financing completed by us in March 2005, or the March 2005 Financing, we agreed with the purchasers in such financing, including Robert Gipson, Thomas Gipson, and Arthur Koenig, or the March 2005 Investors, that, subject to certain exceptions, we would not issue any shares of our common stock at a per share price less than $2.50 without the prior consent of the March 2005 Investors holding at least a majority of the shares issued in the March 2005 Financing. On March 22, 2010, the closing price of our common stock was $.21. The failure to receive the requisite waiver or consent of the March 2005 Investors could have the effect of delaying or preventing the consummation of a financing by us should the price per share in such financing be set at less than $2.50.

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

We are subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement, or Purchase Agreements. If we (i) fail to pay the principal or interest due under the Purchase Agreements, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Purchase Agreements may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise permit to be outstanding any additional indebtedness for money borrowed, (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate. In January 2010 the Purchasers agreed to amend the Purchase Agreements to allow us to make additional borrowings of up to $5,000,000 on terms acceptable to our Board of Directors.

Promissory Notes

In December 2009 we issued a promissory note to Robert Gipson in the amount of $350,000 and payable on demand. The Note bears interest at the rate of 7% per annum.

Convertible Preferred Stock

During 2009 the we completed the following sales of Series F Convertible Preferred Stock to Robert Gipson:

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

The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. As of December 31, 2009, the Company recorded approximately $192,000 in accretion on the Series F Stock.

Common Stock

In November 2008, we completed a private placement with Robert Gipson of 543,478 shares of our common stock which raised $1,000,000 in gross proceeds. In connection with the November 2008 private placement, we also issued warrants to Mr. Gipson (the “November 2008 Warrants”) to purchase 543,478 additional shares of common stock that were exercisable at $1.84 per share between six months and two years after the closing. In connection with the private placement, we agreed with Mr. Gipson (the “Letter Agreement”) that if we sold shares of our common stock at a price below $1.84, subject to certain exceptions, prior to December 31, 2009, Mr. Gipson would be entitled to receive, for no additional consideration, additional shares of common stock and warrants in accordance with a pre-determined formula. In addition, Dawson James Securities, Inc., (“Dawson James”) in its capacity as agent for the private placement, was entitled to a warrant to purchase 38,043 shares of common stock (the “Agent Warrant”). The Agent Warrant had a term of five years and was exercisable at a price equal to $1.84. In February 2009, Dawson James gave up its right to the Agent Warrant.

In January 2009, we completed a private placement with Robert Gipson of 1,000,000 shares of its common stock which raised $1,000,000 in gross proceeds. In addition, we issued an additional 456,522 shares of our common stock to Mr. Gipson pursuant to a Letter Agreement. In connection with the January 2009 private placement, Mr. Gipson agreed to the cancellation of the November 2008 Warrants.

In February 2009, we entered into a private placement with Cato Holding Company (“Cato”) of 200,000 shares of our common stock at a purchase price of $1.00 per share. In connection with the February 2009 private placement, we agreed with Cato that if we sell shares of our common stock, or securities convertible into common stock, prior to September 30, 2009, and the purchaser of such securities receives warrants to purchase additional shares of common stock (a “Qualified Financing”), subject to certain exceptions, Cato shall be entitled to receive, for no additional consideration, a warrant to purchase shares of common stock with the same terms and conditions as those provided to a purchaser in a Qualified Financing.

In November 2009, we entered into a private placement with Robert Gipson of 2,500,000 shares of our common stock which raised $1,000,000 in gross proceeds. In addition, in March 2010 we issued an additional 1,500,000 shares of our common stock to Mr. Gipson pursuant to a Letter Agreement.

Contractual Obligations and Commitments

As of December 31, 2009, our approximate future minimum contractual obligations were as follows:

	Payments Due by Period
		Less Than One	One to	Three to Five	More Than
Contractual Obligations	Total	Year	Three Years	Years	Five Years

Operating Lease Obligations(1)	$1,247,000	$592,000	$655,000	$—	$—
Convertible Notes Payable(2)	34,880,000	—	34,880,000	—	—
Other Contractual Obligations(3)	29,000	19,000	10,000	—	—

Total	$36,156,000	$611,000	$35,545,000	$—	$—

(1)	Such amounts primarily consist of minimum rental payments for our Hopkinton, Massachusetts office lease through its expiration in 2011. In addition, we have an office lease in Boston, Massachusetts that expires in 2012 for which we have entered into two sublease agreements covering the entire leased space. Total rent expense under all of our leases was approximately $277,000 for the year ended December 31, 2009.

(2)	Such amount was adjusted for the beneficial conversion features reducing the carrying values of the notes.

(3)	Such amounts primarily reflect research and development commitments with third parties.

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

In June 2009, the FASB issued ASC 105-10, “The FASB Accounting Standards Codification, and the Hierarchy of Generally Accepted Accounting Principles,” or the Codification as the single source of authoritative nongovernmental Generally Accepted Accounting Principles in the United States. The Codification is effective for interim and annual periods ending after September 15, 2009. Upon the effective date, the Codification will be the single source of authoritative accounting principles to be applied by all nongovernmental U.S. entities. All other accounting literature not included in the Codification will be nonauthoritative. The adoption of the Codification had no material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a)(4) of Regulation S-K) during the year ended December 31, 2009.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the fiscal year ended December 31, 2009.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Alseres Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alseres Pharmaceuticals, Inc. and Subsidiaries (the “Company”) (a development stage enterprise) as of December 31, 2009 and 2008, and the related consolidated statements of operations, comprehensive loss and stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2009 and for the period from October 16, 1992 (Inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from October 16, 1992 (inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts included for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 and the period from October 16, 1992 (Inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Alseres Pharmaceuticals, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting, and, accordingly, we do not express an opinion thereon.

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
March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Alseres Pharmaceuticals, Inc.:

In our opinion, the consolidated statements of operations, of comprehensive loss and stockholders’ (deficit) equity and of cash flows for the period from October 16, 1992 (date of inception) to December 31, 2006 (not separately presented herein) present fairly, in all material respects, the results of operations and cash flows of Alseres Pharmaceuticals, Inc. (formerly Boston Life Sciences, Inc.) and its subsidiaries (a development stage enterprise) for the period from October 16, 1992 (date of inception) to December 31, 2006 (not separately presented herein) in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/  PricewaterhouseCoopers LLP

Boston, Massachusetts
April 2, 2007

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$314,964	$73,974
Marketable securities (Note 2)	—	—
Security deposits	38,928	79,728
Prepaid expenses and other current assets	34,231	163,706

Total current assets	388,123	317,408
Fixed assets, net (Note 3)	106,272	178,643
Indemnity fund (Note 10)	115,720	115,462
Security deposits and other assets	180,700	233,737

Total assets	$790,815	$845,250

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses (Note 4)	$3,522,581	$4,895,799
Notes payable (Note 5)	1,350,000	—
Accrued lease (Note 6)	51,493	45,425

Total current liabilities	4,924,074	4,941,224
Convertible notes payable (Note 5)	34,155,632	33,456,374
Accrued interest payable (Note 5)	4,057,086	2,313,090
Accrued lease, excluding current portion (Note 6)	96,426	147,923

Total liabilities	43,233,218	40,858,611

Commitments and contingencies (Note 9)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 and 0 shares issued and outstanding at December 31, 2009 and 2008, respectively (liquidation preference of $4,900,000 at December 31, 2009)	5,066,919	—

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 25,555,645 and 21,399,123 shares issued and outstanding at December 31, 2009 and 2008, respectively	255,556	213,991
Additional paid-in capital	146,913,395	143,671,984
Deficit accumulated during development stage	(194,678,273)	(183,899,336)

Total stockholders’ deficit	(47,509,322)	(40,013,361)

Total liabilities and stockholders’ deficit	$790,815	$845,250

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2009	2008	2007	2009

Revenues	$—	$—	$—	$900,000
Operating expenses:
Research and development	3,702,781	10,851,844	10,475,158	115,482,830
General and administrative	4,623,201	7,858,968	8,405,967	64,124,454
Purchased in-process research and development	—	—	—	12,146,544

Total operating expenses	8,325,982	18,710,812	18,881,125	191,753,828

Loss from operations	(8,325,982)	(18,710,812)	(18,881,125)	(190,853,828)
Other expenses	65,000	—	—	(1,517,878)
Interest expense	(2,523,095)	(2,215,663)	(876,071)	(10,006,996)
Investment income	7,140	79,016	208,848	7,702,429

Net loss	(10,776,937)	(20,847,459)	(19,548,348)	(194,676,273)
Preferred stock beneficial conversion feature	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 7)	—	—	—	(1,229,589)

Net loss attributable to common stockholders	$(10,776,937)	$(20,847,459)	$(19,548,348)	$(203,968,574,)

Basic and diluted net loss attributable to common stockholders per share	$(0.46)	$(1.00)	$(1.04)

Weighted average common shares outstanding	23,361,458	20,883,066	18,874,070

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from inception (October 16, 1992) to December 31, 2009

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Issuance of common stock upon exercise of warrants and options			1,185,039	11,850	7,584,589				7,596,439
Issuance of common stock and warrants, net of issuance costs of $1,928,421			11,516,790	115,168	56,343,378				56,458,546
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Issuance of common stock upon conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $4,078,821	240,711	$2,296,355			23,288,101				25,584,456
Conversion of preferred stock into common stock and payment of interest in common stock, net of issuance costs of $27,664	(240,149.7)	(1,491,474)	1,553,749	15,538	7,655,122				6,179,186
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420
Conversion of preferred stock into common stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Accrual of dividends on preferred Series E stock					(573,597)				(573,597)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					3,470,199	804,607			4,274,806
Modification of options and warrants					1,804,694				1,804,694
Other			783	8	69,925				69,933
Comprehensive loss:
Net loss from inception (October 16, 1992) to December 31, 2006								$(143,503,529)	(143,503,529)

Balance at December 31, 2006	—	—	16,576,034	165,760	126,765,862	—	—	(143,503,529)	(16,571,907)
Issuance of common stock upon exercise of warrants and options			202,183	2,022	143,683				145,705
Issuance of common stock upon conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
Beneficial conversion feature on convertible notes payable					1,880,000				1,880,000
Compensation expense related to stock options					1,665,155				1,665,155
Expense related to modification of stock options					5,614				5,614
Comprehensive loss:
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)

Comprehensive loss									(19,539,038)

Balance at December 31, 2007	—	—	20,778,217	207,782	140,420,314	—	9,310	(163,051,877)	(22,414,471)
Issuance of common stock upon exercise of options			1,100	11	2,530				2,541
Issuance of common stock upon conversion of notes payable			48,000	480	119,520				120,000

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY — (Continued)
For the Period from inception (October 16, 1992) to December 31, 2009

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity

Beneficial conversion feature on convertible notes payable					380,000				380,000
Compensation expense related to stock options					1,670,063				1,670,063
Issuance of common stock			571,806	5,718	1,079,557				1,085,275
Comprehensive loss:
Unrealized loss on marketable securities							(9,310)		(9,310)
Net loss								(20,847,459)	(20,847,459)

Comprehensive loss									(20,856,769)

Balance at December 31, 2008	—	$—	21,399,123	$213,991	$143,671,984	$—	$—	$(183,899,336)	$(40,013,361)

Issuance of common stock upon exercise of options					—				—
Compensation expense related to stock options					1,473,083				1,473,083
Issuance of common stock			4,156,522	41,565	1,960,435				2,002,000
Issuance of preferred stock	196,000	$5,066,919			(192,107)			(2,000)	4,872,812
Comprehensive loss:
Net Loss								(10,776,937)	(10,776,937)

Comprehensive loss									(10,776,937)

Balance at December 31, 2009	196,000	$5,066,919	25,555,645	$255,556	$146,913,395	$—	$—	$(194,678,273)	$(42,442,403)

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				From Inception
				(October 16,
				1992) to
	For the Year Ended December 31,			December 31,
	2009	2008	2007	2009

Cash flows from operating activities:
Net loss	$(10,776,937)	$(20,847,459)	$(19,548,348)	$(194,676,273)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	—	12,146,544
Write-off of acquired technology	—	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	—	350,500
Non-cash interest expense	716,358	638,367	221,523	3,224,923
Non-cash charges related to options, warrants and common stock	1,473,086	1,755,338	1,670,769	11,052,881
Amortization and depreciation	72,371	52,953	84,861	2,791,317
Changes in current assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	129,475	718,356	(614,330)	688,335
(Decrease) increase in accounts payable and accrued expenses	(1,435,956)	1,169,321	(6,947,420)	2,687,178
Increase in accrued interest payable	1,806,734	1,572,673	740,417	4,119,824
(Decrease) increase in accrued lease	(45,429)	(42,795)	(30,753)	147,919

Net cash used for operating activities	(8,060,298)	(14,983,246)	(24,423,281)	(153,966,852)
Cash flows from investing activities:
Cash acquired through Merger	—	—	—	1,758,037
Purchases of fixed assets	—	(143,112)	(36,912)	(1,652,114)
Decrease (increase) in security deposits and other assets	76,734	35,550	33,398	(419,763)
(Increase) in indemnity fund	(258)	(2,284)	(5,328)	(115,720)
Purchases of marketable securities	—	—	(3,359,879)	(132,004,923)
Sales and maturities of marketable securities	—	1,231,233	2,128,646	132,004,923

Net cash provided by (used for) investing activities	76,476	1,121,387	(1,240,075)	(429,560)
Cash flows from financing activities:
Proceeds from issuance of common stock	2,000,000	1,002,541	145,705	66,731,339
Proceeds from issuance of preferred stock	4,900,000	—	—	39,922,170
Preferred stock conversion inducement	—	—	—	(600,564)
Proceeds from issuance of promissory notes	1,350,000	10,000,000	27,000,000	52,935,000
Proceeds from issuance of convertible debentures	—	—	—	9,000,000
Principal payments of notes payable	—	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	—	(516,747)
Payments of financing costs	(25,188)	—	(57,722)	(5,612,855)

Net cash provided by financing activities	8,224,812	11,002,541	27,087,983	154,711,376

Net increase (decrease) in cash and cash equivalents	240,990	(2,859,318)	1,424,627	314,964
Cash and cash equivalents, beginning of period	73,974	2,933,292	1,508,665	—

Cash and cash equivalents, end of period	$314,964	$73,974	$2,933,292	$314,964

Supplemental cash flow disclosures:
Non-cash transactions
Cash paid for interest	$—	$—	$—	$628,406

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and its Significant Accounting Policies

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2009, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

As of December 31, 2009, we have experienced total net losses since inception of approximately $203,969,000 , stockholders’ deficit of approximately $47,509,000 and a net working capital deficit of approximately $4,536,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows. The cash and cash equivalents available at December 31, 2009 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 22, 2010, we had cash and cash equivalents of approximately $130,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April, 2010. We must immediately raise additional funds in order to continue operations.

In order to continue as a going concern, the Company must immediately raise additional funds through one or more of the following: a debt financing, an equity offering or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. The Company is currently engaged in fundraising efforts. There can be no assurance that the Company will be successful in its fundraising efforts or that additional funds will be available on acceptable terms, if at all. The Company also cannot be sure that it will be able to obtain additional credit from, or effect additional sales of debt or equity securities to the Purchasers (Note 5). If the Company is unable to raise additional or sufficient capital or if it violates a debt covenant or defaults under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (Note 5), it will need to cease operations or reduce, cease or delay one or more of its research or development programs and/or adjust its current business plan and in any such event may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and could continue to adversely impact our stock price and the liquidity of our common stock.

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

A summary of the Company’s significant accounting policies is as follows:

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where all of the Company’s operations are conducted. At December 31, 2009, all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated. The Company operates as one segment and all long-lived assets are maintained in the United States of America.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, marketable securities, accounts payable and accrued expenses approximate their fair values as of December 31, 2009 and 2008 due to their short maturity. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.20 as of December 31, 2009.

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

The Company recognizes stock-based compensation expense on awards with performance conditions in accordance with Financial Accounting Standards Board (“FASB”) ASC 718, Compensation- Stock Compensation All stock-based awards to non-employees are accounted for in accordance with FASB ASC 505-50 Equity-Based Payments to Non-Employees.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective January 1, 2007, the Company adopted the provisions of FASB ASC 740, Income Taxes which clarifies the accounting for income tax positions by prescribing a minimum recognition threshold that a tax position is required to meet before being recognized in the financial statements. Under ASC 740 the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position. The Company records reserves for uncertain tax positions in accordance with ASC 740.

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

The following common stock equivalents, on an as exercised or converted basis, were excluded from the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those common stock equivalents outstanding at December 31, 2009 could potentially dilute earnings per share in the future.

	2009	2008	2007

Stock options	3,695,745	4,184,403	4,457,965
Warrants	2,000	583,521	2,000

	3,697,745	4,767,924	4,459,965

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

Convertible Redeemable Shares

The Company follows the guidance found in ASR 268 (Rule 5-02.28 of Regulation S-X), as well as ASC 480-10-S99-3 (EITF Topic D-98) in determining if convertible, redeemable shares are more akin to equity or a liability. Due to the fact that the Series F shares are mandatorily redeemable for cash or for a variable, uncapped, number of common shares, they are more akin to a liability and as such are classified outside of permanent equity.

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

.

2.	Fixed Assets

Fixed assets consist of the following at December 31:

	2009	2008

Leasehold improvements	$132,170	$132,170
Computer equipment	88,985	102,244
Office furniture and equipment	78,403	84,498

	299,558	318,912
Less accumulated depreciation and amortization	193,286	140,269

	$106,272	$178,643

Amortization and depreciation expense on fixed assets for the years ended December 31, 2009, 2008 and 2007 was approximately $72,000, $53,000 and $85,000, respectively, and $1,553,000 for the period from inception (October 16, 1992) through December 31, 2009.

3.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31:

	2009	2008

Research and development related	$1,774,943	$2,874,827
Accrued compensation and related	124,915	639,390
General and administrative related	328,435	640,123
Accrued interest expense	62,738
Accrued professional fees	1,231,550	741,459

	$3,522,581	$4,895,799

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Notes Payable and Debt

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

Beneficial Conversion Features

The Highbridge Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the May 2007 Amended Purchase Agreement was entered into. The Company recorded a beneficial conversion feature (“BCF”) of $480,000 (the “Highbridge BCF”) which was

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized as a decrease in the carrying value of the Highbridge Note and an increase to additional paid-in capital. The value of the Highbridge BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the Highbridge BCF in the accompanying Consolidated Statement of Operations of approximately $131,000, $123,000 and $78,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The 2007 ISVP Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the August 2007 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $1,400,000 (the “ISVP BCF”) which was recognized as a decrease in the carrying value of the 2007 ISVP Note and an increase to additional paid-in capital. The ISVP BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the ISVP BCF in the accompanying Consolidated Statement of Operations of approximately $434,000, $392,000 and $137,000 during the years ended December 31, 2009, 2008 and 2007, respectively.

The March 2008 RG Note was issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the date the March 2008 Amended Purchase Agreement was entered into. Accordingly, the Company recorded a BCF of $380,000 (the “2008 RG BCF”) which was recognized as a decrease in the carrying value of the March 2008 RG Note and an increase to additional paid-in capital. The 2008 RG BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the 2008 RG BCF in the accompanying Consolidated Statements of Operations of approximately $135,000 and $99,000 during the years ended December 31, 2009 and 2008, respectively.

In September 2008, Highbridge converted $120,000 of outstanding principal under the Highbridge Note into 48,000 shares of the Company’s common stock. In connection with the conversion, the Company recorded additional interest expense of approximately $6,300 during the year ended December 31, 2008 related to the unamortized portion of the Highbridge BCF.

At December 31, 2009, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $34,155,632 and the related accrued interest was classified as a long-term liability.

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

Promissory Notes

In December 2009 the Company issued a promissory note to Robert Gipson in the amount of $350,000 and payable on demand. The Note bears interest at the rate of 7% per annum.

5.	Exit Activities

In September 2005, the Company relocated its headquarters to office space in Hopkinton, Massachusetts. In addition, the Company amended its Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between the Company and Brentwood Properties, Inc. (the “Landlord”) relating to the Company’s former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, two sublease agreements which run through May 30, 2012, the term of the Lease Agreement, and which occupy all rentable square feet of the Premises. In consideration for the Landlord’s consent, the Company agreed to increase its security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At December 31, 2009, the security deposit under the Lease Agreement was approximately $124,500.

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

The activity related to the lease accrual at December 31, 2009, is as follows:

	Accrual at	Cash Payments,	Accrual at
	December 31,	Net of Sublease	December 31,
	2008	Receipts 2009	2009

Lease Amendment	$193,348	$45,429	$147,919
Short-term portion of lease accrual	45,425		51,493

Long-term portion of lease accrual	$147,923		$96,426

During the years ended December 31, 2009, 2008 and 2007, the Company recorded approximately $26,000, $34,000 and $38,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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

6.	Stockholders’ Deficit

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

In November 2009, the Company entered into a private placement with Robert Gipson of 2,500,000 shares of its common stock which raised $1,000,000 in gross proceeds. In addition, in March 2010 the Company issued an additional 1,500,000 shares of its common stock to Mr. Gipson pursuant to a Letter Agreement.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Convertible Preferred Stock

During 2009 the company completed the following sales of Series F convertible Preferred Stock to Robert Gipson:

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

Accretion.  The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. As of December 31, 2009, the Company recorded approximately $192,000 in accretion on the Series F Stock.

Stock Options and Warrants

Stock Option Plans

The Company can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). At December 31, 2009, the 2005 Plan provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No adjustment to the 2005 Plan was made on January 1, 2010.

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

Stock-based employee compensation expense recorded during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Research and development	$447,612	$506,534	$522,766
General and administrative	825,471	1,163,660	1,142,389

	$1,273,083	$1,670,194	$1,665,155

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.05)	$(0.08)	$(0.09)

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007 was calculated using the following estimated weighted-average assumptions:

	2009	2008	2007

Expected term	5 years	5 years	6 years
Risk-free interest rate	1.36%	2.5% - 3.7%	3.5% - 5.1%
Stock volatility	90%	76%	90%
Dividend yield	0%	0%	0%

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

Stock Options

A summary of the Company’s outstanding stock options for the year ended December 31, 2009 is presented below.

	2009
		Weighted-Average
	Shares	Exercise Price

Outstanding at beginning of year	4,184,403	$2.90
Granted	2,732,500	1.15
Exercised
Forfeited and expired	(3,221,158)	2.88

Outstanding at end of year	3,695,745	1.63

Options exercisable at year-end	3,524,495	1.65

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information about stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price

$ 1.15 — $ 1.36	2,713,000	4.4 years	$1.15	2,541,750	4.2 years	$1.15
$ 2.00 — $ 3.00	678,642	5.4 years	2.32	678,642	5.4 years	2.32
$ 3.10 — $ 4.65	255,363	6.7 years	3.40	255,363	6.7 years	3.40
$ 4.99 — $ 6.96	28,500	4.0 years	5.47	28,500	4.0 years	5.47
$ 8.95 — $13.06	8,740	1.7 years	10.55	8,740	1.7 years	10.55
$15.62 — $22.36	11,500	0.4 years	17.04	11,500	0.4 years	17.04

	3,695,745	4.7 years	$1.63	3,524,495	4.6 years	$1.65

There was no intrinsic value of outstanding and exercisable options as of December 31, 2009. The intrinsic value of options vested during the year ended December 31, 2009 was $0. The intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $0, $759 and $50,700, respectively. The weighted-average fair value of options granted at fair market value during 2009, 2008 and 2007 was $0.80, $1.52 and $2.17, respectively.

As of December 31, 2009, 384,172 shares are available for grant under the Company’s option plans.

As of December 31, 2009, there remained approximately $35,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately .56 years.

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

As of December 31, 2009, warrants outstanding to purchase common stock were as follows:

Date of Issue	Exercise Price per Share	Warrants Outstanding	Expiration Date

October 2001	$9.50	2,000	October 2011

Each warrant is exercisable into one share of common stock. No warrants were exercised in 2009. At December 31, 2009, the Company has reserved 4,081,917 shares of common stock to meet its option and warrant obligations.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Value Measurements

The Company adopted certain provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 to evaluate the fair value of certain of its financial instruments required to be measured on a recurring basis. FASB ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is determined based upon the exit price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants exclusive of transaction costs.

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

The following table sets forth our financial assets that were measured at fair value on a recurring basis at December 31, 2009 by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents and money market funds — current assets	$314,964	$314,964	$—	$—
Money market funds — long term assets	$115,720	$115,720	$—	$—

Total	$430,684	$430,684	$—	$—

		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Assets:
Cash equivalents and money market funds — current assets	$73,974	$73,974	$—	$—
Money market funds — long term assets	$115,462	$115,462	$—	$—

Total	$189,436	$189,436	$—	$—

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the fair value valuation hierarchy.

8.	Income Taxes

Income tax provision (benefit) consists of the following for the years ended December 31:

	2009	2008	2007

Federal	$(3,913,000)	$(7,138,000)	$(6,256,000)
State	(1,052,000)	(847,000)	(568,000)

	(4,965,000)	(7,985,000)	(6,824,000)
Valuation allowance	4,965,000	7,985,000	6,824,000

	$—	$—	$—

Deferred tax assets consist of the following at December 31:

	2009	2008	2007

Net operating loss carryforwards	$29,834,000	$25,667,000	$20,382,000
Capitalized research and development expenses	15,539,000	17,367,000	15,656,000
Research and development credit carryforwards	—	—	—
License fees	525,000	703,000	546,000
Stock-based compensation expense	2,232,000	1,761,000	1,251,000
Other	2,408,000	1,457,000	1,135,000

Gross deferred tax assets	50,538,000	46,955,000	38,970,000
Valuation allowance	(50,538,000)	(46,955,000)	(38,970,000)

Net deferred tax assets	$—	$—	$—

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the year ended December 31 is as follows:

	2009	2008	2007

Benefit at statutory rate	$(3,772,000)	$(7,297,000)	$(6,842,000)
State taxes, net of federal benefit	(638,000)	(1,206,000)	(1,135,000)
Research and development credit	—	—	758,000
Expiring state net operating loss carryforwards	734,000	315,000	236,000
Permanent items	10,000	141,000	107,000
Increase in valuation allowance	3,581,000	7,984,000	6,824,000
Other	85,000	63,000	52,000

	$—	$—	$—

For the years ended December 31, 2009, 2008 and 2007, the Company did not record any federal or state tax expense given its continued net operating loss position. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

deferred tax assets and, as a result, a full valuation allowance was established at December 31, 2009 and 2008.

A reconciliation of the unrecognized tax benefits recorded for the year ended December 31 is as follows:

	2009	2008

Balance at January 1	$2,545,000	$1,744,000
Additions based on tax positions related to the current year	253,199	801,000
Additions (reductions) for tax positions of prior years	—	—
Settlements	—	—
Lapse of applicable statute of limitations	—	—

Balance at December 31	$2,798,199	$2,545,000

The balance of unrecognized tax benefits at December 31, 2009 of approximately $2,798,199 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.

As of December 31, 2009, the Company had federal and state NOL carryforwards of approximately $77,622,000 and $51,264,000 respectively and federal and state research and development (“R&D”) credit carryforwards of approximately $1,564,000 and $1,100,000, respectively, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2010 and going through 2028. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the 2005 ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly. The Company does not expect to have any taxable income for the foreseeable future. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

The Company’s practice is to recognize interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2009.

The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2006 through December 31, 2009. However, because we are

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying forward income tax attributes, such as NOLs from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The U.S. Internal Revenue Service (IRS) has proposed an audit of tax year 2007. The company is in discussions with the IRS regarding the timing and scope of this proposed audit.

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

As of December 31, 2009, approximate future minimum commitments under the above leases and other contractual obligations are as follows:

	Operating	Sublease Income	Operating
Year Ended December 31,	Leases	(Note 6)	Leases, net	Other

2010	592,000	(231,000)	361,000	29,000
2011	529,000	(231,000)	298,000	—
2012	126,000	(96,250)	29,750	—
2013	—	—	—	—
2014	—	—	—	—
Thereafter	—	—	—	—

	$1,247,000	$(558,250)	$688,750	$29,000

Total rent expense under noncancelable operating leases was approximately $277,000, $347,000 and $318,000 for the years ended December 31, 2009, 2008, and 2007, respectively, and approximately $3,554,000 for the period from inception (October 16, 1992) through December 31, 2009. The operating lease commitments above include commitments related to the Premises (Note 6). The Company received approximately $211,000, $211,000 and $211,000 for the years ended December 31, 2009, 2008, and 2007, respectively, related to the sublease of the Premises.

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

We believed that the purported termination was without effect. Our performance obligations under the Cethrin License were specifically excused in the event that a safety issue renders such performance impossible. Our prior discovery that the Master Cell Bank from which Cethrin is manufactured may contain an unintended animal derived contaminant rendering it not in compliance with the requirements of cGMP, represented such a safety risk for Cethrin. We notified BioAxone of the contamination issue and our position that the purported termination and demand for payment is considered to be without effect.

In April 2009 we announced that we entered into an Amendment Agreement, or the Amendment, with BioAxone Therapeutic, Inc., pursuant to which the license agreement between the Company and BioAxone originally executed in December 2006, or the Cethrin License, was amended. The Amendment replaces all of the pre-commercial financial and performance-related milestones contained in the Cethrin License with a formula-based approach to sharing of any and all income under a sub-license. The Amendment establishes provisions under which we would use reasonable commercial efforts to enter into a Sub-license Agreement for the technology covered by the Cethrin License. The Amendment also provides for the mutual release of claims that each party had previously alleged against the other under the Cethrin License. During 2009 our efforts were focused on identifying and negotiating with appropriate sublicensing candidates. Under the terms of the Amendment Agreement, our right to sublicense Cethrin has expired and all rights granted to us in the License Agreement have reverted to BioAxone. The Amendment Agreement provides that, in the event BioAxone is able to license or partner the Cethrin technology in the future, we are entitle to receive a 30% share of any and all proceeds received by BioAxone connected with such transaction. It is unclear if or when

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

BioAxone will license the Cethrin technology to a third party, so we may not realize any revenue at all under the Amendment Agreement.

Contingencies

The Company is subject to legal proceedings in the ordinary course of business. One such matter involves a contract manufacturing organization (the “CMO”) for the Cethrin product. The Company was not satisfied with the services rendered by the CMO. The two companies have had a number of meetings to resolve the issues but have been unsuccessful. The Company informed the CMO that the agreement between the parties is considered terminated as the Company believes the CMO materially breached the agreement. Based on the terms of the agreement, the Company requested that the advance payment held by the CMO be offset by the amount payable for work performed to date. The CMO responded claiming they do not believe they breached the agreement and therefore does not accept the termination. In addition, the CMO has demanded the Company pay them for the work performed to date. As of December 31, 2009, no amounts under the agreement with the CMO are accrued in the accompanying Consolidated Balance Sheet relating to a potential settlement of this matter. Included in the accompanying Consolidated Balance Sheet is approximately $561,000 payable to the CMO for work performed as of December 31, 2009. The Company expensed the advance payment of $592,000 during the year ended December 31, 2009. The Company continues to negotiate with the CMO but there can be no assurance as to the outcome of this matter.

On January 9, 2009, we announced that Frank Bobe, Executive Vice President and Chief Business Officer, left our employ. On March 4, 2009, Mr. Bobe filed a lawsuit in the state Superior Court in Middlesex County, Massachusetts naming us as defendant alleging breach of his employment agreement. The complaint alleges damages in the amount of $349,063 for severance and other benefits, plus additional attorney’s fees. On November 4, 2009, the Company entered into a Settlement and Release Agreement with Mr. Bobe pursuant to which all claims of Mr. Bobe against the Company and the Company against Mr. Bobe were released in exchange for a cash payment the amount of which is subject to the confidentiality provisions of the Settlement and Release Agreement. At September 30, 2009 the Company adjusted its accrued liabilities in the accompanying statements of operations at September 30, 2009 to reflect the outcome of this matter.

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

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the retirement of S. David Hillson, our former Chairman of the Board and Chief Executive Officer, Mr. Hillson made a written request under the terms of his indemnity agreement with the Company that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. In response to the request, on June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. Mr. Hillson may, from time to time, request withdrawals of funds from the trust in the event that he becomes entitled to receive indemnification payments or advances from the Company. Any amounts not disbursed from the indemnity trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. ASC 460, which is the Codification of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”) requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. As required under the provisions of ASC 460, the Company has evaluated its obligations under the Indemnity Trust Agreement and has determined that the fair value of this obligation is immaterial at December 31, 2009.

10.	Related Party Transactions

In September 2006, the Company entered into a consulting agreement with Dr. Langer, a member of the Company’s board of directors, for scientific and business consulting services. This Agreement terminated in December 2009. The Company recorded consulting fees totaling approximately $53,000, $53,000 and $53,000 during the years ended December 31, 2009, 2008 and 2007, respectively under the consulting agreement.

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

The Company amended its Rights Plan in connection with agreements with Robert Gipson, Boucher, I&S and ISVP (Note 6).

In March 2007, the Company issued the Amended Notes to Robert Gipson and Thomas Gipson (Note 4).

In March 2008, the Company entered into the March 2008 Amended Purchase Agreement with Robert Gipson, Thomas Gipson, Arthur Koenig, Highbridge and ISVP (Note 4).

In June 2008, the Company entered into the June 2008 Purchase Agreement with Robert Gipson (Note 5).

In November 2008, the Company issued and sold an aggregate of 543,478 shares of its common stock at a purchase price of $1.84 per share in a private placement (Note 6) to Robert Gipson.

In January 2009, the Company sold an aggregate of 1,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement (Note 6) to Robert Gipson.

In February 2009, the Subsidiary issued to Robert Gipson the Subsidiary Note (Note 5).

In March through September 2009, the Company sold Series F Stock to Robert Gipson (Note 6).

In November 2009 the Company sold common stock to Robert Gipson (Note 6)

In December 2009 the Company issued a promissory note to Robert Gipson in the amount of $350,000 and payable on demand. The Note bears interest at the rate of 7% per annum. (Note 4)

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Employee Benefit Plan

The Company maintains a savings plan (the “Plan”) with employer matching provisions which was designed to be qualified under Section 401(k) of the Internal Revenue Code. Eligible employees are permitted to contribute to the Plan through payroll deductions within statutory and Plan limits. For the years ended December 31, 2009, 2008 and 2007, the Company made matching contributions of approximately $25,000, $264,000 and $347,000, respectively, to the Plan.

12.	Supplementary Quarterly Financial Data (Unaudited)

The following tables present a summary of quarterly consolidated results of operations for the years ended December 31, 2009 and 2008:

	Quarter Ended
	March 31,	June 30,	September 30,	December 31,

2009
Revenues	$—	$—	$—	$—
Net loss	(4,348,356)	(2,614,080)	(2,060,300)	(1,754,201)
Basic and diluted net loss per common share	$(0.19)	$(0.11)	$(0.09)	$(0.07)
2008
Revenues	$—	$—	$—	$—
Net loss	(5,325,938)	(6,114,786)	(5,111,315)	(4,295,420)
Basic and diluted net loss per common share	$(0.26)	$(0.29)	$(0.25)	$(0.20)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level. During the fiscal quarter ended March 31, 2010, our corporate controller left the company. In light of resource constraints we have no plans to replace this individual with a full time employee. We are utilizing the services of temporary accounting staff and management will continually assess the effectiveness of our internal control over financial reporting during the upcoming fiscal year.

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

Our management, with the participation of our principal executive and principal financial officers, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on our assessment, management concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on those criteria set forth.

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

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the fiscal quarter ended March 31, 2010, our corporate controller left the company. In light of resource constraints we have no plans to replace this individual with a full time employee. We are utilizing the services of temporary accounting staff and management will continually assess the effectiveness of our internal control over financial reporting during the upcoming fiscal year.

Item 9B.	Other Information.

In January 2010 the Company amended the Purchase Agreements covering its convertible promissory notes to provide the Company with the ability to borrow up to an additional $5,000,000 on terms acceptable to the Company’s Board of Directors.

In each of January, February and March 2010 the Company issued Promissory Notes to Mr. Robert Gipson totaling $800,000. The Notes bear interest at 7% per annum and are due and payable on demand.

In January 2010 the Company announced that 4 of its 7 directors had resigned their positions effective immediately. These directors were Messrs. Brem, Frashier, Preston and Langer. At the time of their resignations and at March 31, 2010 these directors were owed a total of approximately $250,000 in fees for past services as board members.

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

All other information required by this Item 10, with respect to our directors, nominees for election, executive officers, and audit committee is incorporated by reference to the information under the headings “Election of Directors”, “Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed by the Company with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 11.	Executive Compensation.

The information required by this Item 11 is hereby incorporated by reference to the information under the heading “Executive Compensation” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year. The information specified in Item 407(e)(5) is not incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the information under the heading “Security Ownership of certain Beneficial Owners and Management” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

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

All other information required by this Item 13 is hereby incorporated by reference to the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

Item 14.	Principal Accountant Fees and Services.

The information required by this Item 14 is hereby incorporated by reference to the information under the heading “Auditors’ Fees” in the Company’s definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of its fiscal year.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are included as part of this Annual Report on Form 10-K.

1. Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2009 and 2008
Consolidated Statements of Operations for the fiscal years ended December 31, 2009, 2008 and 2007 and for the period from inception (October 16, 1992) through December 31, 2009
Consolidated Statements of Comprehensive Loss and Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2009, 2008 and 2007 and for the period from inception (October 16, 1992) through December 31, 2009

Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2009, 2008 and 2007, and for the period from inception (October 16, 1992) through December 31, 2009
Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2010.

Alseres Pharmaceuticals, Inc.

By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Savas Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2010

/s/ Kenneth L. Rice, Jr. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ William L.S. Guinness William L.S. Guinness	Director	March 31, 2010

/s/ Michael J. Mullen Michael J. Mullen	Director	March 31, 2010

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Articles of Incorporation and By-Laws
3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533
3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533
3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533
Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533
Series D
4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533
Series F
4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533
Rights Agreement
4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

4.5		Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533
4.6		Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533
4.7		Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533
4.8		Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533
4.9		Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533
Miscellaneous
4.10		Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533
4.11		Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533
Ingalls
4.12		Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533
4.13		Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533
4.14		Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533
4.15		Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533
4.16		Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533
Material Contracts – Supply, License, Distribution
CMCC
10	.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533
10	.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

Harvard
10.3		License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106
10.4		Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533
10.5		License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726
10.6		Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533
10.7		License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533
10.8		Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533
Nordion
10	.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533
10	.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533
10.11		Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533
10.12		Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533
10	.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533
10	.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533
10	.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533
10	.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533
10	.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533
10	.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10	.19+	Amendment No. 10 dated as of January 4 , 2010 to Nordion Agreement	*
Organix
10.20		License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.21		Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.22		Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533
BioAxone
10	.23+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533
10	.24+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533
10.25		Amendment to BioAxone License Agreement dated as of April 23, 2009	*
Material Contracts – Leases
10.24		Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533
10.25		Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533
10.26		Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533
10.27		Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533
10.28		Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533
Material Contracts – Stock Purchase, Financing and Credit Agreements
10.29		Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533
10.30		Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533
10.31		Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533
10.32		Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533
10.33		Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	*

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533
10.35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533
10.36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533
10.37	Securities Purchase Agreement, dated April 16, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	4/22/2009	000-6533
10.38	Securities Purchase Agreement, dated May 12, 2009, by and between the Company and Robert L. Gipson	10-Q	10.2	8/14/2009	000-6533
10.39	Securities Purchase Agreement, dated June 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	6/22/2009	000-6533
10.40	Securities Purchase Agreement, dated July 9, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/13/2009	000-6533
10.41	Securities Purchase Agreement, dated July 23, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/29/2009	000-6533
10.42	Securities Purchase Agreement, dated August 11, 2009, by and between the Company and Robert L. Gipson	*
10.43	Securities Purchase Agreement, dated August 26, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/1/2009	000-6533
10.44	Securities Purchase Agreement, dated September 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/16/2009	000-6533
10.45	Securities Purchase Agreement, dated September 28, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	10/2/2009	000-6533
10.46	Securities Purchase Agreement, dated November 4, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	11/10/2009	000-6533
10.47	Promissory Note issued by the Company to Robert Gipson dated December 23, 2009	8-K	10.7	12/28/2009	000-6533
10.48	Promissory Note issued by the Company to Robert Gipson dated January 28, 2010	8-K	10.7	1/28/2010	000-6533
10.49	Promissory Note issued by the Company to Robert Gipson dated February 10, 2010	*
10.50	Promissory Note issued by the Company to Robert Gipson dated February 26, 2010	8-K	10.7	3/4/2010	000-6533
10.51	Promissory Note issued by the Company to Robert Gipson dated March 9, 2010	*

			Incorporated by Reference to
Exhibit				Exhibit	Filing	SEC File
Number		Description	Form	Number	Date	Number

10.52		Promissory Note issued by the Company to Robert Gipson dated March 25, 2010	*
Management Contract or Compensatory Plan or Arrangement
10	.53#	Non-Employee Director Compensation Summary	*
10	.54#	Executive Officer Compensation Summary	*
10	.55#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533
10	.56#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533
10	.57#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533
10	.58#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533
10	.59#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533
10	.60#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K for 12/31/2008	10.44	3/31/2009	000.6533
10	.61#	Amended and Restated Omnibus Stock Option Plan	10-K for 12/31/2008	10.45	3/31/2009	000.6533
10	.62#	Amended and Restated 1998 Omnibus Stock Option Plan	10-K for 12/31/2008	10.46	3/31/2009	000.6533
10	.63#	Amended and Restated 2005 Stock Incentive Plan	10-K for 12/31/2008	10.47	3/31/2009	000.6533
10	.64#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533
10	.65#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533
10	.66#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533
10	.67#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533
10	.68#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533
Additional Exhibits
21		Subsidiaries of the Registrant	*
23.1		Consent of McGladrey & Pullen, LLP	*
23.2		Consent of PricewaterhouseCoopers, LLP	*
31.1		Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.