Form 10-K/A
period 2009-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2010-04-30
CIK 94784

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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     Based on the last sales price of the registrant’s Common Stock as reported on the NASDAQ Capital Market on December 31, 2009 (the last business day of our most recently completed fiscal quarter), the aggregate market value of the shares of voting stock held by nonaffiliates of the registrant was $1,668,193.
     As of April 26, 2010, there were 27,055,645 shares of the registrant’s Common Stock issued and outstanding.
DOCUMENTS INCORPORATED BY REFERENCE:
     None.

EXPLANATORY NOTE
     This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Alseres Pharmaceuticals, Inc. (the “Company”, “our” or “we”) for the year ended December 31, 2009 that was originally filed with the Securities and Exchange Commission on March 31, 2010 and is being filed to provide the information required by Items 10, 11, 12, 13 and 14 of Part III. This Amendment does not otherwise modify or update disclosures in the original filing, or change our previously reported financial statements and other financial disclosure.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors
          In January 2010 we announced that 4 of our 7 directors had resigned their positions effective immediately. These directors were Messrs. Brem, Frashier, Preston and Langer. At the time of their resignations and at April 30, 2010 these directors were owed approximately $250,000 in fees for past services as board members.
          At December 31, 2009 our Board of Directors (the “Board”) consisted of seven directors. Set forth below are the names of each member of our Board at December 31, 2009, their ages, the year in which each first became a director and their principal occupations and business experience during the past five years.

		First Year
		Elected as
Name	Age	a Director	Resigned	Position(s) with the Company (6)
Peter G. Savas (5)	61	2004		Chairman of the Board of Directors, Chief Executive Officer and Director
Robert S. Langer, Jr. Sc.D. (3)(4)	61	2000	2010	Former Director
Michael J. Mullen, C.P.A. (1)(2)(3)(5)	51	2004		Director
John T. Preston (1)(2)(5)	60	2004	2010	Former Director
William Guinness (2)	70	2006		Director
Henry Brem (4)	57	2007	2010	Former Director
Gary E. Frashier (1)(3)(4)(5)	73	2007	2010	Former Director

(1)	Member of the Compensation Committee.

(2)	Member of the Audit Committee.

(3)	Member of Nominating and Corporate Governance Committee.

(4)	Member of the Science and Technology Committee.

(5)	Member of the Finance Committee.

(6)	References to committee memberships apply only to the year ended 12/31/2009 for former directors
   The principal occupations and qualifications of each director are as follows:
     Peter G. Savas . Mr. Savas has been the Chairman of the Board and our Chief Executive Officer since September 2004. From March 2004 to September 2004, Mr. Savas was the Managing Partner of Tughill Partners, a life sciences consulting firm. From September 2000 to March 2004, Mr. Savas served as Chief Executive Officer and President and, from April 2001 to March 2004, as Chairman, of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From 1992 to 2000, Mr. Savas served as President of Unisyn, Inc., a contract manufacturer of biologics, and was also Unisyn’s Chief Executive Officer from 1995 to 2000. Mr. Savas serves on the board of directors of pSivida Corp., a leading drug delivery company.
     Robert S. Langer, Jr., Sc.D. Dr. Langer was a member of our Board from June 2000 through January 2010. Dr. Langer is an Institute Professor at the Massachusetts Institute of Technology (“MIT”) and has been on the faculty of MIT since 1977. Dr. Langer serves on the boards of directors of Momenta Pharmaceuticals, Inc., a biotechnology company, Echo Therapeutics, Inc., a medical device and specialty pharmaceutical company, and Wyeth, a pharmaceutical company. In addition, Dr. Langer is on the board of directors of several private companies.

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
     John T. Preston . Mr. Preston was a member of our Board from June 2004 through January 2010. Mr. Preston has been a Partner of C Change Investments since June 2008 and President and Chief Executive Officer of Continuum Energy Technologies since April 1999. He is also a Senior Lecturer at MIT. Mr. Preston serves on the board of directors of Clean Harbors, Inc., an environmental services and hazardous waste treatment company. In addition, Mr. Preston is on the board of directors of several private companies.
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
     Henry Brem. Dr. Brem was a member of our Board from February 2007 through January 2010. Dr. Brem is a professor at Johns Hopkins University School of Medicine and has been on the faculty since 1984. Dr. Brem serves as the Director of the Department of Neurosurgery, Harvey Cushing Professor of Neurosurgery, Ophthalmology, and Oncology. Dr. Brem is also Director of the Hunterian Neurosurgical Research Laboratory. Dr Brem trained in surgery at the Peter Bent Brigham Hospital of Harvard Medical School, and in neurosurgery at the Neurological Institute of New York at Columbia University. Dr. Brem has authored more than 150 articles in scientific journals and has developed FDA-approved therapies for neurological diseases.
     Gary E. Frashier. Mr. Frashier was a member of our Board from February 2007 through January 2010. Mr. Frashier, through his company Management Associates, has been a strategic consultant to emerging growth companies in the life sciences field since January 1999. Since June 2006, Mr. Frashier has served as a director and Executive Vice President, and since June 2007 as Chief Financial Officer and Secretary of Apex BioVentures Acquisition Corporation, a special purpose acquisition company. From 1990 until September 1998, Mr. Frashier served as Chief Executive Officer of OSI Pharmaceuticals, Inc., a biotechnology company, and, from January 1997 until September 2000, as its Chairman of the Board. From 1987 until 1990, Mr. Frashier served as President and CEO of Genex Corporation, a protein engineering company, and from 1984 until 1987, as Chairman and CEO of Continental Water Systems, Inc., a manufacturer and marketer of equipment to produce high purity water used by the pharmaceutical, medical, electronics and research industries. Previously, Mr. Frashier also served as Executive Vice President of Millipore Corporation, a provider of products and services to biopharmaceutical, manufacturing, clinical, analytical and research laboratories, and President of Millipore’s Waters Associates subsidiary. Mr. Frashier serves on the board of directors of Texmira Pharmaceuticals Corporation, a Canadian biopharmaceutical company, Apex BioVentures Acquisition Corp, a blank check company and Achillion Pharmaceuticals, Inc., a biopharmaceutical company.
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

Executive Officers:
Effective as of December 31, 2009, Mr. Mark Pykett resigned his position as President and Chief Operating Officer of the Company.
The following is a list of our current executive officers and their principal positions:

			In Current
Name	Age	Position	Position Since
Peter G. Savas	61	Chairman of the Board of Directors and Chief Executive Officer	September 2004

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	56	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary	September 2005 (Executive Vice President, Finance and Administration and Chief Financial Officer since July 2005)
     Kenneth L. Rice, Jr., J.D., LL.M., M.B.A . Mr. Rice was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in July 2005. Mr. Rice was appointed Secretary in September 2005. In June 2005, Mr. Rice served as a part-time consultant to the Company. From April 2001 to June 2005, Mr. Rice served as Vice President, Chief Financial Officer, Chief Commercial Officer and Secretary of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company.
     No family relationships exist between any of our executive officers and our directors. Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires our directors, executive officers (including a person performing a principal policy-making function) and persons who own more than 10% of a registered class of our equity securities (“10% Holders”) to file with the Securities and Exchange Commission initial reports of ownership on a Form 3 and reports of changes in ownership of our common stock and our other equity securities on a Form 4 or Form 5. Directors, executive officers and 10% Holders are required by Securities and Exchange Commission regulations to furnish to us copies of all of the Section 16(a) reports they file. Based solely upon a review of the copies of the Forms 3, 4 and 5 (and any amendments thereto) furnished to us and the written representations made by the reporting persons to us, we believe that during fiscal 2009 each of our directors, officers and 10% Holders filed all of their respective reports required by Section 16(a) in a timely fashion, except as described herein. We were not provided with any information regarding whether or not Robert Gipson, a 10% holder, timely filed Schedule 13 G/A for 2009.
Audit Committee
     Our Board has a standing Audit Committee that currently consists of Messrs. Mullen and Guinness. Our Board has determined that each of the members of the Audit Committee are independent as defined under the the independence requirements contemplated by Rule 10A-3 under the Exchange Act.
     The Board has also determined that Mr. Mullen is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

ITEM 11.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE FOR FISCAL YEAR 2009
     The following table sets forth information concerning compensation for services in all capacities earned by our Chief Executive Officer, our Chief Financial Officer and each other of our executive officers as of December 31, 2009, collectively referred to as the Named Executive Officers for the fiscal years indicated.

					Incentive
Name and			Stock	Option	Plan	All Other
Principal		Salary	Awards(1)	Awards(2)	Compensation(3)	Compensation(4)	Total
Position	Year	($)	($)	($)	($)	($)	($)
Peter G. Savas	2009	$408,085	$—	$334,373	$—	$8,688	$751,146
Chairman and CEO (5)	2008	$472,500	$—	$304,695	$—	$20,313	$797,508

Mark J. Pykett,	2009	$304,260	$—	$184,828	$—	$—	$489,088
V.M.D, Ph.D, M.B.A.	2008	$357,000	$—	$166,487	$—	$11,625	$535,112
President and Chief Operating Officer(6)

Kenneth L. Rice, Jr.,	2009	$267.750	$—	$184,828	$—	$—	$442,112
J.D., LL.M.,	2008	$315,000	$—	$139,593	$—	$11,625	$466,218
M.B.A. Executive Vice President and Chief Financial Officer

(1)	No stock awards were granted to the above officers during the fiscal year ended December 31, 2009.

(2)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to FASB ASC Topic 820 with respect to fiscal 2009, except that (i) such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and (ii) the amounts reported in these columns reflect additional expense, if any, resulting from the requirements of the SEC to report option grants made prior to 2009 using the modified prospective transition method pursuant to FASB ASC Topic 820. The assumptions used by us with respect to the valuation of option grants are set forth in Note 6 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

(3)	The amounts disclosed in this column were awarded under our variable cash compensation plan. No variable cash compensation was paid with respect to fiscal 2009 due to our cash constraints and in light of the fact that the 2009 corporate performance targets were not achieved.

(4)

			401(k) Matching
Name	Year	Disability	Contribution ($)	Total ($)
Peter G. Savas	2009	$8,688	$—	$8,688
	2008	$8,688	$11,625	$20,313

Mark J. Pykett,	2009	$—	$—	$—
V.M.D., Ph.D, M.B.A	2008	$—	$11,625	$11,625

Kenneth L. Rice, Jr.,	2009	$—	$—	$—
J.D., LL.M., M.B.A.	2008	$—	$11,625	$11,625

(5)	Mr. Savas is also a member of our board of directors, but does not receive any additional compensation in his capacity as a director.

(6)	Effective December 31, 2009, Mr. Pykett resigned his position as President and Chief Operating Officer.

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
     We set the exercise price of all stock options to be equal to or greater than the closing price of our common stock on the grant date. No option grants were awarded to our Named Executive Officers in 2009.
Outstanding Equity Awards at Fiscal Year-End 2009
     The following table sets forth information regarding outstanding option awards held by our Named Executive Officers as of December 31, 2009.

	Option Awards
	Number of
	Securities
	Underlying
	Unexercised	Option
	Options	Exercise	Option
	(#)	Price	Expiration
Name	Exercisable	($)	Date
Peter G. Savas	200,000 (1)	$2.31	3/11/2015
	950,000 (2)	$1.15	1/31/2014

Mark J. Pykett, V.M.D, Ph.D, M.B.A.	100,000 (1)	$2.31	3/11/2015
	100,000 (1)	$3.75	2/4/2015
	425,000 (2)	$1.15	1/31/2014

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A.	375,000 (2)	$1.15	1/31/2014

(1)	The options are 33% exercisable initially, and thereafter vest in 36 equal monthly installments.

(2)	The options are fully vested and exercisable at any time.

Potential Payments Upon Termination or Change-in-Control
     On March 31, 2006, we entered into employment agreements with each of Messrs. Savas and Rice effective January 1, 2006 for a term of one year. These agreements are collectively referred to as the Employment Agreements. Each Employment Agreement automatically renews for an additional 12 month period, unless either party notifies the other party in writing not less than 90 days prior to expiration.
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
Compensation of Directors
     In 2009, our non-employee directors consisted of: (i) Robert S. Langer, Jr.; (ii) Michael J. Mullen; (iii) John T. Preston, (iv) William Guinness, (v) Henry Brem, and (vi) Gary E. Frashier.
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

     During 2008, the Company did not grant the Annual Director Options in accordance with the compensation plan as described above. The Annual Director Options for 2008 were granted in January 2009. No grants for 2009 were made to directors.
As described more fully below, this table sets forth the compensation information for our non-employee directors in 2009:

		Option
	Fees Earned or	Awards ($)	All Other	Total
Name	Paid in Cash ($)(1)	(2)	Compensation ($)	($)
Robert S. Langer, Jr. Sc.D	$42,500	$28,750	$—	$71,250
Michael J. Mullen, C.P.A	$47,500	$28,750	$—	$76,250
John T. Preston	$65,000	$28,750	$—	$93,750
William Guinness	$47,500	$28,750	$—	$76,250
Henry Brem	$30,000	$28,750	$—	$58,750
Gary E. Frashier	$47,500	$28,750	$—	$76,250

(1)	As of March 31, 2010, portions of the fees earned in 2008 and 2009 totaling approximately $445,000 have not been paid.

(2)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to FASB ACS Topic 820, “Share-Based Payment” with respect to 2009. Such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and with respect to Messrs. Langer, Mullen and Preston, the amounts reported in these columns reflect additional expense resulting from the requirements of the SEC to report option grants made prior to 2008 using the modified prospective transition method pursuant to FASB ACS Topic 820. There were no forfeitures of options in 2009 by our directors. The assumptions used by us with respect to the valuation of option grants are set forth in Note 6 to our consolidated financial statements included as part of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
     As of December 31, 2009, the number of shares underlying options held by each non-employee director was as follows:

Number of Securities
Underlying Unexercised
Name	Options
Robert S. Langer, Jr. Sc.D	160,603
Michael J. Mullen, C.P.A.	125,417
John T. Preston	125,417
William Guinness	80,000
Henry Brem	70,000
Gary E. Frashier	70,000

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership
     The following table sets forth information, as of March 31, 2010, regarding the beneficial ownership of our common stock by:
•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of our outstanding common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all of our directors and executive officers as a group.
     Unless otherwise indicated below, the address for each listed director and executive officer is c/o Alseres Pharmaceuticals, Inc., 239 South Street, Hopkinton, Massachusetts 01748. Beneficial ownership shown is determined in accordance with the rules of the Securities and Exchange Commission and, as a result, includes voting and investment power with respect to shares.

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (2)
5% Beneficial Owners of Common Stock:

Robert L. Gipson (3)	28,423,748	53.5%
c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006

Thomas L. Gipson (4)	6,567,504	12.4
c/o Ingalls & Snyder LLC 61 Broadway, New York, NY 10006

Ingalls & Snyder Value Partners, LP (5)	7,351,872	13.8
61 Broadway, New York, NY 10006

Ingalls & Snyder LLC (6)	2,825,205	5.3
61 Broadway, New York, NY 10006

Arthur Koenig (7)	3,516,500	6.6
c/o Duferco Steel Inc. Metro Park South 100 Matawan Rd Suite 400 Matawan, NJ 07747-3916

Highbridge International LLC (8)	2,695,000	5.1
c/o Highbridge Capital Management, LLC 9 West 57 th Street, 27 th Floor New York, NY 10019

	Amount and Nature
	of Beneficial	Percent of
Name and Address of Beneficial Owner	Ownership (1)	Class (2)
Directors and Named Executive Officers:

Peter G. Savas (9)	1,161,212	2.2
Chairman of the Board and Chief Executive Officer

Kenneth L. Rice, Jr., J.D., LL.M., M.B.A. (10)	379,485		*
Executive Vice President Finance and Administration, Chief Financial Officer and Secretary

Michael J. Mullen, C.P.A. (11)	117,084		*
Director

William Guinness (12)	71,667		*
Director

All directors and executive officers as a group (4 persons) (13)	1,729,448	3.2%

*	Represents less than 1% of the outstanding shares.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage ownership for each holder is based on 27,055,645 shares of common stock outstanding on March 31, 2010, plus common stock issuable upon conversion of any outstanding convertible promissory notes, Series F Convertible Preferred Stock, any common stock equivalents and presently exercisable stock options or warrants held by each such holder, and options or warrants held by each such holder that will become exercisable within 60 days after March 31, 2010.

(3)	Information is based on a Schedule 13G/A filed January 30, 2009 with the SEC and subsequent Form 8-K filings during 2009 relating to additional funding. Mr. Gipson is a Senior Director of Ingalls & Snyder, LLC. Consists of (i) 17,762,526 shares of our common stock currently issued and outstanding, (ii) 4,900,000 shares of our common stock into which 196,000 shares of our Series F Convertible Preferred Stock, $0.01 par value per share, or Series F Preferred, were convertible as of March 31, 2009, and (iii) 5,761,222 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $14,403,056 were convertible as of March 31, 2010. As of March 31, 2010, Mr. Gipson held 100% of the issued and outstanding Series F Preferred.

(4)	Information is based on a Schedule 13G/A filed January 8, 2010 with the SEC. Consists of (i) 5,186,004 shares of our common stock currently issued and outstanding, and (ii)1,381,500 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $3,453,750 were convertible as of March 31, 2010.

(5)	Information is based on a Schedule 13G/A filed January 8, 2010 with the SEC. Consists of (i) 2,825,205 shares of our common stock currently issued and outstanding, and (ii) 4,526,667 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $11,316,668 were convertible as of March 31, 2010.

(6)	Information is based on a Schedule 13G/A filed January 8, 2010 with the SEC. Ingalls & Snyder LLC beneficially owns 2,825,205 shares of common stock and has shared power to dispose or direct the disposition of 2,825,205 shares. Securities reported under shared dispositive power include securities owned by clients of Ingalls & Snyder LLC, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts. Such clients include Ingalls & Snyder Value Partners, LP.

(7)	Information is based on a Schedule 13G/A filed January 7, 2010 with the SEC. Consists of (i) 2,135,000 shares of our common stock currently issued and outstanding, and (ii) 1,381,500 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $3,453,750 were convertible as of March 31, 2010.

(8)	Consists of 2,695,000 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $6,737,500 were convertible as of March 31, 2010.

(9)	Includes11,212 shares of common stock owned outright and 1,150,000 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2010 or 60 days after such date.

(10)	Includes 4,485 shares of common stock owned outright and 375,000 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2010 or 60 days after such date.

(11)	Consists of 117,084 shares of common stock issuable upon exercise of options that are or may be exercisable as of March 31, 2010 or 60 days after such date and 200 shares of common stock held by a revocable trust of which Mr. Mullen is the trustee.

(12)	Consists of 71,667 shares of common stock issuable upon exercise of options that are exercisable as of March 31, 2010 or 60 days after such date.

(13)	See footnotes 9 through 12.

Equity Compensation Plan Information
     This table shows information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2009. As required by the Securities and Exchange Commission rules, we include in footnote (2) to this table a brief description of the material features of our option issuances that have not been approved by our stockholders.

			Number of Securities
			Remaining Available for Future
			issuance Under
			Equity Compensation
	Number of Securities to be	Weighted-Average	Plans (Excluding
	Issued Upon Exercise of	Exercise Price of	Securities Reflected in
	Outstanding Options	Outstanding Options	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,695,745	$1.63	384,172

Total	3,695,745	$1..63	384,172

(1)
•	Amended and Restated Omnibus Stock Option Plan;

•	1998 Omnibus Stock Option Plan;

•	Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan; and

•	2005 Stock Incentive Plan.
          On January 14, 2009, our compensation committee approved the cancellation of options to purchase an aggregate of 2,617,000 shares of the Company’s common stock and the re-grant of options to purchase an aggregate of 2,562,500 shares of the our common stock. The per share exercise prices of the cancelled options ranged from $1.96 to $4.06, with a weighted average exercise price of $2.92. These cancellations were effected under the 2005 Plan and inducement grants pursuant to Nasdaq Marketplace Rule 4350, each of which expressly permitted option exchanges and all re-grants were effected under the 2005 Plan. Each of the re-granted options contains the following terms: (i) an exercise price equal to the fair market value on the grant date which was the last sale price on January 14, 2009, or $1.15 per share; (ii) exercisable through January 31, 2014; and (iii) 50% vesting on the date of grant, 25% vesting on February 28, 2009, and 25% vesting on March 31, 2009.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
     For information relating to a consulting agreement with Mr. Langer, who served during 2009 as a member of our Compensation Committee, see Corporate Governance — Compensation of Directors. For information relating to our employment and severance arrangements with our Named Executive Officers, see “EXECUTIVE COMPENSATION — Potential Payments Upon Termination or Change-in-Control.”

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
     We are subject to certain debt covenants pursuant to the March 2008 Amended Purchase Agreement and the June 2008 Purchase Agreement, or Purchase Agreements as amended. If we (i) fail to pay the principal or interest due under the Purchase Agreements, (ii) file a petition for action for relief under any bankruptcy or similar law or (iii) an involuntary petition is filed against us, all amounts borrowed under the Purchase Agreements may become immediately due and payable by us. In addition, without the consent of the Purchasers, we may not (i) create, incur or otherwise permit to be outstanding any additional indebtedness for money borrowed, (ii) declare or pay any cash dividend, or make a distribution on, repurchase, or redeem, any class of our stock, subject to certain exceptions or sell, lease, transfer or otherwise dispose of any of our material assets or property or (iii) dissolve or liquidate.

     In February 2009, Neurobiologics, Inc., or the Subsidiary, issued to Robert Gipson an unsecured promissory note, pursuant to which the Subsidiary borrowed an aggregate principal amount of $1,000,000 (the “Subsidiary Note”). Interest on the Subsidiary Note accrues at the rate of 7% per annum and all principal and accrued interest is due and payable on demand of Mr. Gipson.
     As of March 31, 2009, we had issued six promissory notes, including the note with the Subsidiary, for an aggregate principal amount of $35,880,000. At December 31, 2009, the aggregate carrying value of the Highbridge Note, the March Notes, the 2007 ISVP Note, the March 2008 RG Note and the June 2008 RG Note of $34,155,632 and the related accrued interest was classified as a long-term liability
     In December 2009, we issued a promissory note to Robert Gipson in the amount of $350,000, payable on demand. The note bears interest at the rate of 7% per annum.
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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Independent Registered Public Accounting Firm’s Fees and Other Matters
     The following table summarizes the fees billed to us for professional services rendered by McGladrey & Pullen, LLP and PricewaterhouseCoopers LLP, our prior independent registered public accounting firm, for each of the last two fiscal years:

Fee Category	2009	2008
Audit Fees	$131,000	$137,430
Audit-Related Fees	7,500	7,200
Tax Fees	30,000	30,000
All Other Fees	2,445	2,445

Total Fees	$170,945	$177,075

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
All Other Fees
     All other fees for 2009 consisted of fees relating to an accounting research tool.
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
     All of the audit-related, tax and other services provided by McGladrey & Pullen, LLP and PricewaterhouseCoopers LLP in fiscal year 2009 and related fees were approved in advance by our Audit Committee. None of the services and fees were approved using the “de-minimis” exception under SEC rules.
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 30th day of April, 2010.

Alseres Pharmaceuticals, Inc.
By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Articles of Incorporation and By-Laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533

3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533

Instruments Defining the Rights of Security Holders

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533

Series D
4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

Series F
4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Rights Agreement

4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

4.5	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4.6	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4.7	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533

4.8	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4.9	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

Miscellaneous

4.10	Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533

4.11	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533

Ingalls

4.12	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4.13	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4.14	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4.15	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

4.16	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Material Contracts — Supply, License, Distribution

CMCC

10.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533

10.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

Harvard

10.3	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10.4	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10.5	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

10.6	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

10.7	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10.8	Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533

Nordion

10.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

10.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10.11	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

10.12	Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533

10.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

10.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533

10.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533

10.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

Organix

10.19	License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.20	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.21	Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533

BioAxone

10.22+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533

10.23+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533

Material Contracts — Leases

10.24	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

10.25	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10.26	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

10.27	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10.28	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Material Contracts — Stock Purchase, Financing and Credit Agreements

10.29	Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533

10.30	Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533

10.31	Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533

10.32	Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533

10.33	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	10-K	10.3	3/31/2010	000-6533

10.34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533

10.35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533

10.36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533

Management Contract or Compensatory Plan or Arrangement

10.37	Non-Employee Director Compensation Summary	10-K	10.3	3/31/2010	000-6533

10.38	Executive Officer Compensation Summary	10-K	10.3	3/31/2010	000-6533

10.39	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

10.40	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10.41	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10.42	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533

10.43	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533

10.44	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K	10.4	3/31/2010	000-6533

10.45	Amended and Restated Omnibus Stock Option Plan	10-K	10.4	3/31/2010	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.46	Amended and Restated 1998 Omnibus Stock Option Plan	10-K	10.4	3/31/2010	000-6533

10.47	Amended and Restated 2005 Stock Incentive Plan	10-K	10.4	3/31/2010	000-6533

10.48	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533

10.49	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533

10.50	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533

10.51	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533

10.52	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

*	Filed herewith