Form 10-Q
period 2010-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2010-05-17
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 17, 2010, there were 27,055,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009, and for the period from inception (October 16, 1992) to March 31, 2010	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2009, and for the period from inception (October 16, 1992) to March 31, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	19
Item 4T Controls and Procedures	19

Part II OTHER INFORMATION
Item 1 Legal Proceedings	19
Item 6 Exhibits	20

SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     In this report, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: Alseres™ and Altropane®. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — FINANCIAL INFORMATION

Item 1	— Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$179,533	$314,964
Security deposits	23,232	38,928
Prepaid expenses and other current assets	70,895	34,231

Total current assets	273,660	388,123
Fixed assets, net	90,428	106,272
Indemnity fund	115,665	115,720
Security deposits and other assets	180,700	180,700

Total assets	$660,453	$790,815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,825,416	$3,522,581
Notes payable	2,150,000	1,350,000
Accrued lease (Note 6)	56,790	51,493

Total current liabilities	6,032,206	4,924,074
Convertible notes payable	34,340,649	34,155,632
Accrued interest payable	4,493,085	4,057,086
Accrued lease, excluding current portion (Note 6)	80,855	96,426

Total liabilities	44,946,795	43,233,218

Commitments and contingencies (Note 7)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 shares issued and outstanding at March 31, 2010 and December 31, 2009; (liquidation preference of $4,900,000 at March 31, 2010)	5,151,494	5,066,919

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 27,055,645 and 25,555,645 shares issued and outstanding at March 31, 2010 and December 31, 2009, respectively	270,556	255,556
Additional paid-in capital	146,828,835	146,913,395
Deficit accumulated during development stage	(196,537,227)	(194,678,273)

Total stockholders’ deficit	(49,437,836)	(47,509,322)

Total liabilities and stockholders’ deficit	$660,453	$790,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			(October 16, 1992)
	Three Months Ended March 31,		to
	2010	2009	March 31, 2010
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	474,807	1,828,015	115,957,637
General and administrative	727,154	1,970,122	64,851,608

Purchased in-process research and development	—	—	12,146,544

Total operating expenses	1,201,961	3,798,137	192,955,789

Loss from operations	(1,201,961)	(3,798,137)	(192,055,789)
Other income (expense)	(966)	65,000	(1,518,844)
Interest expense, net	(656,700)	(618,551)	(10,663,696)
Investment income	673	3,332	7,703,102

Net loss	(1,858,954)	(4,348,356)	(196,535,227)

Preferred stock beneficial conversion feature	—	—	(8,062,712)

Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(1,858,954)	(4,348,356)	(205,827,528)

Basic and diluted net loss attributable to common stockholders per share	$(0.07)	$(0.19)

Weighted average common shares outstanding	25,572,312	22,712,553

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(1,858,954)	$(4,348,356)	$(196,535,227)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	189,293	173,153	3,414,216
Non-cash charges related to options, warrants and common stock	15,015	1,313,217	11,067,896
Amortization and depreciation	15,844	19,368	2,807,161
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(40,941)	(99,986)	647,394
Increase (decrease) in accounts payable and accrued expenses	273,187	(77,533)	2,960,365
Increase in accrued interest payable	465,648	445,396	4,585,472
(Decrease) increase in accrued lease	(10,274)	(13,568)	137,645

Net cash used for operating activities	(951,182)	(2,588,309)	(154,918,034)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	—	(1,652,114)
Decrease (increase) in security deposits and other assets	15,696	42,041	(404,067)
Decrease (increase) in indemnity fund	55	(243)	(115,665)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	15,751	41,798	(413,809)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,000,000	66,731,339
Proceeds from issuance of preferred stock	—	1,000,000	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	800,000	1,000,000	53,735,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	(25,188)	(5,612,855)

Net cash provided by financing activities	800,000	2,974,812	155,511,376

Net (decrease) increase in cash and cash equivalents	(135,431)	428,301	179,533
Cash and cash equivalents, beginning of period	314,964	73,974	—

Cash and cash equivalents, end of period	$179,533	$502,275	$179,533

Supplemental cash flow disclosures:
Non-cash transactions
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2010
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
     The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
     As of March 31, 2010, we had experienced total net losses since inception of approximately $205,828,000, stockholders’ deficit of approximately $49,438,000 and a net working capital deficit of approximately $5,759,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at March 31, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $200,000 in cash and cash equivalents available at May 11, 2010 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2010.
     In order to continue as a going concern, we must immediately raise additional funds through one or more of the following: a debt financing, an equity offering or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities. If we are unable to raise additional or sufficient capital or if we violate a debt covenant or default under our convertible note purchase agreements, we will need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and could continue to adversely impact our stock price and the liquidity of our common stock.
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
     Stock options and warrants to purchase approximately 3.7 million and 4.2 million shares of common stock were outstanding at March 31, 2010 and 2009, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2010 could potentially dilute earnings per share in the future.

3. Comprehensive Loss
     We had a total comprehensive loss of $1,858,954 and $4,348,356 for the three months ended March 31, 2010 and 2009, respectively.
4. Accounting for Stock-Based Compensation
     We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2010, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares. No adjustment was made in January 2010.
     We also have outstanding stock options in three other stock option plans, the 1998 Omnibus Plan, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. These plans have expired and no future issuance of awards is permissible.
     Our Board of Directors determines the term, vesting provisions, price, and number of shares for each award that is granted. The term of each option cannot exceed ten years.
     Stock-based employee compensation expense recorded during the three months ended March 31, 2010 and 2009 is as follows:

	Three months ended
	March 31,
	2010	2009
Research and development	$—	$446,776
General and administrative	15,015	666,439

	$15,015	$1,113,215

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.00)	$(0.05)
     We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three months ended March 31, 2010 and 2009 was calculated using the following estimated weighted-average assumptions:

	Three months ended
	March 31,
	2010	2009
Expected term	—	5 years
Risk-free interest rate	—	1.36%
Stock volatility	—	90%
Dividend yield	—	0%
     Expected term — We determined the weighted-average expected term assumption for “plain vanilla” and performance-based option grants based on historical data on exercise behavior.
     Risk-free interest rate — The risk-free interest rate used for each grant is equal to the U.S. Treasury yield curve in effect at the time of grant for instruments with a similar expected term.
     Expected volatility — Our expected stock-price volatility assumption is based on historical volatilities of the underlying stock which is obtained from public data sources.

     Expected dividend yield — We have never declared or paid any cash dividends on our common stock and do not expect to do so in the foreseeable future. Accordingly, we use an expected dividend yield of zero to calculate the grant-date fair value of a stock option.
     As of March 31, 2010, there remained approximately $48,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 0.44 years.
     A summary of our outstanding stock options for the three months ended March 31, 2010 and 2009 is presented below.

	Three months ended March 31,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,695,745	$1.63	4,184,403	$2.90
Granted	—	—	2,732,500	1.15
Exercised	—	—	—	—
Forfeited and expired	(6,500)	18.13	(2,785,187)	2.90

Outstanding at end of period	3,689,245	$1.60	4,131,716	$1.75

Options exercisable at end of period	3,536,745	$1.62	3,765,153	$1.75

     The weighted-average fair value of options granted was $0.80 during the three months ended March 31, 2009.
     The following table summarizes information about stock options outstanding at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	4.1 years	$1.15	2,560,500	4.0 years	$1.15
$2.00 — $3.00	678,642	5.1 years	2.32	678,642	5.1 years	2.32
$3.10 — $4.65	255,363	6.5 years	3.40	255,363	6.5 years	3.40
$4.99 — $6.96	28,500	3.8 years	5.47	28,500	3.8 years	5.47
$8.95 — $13.06	8,740	1.5 years	10.55	8,740	1.5 years	10.55
$15.62 — $22.36	5,000	0.8 years	15.63	5,000	0.8 years	15.63

	3,689,245	4.4 years	$1.60	3,536,745	4.4 years	$1.62

     There was no intrinsic value of outstanding options and exercisable options as of March 31, 2010. The intrinsic value of options vested during the three months ended March 31, 2010 was $0.
     As of March 31, 2010, 384,172 shares were available for grant under the 2005 Plan.
5. Notes Payable and Debt
Notes Payable to Significant Stockholders
     We issued the following unsecured, promissory notes to Robert Gipson during the quarter ended March 31, 2010:

January	$300,000
February	$200,000
March	$300,000

Total	$800,000
     Each of the notes are payable on demand and bear interest at the rate of 7% per annum.
     According to a Schedule 13G/A filed with the SEC on April 23, 2009, Robert Gipson beneficially owned approximately 46.4% of the outstanding common stock of the Company on April 16, 2009. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 12, 2010, Thomas Gipson beneficially owned approximately 20.0% of the outstanding common stock of the Company on December 31, 2009. According to a Schedule 13G/A filed with the SEC on January 8, 2010, Arthur Koenig beneficially owned approximately 8.0% of the outstanding common stock of the Company on December 31, 2009. According to a Schedule 13G filed with the SEC on January 12, 2010, ISVP owned approximately 9.9% of the outstanding common stock of the Company on December 31, 2009. According to a Schedule 13G filed with the SEC on January 13, 2010, Ingalls & Snyder LLC beneficially owned approximately 9.9% of the outstanding common stock of the Company on December 31, 2009.
6. Related Party Transactions
As of January 1, 2010 Mr. Mark Pykett, previously our President and Chief Operating Officer, resigned his position with us to assume the role of Chief Executive Officer of Talaris Advisors, LLC. (Talaris). Talaris is a strategic drug development organization focused on providing project management and technical support services for drug candidates in or approaching clinical trials. In addition to Mr. Pykett, Talaris employs senior technical staff employed by us during 2009. We have retained the services of Talaris to ensure that our Altropane and nerve repair development programs are properly managed as funding permits. Our arrangement with Talaris provides for a monthly retainer fee of approximately $133,000 or approximately 50% of the monthly costs we incurred during 2009 for the same staff. Talaris is free to pursue other clients but we are assured of priority from the Talaris team for our programs. Our Chairman and CEO, Peter Savas, is a director of Talaris. At March 31, 2010 we owed a total of $400,000 to Talaris and these costs were classified as Research and Development expense.
7. Exit Activities
Office Relocation
     In September 2005, we relocated our headquarters to office space in Hopkinton, Massachusetts. In addition, we amended our Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between us and Brentwood Properties, Inc. (the “Landlord”) relating to our former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the sublease of all rentable square feet of the Premises pursuant to two sublease agreements which run through May 30, 2012, the term of the Lease Agreement. In consideration for the Landlord’s consent, we agreed to increase the security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At March 31, 2010, the security deposit under the Lease Agreement was approximately $109,000.
     As a result of the relocation, an expense was recorded for the cost associated with the exit activity at its fair value in the period in which the liability was incurred. The liability recorded for the Lease Amendment was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. The expense and accrual recorded requires us to make significant estimates and assumptions. These estimates and assumptions will be evaluated and adjusted as appropriate on at least a quarterly basis for changes in circumstances. It is reasonably possible that such estimates could change in the future resulting in additional adjustments, and the effect of any such adjustments could be material.
     The activity related to the lease accrual at March 31, 2010, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2009	Receipts 2010	March 31, 2010
Lease Amendment	$147,919	$10,274	$137,645
Short-term portion of lease accrual	51,493		56,790

Long-term portion of lease accrual	$96,426		$80,855

     During the three months ended March 31, 2010 and 2009, we recorded approximately $5,400 and $7,100, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

8. Commitments and Contingencies
     We recognize and disclose commitments when we enter into executed contractual obligations with third parties. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
     The Company entered into two license agreements (the “CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. On May 11 , 2010, the Company was notified by CMCC of the termination of these license agreements as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At March 31, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Unless we are able to pay the amounts owed to CMCC during the cure periods prescribed in the CMCC licenses, we will no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
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
9. Income taxes
     The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2006 through December 31, 2009. However, because we are carrying forward income tax attributes such as NOLs from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The U.S. Internal Revenue Service (IRS) has completed an audit of tax years 2007 and 2008 and has informed us that no adjustments to the federal tax returns as filed will be proposed as a result of the audit.
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
     The following tables set forth our financial assets that were measured at fair value on a recurring basis at March 31, 2010 and

December 31, 2009, by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis during the three months ended March 31, 2010 or the year ended December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 measurements during the three months ended March 31, 2010.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and money market funds — current assets	$179,533	$179,533	$—	$—
Money market funds — long term assets	$115,665	$115,665	$—	$—

Total	$295,198	$295,198	$—	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and money market funds — current assets	$314,964	$314,964	$—	$—
Money market funds — long term assets	$115,720	$115,720	$—	$—

Total	$430,684	$430,684	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
     It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.30 as of March 31, 2010.
11. New Accounting Pronouncements
     In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update No. 2010-06 for Fair Value Measurements and Disclosures (Topic 820): “Improving Disclosures about Fair Value Measurements”. This Update requires new disclosures for transfers in and out of Level 1 and 2 and activity in Level 3. This Update also clarifies existing disclosures for level of disaggregation and about inputs and valuation techniques. The new disclosures are effective for interim and annual periods beginning after December 15, 2009, except for the Level 3 disclosures, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those years. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.
12. Subsequent Events
     We evaluated all events or transactions that occurred after March 31, 2010 up through the date we issued these financial statements. In April, 2010 we borrowed the principal sum of $200,000 from Robert Gipson. In May, 2010 we borrowed the principal sum of $160,000 from Robert Gipson. Both amounts are secure by demand promissory notes issued to Mr. Gipson that bear interest at the rate of 7% per annum.

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
Overview
Description of Company
     We are a biotechnology company focused on the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidates are based on two proprietary technology platforms:
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
     At March 31, 2010, we were considered a “development stage enterprise” as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises ), and will continue to be so until we commence commercial operations. The development stage is from October 16, 1992 (inception) through March 31, 2010.
     As of March 31, 2010, we have experienced total net losses since inception of approximately $205,828,000, stockholders’ deficit of approximately $49,438,000 and a net working capital deficit of approximately $5,759,000. The cash and cash equivalents available at March 31, 2001 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At May 11, 2010, we had cash and cash equivalents of approximately $200,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures through May, 2010. We must immediately raise additional funds in order to continue operations and to fund the approximately $34 million of investment required to complete the Altropane clinical development program. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. If we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below in Liquidity and Capital Resources) we may need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and has adversely impacted our stock price and the liquidity of our common stock.

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
     Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of these license agreements as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At March 31, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Unless we are able to pay the amounts owed to CMCC during the cure periods prescribed in the CMCC licenses, we will no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $30,526,000 on a cumulative basis.

	For the Three	From Inception
	Months Ended	(October 16, 1992) to
Program	March 31, 2010	March 31, 2010
Molecular imaging	$471,000	$27,602,000
Regenerative therapeutics	$7,000	$28,927,000
Neurodegenerative disease	$20,000	$1,151,000

     As of January 1, 2010 Mr. Mark Pykett, previously our President and Chief Operating Officer, resigned his position with us to assume the role of Chief Executive Officer of Talaris Advisors, LLC. (Talaris). Talaris is a strategic drug development organization focused on providing project management and technical support services for drug candidates in or approaching clinical trials. In addition to Mr. Pykett, Talaris employs senior technical staff employed by us during 2009. We have retained the services of Talaris to ensure that our Altropane and nerve repair development programs are properly managed as funding permits. Our arrangement with Talaris provides for a monthly retainer fee of approximately $133,000 or approximately 50% of the monthly costs we incurred during 2009 for the same staff. Talaris is free to pursue other clients but we are assured of priority from the Talaris team for our programs. Our Chairman and CEO, Peter Savas, is a director of Talaris. At March 31, 2010 we owed a total of $400,000 to Talaris and these costs were classified as Research and Development expense in the first quarter of 2010.
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
Going Concern Basis of Accounting
     The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of March 31, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
     Results of Operations
Three Months Ended March 31, 2010 and 2009
     Our net loss and net loss attributable to common stockholders was $1,858,954 during the three months ended March 31, 2010 as compared with $4,348,356 during the three months ended March 31, 2009. Net loss attributable to common stockholders totaled $0.07 per share for the 2010 period as compared to $0.19 per share for the 2009 period. The decrease in net loss in the 2010 period was primarily due to lower operating expenses resulting from our ongoing curtailment of operations. The decrease in net loss attributable to common stockholders on a per share basis in the 2010 period was primarily due to the decrease in net loss in 2010 and an increase in weighted average shares outstanding of approximately 2,860,000 shares in 2010, which was primarily the result of the common stock issued in November 2009 and March 2010.
     Research and development expenses were $474,807 during the three months ended March 31, 2010 as compared with $1,828,015 during the three months ended March 31, 2009. The decrease of $1,353,208, or 74% for the three months ended March 31, 2010, was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $69,900 associated with our nerve repair program, primarily related to Cethrin clinical costs and (ii) lower compensation and related costs of approximately $774,300 related to lower headcount and lower stock-compensation expense of $446,800 (see Note 6).
     General and administrative expenses were $727,154 during the three months ended March 31, 2010 as compared with $1,970,122 during the three months ended March 31, 2009. The decrease of $1,242,969, or 63% for the three months ended March 31, 2010, was primarily attributable to (i) lower compensation and related costs of approximately $439,000 which resulted from additional reductions in headcount and lower stock-compensation expense of $651,000; and (ii) lower legal costs of approximately $205,000 and a reduction of $63,000 in directors’ fees as a result of the January 2010 resignation of four board members. The decrease was partially offset due to an increase of $90,000 in occupancy expenses now being allocated to general and administrative expense.
     Other (expense) income was ($966) during the three months ended March 31, 2010 as compared with $65,000 during the three months ended March 31, 2009. In 2009 we recognized a gain on the sale of Cethrin drug substance to a vendor for said vendor to use in additional research.
     Interest expense was $656,700 during the three months ended March 31, 2010 as compared with $618,551 during the three months ended March 31, 2009. The increase of $38,149, or 6% for the three months ended March 31, 2010, was attributable to the issuance of a $350,000 promissory note in December 2009 and the issuance of $800,000 in promissory notes during the three months ended March 31, 2010. The Notes all bear interest at the rate of 7% per annum.
     Investment income was $673 during the three months ended March 31, 2010 as compared with $3,332 during the three months ended March 31, 2009. The decrease in the 2010 period was primarily due to lower average cash and cash equivalent balances during the 2010 period.
Liquidity and Capital Resources
     Global market and economic conditions have been, and continue to be, disruptive and volatile. In particular, the cost of raising money in the debt and equity markets has increased substantially while the availability of funds from those markets has diminished significantly. Recent distress in the financial markets combined with the loss of staff and licenses to our nerve repair technologies have combined to adversely affect our ability to raise capital. We must immediately raise additional funds in order to continue operations.
     Net cash used for operating activities, primarily related to our net loss, totaled $951,182 during the three months ended March 31, 2010 as compared to $2,588,309 during the three months ended March 31, 2009. The decrease in cash used during the 2010 period is primarily related to the decrease in net loss. Net cash provided by investing activities totaled $15,751 during the three months ended March 31, 2010 as compared to $41,798 during the three months ended March 31, 2009. The decrease in cash provided by investing activities is primarily associated with the sale of marketable securities used to fund operations during the 2009 period. Net cash provided by financing activities totaled $800,000 during the three months ended March 31, 2010 as compared to $2,974,812 during the three months ended March 31, 2009. The decrease during the 2010 period reflects the decrease in promissory notes payable issued, as well as, no cash proceeds from additional issuance of common or preferred stock.
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
     A summary of financings completed during the three years ended March 31, 2010 is as follows:

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
March 2010	$0.3 million	Promissory Note
February 2010	$0.2 million	Promissory Note
January 2010	$0.3 million	Promissory Note
December 2009	$0.3 million	Promissory Note
November 2009	$1.0 million	Common Stock
September 2009	$0.7 million	Convertible Preferred Stock
August 2009	$0.6 million	Convertible Preferred Stock
July 2009	$0.6 million	Convertible Preferred Stock

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
June 2009	$0.5 million	Convertible Preferred Stock
May 2009	$1.0 million	Convertible Preferred Stock
April 2009	$0.5 million	Convertible Preferred Stock
March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.
     During the three months ended March 31, 2010, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     As of March 31, 2010, we have experienced total net losses since inception of approximately $205,828,000, stockholders’ deficit of approximately $49,438,000 and a net working capital deficit of approximately $5,759,000. The cash and cash equivalents available at March 31, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At May 11 2010, we had cash and cash equivalents of approximately $200,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May. 2010..
     In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors (described below). If we are unable to raise additional or sufficient capital or if we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below) we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and has adversely impacted our stock price and the liquidity of our common stock. See the risk factor entitled “Our common stock has been delisted from, the NASDAQ Capital Market.”
Contractual Obligations and Commitments
     The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed since we filed that report.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the three months ended March 31, 2010.
Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     During the quarter ended March 31, 2010, our corporate controller left the company. In light of resource constraints we have no plans to replace this individual with a full time employee. We are utilizing the services of temporary accounting staff and management will continually assess the effectiveness of our internal control over financial reporting during the fiscal year.
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
Item 6 — Exhibits

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

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: May 17, 2010	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 17, 2010	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)