Form 10-Q
period 2010-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2010-08-16
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 6, 2010, there were 27,055,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009, and for the period from inception (October 16, 1992) to June 30, 2010	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2009, and for the period from inception (October 16, 1992) to June 30, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T Controls and Procedures	20

Part II OTHER INFORMATION
Item 1 Legal Proceedings	20
Item 6 Exhibits	21

SIGNATURES
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     In this report, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: Alseres™ and Altropane ® . All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$30,341	$314,964
Security deposits	7,536	38,928
Prepaid expenses and other current assets	99,373	34,231

Total current assets	137,250	388,123
Fixed assets, net	75,667	106,272
Indemnity fund	115,617	115,720
Security deposits and other assets	180,700	180,700

Total assets	$509,234	$790,815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,069,749	$3,522,581
Notes payable	2,735,000	1,350,000
Accrued lease (Note 7)	61,188	51,493

Total current liabilities	6,865,937	4,924,074
Convertible notes payable	34,529,940	34,155,632
Accrued interest payable	4,929,084	4,057,086
Accrued lease, excluding current portion (Note 7)	64,692	96,426

Total liabilities	46,389,653	43,233,218

Commitments and contingencies (Note 8)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 shares issued and outstanding at June 30, 2010 and December 31, 2009; (liquidation preference of $4,900,000 at June 30, 2010)	5,250,037	5,066,919

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 27,055,645 and 25,555,645 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively	270,556	255,556
Additional paid-in capital	146,780,018	146,913,395
Deficit accumulated during development stage	(198,181,030)	(194,678,273)

Total stockholders’ deficit	(51,130,456)	(47,509,322)

Total liabilities and stockholders’ deficit	$509,234	$790,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16, 1992)
	Three Months Ended June 30,		Six Months Ended June 30,		to
	2010	2009	2010	2009	June 30, 2010
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	206,424	892,520	681,232	2,720,535	116,164,062
General and administrative	755,121	1,092,946	1,483,240	3,063,068	65,607,694
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	961,545	1,985,466	2,164,472	5,783,603	193,918,300

Loss from operations	(961,545)	(1,985,466)	(2,164,472)	(5,783,603)	(193,018,300)
Other income (expense)	—	—	—	65,000	(1,517,878)
Interest expense, net	(682,665)	(630,501)	(1,339,365)	(1,249,051)	(11,346,361)
Investment income	407	1,887	1,080	5,218	7,703,509

Net loss	(1,643,803)	(2,614,080)	(3,502,757)	(6,962,436)	(198,179,030)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(1,643,803)	(2,614,080)	(3,502,757)	(6,962,436)	(207,471,331)

Basic and diluted net loss attributable to common stockholders per share	$(0.06)	$(0.11)	$(0.13)	$(0.30)

Weighted average common shares outstanding	27,055,645	23,309,004	26,318,076	22,971,047

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Six Months Ended June 30,		June 30,
	2010	2009	2010
Cash flows from operating activities:
Net loss	$(3,502,757)	$(6,962,436)	$(198,179,030)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Non-cash interest expense	391,413	350,206	3,616,336
Non-cash charges related to options, warrants and common stock	51,713	1,371,180	11,104,594
Amortization of financing costs	13,027	—	13,027
Amortization and depreciation	30,604	39,574	2,821,921
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(85,246)	10,212	603,089
Increase (decrease ) in accounts payable and accrued expenses	474,490	(734,114)	3,161,668
Increase in accrued interest payable	944,677	898,846	5,064,501
(Decrease) increase in accrued lease	(22,039)	(25,994)	125,880

Net cash used for operating activities	(1,704,118)	(5,052,526)	(155,670,970)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	—	(1,652,114)
Decrease (increase) in security deposits and other assets	34,392	42,041	(385,371)
Decrease (increase) in indemnity fund	103	(320)	(115,617)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	34,495	41,721	(395,065)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,000,000	66,731,339
Proceeds from issuance of preferred stock	—	3,000,000	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	1,385,000	1,000,000	54,320,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,146,967)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	(25,188)	(5,612,855)

Net cash provided by financing activities	1,385,000	4,974,812	156,096,376

Net (decrease) increase in cash and cash equivalents	(284,623)	(35,993)	30,341
Cash and cash equivalents, beginning of period	314,964	73,974	—

Cash and cash equivalents, end of period	$30,341	$37,981	$30,341

Supplemental cash flow disclosures:
Non-cash transactions
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2010
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
     As of June 30, 2010, we had experienced total net losses since inception of approximately $207,471,000, stockholders’ deficit of approximately $51,130,000 and a net working capital deficit of approximately $6,729,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at June 30, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $200,000 in cash and cash equivalents available at August 6, 2010 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2010.
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
     Stock options and warrants to purchase approximately 3.7 million and 4.0 million shares of common stock were outstanding at June 30, 2010 and 2009, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2010 could potentially dilute earnings per share in the future.

3. Comprehensive Loss
     We had a total comprehensive loss of $1,643,803 and $2,614,080 for the three months ended June 30, 2010 and 2009, respectively. For the six months ended June 30, 2010 and 2009, total comprehensive loss was $3,502,757 and $6,962,436, respectively.
4. Accounting for Stock-Based Compensation
     We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2010, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares. No adjustment was made in January 2010.
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
     Stock-based employee compensation expense recorded during the three and six months ended June 30, 2010 and 2009 is as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Research and development	$—	$836	$—	$447,612
General and administrative	36,698	57,130	51,713	723,569

	$36,698	$57,966	$51,713	$1,171,181

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.05)
     We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and six months ended June 30, 2010 and 2009 was calculated using the following estimated weighted-average assumptions:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected term				5 years
Risk-free interest rate	—%	—%	—%	1.36%
Stock volatility	—%	—%	—%	90%
Dividend yield	—%	—%	—%	0%
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
     As of June 30, 2010, there remained approximately $11,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 0.31 years.
     A summary of our outstanding stock options for the six months ended June 30, 2010 and 2009 is presented below.

		Six months ended June 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,695,745	$1.63	4,184,403	$2.90
Granted	—	—	2,732,500	1.15
Exercised	—	—	—	—
Forfeited and expired	(35,162)	5.23	(2,900,214)	2.87

Outstanding at end of period	3,660,583	$1.59	4,016,689	$1.73

Options exercisable at end of period	3,556,001	$1.59	3,741,689	$1.75

     The weighted-average fair value of options granted was $0.80 during the six months ended June 30, 2009.
     The following table summarizes information about stock options outstanding at June 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	3.9 years	$1.15	2,608,418	3.8 years	$1.15
$2.00 — $3.00	649,980	5.1 years	2.33	649,980	5.1 years	2.33
$3.10 — $4.65	255,363	6.2 years	3.40	255,363	6.2 years	3.40
$4.99 — $6.96	28,500	3.5 years	5.47	28,500	3.5 years	5.47
$8.95 — $13.06	8,740	1.2 years	10.55	8,740	1.2 years	10.55
$15.62 — $22.36	5,000	0.5 years	15.63	5,000	0.5 years	15.63

	3,660,583	4.2 years	$1.59	3,556,001	4.2 years	$1.60

     There was no intrinsic value of outstanding options and exercisable options as of June 30, 2010. The intrinsic value of options vested during the six months ended June 30, 2010 was $0.
     As of June 30, 2010, 384,172 shares were available for grant under the 2005 Plan.
5. Notes Payable and Debt
Notes Payable to Significant Stockholders
     We issued the following unsecured, promissory notes to Robert Gipson during the quarter ended June 30, 2010:

April	$200,000
May	$235,000
June	$150,000

Total	$585,000

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
6. Related Party Transactions
As of January 1, 2010 Mr. Mark Pykett, previously our President and Chief Operating Officer, resigned his position with us to assume the role of Chief Executive Officer of Talaris Advisors, LLC. (Talaris). Talaris is a strategic drug development organization focused on providing project management and technical support services for drug candidates in or approaching clinical trials. In addition to Mr. Pykett, Talaris employs senior technical staff employed by us during 2009. We have requested the services of Talaris to ensure that our Altropane and nerve repair development programs are properly managed as funding permits. Our arrangement with Talaris resulted in accrual of a monthly retainer fee of approximately $71,000 or approximately 50% of the monthly costs we incurred during 2009 for the same staff. Talaris is free to pursue other clients but we are assured of priority from the Talaris team for our programs. Our Chairman and CEO, Peter Savas, is a director of Talaris. At June 30, 2010 we had accrued a total of $500,000 to Talaris and these costs were classified as Research and Development expense. As of May 31, 2010 we determined that we no longer required the services of Talaris. Further, we are in discussions with Talaris regarding the already accrued fees to determine if any adjustment to this accrual is warranted.
7. Exit Activities
Office Relocation
     In September 2005, we relocated our headquarters to office space in Hopkinton, Massachusetts. In addition, we amended our Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between us and Brentwood Properties, Inc. (the “Landlord”) relating to our former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the sublease of all rentable square feet of the Premises pursuant to two sublease agreements which run through May 30, 2012, the term of the Lease Agreement. In consideration for the Landlord’s consent, we agreed to increase the security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At June 30, 2010, the security deposit under the Lease Agreement was approximately $93,000.
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
     The activity related to the lease accrual at June 30, 2010, is as follows:

		Cash
		Payments,
	Accrual at	Net of Sublease	Accrual at
	December 31, 2009	Receipts 2010	June 30, 2010
Lease Amendment	$147,919	$22,039	$125,880
Short-term portion of lease accrual	51,493		61,188

Long-term portion of lease accrual	$96,426		$64,692

     During the three and six months ended June 30, 2010, we recorded approximately $5,000 and $10,400, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and six months ended June 30, 2009, we recorded approximately $6,600 and $13,600, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

8. Commitments and Contingencies
     We recognize and disclose commitments when we enter into executed contractual obligations with third parties. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
     The Company entered into two license agreements (the “CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The CMCC Licenses provide for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. On May 11, 2010, the Company was notified by CMCC of the termination of these license agreements as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At June 30, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Resource constraints prevented us from paying the overdue amounts as required by the licenses during the cure periods thus, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
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
     The Company’s license agreements with Harvard and its Affiliates generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs.
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
     The following tables set forth our financial assets that were measured at fair value on a recurring basis at June 30, 2010 and

December 31, 2009, by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis during the six months ended June 30, 2010 or the year ended December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 measurements during the six months ended June 30, 2010.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and money market funds — current assets	$30,341	$30,341	$—	$—
Money market funds — long term assets	$115,617	$115,617	$—	$—

Total	$145,958	$145,958	$—	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and money market funds — current assets	$314,964	$314,964	$—	$—
Money market funds — long term assets	$115,720	$115,720	$—	$—

Total	$430,684	$430,684	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
     It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.19 as of June 30, 2010.
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
12. Subsequent Events
     In July, 2010 we borrowed the principal sum of $200,000 from Robert Gipson. From August 1, 2010 through the filing date of this report, we borrowed the principal sum of $200,000 from Robert Gipson. Both amounts are secured by demand promissory notes issued to Mr. Gipson that bear interest at the rate of 7% per annum.

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
     At June 30, 2010, we were considered a “development stage enterprise” as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises ), and will continue to be so until we commence commercial operations. The development stage is from October 16, 1992 (inception) through June 30, 2010.
     As of June 30, 2010, we have experienced total net losses since inception of approximately $207,471,000, stockholders’ deficit of approximately $51,130,000 and a net working capital deficit of approximately $6,729,000. The cash and cash equivalents available at June 30, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At August 6, 2010, we had cash and cash equivalents of approximately $200,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures through August, 2010. We must immediately raise additional funds in order to continue operations and to fund the approximately $34 million of investment required to complete the Altropane clinical development program. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
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
     Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of these license agreements as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At June 30, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $30,516,000 on a cumulative basis.

			From Inception
	For the Three	For the Six	(October 16, 1992)
	Months Ended	Months Ended	to
Program	June 30, 2010	June 30, 2010	June 30, 2010
Molecular imaging	$200,000	$670,000	$27,801,000
Regenerative therapeutics	$16,000	$23,000	$28,944,000
Neurodegenerative disease	$—	$20,000	$1,151,000

     As of January 1, 2010 Mr. Mark Pykett, previously our President and Chief Operating Officer, resigned his position with us to assume the role of Chief Executive Officer of Talaris Advisors, LLC. (Talaris). Talaris is a strategic drug development organization focused on providing project management and technical support services for drug candidates in or approaching clinical trials. In addition to Mr. Pykett, Talaris employs senior technical staff employed by us during 2009. We have requested the services of Talaris to ensure that our Altropane and nerve repair development programs are properly managed as funding permits. Our arrangement with Talaris resulted in accrual of a monthly retainer fee of approximately $71,000 or approximately 50% of the monthly costs we incurred during 2009 for the same staff. Talaris is free to pursue other clients but we are assured of priority from the Talaris team for our programs. Our Chairman and CEO, Peter Savas, is a director of Talaris. At June 30, 2010 we had accrued a total of $500,000 to Talaris and these costs were classified as Research and Development expense. As of May 31, 2010 we determined that we no longer required the services of Talaris. Further, we are in discussions with Talaris regarding the already accrued fees to determine if any adjustment to this accrual is warranted.
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
Going Concern Basis of Accounting
     The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of June 30, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Results of Operations
Three Months Ended June 30, 2010 and 2009
     Our net loss and net loss attributable to common stockholders was $1,643,803 during the three months ended June 30, 2010 as compared with $2,614,080 during the three months ended June 30, 2009. Net loss attributable to common stockholders totaled $0.06 per share for the 2010 period as compared to $0.11 per share for the 2009 period. The decrease in net loss in the 2010 period was primarily due to lower operating expenses resulting from our ongoing curtailment of operations. The decrease in net loss attributable to common stockholders on a per share basis in the 2010 period was primarily due to the decrease in net loss in 2010 and an increase in weighted average shares outstanding of approximately 3,747,000 shares in 2010, which was primarily the result of the common stock issued in November 2009 and March 2010.
     Research and development expenses were $206,424 during the three months ended June 30, 2010 as compared with $892,520 during the three months ended June 30, 2009. The decrease of 686,096, or 77% for the three months ended June 30, 2010, was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $78,000 associated with our nerve repair program, primarily related to Cethrin clinical costs offset by an increase in Altropane spending of $67,000 (ii) lower compensation and related costs of approximately $673,000 related to lower headcount .
     General and administrative expenses were $755,121 during the three months ended June 30, 2010 as compared with $1,092,946 during the three months ended June 30, 2009. The decrease of $337,825, or 31% for the three months ended June 30, 2010, was primarily attributable to (i) lower compensation and related costs of approximately $199,000 which resulted from additional reductions in headcount and lower stock-compensation expense of $20,000; and (ii) lower legal costs of approximately $188,000 and a reduction of $48,000 in directors’ fees as a result of the January 2010 resignation of four board members. The decrease was partially offset due to an increase of $55,000 in occupancy expenses now being allocated to general and administrative expense and an increase in consulting services of $67,000.
     Interest expense was $682,665 during the three months ended June 30, 2010 as compared with $630,501 during the three months ended June 30, 2009. The increase of $52,164, or 8% for the three months ended June 30, 2010, was attributable to the issuance of a $350,000 promissory note in December 2009 and the issuance of $1,385,000 in promissory notes during the six months ended June 30, 2010. The Notes all bear interest at the rate of 7% per annum.
     Investment income was $407 during the three months ended June 30, 2010 as compared with $1,887 during the three months ended June 30, 2009. The decrease in the 2010 period was primarily due to lower average cash and cash equivalent balances during the 2010 period.
Six Months Ended June 30, 2010 and 2009
     Our net loss and net loss attributable to common stockholders was $3,502,757 during the six months ended June 30, 2010 as compared with $6,962,436 during the six months ended June 30, 2009. Net loss attributable to common stockholders totaled $0.13 per share for the 2010 period as compared to $0.30 per share for the 2009 period. The decrease in net loss in the 2010 period was primarily due to lower operating expenses resulting from our decision to curtail operations pending additional funding. The decrease in net loss attributable to common stockholders on a per share basis in the 2010 period was primarily due to the decrease in net loss in 2010 and an increase in weighted average shares outstanding of approximately 3,347,000 shares in 2010, which was primarily the result of the common stock issuances in November 2009 and March 2010.
     Research and development expenses were $681,232 during the six months ended June 30, 2010 as compared with $2,720,535 during the six months ended June 30, 2009. The decrease of $2,039,303, or 75% for the six months ended June 30, 2010, was primarily attributable to our decision to scale back operations specifically resulting in (i) lower costs of approximately $313,000 associated with our nerve repair program, primarily related to Cethrin clinical costs including our Phase I/IIa trial and suspended preparations for our Phase IIb trial; offset by an increase in Altropane spending of $170,000 (ii) lower compensation and related costs of approximately $1,448,000 primarily related to lower headcount and (iii) and lower stock-compensation expense of $448,000.
     General and administrative expenses were $1,483,240 during the six months ended June 30, 2010 as compared with $3,063,068 during the six months ended June 30, 2009. The decrease of $1,579,828, or 52% for the six months ended June 30, 2010, was primarily related to (i) lower compensation and related costs of approximately $637,000 which resulted from additional reductions in headcount and lower stock-compensation expense of $672,000; and (ii) lower legal costs of approximately $393,000 and a reduction of $110,000 in directors’ fees as a result of the January 2010 resignation of four board members. The decrease was partially offset due to an increase of $145,000 in occupancy expenses now being allocated to general and administrative expense and an increase in consulting services of $148,000.
     Other income was $0 during the six months ended June 30, 2010 as compared with $65,000 during the six months ended June 30, 2009. The amount recorded during the 2009 period represents the gain on sale of Cethrin drug substance to a vendor for said vendor to use in additional research.
     Interest expense was $1,339,365 during the six months ended June 30, 2010 as compared with $1,249,051 during the six months ended June 30, 2009. The increase of $90,314 or 7% for the six months ended June 30, 2010, was attributable to the issuance of a $350,000 promissory note in December 2009 and the issuance of $1,385,000 in promissory notes during the six months ended June 30, 2010. The Notes all bear interest at the rate of 7% per annum.
     Investment income was $1,080 during the six months ended June 30, 2010 as compared with $5,218 during the six months ended June 30, 2009. The decrease in the 2010 period was primarily due to lower average cash and cash equivalent balances during the 2010 period.
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
     Net cash used for operating activities, primarily related to our net loss, totaled $1,704,118 during the six months ended June 30, 2010 as compared to $5,052,526 during the six months ended June 30, 2009. The decrease in cash used during the 2010 period is primarily related to the decrease in net loss. Net cash provided by investing activities totaled $34,495 during the six months ended June 30, 2010 as compared to $41,721 during the six months ended June 30, 2009. The decrease in cash provided by investing activities is primarily related to the scheduled partial refunds of security deposits. Net cash provided by financing activities totaled $1,385,000 during the six months ended June 30, 2010 as compared to $4,974,812 during the six months ended June 30, 2009. The decrease during the 2010 period reflects the lack of funding from the issuance of additional common or preferred stock.
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
     A summary of financings completed between October 2006 and June 30, 2010 is as follows:

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
June 2010	$0.2 million	Promissory Note
May 2010	$0.2 million	Promissory Note
April 2010	$0.2 million	Promissory Note
March 2010	$0.3 million	Promissory Note
February 2010	$0.2 million	Promissory Note
January 2010	$0.3 million	Promissory Note
December 2009	$0.3 million	Promissory Note
November 2009	$1.0 million	Common Stock
September 2009	$0.7 million	Convertible Preferred Stock
August 2009	$0.6 million	Convertible Preferred Stock
July 2009	$0.6 million	Convertible Preferred Stock

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
June 2009	$0.5 million	Convertible Preferred Stock
May 2009	$1.0 million	Convertible Preferred Stock
April 2009	$0.5 million	Convertible Preferred Stock
March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.
     During the six months ended June 30, 2010, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     As of June 30, 2010, we have experienced total net losses since inception of approximately $207,471,000, stockholders’ deficit of approximately $51,130,000 and a net working capital deficit of approximately $6,729,000. The cash and cash equivalents available at June 30, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At August 6, 2010, we had cash and cash equivalents of approximately $200,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2010.
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
Contractual Obligations and Commitments
     With the exception of the termination of our CMCC licenses described above, the disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed since we filed that report.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
     There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2009.
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the six months ended June 30, 2010.
Item 4T — Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: August 16, 2010	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 16, 2010	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)