Form 10-Q
period 2010-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2010-11-12
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-6533

ALSERES PHARMACEUTICALS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0277826 (IRS Employer Identification No.)

239 South Street, Hopkinton, Massachusetts (Address of Principal Executive Offices)	01748 (Zip Code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of November 5, 2010, there were 27,055,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009, and for the period from inception (October 16, 1992) to September 30, 2010	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, and for the period from inception (October 16, 1992) to September 30, 2010	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4T Controls and Procedures	20

Part II OTHER INFORMATION
Item 1 Legal Proceedings	20
Item 6 Exhibits	21

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

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$133,526	$314,964
Security deposits	3,000	38,928
Prepaid expenses and other current assets	64,854	34,231

Total current assets	201,380	388,123
Fixed assets, net	61,544	106,272
Indemnity fund	115,598	115,720
Security deposits and other assets	184,763	180,700

Total assets	$563,285	$790,815

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$4,174,364	$3,522,581
Notes payable	4,085,000	1,350,000
Accrued lease (Note 8)	63,511	51,493

Total current liabilities	8,322,875	4,924,074
Convertible notes payable	28,879,935	34,155,632
Accrued interest payable	4,352,216	4,057,086
Accrued lease, excluding current portion (Note 8)	47,916	96,426

Total liabilities	41,602,942	43,233,218

Commitments and contingencies (Note 9)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 shares issued and outstanding at September 30, 2010 and December 31, 2009; (liquidation preference of $4,900,000 at September 30, 2010)	5,339,098	5,066,919

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized; 27,055,645 and 25,555,645 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	270,556	255,556
Additional paid-in capital	146,698,568	146,913,395
Deficit accumulated during development stage	(193,347,879)	(194,678,273)

Total stockholders’ deficit	(46,378,755)	(47,509,322)

Total liabilities and stockholders’ deficit	$563,285	$790,815

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16, 1992)
	Three Months Ended September 30,		Nine Months Ended September 30,		to
	2010	2009	2010	2009	September 30, 2010
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	95,745	720,505	776,977	3,441,041	116,259,807
General and administrative	637,920	705,904	2,121,160	3,768,972	66,245,614
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	733,665	1,426,409	2,898,137	7,210,013	194,651,965

Loss from operations	(733,665)	(1,426,409)	(2,898,137)	(7,210,013)	(193,751,965)
Gain on early extinguishment of debt	6,277,100	—	6,277,100	—	6,277,100
Other income (expense)	—	—	—	65,000	(1,517,878)
Interest expense, net	(710,732)	(634,679)	(2,050,098)	(1,883,730)	(12,057,094)
Investment income	448	788	1,529	6,007	7,703,958

Net income (loss)	4.833,151	(2,060,300)	1,330,394	(9,022,736)	(193,345,879)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net income (loss)	4,833,151	(2,060,300)	1,330,394	(9,022,736)	(202,638,180)

Net income (loss) attributable to common stockholders	4,092,048	(2,060,300)	1,123,224	(9,022,736)
Net income (loss) attributable to preferred stockholder	741,103	(2,060,300)	207,170	(9,022,736)

Net income (loss) per share, basic and diluted	$0.15	$(0.09)	$0.04	$(0.39)

Weighted average common shares, basic	27,055,645	23,306,250	26,566,634	22,942,538

Weighted average common shares, diluted	31,955,645	23,306,250	31,466,634	22,942,538

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Nine Months Ended September 30,		September 30,
	2010	2009	2010
Cash flows from operating activities:
Net income (loss)	$1,330,394	$(9,022,736)	$(193,345,879)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Net gain on early extinguishment of debt	(5,277,300)		(5,277,300)
Non-cash interest expense	621,406	531,242	3,846,329
Non-cash charges related to options, warrants and common stock	56,717	1,427,265	11,109,598
Amortization of financing costs	15,635	—	15,635
Amortization and depreciation	44,727	56,265	2,836,044
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(47,727)	(121,831)	640,608
Increase (decrease ) in accounts payable and accrued expenses	521,701	(1,001,520)	3,208,879
Increase in accrued interest payable	425,213	1,352,488	4,545,037
(Decrease) increase in accrued lease	(36,492)	(35,531)	111,427

Net cash used for operating activities	(2,345,726)	(6,814,358)	(156,312,578)
Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	—	(1,652,114)
Decrease (increase) in security deposits and other assets	31,866	61,038	(387,897)
Decrease (increase) in indemnity fund	122	(287)	(115,598)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	31,988	60,751	(397,572)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,000,000	66,731,339
Proceeds from issuance of preferred stock	—	4,900,000	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	2,735,000	1,000,000	55,670,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	(602,700)	—	(7,749,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	(25,188)	(5,612,855)

Net cash provided by financing activities	2,132,300	6,874,812	156,843,676

Net (decrease) increase in cash and cash equivalents	(181,438)	121,205	133,526
Cash and cash equivalents, beginning of period	314,964	73,974	—

Cash and cash equivalents, end of period	$133,526	$195,179	$133,526

Supplemental cash flow disclosures:
Non-cash transactions
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
September 30, 2010
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
     As of September 30, 2010, we had experienced total net losses since inception of approximately $202,638,000, stockholders’ deficit of approximately $46,379,000 and a net working capital deficit of approximately $8,121,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at September 30, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $250,000 in cash and cash equivalents available at November 5, 2010 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into December 2010.
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
2. Net Income/Loss Per Share
     The Company reports earnings per share in accordance with Accounting Standards Codification 260, Earnings Per Share (ASC 260), which establishes standards for computing and presenting earnings per share. Basic and diluted net income (loss) per share is presented in conformity with the two-class method required for participating securities. Under the two-class method, basic net income (loss) per share is computed by dividing the net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Net income (loss) attributable to common stockholders is determined by allocating undistributed earnings between holders of common and convertible preferred stock, based on the contractual dividend rights contained in our preferred stock agreement. No preferred dividends have been declared and, as such, preferred dividends have not affected our computation of net income available to common stockholders. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares and the number of dilutive potential common share equivalents outstanding during the period. Dilutive common share equivalents consist of the incremental common shares issuable upon the conversion of the Series F convertible preferred stock to common shares.
     In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the three and nine month periods ended September 30, 2009.

     The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Basic
Net income (loss)	$4,833,151	$(2,060,300)	$1,330,394	$(9,022,736)
Less: Income allocated to convertible preferred shares	(741,103)	—	(207,170)	—

Income (loss) available to common stockholders for the purpose of calculating basic EPS	$4,092,048	$(2,060,300)	$1,123,224	$(9,022,736)

Denominator:
Weighted average common shares, basic	27,055,645	23,306,250	26,566,634	22,942,538
Dilutive effect of Series F preferred share conversion	4,900,000	—	4,900,000	—

Weighted average common shares, diluted	31,955,645	23,306,250	31,466,634	22,942,538

Net income (loss) per share, basic and diluted	$0.15	$(0.09)	$0.04	$(0.39)

1)	Stock options and warrants to purchase 3,662,443 and 4,004,800 shares of common stock were outstanding at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted net income (loss) per common share because the exercise prices were greater than the average market price for the period, making them anti-dilutive. The exercise of those stock options and warrants outstanding at September 30, 2010 could potentially dilute earnings per share in the future.

2)	Shares of common stock reserved for issuance upon conversion of the 5% Convertible Promissory Notes were 13,340,889 and 15,038,351 at September 30, 2010 and 2009, respectively, but were not included in the computation of diluted net income (loss) per share because they would have been anti-dilutive. The conversion of the 5% Convertible Promissory Notes outstanding at September 30, 2010 could potentially dilute earnings per share in the future.

3. Comprehensive Income/Loss
     We had total comprehensive income of $4,833,151 compared to a total comprehensive loss of $2,060,300 for the three months ended September 30, 2010 and 2009, respectively. We had total comprehensive income of $1,330,394 compared to a total comprehensive loss of $9,022,736 for the nine months ended September 30, 2010 and 2009, respectively.
4. Accounting for Stock-Based Compensation
     We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2010, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares. No adjustment was made in January 2010.
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
     Stock-based employee compensation expense recorded during the three and nine months ended September 30, 2010 and 2009 is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Research and development	$—	$—	$—	$447,612
General and administrative	5,004	56,085	56,717	779,654

	$5,004	$56,085	$56,717	$1,227,266

Impact on basic and diluted net loss attributable to common stockholders per share	$(0.00)	$(0.00)	$(0.00)	$(0.05)
     We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the three and nine months ended September 30, 2010 and 2009 was calculated using the following estimated weighted-average assumptions:

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
     As of September 30, 2010, there remained approximately $5,800 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately 0.19 years.
     A summary of our outstanding stock options for the nine months ended September 30, 2010 and 2009 is presented below.

		Nine months ended September 30,
	2010		2009
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,695,745	$1.63	4,184,403	$2.90
Granted	—	—	2,732,500	1.15
Exercised	—	—	—	—
Forfeited and expired	(35,302)	5.25	(3,214,103)	2.87

Outstanding at end of period	3,660,443	$1.59	3,702,800	$1.63

Options exercisable at end of period	3,562,111	$1.59	3,495,300	$1.65

     The weighted-average fair value of options granted was $0.80 during the nine months ended September 30, 2009.
     The following table summarizes information about stock options outstanding at September 30, 2010:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	3.6 years	$1.15	2,614,668	3.6 years	$1.15
$2.00 — $3.00	649,980	4.8 years	2.33	649,980	4.8 years	2.33
$3.10 — $4.65	255,363	6.0 years	3.40	255,363	6.0 years	3.40
$4.99 — $6.96	28,500	3.3 years	5.47	28,500	3.3 years	5.47
$8.95 — $13.06	8,600	1.0 years	10.57	8,600	1.0 years	10.57
$15.62 — $22.36	5,000	0.3 years	15.63	5,000	0.3 years	15.63

	3,660,443	4.0 years	$1.59	3,562,111	4.0 years	$1.60

     There was no intrinsic value of outstanding options and exercisable options as of September 30, 2010. The intrinsic value of options vested during the nine months ended September 30, 2010 was $0.
     As of September 30, 2010, 384,172 shares were available for grant under the 2005 Plan.
5. Notes Payable and Debt
Notes Payable to Significant Stockholders
     We issued the following unsecured, promissory notes to Robert Gipson during the quarter ended September 30, 2010:

July	$200,000
August	$200,000
September	$950,000

Total	$1,350,000

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
6. Gain on early extinguishment of debt
     Gain on early extinguishment of debt was $6,277,100 for the three months ended September 30, 2010. On September 10, 2010, we entered into a Note Purchase Agreement (the “Agreement”) with Highbridge International LLC (the “Seller”) and Robert Gipson pursuant to which we agreed to purchase from the Seller, effective September 14, 2010, a Convertible Promissory Note issued on May 2, 2007 to the Seller in the principal amount of $5,880,000. The purchase price of $602,700 was payable in immediately available federal funds by us to the Seller. There was no intrinsic value of the conversion feature at the extinguishment date, therefore, we recorded additional interest expense of approximately $48,300 during the three months ended September 30, 2010 related to the unamortized portion of the Highbridge beneficial conversion feature (“BCF”). The gain from the early extinguishment of debt is the difference between the reacquisition (purchase) price of the debt of $602,700 and the carrying value of the debt of $5,880,000 along with accrued interest of $999,800.
     In a related transaction, on September 13, 2010 we issued to Robert L. Gipson (the “Holder”) an unsecured promissory note, pursuant to which we borrowed an aggregate principal amount of $700,000 (the Note”). Interest on the Note shall accrue at the rate of 7% per annum and all principal and accrued interest shall be due and payable on demand of the Holder
7. Related Party Transactions
     As of January 1, 2010 Mr. Mark Pykett, previously our President and Chief Operating Officer, resigned his position with us to assume the role of Chief Executive Officer of Talaris Advisors, LLC. (Talaris). Talaris is a strategic drug development organization focused on providing project management and technical support services for drug candidates in or approaching clinical trials. In addition to Mr. Pykett, Talaris employs senior technical staff employed by us during 2009. We have requested that, pending a partnering transaction covering our Altropane program, Talaris staff be available to ensure that our Altropane development program is properly managed as funding permits. Our arrangement with Talaris resulted in accrual of a monthly estimated fee of approximately $71,000 or approximately 50% of the monthly costs we incurred during 2009 for the same staff. Talaris is free to pursue other clients but we are assured of priority from the Talaris team for our programs. Our Chairman and CEO, Peter Savas, is a director of Talaris. As of May 31, 2010 we determined that we no longer required the services of Talaris. Further, we are in discussions with Talaris regarding the already accrued fees to determine if any adjustment to this accrual is warranted. At September 30, 2010 we had accrued a total of $500,000 to Talaris and these costs were classified as Research and Development expense.
8. Exit Activities
Office Relocation
     In September 2005, we relocated our headquarters to office space in Hopkinton, Massachusetts. In addition, we amended our Lease Agreement (the “Lease Amendment”), dated as of January 28, 2002 by and between us and Brentwood Properties, Inc. (the “Landlord”) relating to our former principal executive offices (the “Premises”) located in Boston, Massachusetts (the “Lease Agreement”). Pursuant to the terms of the Lease Amendment, the Landlord consented to, among other things, the sublease of all rentable square feet of the Premises pursuant to two sublease agreements which run through May 30, 2012, the term of the Lease Agreement. In consideration for the Landlord’s consent, we agreed to increase the security deposit provided for under the Lease Agreement from $250,000 to $388,600 subject to periodic reduction pursuant to a predetermined formula. At September 30, 2010, the security deposit under the Lease Agreement was approximately $88,600.
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
     The activity related to the lease accrual at September 30, 2010, is as follows:

		Cash
		Payments,
		Net of
	Accrual at	Sublease	Accrual at
	December 31, 2009	Receipts 2010	September 30, 2010
Lease Amendment	$147,919	$36,492	$111,427
Short-term portion of lease accrual	51,493		63,511

Long-term portion of lease accrual	$96,426		$47,916

     During the three and nine months ended September 30, 2010, we recorded approximately $4,500 and $15,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations. During the three and nine months ended September 30, 2009, we recorded approximately $6,200 and $19,800, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expenses in the accompanying condensed consolidated statements of operations.

9. Commitments and Contingencies
     We recognize and disclose commitments when we enter into executed contractual obligations with third parties. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
     The Company entered into two license agreements (the “CMCC Licenses”) with Children’s Medical Center Corporation (also known as Children’s Hospital Boston) (“CMCC”) to acquire the exclusive worldwide rights to certain axon regeneration technologies and to replace the Company’s former axon regeneration licenses with CMCC. The CMCC Licenses provided for future milestone payments of up to an aggregate of approximately $425,000 for each product candidate upon achievement of certain regulatory milestones. On May 11, 2010, the Company was notified by CMCC of the termination of these license agreements as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At September 30, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Resource constraints prevented us from paying the overdue amounts as required by the licenses during the cure periods thus, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
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
10. Income taxes
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
11. Fair Value Measurements
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
     The following tables set forth our financial assets that were measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009, by level within the fair value hierarchy. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis during the nine months ended September 30, 2010 or the year ended December 31, 2009. Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. We did not have any transfers between Level 1 and Level 2 measurements during the nine months ended September 30, 2010.

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
Description	2010	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and money market funds — current assets	$133,526	$133,526	$—	$—
Money market funds — long term assets	$115,598	$115,598	$—	$—

Total	$249,124	$249,124	$—	$—

		Fair Value Measurement at Reporting Date Using
		Quoted Prices in	Significant
	Carrying Value	Active Markets	Other	Significant
	at	for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
Description	2009	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash equivalents and money market funds — current assets	$314,964	$314,964	$—	$—
Money market funds — long term assets	$115,720	$115,720	$—	$—

Total	$430,684	$430,684	$—	$—

     Money market funds are measured at fair value using quoted market prices and are classified within Level 1 of the valuation hierarchy.
     It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.20 as of September 30, 2010.
12. New Accounting Pronouncements
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
13. Subsequent Events
     In October, 2010 we borrowed the principal sum of $165,000 from Robert Gipson. From November 1, 2010 through the filing date of this report, we borrowed the principal sum of $250,000 from Robert Gipson. Both amounts are secured by demand promissory notes issued to Mr. Gipson that bear interest at the rate of 7% per annum.

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
     At September 30, 2010, we were considered a “development stage enterprise” as defined in ASC 915, Development Stage Entities (“ASC 915”) (formerly SFAS No. 7, Accounting and Reporting by Development Stage Enterprises ), and will continue to be so until we commence commercial operations. The development stage is from October 16, 1992 (inception) through September 30, 2010.
     As of September 30, 2010, we have experienced total net losses since inception of approximately $202,638,000, stockholders’ deficit of approximately $46,379,000 and a net working capital deficit of approximately $8,121,000. The cash and cash equivalents available at September 30, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At November 5, 2010, we had cash and cash equivalents of approximately $250,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into December, 2010. We must immediately raise additional funds in order to continue operations and to fund the approximately $34 million of investment required to complete the Altropane clinical development program. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
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
     Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At September 30, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
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
Research and Development
     Following is information on the direct research and development costs incurred on our principal scientific technology programs currently under development. These amounts do not include research and development employee and related overhead costs which total approximately $30,523,000 on a cumulative basis.

			From Inception
	For the Three	For the Nine	(October 16, 1992)
	Months Ended	Months Ended	to
Program	September 30, 2010	September 30, 2010	September 30, 2010
Molecular imaging	$110,000	$780,000	$27,910,000
Regenerative therapeutics	$(21,000)	$3,000	$28,923,000
Neurodegenerative disease	$—	$20,000	$1,151,000

          As of January 1, 2010 Mr. Mark Pykett, previously our President and Chief Operating Officer, resigned his position with us to assume the role of Chief Executive Officer of Talaris Advisors, LLC. (Talaris). Talaris is a strategic drug development organization focused on providing project management and technical support services for drug candidates in or approaching clinical trials. In addition to Mr. Pykett, Talaris employs senior technical staff employed by us during 2009. We have requested that, pending a partnering transaction covering our Altropane program, Talaris staff be available to ensure that our Altropane development program is properly managed as funding permits. Our arrangement with Talaris resulted in accrual of a monthly estimated fee of approximately $71,000 or approximately 50% of the monthly costs we incurred during 2009 for the same staff. Talaris is free to pursue other clients but we are assured of priority from the Talaris team for our programs. Our Chairman and CEO, Peter Savas, is a director of Talaris. As of May 31, 2010 we determined that we no longer required the services of Talaris. Further, we are in discussions with Talaris regarding the already accrued fees to determine if any adjustment to this accrual is warranted. At September 30, 2010 we had accrued a total of $500,000 to Talaris and these costs were classified as Research and Development expense.
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
Going Concern Basis of Accounting
     The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of September 30, 2010, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Results of Operations
Three Months Ended September 30, 2010 and 2009
     Our net income was $4,833,151 during the three months ended September 30, 2010 as compared with a net loss of $2,060,300 during the three months ended September 30, 2009. Net income totaled $0.15 per share for the 2010 period as compared to a net loss of $0.09 per share for the 2009 period. Net income of $4,833,151 during the three months ended September 30, 2010 was attributable to the transaction covered by the Note Purchase Agreement dated September 10, 2010 which resulted in the recording of a gain on the early extinguishment of debt of $6,277,100 that was offset by an operating loss of $733, 665 and interest expense of $710,732.
     Research and development expenses were $95,745 during the three months ended September 30, 2010 as compared with $720,505 during the three months ended September 30, 2009. The decrease of 624,760, or 87% for the three months ended September 30, 2010, was attributable to our decision in 2009 to scale back operations which resulted in lower compensation and related costs of approximately $619,000 related to reduced headcount .
     General and administrative expenses were $637,920 during the three months ended September 30, 2010 as compared with $705,904 during the three months ended September 30, 2009. The decrease of $67,984, or 9% for the three months ended September 30, 2010, was primarily attributable to (i) lower legal costs of approximately $197,000; (ii) lower stock-compensation expense of $51,000; and (iii) a reduction of $43,000 in directors’ fees as a result of the January 2010 resignation of four board members. The decrease was partially offset by an increase of $75,000 in occupancy expense now being allocated to general and administrative expense and a net increase in compensation and related costs of $113,000 as a result of a one-time adjustment to compensation expense related to the settlement of a contract dispute with a former executive officer of the Company.
     Interest expense was $710,732 during the three months ended September 30, 2010 as compared with $634,679 during the three months ended September 30, 2009. The increase of $76,053, or 12% for the three months ended September 30, 2010, was attributable to the issuance of a $350,000 promissory note in December 2009 and the issuance of $2,735,000 in promissory notes during the nine months ended September 30, 2010. The Notes all bear interest at the rate of 7% per annum. In connection with the early extinguishment of debt, we recorded approximately $48,300 in additional interest expense during the three months ended September 30, 2010 related to the unamortized portion of the Highbridge beneficial conversion feature.
     Investment income was $448 during the three months ended September 30, 2010 as compared with $788 during the three months ended September 30, 2009. The decrease in the 2010 period was primarily due to lower average cash and cash equivalent balances during the 2010 period.
Nine Months Ended September 30, 2010 and 2009
     Our net income was $1,330,394 during the nine months ended September 30, 2010 as compared with a net loss of $9,022,736 during the nine months ended September 30, 2009. Net income totaled $0.04 per share for the 2010 period as compared to a net loss of $0.39 per share for the 2009 period. Net income of $1,330,394 during the nine months ended September 30, 2010 was attributable to the Note Purchase Agreement dated September 10, 2010 which resulted in the recording of a gain on the early extinguishment of debt of $6,277,100 that was offset by an operating loss of $2,898,137 and interest expense of $2,050,098.
     Research and development expenses were $776,977 during the nine months ended September 30, 2010 as compared with $3,441,041 during the nine months ended September 30, 2009. The decrease of $2,664,064, or 77% for the nine months ended September 30, 2010, was primarily attributable to our 2009 decision to scale back operations specifically resulting in (i) lower costs of approximately $304,000 associated with our nerve repair program, offset by an increase in Altropane spending of $154,000 (ii) lower compensation and related costs of approximately $2,066,000 primarily related to lower headcount and (iii) and lower stock-compensation expense of $448,000.
     General and administrative expenses were $2,121,160 during the nine months ended September 30, 2010 as compared with $3,768,972 during the nine months ended September 30, 2009. The decrease of $1,647,811, or 44% for the nine months ended September 30, 2010, was primarily related to (i) lower compensation and related costs of approximately $525,000 which resulted from additional reductions in headcount (ii) lower stock-compensation expense of $723,000; and (iii) lower legal costs of approximately $590,000 and a reduction of $153,000 in directors’ fees as a result of the January 2010 resignation of four board members. The decrease was partially offset due to an increase of $221,000 in occupancy expenses now being allocated to general and administrative expense and a net increase in temporary and consulting services of $168,000.
     Other income was $0 during the nine months ended September 30, 2010 as compared with $65,000 during the nine months ended September 30, 2009. The amount recorded during the 2009 period represents the gain on sale of Cethrin drug substance to a vendor for said vendor to use in additional research.
     Interest expense was $2,050,098 during the nine months ended September 30, 2010 as compared with $1,883,730 during the nine months ended September 30, 2009. The increase of $166,368 or 9% for the nine months ended September 30, 2010, was attributable to the issuance of a $350,000 promissory note in December 2009 and the issuance of $2,735,000 in promissory notes during the nine months ended September 30, 2010. The Notes all bear interest at the rate of 7% per annum. In connection with the early extinguishment of debt, we recorded approximately $48,300 in additional interest expense during the three months ended September 30, 2010 related to the unamortized portion of the Highbridge beneficial conversion feature.
     Investment income was $1,529 during the nine months ended September 30, 2010 as compared with $6,007 during the nine months ended September 30, 2009. The decrease in the 2010 period was primarily due to lower average cash and cash equivalent balances during the 2010 period.
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
     Net cash used for operating activities was $2,345,726 during the nine months ended September 30, 2010 as compared to $6,814,358 during the nine months ended September 30, 2009. The decrease in cash used during the 2010 period is primarily related to lower overall spending on staff and related overhead costs..

Net cash provided by investing activities totaled $31,988 during the nine months ended September 30, 2010 as compared to $60,751 during the nine months ended September 30, 2009. The decrease in cash provided by investing activities is primarily related to the scheduled partial refunds of security deposits. Net cash provided by financing activities totaled $2,132,300 during the nine months ended September 30, 2010 as compared to $6,874,812 during the nine months ended September 30, 2009. The decrease during the 2010 period primarily reflects the lack of funding from the issuance of additional common or preferred stock and our reliance for funding from one lead investor.
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
     A summary of financings completed between October 2006 and September 30, 2010 is as follows:

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
September 2010	$0.9 million	Promissory Note
August 2010	$0.2 million	Promissory Note
July 2010	$0.2 million	Promissory Note
June 2010	$0.2 million	Promissory Note
May 2010	$0.2 million	Promissory Note
April 2010	$0.2 million	Promissory Note
March 2010	$0.3 million	Promissory Note
February 2010	$0.2 million	Promissory Note
January 2010	$0.3 million	Promissory Note
December 2009	$0.3 million	Promissory Note
November 2009	$1.0 million	Common Stock
September 2009	$0.7 million	Convertible Preferred Stock
August 2009	$0.6 million	Convertible Preferred Stock
July 2009	$0.6 million	Convertible Preferred Stock

Securities or Debt
Date	Net Proceeds Raised	Instrument Issued
June 2009	$0.5 million	Convertible Preferred Stock
May 2009	$1.0 million	Convertible Preferred Stock
April 2009	$0.5 million	Convertible Preferred Stock
March 2009	$1.0 million	Convertible Preferred Stock
February 2009	$0.2 million	Common Stock
February 2009	$1.0 million	Promissory Notes
January 2009	$1.0 million	Common Stock
November 2008	$1.0 million	Common Stock
June 2008	$5.0 million	Convertible Promissory Notes
March 2008	$5.0 million	Convertible Promissory Notes
August 2007	$10.0 million	Convertible Promissory Notes
May 2007	$6.0 million	Convertible Promissory Notes
March 2007	$9.0 million	Convertible Promissory Notes
February 2007	$2.0 million	Convertible Promissory Notes(1)
October 2006	$6.0 million	Convertible Promissory Notes(1)

(1)	Converted to shares of our common stock in June 2007.
     During the nine months ended September 30, 2010, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
     In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
     As of September 30, 2010, we have experienced total net losses since inception of approximately $202,638,000, stockholders’ deficit of approximately $46,379,000 and a net working capital deficit of approximately $8,121,000. The cash and cash equivalents available at September 30, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At November 5, 2010, we had cash and cash equivalents of approximately $250,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into December 2010.
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
     We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the nine months ended September 30, 2010.

Item 4T	— Controls and Procedures
     Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: November 12, 2010	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 12, 2010	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)