Form 10-K
period 2010-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2011-03-31
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     Based on the last sales price of the registrant’s Common Stock as reported on the Pink Sheets OTC Market on December 31, 2010 (the last business day of our most recently completed fiscal quarter), the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $1,289,729.
     As of March 21, 2011, there were 26,785,645 shares of the registrant’s Common Stock issued and outstanding.

PART I
Item 1. Business.
Overview
We are a biotechnology company focused on the development of diagnostic and therapeutic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidates are based on the following proprietary technology platform:
•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

•	Regenerative therapeutics program primarily focused on nerve repair in patients who have had significant loss of CNS function resulting from CNS trauma.
At December 31, 2010, we were considered a “development stage enterprise” as defined in Accounting Standards Codification (ASC) 915-10. “Development Stage Entities” and will continue to be so until we commence commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through December 31, 2010.
As of December 31, 2010, we have experienced total net losses since inception of approximately $203,456,000, stockholders’ deficit of approximately $47,286,000 and a net working capital deficit of approximately $42,079,000. The cash and cash equivalents available at December 31, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 21, 2011, we had cash and cash equivalents of approximately $100,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into April, 2011.
In order to continue as a going concern and fund the approximately $30 million of investment required to complete the Altropane U.S. clinical trial program, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and has adversely impacted our stock price and the liquidity of our common stock. Our ability to advance our clinical programs, including the development of Altropane, is affected by the availability of financial resources. Financial considerations have caused us to suspend planned development activities for our clinical and preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for Altropane.
We were organized in 1992 and are incorporated in Delaware. Our principal executive offices are located at 239 South Street, Hopkinton, Massachusetts 01748, and our telephone number is (508) 497-2360. In this Annual Report on Form 10-K, the terms “Alseres Pharmaceuticals”, the “Company”, “we”, “us” and “our” include Alseres Pharmaceuticals, Inc. and its subsidiaries. The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K: Alseres ® , Altropane ® , and Fluoratec tm . Other trademarks used in this Annual Report on Form 10-K are the property of their respective owners.

Product Development — Molecular Imaging Program
Altropane Molecular Imaging Agent
The Altropane molecular imaging agent is being developed for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. In July 2007, we completed enrollment in a clinical study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit an NDA for Altropane in the U.S. will be approximately $30 million. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to potential partners and investors. To maximize the value of our molecular imaging program, we are focusing on obtaining the funding necessary to execute the Altropane Phase III registration program. We are pursuing the capital necessary to enable us to advance the Altropane program through our own means. In parallel, we are seeking to partner our molecular imaging program with a firm or firms with the resources necessary for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, and for the launch and commercialization of Altropane. During 2010 we engaged in numerous discussions with potential development and commercialization partners for Altropane with no term sheets resulting from those discussions. Late in 2010 and early this year, a number of events occurred which have stimulated new interest in the Altropane program by potential partners. These included the purchase of Avid Radiopharmaceuticals by Eli Lilly for up to $800 million, the US approval of GE’s DaTscan product, a favorable FDA Advisory Panel review of Avid’s imaging product and EU guidance recommending imaging as first line diagnosis in dementias. We believe that these events could assist with our partnering efforts for Altropane. We can provide no assurances that a partnership transaction will occur. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us. All of these activities require additional funding not presently available and as such have been suspended. There can be no assurance that the required funding to advance the Altropane program will be available on acceptable terms if at all.
The Altropane molecular imaging agent is a radiolabeled imaging agent that contains the radioactive element iodine isotope 123 I and binds with extremely high affinity and specificity to the dopamine transporter, or DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. We believe that the amount of Altropane taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing neurons, death of these neurons results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when Altropane is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This decrease in Altropane binding in patients with PD is the theoretical basis for using Altropane imaging as a diagnostic test for PS, including PD.

Altropane is administered by intravenous injection. Since Altropane contains radioactive 123 I, it can be used as a nuclear imaging agent that can be detected using a specialized nuclear medicine instrument known as a Single Photon Emission Computed Tomography, or SPECT, camera. The strength of the SPECT signal generated by Altropane is proportional to the number of DATs present and produces images that distinguish PS and non-PS patients. SPECT cameras are widely available in both community and academic medical centers. The scanning procedure using Altropane takes less than one hour to complete. Results of these tests are usually available the same day as the scanning procedure.
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
Market Opportunity
It has been estimated that approximately 180,000 individuals in the United States per year present to their physician with new, undiagnosed cases of PD and ET, and are therefore candidates for a scan using the Altropane molecular imaging agent to diagnose or rule out early PS. It has also been estimated by the National Institute of Neurological Disorders and Stroke and the National Parkinson’s Foundation that the number of people in the United States with PD is between 500,000 and 1,500,000. It has been estimated by the Tremor Action Network that there are approximately 10,000,000 people in the United States with ET. In addition, a study done by the World Health Organization claims that approximately 2,000,000 individuals suffer from PD in Europe. We expect the number of individuals affected by PD to grow substantially as people continue to live longer and the overall population ages.

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
Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At December 31, 2010 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
Research and Development
We rely on licensing from third parties as our source for new technologies and product candidates. Research and development expenses were approximately $465,000 and $3.7 million for the years ended December 31, 2010 and 2009, respectively.
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

Competition
To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD and DLB, DaTSCAN ® . GE Healthcare has obtained marketing approval in Europe. In January, 2011, GE Healthcare obtained approval to market DaTSCAN in the U.S. as well. GE Healthcare has significantly greater infrastructure and financial resources than us. Marketing approval s in the US and Europe combined with their established market presence, and greater financial strength could position GE to make it difficult for us to successfully market Altropane if it is approved for sale.
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
MDS, Inc., (previously MDS Nordion, Inc.), a Canadian corporation and well-recognized manufacturer of 123 I and nuclear medicine labeled imaging agents, has supplied Altropane to us since 2001. We are highly dependent upon MDS Nordion. Under the terms of our agreement, which expired on December 31, 2010, MDS Nordion manufactured the Altropane molecular imaging agent for our clinical trials in exchange for minimum monthly cash payments. We do not presently have arrangements with any other suppliers in the event that MDS Nordion is unable or unwilling to manufacture Altropane for us. We could encounter a significant delay before another supplier could manufacture Altropane for us due to the time required to establish a cGMP manufacturing process for Altropane. We hope to enter into a new agreement with MDS but there can be no assurance that we will be able to or that the terms will be acceptable. We do not have a manufacturing agreement relating to the commercial production of Altropane with MDS or any other manufacturer. We can provide no assurances that such an agreement will be executed on acceptable terms or that if we are unable to satisfy our monthly minimum payment obligations to MDS that our existing agreement will remain in force.
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

Employees
As of December 31, 2010, we employed 4 full-time employees. None of our employees are covered by a collective bargaining agreement.
Other Information
We are subject to the informational requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, accordingly, file reports, proxy statements and other information with the Securities and Exchange Commission. Such reports, proxy statements and other information can be read and copied at the public reference facilities maintained by the Securities and Exchange Commission at the Public Reference Room, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Information regarding the operation of the Public Reference Room may be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains a web site (http://www.sec.gov) that contains material regarding issuers that file electronically with the Securities and Exchange Commission.
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
Risks Related to our Financial Results and Need for Additional Financing
WE ARE A DEVELOPMENT STAGE COMPANY. WE HAVE INCURRED LOSSES FROM OUR OPERATIONS SINCE INCEPTION AND ANTICIPATE LOSSES FOR THE FORESEEABLE FUTURE. WE WILL NOT BE ABLE TO ACHIEVE PROFITABILITY UNLESS WE OBTAIN REGULATORY APPROVAL AND MARKET ACCEPTANCE OF OUR PRODUCT CANDIDATES. WE WILL NEED SUBSTANTIAL ADDITIONAL FUNDING IN ORDER TO CONTINUE OUR BUSINESS AND OPERATIONS. IF WE ARE UNABLE TO SECURE SUCH FUNDING ON ACCEPTABLE TERMS, WE WILL NEED TO CEASE OPERATIONS, SIGNIFICANTLY REDUCE, DELAY OR CEASE ONE OR MORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, OR SURRENDER RIGHTS TO SOME OR ALL OF OUR TECHNOLOGIES. IF WE VIOLATE A DEBT COVENANT OR DEFAULT UNDER OUR DEBT AGREEMENTS, WE MAY NEED TO CEASE OPERATIONS OR REDUCE, CEASE OR DELAY ONE ORMORE OF OUR RESEARCH OR DEVELOPMENT PROGRAMS, ADJUST OUR CURRENT BUSINESS PLAN AND MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN.

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
As of December 31, 2010, we have experienced total net losses since inception of approximately $203,456,000, stockholders’ deficit of approximately $47,286,000 and a net working capital deficit of approximately $42,079,000. The cash and cash equivalents available at December 31, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 21, 2011, we had cash and cash equivalents of approximately $100,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into April, 2011.
In order to continue as a going concern and fund the approximately $30 million of investment required to complete the Altropane U.S. clinical trial program, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and has adversely impacted our stock price and the liquidity of our common stock. Our ability to advance our clinical programs, including the development of Altropane, is affected by the availability of financial resources. Financial considerations have caused us to suspend planned development activities for our clinical and preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for Altropane.

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
Even if our drug candidates are successfully developed, our success and growth will also depend upon the acceptance of these product candidates by physicians and third-party payors. Acceptance of our product development candidates will be a function of our products being clinically useful, being cost effective and demonstrating superior diagnostic or therapeutic effect with an acceptable side effect profile as compared to existing or future treatments. In addition, even if our products achieve market acceptance, we may not be able to maintain that market acceptance over time. Factors that we believe will materially affect market acceptance of our product candidates under development include:
•	The timing of our receipt of any marketing approvals, the terms of any approval and the countries in which approvals are obtained;

•	The safety, efficacy and ease of administration of our products;

•	The competitive pricing of our products;

•	The success of our education and marketing programs;

•	The sales and marketing efforts of competitors; and

•	The availability and amount of government and third-party reimbursement.
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
We have entered into license agreements with Harvard University and its affiliated hospitals, or Harvard and its Affiliates, that give us rights to intellectual property that is necessary for our business. These license arrangements impose various development, royalty and other obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.
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
IF WE ARE UNABLE TO MAINTAIN OUR KEY WORKING RELATIONSHIPS WITH OUR LICENSORS, INCLUDING HARVARD AND ITS AFFILIATES, WE MAY NOT BE SUCCESSFUL SINCE SUBSTANTIALLY ALL OF OUR CURRENT TECHNOLOGIES WERE LICENSED FROM SUCH LICENSORS.
We maintain relationships with our licensors, Harvard and its Affiliates. Substantially all of our technologies are licensed from these licensors. Under the terms of our license agreements with Harvard and its Affiliates, we acquired the exclusive, worldwide license to make, use, and sell the technology covered by each respective agreement
Generally, each of these license agreements is effective until the last patent licensed relating to the technology expires or a fixed and determined date. The patents on the Altropane molecular imaging agent expire beginning in 2013.
Our license agreements with Harvard and its Affiliates generally provide for royalty payments equal to specified percentages of product sales, annual license maintenance fees and continuing patent prosecution costs. Universities and other not-for-profit research institutions are becoming increasingly aware of the commercial value of their findings and are becoming more active in seeking patent protection and licensing arrangements to collect royalties for the use of technology that they have developed. The loss of our relationship with our key licensor could adversely affect our ongoing development programs and could make it more costly and difficult for us to obtain the licensing rights to new scientific discoveries.
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

To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD and DLB, DaTSCAN ® . GE Healthcare has obtained marketing approval in Europe. In January, 2011, GE Healthcare obtained approval to market DaTSCAN in the U.S. as well. GE Healthcare has significantly greater infrastructure and financial resources than us. Marketing approval s in the US and Europe combined with their established market presence, and greater financial strength could position GE to make it difficult for us to successfully market Altropane if it is approved for sale.
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
A number of legislative and regulatory proposals to change the healthcare system in the United States and other major healthcare markets have been passed or proposed in recent years including but not limited to the major reform of the US healthcare system passed by the United States congress in 2010. It is unclear today what effect the rules and regulations anticipated as a result of this new legislation will have on our business, our ability to promote and sell Altropane and our ability to obtain appropriate reimbursement for our product candidates. In addition, ongoing initiatives in the United States have exerted and will continue to exert pressure on drug pricing. In some foreign countries, particularly countries of the European Union, the pricing of prescription pharmaceuticals is subject to governmental control. Significant changes in the healthcare system in the United States or elsewhere, including changes resulting from the implementation of the Medicare prescription drug coverage legislation and adverse trends in third-party reimbursement programs, could limit our ability to raise capital and successfully commercialize our product candidates.
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

Item 3.	Legal Proceedings.
We are subject to legal proceedings in the normal course of business. We are not currently a party to any material legal proceedings.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.
Market Information
Our common stock trades on the Pink Sheets OTC Market under the symbol ALSE.PK. Prior to May 8, 2009, our common stock was traded on the NASDAQ Capital Market under the symbol ALSE.
The following table sets forth the high and low per share sales prices for our common stock for each of the quarters in the period beginning January 1, 2009 through December 31, 2010 as reported on the Pink Sheets OTC Market or the NASDAQ Capital Market.

Quarter Ended	High	Low
March 31, 2009	$1.88	$0.49
June 30, 2009	$1.18	$0.55
September 30, 2009	$1.01	$0.51
December 31, 2009	$0.75	$0.19
March 31, 2010	$0.40	$0.20
June 30, 2010	$0.39	$0.18
September 30, 2010	$0.30	$0.18
December 31, 2010	$0.35	$0.12
As of March 21, 2011, there were approximately 2,800 holders of record of our common stock. As of March 21, 2011, there were approximately 8,100 beneficial holders of our common stock.
We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data.
Not required.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors.”
Overview
We are a biotechnology company focused on the development of therapeutic and diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical and preclinical product candidate is based on a proprietary technology platform:
•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB.
As of December 31, 2010, we have experienced total net losses since inception of approximately $203,456,000, stockholders’ deficit of approximately $47,286,000 and a net working capital deficit of approximately $42,079,000. The cash and cash equivalents available at December 31, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 21, 2011, we had cash and cash equivalents of approximately $100,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April, 2011. We must immediately raise additional funds in order to continue operations and to fund the estimated $30 million of development costs related to the Altropane POET-2 program. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
Product Development-Molecular Imaging Program
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
Results of Operations
Years Ended December 31, 2010 and 2009
Our net income was $512,419 during the year ended December 31, 2010 as compared with a net loss of $10,776,937 during the year ended December 31, 2009. Net income totaled $0.01 per share during 2010 as compared with a net loss of $0.46 per share during 2009. The decrease in net loss in 2010 was primarily attributable to the transaction covered by the Note Purchase Agreement dated September 10, 2010 which resulted in the recording of a gain on the early extinguishment of debt of $6,277,100 (Note 6).
Research and development expenses were $465,449 during the year ended December 31, 2010 as compared with $3,702,781 during the year ended December 31, 2009. The decrease of $3,237,332, or 87% in 2010 was attributable to our decision in 2009 to scale back operations which resulted in lower compensation and related costs of approximately $2,482,000 and a reduction of $448,000 in stock compensation expense.

General and administrative expenses were $2,657,488 during the year ended December 31, 2010 as compared with $4,623,201 during the year ended December 31, 2009. The decrease of $1,965,713 or 43% in 2010 was primarily related to lower compensation and related costs of approximately $608,000 which resulted from additional reductions in headcount, lower stock-compensation expense of $764,000, lower legal costs of approximately $666,000 and a reduction of $220,000 in directors’ fees as a result of the January 2010 restructuring of our board of directors resulting in the elimination of four board seats. The decrease was partially offset due to an increase of $282,000 in occupancy expenses now being allocated to general and administrative expense and a net increase in temporary and consulting services of $70,000.
Interest expense totaled $2,643,630 during the year ended December 31, 2010 as compared to $2,523,095 during the year ended December 31, 2009. The net increase of $120,535 in the 2010 period was primarily attributable to the issuance of a $350,000 promissory note in December 2009 and the issuance of $3,310,000 in promissory notes during the twelve months ended December 31, 2010. The notes all bear interest at the rate of 7% per annum.
Investment income was $1,886 during the year ended December 31, 2010 as compared with investment income of $7,140 during the year ended December 31, 2009. The decrease in 2010 was attributable to lower cash and cash equivalent balances in 2010 than in 2009.
Liquidity and Capital Resources
Net cash used for operating activities totaled $2,950,667 in 2010 as compared to $8,060,298 in 2009. The decrease in cash used during the 2010 period reflects our continued efforts to lower overall spending on staff and related overhead costs. Net cash provided by investing activities totaled $35,017 in 2010 as compared to cash provided by investing activities of $76,476 in 2009. The change in investing activities reflects the scheduled refund of security deposits held by our landlord on the Boston leased property. Net cash provided by financing activities totaled $2,699,200 in 2010 as compared to $8,224,812 in 2009. The decrease in 2010 primarily reflects the lack of funding from the issuance of additional common or preferred stock and our continued reliance for funding from one lead investor in 2010.
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
A summary of financings completed through December 31, 2010 can be found in Note 5 of these Consolidated Financial Statements. A summary of financing activities through March 21, 2011 can be found in Item 9B Other Information.
In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies. At March 21, 2011, we had cash and cash equivalents of approximately $100,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into April, 2011.

Impact of Recently Issued Accounting Pronouncements
See Note 1 to the Notes to Consolidated Financial Statements — “Recent Accounting Pronouncements.
Off-Balance Sheet Arrangements
We had no “off balance sheet arrangements” (as defined in Item 303(a)(4) of Regulation S-K) during the year ended December 31, 2010.
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

Item 7A.	Quantitative Qualitative Disclosures About Market Risk
Not required.

Item 8.	Financial Statements and Supplementary Data.
The information required by Item 8 is included on pages 31 - 49.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A.	Controls and Procedures.
As of the end of the period covered by this annual report on Form 10-K, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms, and that such information is accumulated and communicated to our management, including our certifying officer, to allow timely decisions regarding the required disclosure.
Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective for the year ended December 31, 2010. This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that call for the Company to provide only management’s report in this annual report.
Changes in internal controls over financial reporting
There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
In each of January, February and March 2011 the Company issued Promissory Notes to Mr. Robert Gipson totaling $600,000. The Notes bear interest at 7% per annum and are due and payable on demand.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
At December 31, 2010 our Board of Directors (the “Board”) consisted of three directors.

		First Year Elected
Name	Age	as a Director	Position(s) with the Company (6)

Peter G. Savas	62	2004	Chairman of the Board of Directors, Chief Executive Officer and Director
Michael J. Mullen, CPA	52	2004	Director
William Guinness	71	2006	Director
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
Michael J. Mullen, C.P.A. Mr. Mullen has been a member of our Board since June 2004. Mr. Mullen is currently an independent consultant. From December 2009 to June 2010, Mr Mullen was Interim Chief Financial Officer of Valeritas, Inc., a medical technology company. From July 2006 to October 2009, Mr. Mullen was the Chief Financial Officer of Magellan Biosciences, Inc., a clinical diagnostics company From March 2006 to July 2006, Mr. Mullen was an independent consultant. From February 2003 to March 2006, Mr. Mullen was the Chief Financial Officer of JMH Capital, a private equity firm..
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

Executive Officers	Position	In Current Position Since

Peter G. Savas	Chairman of the Board of Directors and Chief Executive Officer	September 2004

Kenneth L. Rice, Jr., JD, LLM, MBA	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary	September 2005 (Executive Vice President, Finance and Administration and Chief Financial Officer since July 2005)

Kenneth L. Rice, Jr., J.D., LL.M., MBA. Mr. Rice was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in July 2005. Mr. Rice was appointed Secretary in September 2005. In June 2005, Mr. Rice served as a part-time consultant to the Company. From April 2001 to June 2005, Mr. Rice served as Vice President, Chief Financial Officer, Chief Commercial Officer and Secretary of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company.
No family relationships exist between any of our executive officers and our directors. Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified.
Audit Committee
Our Board has a standing Audit Committee that currently consists of Messrs. Mullen and Guinness. Our Board has determined that each of the members of the Audit Committee are independent as defined under the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Mullen is an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K.

Item 11.	Executive Compensation

				Other
Name and Principal Position	Year	Salary	Option Awards(1)	Compensation (2)	Total
Peter G. Savas	2010	$401,625	$—	$3,258	$404,883
Chairman and CEO (3)	2009	$408,085	$334,373	$8,688	$751,146

Kenneth L. Rice, Jr., JD, LLM, MBA	2010	$267,750	$—	$—	$267,750
Executive Vice President and Chief Financial Officer	2009	$267,750	$184,828	$—	$452,578

(1)	Valuation based on the dollar amount recognized for financial statement reporting purposes pursuant to FASB ASC Topic 820 with respect to fiscal 2009, except that (i) such amounts do not reflect an estimate of forfeitures related to service-based vesting conditions and (ii) the amounts reported in these columns reflect additional expense, if any, resulting from the requirements of the SEC to report option grants made prior to 2009 using the modified prospective transition method pursuant to FASB ASC Topic 820. The assumptions used by us with respect to the valuation of option grants are set forth in Note 8.

(2)	Other Compensation includes disability insurance for 2010 and 2009.

(3)	Mr. Savas is also a member of our board of directors, but does not receive any additional compensation in his capacity as a director.
Outstanding Equity Awards
Outstanding option awards held by our Named Executive Officers as of December 31, 2010:

	Number of Securities		Option
	Underlying Unexercised		Exercise	Option
	Options Exercisable		Price ($)	Expiration Date

Peter G. Savas	200,000	(1)	$2.31	3/11/2015
	950,000	(2)	$1.15	1/31/2014

Kenneth L. Rice, Jr., JD, LLM, MBA	375,000	(2)	$1.15	1/31/2014

(1)	The options are 33% exercisable initially; and thereafter vest in 36 equal installments

(2)	The options are fully vested and exercisable at any time.

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
Compensation of Directors
In 2010, our non-employee directors consisted of Michael J. Mullen and William Guinness. Their compensation included an annual retainer of $25,000 and a $2,500 fee per meeting attended. Fees earned in 2010 but unpaid for these two directors totaled $75,000. Fees earned for 2009 and a portion of 2008 for these two directors and 4 former directors totaled approximately $445,000 and have not been paid as of March 31, 2011.
As of December 31, 2010, the number of shares underlying options held by Michael J. Mullen and William Guinness was 125,417 and 80,000, respectively.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters
Security Ownership
The following table sets forth information, as of December 31, 2010, regarding the beneficial ownership of our common stock by:
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

5% Beneficial Owners of Common Stock:	Amount of	Percent of
Name and Address	Beneficial Ownership	Class (2)
Robert L. Gipson (3) c/o Ingalls & Snyder LLC, 61 Broadway, New York, NY 10006	21,692,226	49.2
Thomas L. Gipson (4) c/o Ingalls & Snyder LLC, 61 Broadway, New York, NY 10006	6,612,504	15.0
Ingalls & Snyder Value Partners, LP (5) 61 Broadway, New York, NY 10006	7,568,341	17.2
Ingalls & Snyder LLC (6) 61 Broadway, New York, NY 10006	2,891,674	6.6
Arthur Koenig (7) c/o Duferco Steel Inc., Matawan Rd., Suite 400, Matawan, NJ 07747	3,561,500	8.1

	Amount of
	Beneficial	Percent of
Directors and Named Executive Officers:	Ownership	Class (2)
Peter G. Savas (8) Chairman of the Board and Chief Executive Officer	1,161,212	2.6
Kenneth L. Rice, Jr., JD, LLM, MBA (9) Executive Vice President Finance and Administration, Chief Financial Officer and Secretary	379,485	*
Michael J. Mullen, CPA (10) Director	117,084	*
William Guinness (11) Director	71,667	*
All directors and executive officers as a group (4 persons)	1,729,448	3.9

Represents less than 1% of the outstanding shares.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage ownership for each holder is based on 26,785,645 shares of common stock outstanding on December 31, 2010, plus common stock issuable upon conversion of any outstanding convertible promissory notes, Series F Convertible Preferred Stock, and any common stock equivalents and presently exercisable stock options or warrants held by each such holder.

(3)	Information is based on a Schedule 13 G/A filed on November 29, 2010 with the SEC. Consists of (i) 10,836,004 shares of common stock currently issued and outstanding, (adjusted for the December 2010 sale of 270,000 shares) (ii) 4,900,000 shares of common stock into which 196,000 shares of Series F Convertible Preferred Stock, $0.01 par value per share, (iii) 5,956,222 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $14,890,556 were convertible as of December 31, 2010. As of December 31, 2010, Mr. Gipson held 100% of the issued and outstanding Series F Preferred.

(4)	Information is based on a Schedule 13 G/A filed on January 8, 2010 with the SEC. Consists of (i) 5,186,004 shares of common stock currently issued and outstanding and (ii) 1,426,500 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $3,566,250 were convertible as of December 31, 2010.

(5)	Information is based on a Schedule 13 G/A filed on February 9, 2011with the SEC. Consists of (i) 2,891,674 shares of common stock currently issued and outstanding and (ii) 4,676,667 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $11,691,668 were convertible as of December 31, 2010.

(6)	Information is based on a Schedule 13G/A filed February 10, 2011 with the SEC. Ingalls & Snyder LLC beneficially owns 2,891,674 shares of common stock and has shared power to dispose or direct the disposition of 2,891,674 shares. Securities reported under shared dispositive power include securities owned by clients of Ingalls & Snyder LLC, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts. Such clients include Ingalls & Snyder Value Partners, LP.

(7)	Information is based on a Schedule 13G/A filed February 9, 2011 with the SEC. Consists of 2,135,000 shares of our common stock currently issued and outstanding and (ii) 1,426.500 shares of common stock into which our promissory notes in the aggregate principal and interest amount of $3,566,250 were convertible as of December 31, 2010.

(8)	Includes 11,212 shares of common stock owned outright and 1,150,000 shares of common stock issuable upon exercise of options.

(9)	Includes 4,485 shares of common stock owned outright and 375,000 shares of common stock issuable upon exercise of options.

(10)	Consists of 117,084 shares of common stock issuable upon exercise of options and 200 shares of common stock held by a revocable trust of which Mr. Mullen is the trustee.

(11)	Consists of 71,667 shares of common stock issuable upon exercise of options.

(12)	See notes 8 through 11.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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
For information regarding related party transactions see Note 12 of these Consolidated Financial Statements. For information relating to our employment and severance arrangements with our Named Executive Officers, see “Executive Compensation — Potential Payments Upon Termination or Change-in-Control.”

Item 14.	Principal Accountant Fees and Services
Independent Registered Public Accounting Firm’s Fees and Other Matters
The following table summarizes the fees billed to us for professional services rendered by McGladrey & Pullen, LLP and PricewaterhouseCoopers LLP, our prior independent registered public accounting firm, for each of the last two years:

Fee Category	2010	2009
Audit Fees	$89,060	$131,000
Audit-Related Fees	7,800	7,500
Tax Fees	30,000	30,000
All Other Fees	—	2,445

Total Fees	$126,860	$170,945

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
All of the audit-related, tax and other services provided by McGladrey & Pullen, LLP in fiscal year 2010 and related fees were approved in advance by our Audit Committee. None of the services and fees were approved using the “de-minimis” exception under SEC rules.
Our Audit Committee believes that the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
The following documents are included as part of this Annual Report on Form 10-K.
1.	Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2010 and 2009	31
Consolidated Statements of Operations for the fiscal years ended December 31, 2010 and 2009 and for the period from inception (October 16, 1992) through December 31, 2010	32
Consolidated Statements of Comprehensive Loss and Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2010 and 2009 and for the period from inception (October 16, 1992) through December 31, 2010	34
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2010 and 2009 and for the period from inception (October 16, 1992) through December 31, 2010	36
Notes to Consolidated Financial Statements	37
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

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder
Alseres Pharmaceuticals, Inc.
We have audited the accompanying consolidated balance sheets of Alseres Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive loss and stockholders’ (deficit) equity and cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from October 16, 1992 (Inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts include for such prior periods, is based solely on the reports of such other auditors.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2010, in conformity with U.S. generally accepted accounting principles.
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
As discussed in Note 1 to the financial statements, the 2009 consolidated financial statement have been restated to correct a misstatement.
/s/ McGladrey & Pullen, LLP
Boston, Massachusetts
March 31, 2011

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
CONSOLIDATED BALANCE SHEETS

		(Restated)
	December 31, 2010	December 31, 2009
Current assets:
Cash and cash equivalents	$98,514	$314,964
Security deposits	96,163	38,928
Prepaid expenses and other current assets	14,073	34,231

Total current assets	208,750	388,123

Property and Equipment, net (Note 2)	47,674	106,272
Indemnity fund (Note 11)	115,568	115,720
Security deposits and other assets (Note 7)	88,600	180,700

Total assets	$460,592	$790,815

Current liabilities:
Accounts payable and accrued expenses (Note 4)	$3,847,568	$3,522,581
Convertible notes payable (Note 5)	29,000,000	34,155,632
Notes payable (Note 5)	4,660,000	1,350,000
Accrued interest payable on convertible notes (Note 5)	4,714,722	4,057,086
Accrued lease (Note 7)	65,922	51,493

Total current liabilities	42,288,212	43,136,792

Accrued lease, excluding current portion (Note 7)	30,503	96,426

Total liabilities	42,318,715	43,233,218

Commitments and contingencies (Note 11)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 shares issued and outstanding at December 31, 2010 and 2009, (liquidation preference of $4,900,000 at December 31, 2010)	5,428,158	5,066,919

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $.01 par value; 79,730,000 and 80,000,000 shares authorized at December 31, 2010 and 2009, respectively; 26,785,645 and 25,555,645 shares issued and outstanding at December 31, 2010 and 2009, respectively	267,856	255,556
Additional paid-in capital	146,611,717	146,913,395
Deficit accumulated during development stage	(194,165,854)	(194,678,273)

Total stockholders’ deficit	(47,286,281)	(47,509,322)

Total liabilities and stockholders’ deficit	$460,592	$790,815

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF OPERATIONS

			From Inception
	For the Year Ended		(October 16, 1992) to
	December 31, 2010	December 31, 2009	December 31, 2010
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	465,449	3,702,781	115,948,279
General and administrative	2,657,488	4,623,201	66,781,942
Purchased in-process research and development	—	—	12,146,544

Total operating expenses	3,122,937	8,325,982	194,876,765

Loss from operations	(3,122,937)	(8,325,982)	(193,976,765)
Gain on early extinguishment of debt (Note 6)	6,277,100	—	6,277,100
Other income (expense), net	—	65,000	(1,517,878)
Interest expense, net	(2,643,630)	(2,523,095)	(12,650,626)
Investment income	1,886	7,140	7,704,315

Net income (loss)	512,419	(10,776,937)	(194,163,854)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders (Note 8)	—	—	(1,229,589)
Net income (loss)	$512,419	$(10,776,937)	$(203,456,155)

Net income (loss) attributable to common stockholders, basic and diluted	$143,137	$(10,776,937)

Net income (loss) per share, basic	$0.01	$(0.46)

Net income (loss) per share, diluted	$0.00	$(0.46)

Weighted average common shares, basic	26,686,933	23,361,458

Weighted average common shares, diluted	31,586,933	23,361,458

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY
For the Period from inception (October 16, 1992) to December 31, 2010

								Deficit
							Accumulated	Accumulated
	Preferred Stock		Common Stock				Other	During	Total
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	Stockholders’
	shares	Amount	shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	(Deficit) Equity
Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Issuance of common stock- exercise of warrants and options			1,185,039	11,850	7,584,589				7,596,439
Issuance of common stock and warrants, net of issuance costs of $1,928,421			11,516,790	115,168	56,343,378				56,458,546
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Issuance of common stock upon conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of
$392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Issuance of preferred stock, net of issuance costs of $4,078,821	240,711	$2,296,355			23,288,101				25,584,456
Conversion of preferred stock into common stock and payment of interest in common stock, net of issuance costs of $27,664	(240,149.7)	(1,491,474)	1,553,749	15,538	7,655,122				6,179,186
Conversion of debentures and payment of interest in common stock, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY-
(Continued)
For the Period from inception (October 16, 1992) to December 31, 2010

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity
Conversion of preferred stock into common stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Accrual of dividends on preferred Series E stock					(573,597)				(573,597)
Beneficial conversion feature on 10% convertible secured promissory notes					558,000				558,000
Deferred compensation related to stock options and warrants granted					804,607	$(804,607)			—
Compensation expense related to stock options and warrants					3,470,199	804,607			4,274,806
Modification of options and warrants					1,804,694				1,804,694
Other			783	8	69,925				69,933
Comprehensive loss:
Net loss from inception (October 16, 1992) to December 31, 2006								$(143,503,529)	(143,503,529)

Issuance of common stock upon exercise of warrants and options			202,183	2,022	143,683				145,705
Issuance of common stock upon conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
BCF on convertible notes payable					1,880,000				1,880,000

Compensation expense — stock options					1,665,155				1,665,155
Modification of stock options					5,614				5,614
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)
Comprehensive loss									(19,539,038)

Balance at December 31, 2007	—	—	20,778,217	207,782	140,420,314	—	9,310	(163,051,877)	(22,414,471)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS AND STOCKHOLDERS’ (DEFICIT) EQUITY-
(Continued)
For the Period from inception (October 16, 1992) to December 31, 2010

								Deficit
							Accumulated	Accumulated	Total
	Preferred Stock		Common Stock				Other	During	Stockholders’
	Number of		Number of		Additional Paid-	Deferred	Comprehensive	Development	(Deficit)
	Shares	Amount	Shares	Par Value	In Capital	Compensation	Income (Loss)	Stage	Equity
Issuance of common stock upon exercise of options			1,100	11	2,530				2,541
Issuance of common stock upon conversion of notes payable			48,000	480	119,520				120,000
Beneficial conversion feature on convertible notes payable					380,000				380,000
Compensation expense- stock options					1,670,063				1,670,063
Issuance of common stock			571,806	5,718	1,079,557				1,085,275
Comprehensive loss:
Unrealized loss on marketable securities							(9,310)		(9,310)
Net loss								(20,847,459)	(20,847,459)

Comprehensive loss									(20,856,769)
Balance at December 31, 2008	—	$—	21,399,123	$213,991	$143,671,984	$—	$—	$(183,899,336)	$(40,013,361)
Compensation expense- stock options					1,473,083				1,473,083
Issuance of common stock			4,156,522	41,565	1,960,435				2,002,000
Issuance of preferred stock	196,000	$5,066,919			(192,107)			(2,000)	4,872,812
Net Loss								(10,776,937)	(10,776,937)
Comprehensive loss									(10,776,937)
Balance at December 31, 2009	196,000	$5,066,919	25,555,645	$255,556	$146,913,395	$—	$—	$(194,678,273)	$(42,442,403)
Compensation expense- stock options					61,722				61,722
Issuance of common stock			1,500,000	15,000	(15,000)
Buyback of common stock			(270,000)	(2,700)	(5,400)				(8,100)
Amortization of legal expenses		18,239							18,239
Accretion of preferred stock		343,000			(343,000)
Net income (loss)								512,419	512,419
Comprehensive income (loss)									512,419
Balance at December 31, 2010	196,000	$5,428,158	26,785,645	$267,856	$146,611,717	$—	$—	$(194,165,854)	$(41,858,123)

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception
	December 31,	December 31,	(October 16, 1992) to
	2010	2009	December 31, 2010
Cash flows from operating activities:
Net income (loss)	$512,419	$(10,776,937)	$(194,163,854)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Net gain on early extinguishment of debt (Note 6)	(5,277,300)		(5,277,300)
Non-cash interest expense	741,471	716,358	3,966,394
Non-cash charges for options, warrants and common stock	61,722	1,473,086	11,114,603
Amortization of financing costs	18,239		18,239
Amortization and depreciation	58,598	72,371	2,849,915
Changes in current assets and liabilities:
Decrease in prepaid expenses and other current assets	3,055	129,475	691,390
Increase (decrease) in accounts payable and accrued expenses	116,966	(1,435,956)	2,804,144
Increase in accrued interest payable	865,657	1,806,734	4,985,481
(Decrease) increase in accrued lease	(51,494)	(45,429)	96,425

Net cash used for operating activities	(2,950,667)	(8,060,298)	(156,917,519)

Cash flows from investing activities:
Cash acquired through merger	—	—	1,758,037
Purchases of fixed assets	—	—	(1,652,114)
Decrease (increase) in security deposits and other assets	34,865	76,734	(384,898)
Decrease (increase) in indemnity fund	152	(258)	(115,568)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	35,017	76,476	(394,543)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,000,000	66,731,339
Funds used to buyback common stock	(8,100)	—	(8,100)
Proceeds from issuance of preferred stock	—	4,900,000	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	3,310,000	1,350,000	56,245,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	(602,700)	—	(7,749,667)
Dividend payments Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments related to financing costs	—	(25,188)	(5,612,855)

Net cash provided by financing activities	2,699,200	8,224,812	157,410,576

Net (decrease) increase in cash and cash equivalents	(216,450)	240,990	98,514
Cash and cash equivalents, beginning of period	314,964	73,974	—

Cash and cash equivalents, end of period	$98,514	$314,964	$98,514

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. The Company and Summary of Significant Accounting Policies
Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2010, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in ASC 915, Development Stage Entities and will continue to be so until the commencement of commercial operations. The development stage is from October 16, 1992 (inception) through December 31, 2010.
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
As of December 31, 2010, the Company has experienced total net losses since inception of approximately $203,456,000, stockholders’ deficit of approximately $47,286,000 and a net working capital deficit of approximately $42,079,000. For the foreseeable future, the Company expects to experience continuing operating losses and negative cash flows. The cash and cash equivalents available at December 31, 2010 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 21, 2011, we had cash and cash equivalents of approximately $100,000 which combined with our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into April 2011. Should we fail to raise additional capital we may have to suspend or cease our operations.
Basis of Presentation
The Company’s consolidated financial statements include the accounts of its six subsidiaries where all of the Company’s operations are conducted. At December 31, 2010, all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated.
Restatement
The Convertible Notes Payable at December 31, 2009 of $34.1million and the related accrued interest of $4.0 million have been Restated as current liabilities as of December 31, 2009 in the consolidated Balance Sheets.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.
Cash and Cash Equivalents
The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2010 and 2009, cash equivalents consisted of money market funds.
Fair Value Measurements
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts payable and accrued expenses approximate their fair values as of December 31, 2010 and 2009 due to their short-term maturity. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.12 as of December 31, 2010.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements are recorded at cost and amortized using the straight-line method over the term of the lease or the estimated useful lives of the assets, whichever is shorter.
Impairment of Long Lived Assets
The Company periodically assesses the impairment of long-lived assets in accordance with ASC Topic 360, Property, Plant, and Equipment. The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. During the years ended December 31, 2010 and 2009 the Company did not record any impairment losses.
Reporting Comprehensive Income (loss)
Accounting Standards Codification 220, Comprehensive Income (ASC 220), establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the years ended December 31, 2010 and 2009 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.
Research and Development Expenses
Research and development expenses are expensed as incurred. Research and development expenses include costs incurred in performing research and development activities such as salary and benefits, stock-based compensation expense, facility costs, license fees, contractual services, sponsored research and development, and clinical trial costs.
Stock-Based Compensation Expense
The Company measures share based compensation at grant date, based on the fair value of the award using the Black-Scholes Option Pricing Model, and recognizes such compensation as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).
Income Taxes
The Company accounts for income taxes under the liability method. Under the liability method, deferred income taxes are determined based on differences between the financial reporting and tax bases of assets and liabilities. They are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is required to adjust its deferred tax liabilities in the period when tax rates or the provisions of the income tax laws change. Valuation allowances are established to reduce deferred tax assets to the amounts expected to be realized.
Beneficial Conversion Feature
The Company issued preferred stock and notes which are convertible into common stock at a discount from the common stock market price at the date of issuance. The amount of the discount associated with such conversion rights represents an incremental yield, i.e. a “beneficial conversion feature”, that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.
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
Convertible Redeemable Shares
In accordance with ASC 480-10-S99 the Company determined that due to the fact that the Series F shares are mandatorily redeemable for cash or for a variable, uncapped, number of common shares, they are more akin to a liability and as such are classified outside of permanent equity.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements, which amends Accounting Standards Topic 820 Fair Value Measurements and Disclosures (ASC 820) by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying the existing fair value disclosures about the level of disaggregation. The amendments in ASU 2010-6 were effective for fiscal years beginning after December 15, 2009. The adoption of this ASU has not had an impact on our consolidated financial statements.
2. Property and Equipment, net

	2010	2009

Leasehold improvements	$132,170	$132,170
Computer equipment	88,985	88,985
Office furniture and equipment	78,403	78,403

	299,558	299,558
Less accumulated amortization and depreciation	251,884	193,286

	$47,674	$106,272

Amortization and depreciation expense for the years ended December 31, 2010 and 2009 was approximately $59,000 and $72,000, respectively, and $1,612,000 for the period from inception through December 31, 2010.
3. Net Income (loss) per share
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
In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the year ended December 31, 2009.

	December 31,
Basic and diluted net income (loss) per share	2010	2009
Net income (loss)	$512,419	$(10,776,937)
Less: Accretion of Preferred stock	(343,000)	—
Less: Income allocated to covertible preferred shares	(26,282)	—

Income (loss) available to common stockholders for the purpose of calculating basic & diluted EPS	143,137	(10,776,937)

Weighted average common shares, basic	26,686,933	23,361,458
Dilutive effect of Series F preferred share conversion	4,900,000	—

Weighted average common shares, diluted	31,586,933	23,361,458

Net income (loss) per share, basic	$0.01	$(0.46)
Net income (loss) per share, diluted	$0.00	$(0.46)

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock options and warrants to purchase 3,652,443 and 3,697,745 shares of common stock were outstanding at December 31, 2010 and 2009, respectively, but were not included in the computation of diluted net income (loss) per common share because the exercise prices were greater than the average market price for the period, making them anti-dilutive. The exercise of those stock options and warrants outstanding at December 31, 2010 could potentially dilute earnings per share in the future
Shares of common stock reserved for issuance upon conversion of the 5% Convertible Promissory Notes were 13,485,889 and 15,285,088 at December 31, 2010 and 2009, respectively, but were not included in the computation of diluted net income (loss) per share because they would have been anti-dilutive. The conversion of the 5% Convertible Promissory Notes outstanding at December 31, 2010 could potentially dilute earnings per share in the future.
4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following at December 31,	2010	2009

Research and development	$2,058,782	$1,774,943
Accrued professional fees	1,140,044	1,231,550
General and administrative	270,920	328,435
Accrued interest expense-demand notes	270,759	62,738
Accrued compensation	107,063	124,915

	$3,847,568	$3,522,581

5. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		December 31, 2010	December 31, 2009
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$9,000,000	$9,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	9,562,956
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	5,000,000	4,854,008
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	—	5,738,668

Aggregate carrying value		$29,000,000	$34,155,632

Interest expense of $1,657,432 and $1,743,999 was recorded related to the convertible notes payable for the years ended December 31, 2010 and 2009, respectively.
The above unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products (including Altropane and FLUORATEC) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. However, each Purchaser is prohibited from effecting a conversion into common stock if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable there under.
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
Beneficial Conversion Feature (BCF)
Three of the unsecured promissory notes were issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the dates the agreements were entered into and resulted in the recording of a beneficial conversion feature. The Company recorded a BCF of $1,400,000 on (the “ISVP”) note and a BCF of $380,000 on (the “2008 RG”) note which was recognized as a decrease in the carrying value and an increase to additional paid-in capital. The BCF is being recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the BCF of approximately $724,000 and $699,000 for the years ended December 31, 2010 and 2009, respectively.
Promissory Notes

Demand Notes Payable to Significant Stockholder	December 31, 2010	December 31, 2009
Unsecured demand note payable; interest rate of 7% to Neurobiologics, Inc. (a subsidiary of the Company)	$1,000,000	$1,000,000
Unsecured demand note payable; interest rate of 7%: issued December 2009	350,000	350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 - December 2010	3,310,000	—

	4,660,000	1,350,000
Accrued interest	270,759	62,738

Aggregate carrying value	$4,830,759	$1,412,738

Interest expense of $208,018 and $62,741 was recorded related to the demand notes payable for the years ended December 31, 2010 and 2009, respectively
6. Gain on early extinguishment of debt
On September 10, 2010, we entered into a Note Purchase Agreement (the “Agreement”) with Highbridge International LLC (the “Seller”) and Robert Gipson pursuant to which we agreed to purchase from the Seller, effective September 14, 2010, a Convertible Promissory Note issued on May 2, 2007 to the Seller in the principal amount of $5,880,000. The purchase price of $602,700 was payable in immediately available federal funds by us to the Seller. A gain on early extinguishment of debt was $6,277,100 was recorded. There was no intrinsic value of the conversion feature at the extinguishment date, therefore, we recorded additional interest expense of approximately $48,300 related to the unamortized portion of the Highbridge beneficial conversion feature (“BCF”). The gain from the early extinguishment of debt is the difference between the reacquisition (purchase) price of the debt of $602,700 and the carrying value of the debt of $5,880,000 along with accrued interest of $999,800.
In a related transaction, on September 13, 2010 we issued to Robert L. Gipson (the “Holder”) an unsecured promissory note, pursuant to which we borrowed an aggregate principal amount of $700,000 (the “Note”). Interest on the Note shall accrue at the rate of 7% per annum and all principal and accrued interest shall be due and payable on demand of the Holder.

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Exit Activities
In September 2005, the Company relocated its headquarters from Boston to Hopkinton, Massachusetts. The Company amended its lease dated January 28, 2002 with Brentwood Properties, Inc. (the “Landlord”) for the property located in Boston. At December 31, 2010, the security deposit under the Lease Agreement was approximately $88,600 and not refundable to the Company until the termination of the lease in May 2012.
As a result of the Company’s relocation, an expense was recorded for the cost associated with the exit activity at its fair value in the period in which the liability was incurred. The liability recorded was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%.

		Cash Payments, net
	December 31, 2009	of sublease receipts	December 31, 2010
Lease Amendment	$147,919	$51,493	$96,426

Short-term portion of lease accrual	51,493		65,922
Long-term portion of lease accrual	$96,426		$30,503
For the years ended December 31, 2010 and 2009 the Company recorded approximately $19,000 and $26,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Consolidated Statements of Operations.
8. Stockholders’ Deficit
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
In February 2009, the Company entered into a private placement with Cato Holding Company (“Cato”) of 200,000 shares of its common stock at a purchase price of $1.00 per share. In connection with the February 2009 private placement, the Company agreed with Cato that if the Company sells shares of its common stock, or securities convertible into common stock, prior to September 30, 2009, and the purchaser of such securities receives warrants to purchase additional shares of common stock (a “Qualified Financing”), subject to certain exceptions, Cato shall be entitled to receive, for no additional consideration, a warrant to purchase shares of common stock with the same terms and conditions as those provided to a purchaser in a Qualified Financing. No such additional warrants were issued pursuant to this agreement.
In November 2009, the Company entered into a private placement with Robert Gipson of 2,500,000 shares of its common stock which raised $1,000,000 in gross proceeds. In addition, in March 2010 the Company issued an additional 1,500,000 shares of its common stock to Mr. Gipson pursuant to a Letter Agreement.
In December 2010, the Company purchased 270,000 common shares from Robert Gipson at $.03 per share for a total of $8,125. The closing price for the Company’s stock on December 28 was $0.15 per share. The price per share paid by the Company to Mr. Gipson represented an 80% discount to the market price for the shares.

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
Convertible Preferred Stock
In 2009 the Company issued a total of 196,000 shares of Series F convertible preferred stock to Robert Gipson and received gross proceeds of $4,900,000. The key terms of the Series F stock are summarized below:
Dividend — The Series F Stock is entitled to receive any dividend that is paid to holders of our common stock. Any subdivisions, combinations, consolidations or reclassifications to the common stock must also be made accordingly to Series F Stock, respectively.
Liquidation Preference — In the event of our liquidation, dissolution or winding up, before any payments are made to holders of our common stock or any other class or series of our capital stock ranking junior as to liquidation rights to the Series F Stock, the holders of the Series F Stock will be entitled to receive the greater of (i) $25.00 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) plus any outstanding and unpaid dividends thereon and (ii) such amount per share as would have been payable had each share been converted into common stock. After such payment to the holders of Series F Stock and the holders of shares of any other series of our preferred stock ranking senior to the common stock as to distributions upon liquidation, the remaining our assets will be distributed pro rata to the holders of our common stock.
Voting Rights — Each share of Series F Stock shall entitle its holder to a number of votes equal to the number of shares of our common stock into which such share of Series F Stock is convertible.
Conversion — Each share of Series F Stock is convertible at the option of the holder thereof at any time. Each share of Series F Stock is initially convertible into 25 shares of common stock, subject to adjustment in the event of certain dividends, stock splits or stock combinations affecting the Series F Stock or the common stock, and subject to adjustment on a weighted-average basis in the event of certain issuances by us of securities for a price less than the then-current price at which the Series F Stock converts into common stock.
Redemption — At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by us at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from March 19, 2009 until the redemption date.
Accretion — The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. As of December 31, 2010, the Company recorded approximately $343,000 in accretion on the Series F Stock.
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
Stock-based employee compensation expense recorded during the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Research and development	$—	$447,612
General and administrative	61,722	825,471

	$61,722	$1,273,083

Impact on basic and diluted net income (loss) attributable to common stockholders per share	$(0.00)	$(0.05)
The Company uses the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. The fair value of stock options granted during the years ended December 31, 2010 and 2009 was calculated using the following estimated weighted-average assumptions:

	2010	2009
Expected term	—	5 years
Risk-free interest rate	0%	1.36%
Stock volatility	0%	90%
Dividend yield	0%	0%
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
Stock Options
Outstanding stock options for the year ended December 31, 2010:

		Weighted-Average
	Shares	Exercise Price
Outstanding at beginning of year	3,695,745	$1.63
Granted	—	—
Exercised	—	—
Forfeited and expired	(45,302)	4.58

Outstanding at end of year	3,650,443	1.59

Options exercisable at end of year	3,558,361	1.60
Summary information regarding stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted-
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	3.4 years	$1.15	2,620,918	3.4 years	$1.15
$2.00 — $3.00	639,980	4.7 years	2.33	639,980	4.7 years	2.33
$3.10 — $4.65	255,363	5.7 years	3.40	255,363	5.7 years	3.40
$4.99 — $6.96	28,500	3.0 years	5.47	28,500	3.0 years	5.47
$8.95 — $13.06	8,600	0.7 years	10.57	8,600	0.7 years	10.57
$15.62 — $22.36	5,000	0.0 years	15.63	5,000	0.0 years	15.63

	3,650,443	3.7 years	$1.59	3,558,361	3.8 years	$1.60

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
There was no intrinsic value for the outstanding and exercisable options as of December 31, 2010. There was no intrinsic value for the options vested during the year ended December 31, 2010. No options were exercised during the years ended December 31, 2010 and 2009. There were no options granted during 2010 and 2009.
As of December 31, 2010, 384,172 shares are available for grant under the Company’s option plans.
As of December 31, 2010, there remained approximately $1,000 of compensation costs related to non-vested stock options to be recognized as expense over a weighted-average period of approximately .08 years.
Warrants
As of December 31, 2010, the Company had 2,000 warrants outstanding to purchase common stock at an exercise price of $9.50, with an expiration date of October 2011. Each warrant is exercisable into one share of common stock. At December 31, 2010, the Company has reserved 4,036,615 shares of common stock to meet its option and warrant obligations.
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
9. Fair Value Measurements
The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels:
     Level 1 — quoted prices in active markets for identical securities;
     Level 2 — other significant observable inputs, including quoted prices for similar securities, interest rates and credit risk,
     Level 3 — significant unobservable inputs, including our own assumptions in determining fair value.
The following table summarizes the financial assets that we measured at fair value at December 31, 2010 and 2009. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the years ended December 31, 2010 and 2009. No transfers occurred between Level 1and Level 2 assets for the years ended December 31, 2010 and 2009.

	2010		2009
	Fair Value	Input Level	Fair Value	Input Level
Cash and money market funds — current assets	$98,514	Level 1	$314,964	Level 1
Indemnity fund-restricted money market funds	115,568	Level 1	115,720	Level 1

	$214,082		$430,684

10. Income Taxes
Income tax provision (benefit) consists of the following for the years ended December 31:

	2010	2009
Federal	$(1,560,000)	$(3,913,000)
State	(389,000)	(1,052,000)

	(1,949,000)	(4,965,000)
Valuation allowance	1,949,000	4,965,000

	$—	$—

Deferred tax assets consist of the following at December 31:

	2010	2009
Net operating loss carry forwards	$31,534,000	$29,834,000
Capitalized research and development expenses	12,977,000	15,539,000
Research and development credit carry forwards	—	—
License fees	617,000	525,000
Stock-based compensation expense	2,264,000	2,232,000
Other	2,754,000	2,408,000

Gross deferred tax assets	50,146,000	50,538,000
Valuation allowance	(50,146,000)	(50,538,000)

Net deferred tax assets	$—	$—

A reconciliation between the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the year ended December 31 is as follows:

	2010	2009
Provision (benefit) at statutory rate	$179,000	$(3,772,000)
State taxes, net of federal benefit	32,000	(638,000)
Expiring state net operating loss carry forwards	178,000	734,000
Permanent items	3,000	10,000
(Decrease) increase in valuation allowance	(392,,000)	3,581,000
Other	—	85,000

	$—	$—

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the years ended December 31, 2010 and 2009, the Company did not record any federal or state tax expense given its continued net operating loss position. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance was established at December 31, 2010.
A reconciliation of the unrecognized tax benefits recorded for the year ended December 31 is as follows:

	2010	2009
Balance at January 1	$2,798,199	$2,545,000
Additions based on tax positions related to the current year	24,332	253,199
Additions (reductions) for tax positions of prior years	—	—
Settlements	—	—
Lapse of applicable statute of limitations	—	—

Balance at December 31	$2,822,531	$2,798,199

The balance of unrecognized tax benefits at December 31, 2010 of approximately $2,822,531 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.
As of December 31, 2010, the Company had federal and state NOL carryforwards of approximately $82,362,000 and $52,071,000 respectively and federal and state research and development (“R&D”) credit carryforwards of approximately $1,578,000 and $1,110,000, respectively, which may be available to offset future federal and state income tax liabilities which expire at various dates starting in 2011 and going through 2031. Utilization of the NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state and foreign provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. In fiscal year 1995 and in fiscal year 2005, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. Since the Company’s formation, it has raised capital through the issuance of capital stock on several occasions which, combined with stockholders’ subsequent disposition of those shares, has resulted in two changes of control, as defined by Section 382. As a result of the 2005 ownership change, utilization of the Company’s NOLs is subject to an annual limitation under Section 382 determined by multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate resulting in an annual limitation amount of approximately $1,000,000. Any unused annual limitation may be carried over to later years, and the amount of the limitation may, under certain circumstances, be subject to adjustment if the fair value of the Company’s net assets are determined to be below or in excess of the tax basis of such assets at the time of the ownership change, and such unrealized loss or gain is recognized during the five-year period after the ownership change. Federal research and development tax credits were also impaired by the ownership change and were reduced accordingly. The Company does not expect to have any taxable income for the foreseeable future. Subsequent ownership changes, as defined in Section 382, could further limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.
The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2010.
The Company is subject to both federal and state income tax for the jurisdiction within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2006 through December 31, 2009. However, because we are carrying forward income tax attributes such as NOLs from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The U.S. Internal Revenue Service (IRS) has completed an audit of tax years 2007 and 2008 and has informed us that no adjustments to the federal tax returns as filed will be proposed as a result of the audit.
11. Commitments and Contingencies
The Company leases office space under non-cancelable operating leases. The Company’s corporate office lease expires in September 2011. The Company’s former corporate headquarters expires in May 2012 and has been amended for two sublease agreements. (Note 7)

ALSERES PHARMACEUTICALS, INC.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The approximate future minimum commitments related to the above lease obligations are as follows:

Year Ended December 31,	Operating Leases	Sublease Income (Note 7)	Operating Leases, net
2011	$529,000	$(231,000)	$298,000
2012	127,000	(96,000)	31,000
Thereafter	—	—	—

	$656,000	$(327,000)	$329,000

Total rent expense was approximately $270,000 and $277,000 for the years ended December 31, 2010 and 2009, respectively, and approximately $3,824,000 for the period from inception (October 16, 1992) through December 31, 2010. The Company received approximately $244,000 and $211,000 for the years ended December 31, 2010 and 2009, respectively, related to the sublease of the premises.
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
Guarantor Arrangements
The Company has entered into agreements to indemnify its executive officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity. The indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.
S. David Hillson, our former Chairman of the Board and Chief Executive Officer, requested that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. On June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. Mr. Hillson may request withdrawals of funds in the event that he becomes entitled to receive indemnification payments or advances from the Company. Amounts not disbursed from the trust will become unrestricted at such time as the Company and Mr. Hillson agree that the indemnity trust is no longer required. The Company has evaluated its obligations under this Indemnity Trust Agreement and has determined that the fair value of this obligation is immaterial at December 31, 2010.
The Company enters into arrangements with service providers to perform research, development, and clinical services. The Company enters into standard indemnification agreements with those service providers, whereby the Company indemnifies them for any liability associated with their use of the Company’s technologies. The maximum potential amount of future payments the Company would be required to make under these indemnification agreements is unlimited; however, the Company has product liability and general liability policies that enable the Company to recover a portion of any amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.
12. Related Party Transactions
In September 2006, the Company entered into a consulting agreement with Dr. Langer, a member of the Company’s board of directors, for scientific and business consulting services. This Agreement terminated in December 2009. The Company recorded consulting fees totaling approximately $159,000 under the consulting agreement, of which approximately $80,000 remains unpaid as of December 31, 2010.

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
The Company amended its Rights Plan in connection with agreements with Robert Gipson, Boucher, I&S and ISVP (Note 5).
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
In January 2009, the Company sold an aggregate of 1,000,000 shares of its common stock at a purchase price of $1.00 per share in a private placement (Note 8) to Robert Gipson.
In February 2009, the Subsidiary issued to Robert Gipson the Subsidiary Note (Note 5).
In March through September 2009, the Company sold Series F Stock to Robert Gipson (Note 8).
In November 2009, the Company entered into a private placement with Robert Gipson of 2,500,000 shares of its common stock which raised $1,000,000 in gross proceeds. In addition, in March 2010 the Company issued an additional 1,500,000 shares of its common stock to Mr. Gipson pursuant to a Letter Agreement (Note 8).
In December 2010, the Company purchased 270,000 common shares from Robert Gipson at $.03 per share for a total of $8,125. The closing price for the Company’s stock on December 28 was $0.15 per share. The price per share paid by the Company to Mr. Gipson represented an 80% discount to the market price for the shares (Note 8).
From December 2009 through December 2010, Company issued promissory notes to Robert Gipson in the aggregate of $3,660,000, payable on demand. The Notes bear interest at the rate of 7% per annum. (Note 5)
13. Employee Benefit Plan
The company maintains a 401(k) savings plan (the “Plan”) but discontinued the employer matching provision in the first quarter of 2009. Our matching contribution for the savings plan was $25,000 in 2009.
14. Subsequent Events
In each of January, February and March 2011 the Company issued Promissory Notes to Mr. Robert Gipson totaling $600,000. The Notes bear interest at 7% per annum and are due and payable on demand.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 31st day of March, 2011.

Alseres Pharmaceuticals, Inc.
By:	/s/ Peter G. Savas
Peter G. Savas
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Savas Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	March 31, 2011

/s/ Kenneth L. Rice, Jr. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2011

/s/ William L.S. Guinness William L.S. Guinness	Director	March 31, 2011

/s/ Michael J. Mullen Michael J. Mullen	Director	March 31, 2011

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Articles of Incorporation and By-laws
3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533
3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533
3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533
3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533
3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533
3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533
3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533
3.10	Certificate of Amendment of Amended and	8-K	3.1	6/8/2007	000-6533
	Restated Certificate of Incorporation of the Company, dated as of June 7, 2007
3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533

Instruments Defining the Rights of Security Holders
4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533

series D
4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

series F
4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533

Rights Agreement
4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
4.5	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533
4.6	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533
4.7	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533
4.8	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533
4.9	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

Miscellaneous
4.10	Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533
4.11	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533

Ingalls
4.12	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533
4.13	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533
4.14	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533
4.15	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533
4.16	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533

Material Contracts — Supply, License, Distribution
CMCC
10.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533
10.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Harvard
10.3	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106
10.4	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533
10.5	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726
10.6	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533
10.7	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533
10.8	Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533

Nordion
10.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533
10.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533
10.11	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533
10.12	Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533
10.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533
10.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533
10.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533
10.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533
10.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533
10.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
10.19+	Amendment No. 10 dated as of January 4 , 2010 to Nordion Agreement	10-K for 12/31/2009	10.19	3/31/2010	000-6533

Organix
10.20	License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.21	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533
10.22	Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533

BioAxone
10.23+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533
10.24+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533
10.25	Amendment to BioAxone License Agreement dated as of April 23, 2009	10-K for 12/31/2009	10.25	3/31/2010	000-6533

Material Contracts — Leases
10.24	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533
10.25	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533
10.26	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533
10.27	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533
10.28	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements
10.29	Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533
10.30	Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533
10.31	Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533
10.32	Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533
10.33	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.33	3/31/2010	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

10.34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533
10.35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533
10.36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533
10.37	Securities Purchase Agreement, dated April 16, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	4/22/2009	000-6533
10.38	Securities Purchase Agreement, dated May 12, 2009, by and between the Company and Robert L. Gipson	10-Q	10.2	8/14/2009	000-6533
10.39	Securities Purchase Agreement, dated June 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	6/22/2009	000-6533
10.40	Securities Purchase Agreement, dated July 9, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/13/2009	000-6533
10.41	Securities Purchase Agreement, dated July 23, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/29/2009	000-6533
10.42	Securities Purchase Agreement, dated August 11, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.42	3/31/2010	000-6533
10.43	Securities Purchase Agreement, dated August 26, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/1/2009	000-6533
10.44	Securities Purchase Agreement, dated September 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/16/2009	000-6533
10.45	Securities Purchase Agreement, dated September 28, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	10/2/2009	000-6533
10.46	Securities Purchase Agreement, dated November 4, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	11/10/2009	000-6533
10.47	Promissory Note issued by the Company to Robert Gipson dated December 23, 2009	8-K	10.7	12/28/2009	000-6533
10.48	Promissory Note issued by the Company to Robert Gipson dated January 28, 2010	8-K	10.7	1/28/2010	000-6533
10.49	Promissory Note issued by the Company to Robert Gipson dated February 10, 2010	10-K for 12/31/2009	10.49	3/31/2010	000-6533
10.50	Promissory Note issued by the Company to Robert Gipson dated February 26, 2010	8-K	10.7	3/4/2010	000-6533
10.51	Promissory Note issued by the Company to Robert Gipson dated March 9, 2010	10-K for 12/31/2009	10.51	3/31/2010	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number
10.52	Promissory Note issued by the Company to Robert Gipson dated March 25, 2010	10-K for 12/31/2009	10.52	3/31/2010	000-6533
10.53	Promissory Note issued by the Company to Robert Gipson dated April 20, 2010	8-K	10.7	4/21/2010	000-6533
10.54	Promissory Note issued by the Company to Robert Gipson dated May 24, 2010	*
10.55	Promissory Note issued by the Company to Robert Gipson dated June 10, 2010	8-K	10.7	6/11/2010	000-6533
10.56	Promissory Note issued by the Company to Robert Gipson dated July 1, 2010	8-K	10.7	7/8/2010	000-6533
10.57	Promissory Note issued by the Company to Robert Gipson dated August 2, 2010	8-K	10.7	8/3/2010	000-6533
10.58	Promissory Note issued by the Company to Robert Gipson dated September 7, 2010	8-K	10.7	9/8/2010	000-6533
10.59	Promissory Note issued by the Company to Robert Gipson dated September 13, 2010	8-K	10.8	9/16/2010	000-6533
10.60	Promissory Note issued by the Company to Robert Gipson dated September 20, 2010	*
10.61	Promissory Note issued by the Company to Robert Gipson dated October 18, 2010	*
10.62	Note purchase Agreement with Highbridge International LLC dated September 10, 2010	8-K	10.7	9/16/2010	000-6533
10.63	Promissory Note issued by the Company to Robert Gipson dated November 4, 2010	8-K	10.7	11/5/2010	000-6533
10.64	Promissory Note issued by the Company to Robert Gipson dated December 9, 2010	8-K	10.7	12/10/2010	000-6533
10.65	Promissory Note issued by the Company to Robert Gipson dated January 7, 2011	8-K	10.7	1/13/2011	000-6533
10.66	Stock Repurchase Agreement with Robert Gipson dated December 28, 2010	8-K	1.01	1/3/2011	000-6533
10.67	Promissory Note issued by the Company to Robert Gipson dated February 8, 2011	8-K	10.7	2/9/2011	000-6533
10.68	Promissory Note issued by the Company to Robert Gipson dated March 4, 2011	8-K	10.7	3/10/2011	000-6533
10.69	Promissory Note issued by the Company to Robert Gipson dated March 16, 2011	8-K	10.7	3/22/2011	000-6533

		Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

Management Contract or Compensatory Plan or Arrangement
10.70#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533
10.71#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533
10.72#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533
10.73#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533
10.74#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533
10.75#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K for 12/31/2008	10.44	3/31/2009	000.6533
10.76#	Amended and Restated Omnibus Stock Option Plan	10-K for 12/31/2008	10.45	3/31/2009	000.6533
10.77#	Amended and Restated 1998 Omnibus Stock Option Plan	10-K for 12/31/2008	10.46	3/31/2009	000.6533
10.78#	Amended and Restated 2005 Stock Incentive Plan	10-K for 12/31/2008	10.47	3/31/2009	000.6533
10.79#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533
10.80#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533
10.81#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533
10.82#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533
10.83#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533

Additional Exhibits

21	Subsidiaries of the Registrant	*
23.1	Consent of McGladrey & Pullen, LLP	*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

Incorporated by Reference to
Exhibit			Exhibit	Filing	SEC File
Number	Description	Form	Number	Date	Number

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

*	Filed herewith

(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.

(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.