Form 10-Q
period 2011-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2011-05-13
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 13, 2011, there were 26,785,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010, and for the period from inception (October 16, 1992) to March 31, 2011	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010, and for the period from inception (October 16, 1992) to March 31, 2011	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
Item 4T Controls and Procedures	15

Part II OTHER INFORMATION
Item 1 Legal Proceedings	16
Item 6 Exhibits	16

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

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$13,898	$98,514
Security deposits	96,163	96,163
Prepaid expenses and other current assets	45,253	14,073

Total current assets	155,314	208,750

Property and Equipment, net	33,905	47,674
Indemnity fund	115,530	115,568
Security deposits and other assets	88,600	88,600

Total assets	$393,349	$460,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,549,074	$3,576,809
Convertible notes payable	29,000,000	29,000,000
Notes payable	5,260,000	4,660,000
Accrued interest payable on convertible notes	5,077,221	4,714,722
Accrued interest payable on demand notes	356,905	270,759
Accrued lease (Note 6)	68,923	65,922

Total current liabilities	43,312,123	42,288,212

Accrued lease, excluding current portion (Note 6)	12,520	30,503

Total liabilities	43,324,643	42,318,715

Commitments and contingencies (Note 7)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 196,000 shares issued and outstanding at March 31, 2011 and December 31, 2010; (liquidation preference of $4,900,000 at March 31, 2011)	5,515,339	5,428,158

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock, $.01 par value; 79,730,000 shares authorized at March 31, 2011 and December 31, 2010; 26,785,645 issued and outstanding at March 31, 2011 and December 31, 2010.	267,856	267,856
Additional paid-in capital	146,527,976	146,611,717
Deficit accumulated during development stage	(195,242,465)	(194,165,854)

Total stockholders’ deficit	(48,446,633)	(47,286,281)

Total liabilities and stockholders’ deficit	$393,349	$460,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

			From Inception
			(October 16, 1992)
	Three Months Ended March 31,		to
	2011	2010	March 31, 2011
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	25,596	474,807	115,973,875
General and administrative	597,597	727,154	67,379,539

Purchased in-process research and development	—	—	12,146,544

Total operating expenses	623,193	1,201,961	195,499,958

Loss from operations	(623,193)	(1,201,961)	(194,599,958)
Gain on early extinguishment of debt	—	—	6,277,100
Other expense	—	(966)	(1,517,878)
Interest expense, net	(453,751)	(656,700)	(13,104,377)
Investment income	333	673	7,704,648

Net loss	(1,076,611)	(1,858,954)	(195,240,465)

Preferred stock beneficial conversion feature	—	—	(8,062,712)

Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(1,076,611)	(1,858,954)	(204,532,766)

Basic and diluted net loss attributable to common stockholders per share	$(0.04)	$(0.07)

Weighted average common shares outstanding	26,785,645	25,572,312

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(1,076,611)	$(1,858,954)	$(195,240,465)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Net gain on early extinguishment of debt			(5,277,300)
Non-cash interest expense	—	189,293	3,966,394
Non-cash charges related to options, warrants and common stock	834	15,015	11,115,437
Amortization of financing costs	2,606	—	20,845
Amortization and depreciation	13,769	15,844	2,863,684
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(31,180)	(40,941)	660,210
(Decrease) increase in accounts payable and accrued expenses	(27,735)	273,187	2,776,409
Increase in accrued interest payable	448,645	465,648	5,434,126
(Decrease) increase in accrued lease	(14,982)	(10,274)	81,443

Net cash used for operating activities	(684,654)	(951,182)	(157,602,173)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	—	(1,652,114)
Decrease (increase) in security deposits and other assets	—	15,696	(384,898)
Decrease (increase) in indemnity fund	38	55	(115,530)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	38	15,751	(394,505)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(8,100)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	600,000	800,000	56,845,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,749,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	600,000	800,000	158,010,576

Net (decrease) increase in cash and cash equivalents	(84,616)	(135,431)	13,898
Cash and cash equivalents, beginning of period	98,514	314,964	—

Cash and cash equivalents, end of period	$13,898	$179,533	$13,898

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
March 31, 2011
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
The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
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
As of March 31, 2011, we had experienced total net losses since inception of approximately $204,533,000, stockholders’ deficit of approximately $48,447,000 and a net working capital deficit of approximately $43,157,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at March 31, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $170,000 in cash and cash equivalents available at May 2, 2011 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2011.
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
Reclassification
Certain reclassifications have been made to the prior year’s consolidated condensed balance sheet to conform to the current year presentation.
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
Stock options and warrants to purchase approximately 3.6 million and 3.7 million shares of common stock were outstanding at March 31, 2011 and 2010, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at March 31, 2011 could potentially dilute earnings per share in the future.
3. Reporting Comprehensive Loss
Accounting Standards Codification 220, Comprehensive Income (ASC 220), establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three months ended March 31, 2011 and 2010 and as a result, comprehensive loss is the same as reported net loss for all periods presented.

4. Accounting for Stock-Based Compensation
We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2011, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. On January 1, 2009, the number of shares available for issuance under the 2005 Plan was increased by 400,000 shares. No adjustment was made in January 2011.
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
Stock-based employee compensation expense recorded during the three months ended March 31, 2011 and 2010 was $834 and $15,015, respectively. The $834 in expense recognized during the three months ended March 31, 2011 represents the remaining compensation costs related to non-vested stock options.
We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended March 31, 2011 and 2010.
A summary of our outstanding stock options for the three months ended March 31, 2011 and 2010 is presented below.

	Three months ended March 31,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,650,443	$1.59	3,695,745	$1.63
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(5,000)	15.63	(6,500)	18.13

Outstanding at end of period	3,645,443	$1.57	3,689,245	$1.60

Options exercisable at end of period	3,645,443	$1.57	3,536,745	$1.62

The following table summarizes information about stock options outstanding at March 31, 2011:

	Options Outstanding			Options Exercisable
		Weighted-			Weighted
		Average	Weighted-		Average	Weighted-
		Remaining	Average		Remaining	Average
	Number	Contractual	Exercise	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Life	Price
$1.15 — $1.36	2,713,000	3.1 years	$1.15	2,713,000	3.1 years	$1.15
$2.00 — $3.00	639,980	4.4 years	2.33	639,980	4.4 years	2.33
$3.10 — $4.65	255,363	5.5 years	3.40	255,363	5.5 years	3.40
$4.99 — $6.96	28,500	2.8 years	5.47	28,500	2.8 years	5.47
$8.95 — $13.06	8,600	0.5 years	10.57	8,600	0.5 years	10.57

	3,645,443	3.5 years	$1.57	3,645,443	3.5 years	$1.57

There was no intrinsic value of outstanding options and exercisable options as of March 31, 2011. There was no intrinsic value of options vested during the three months ended March 31, 2011. As of March 31, 2011, 384,172 shares were available for grant under the 2005 Plan.

5. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		March 31, 2011	December 31, 2010
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$9,000,000	$9,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	5,000,000	5,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000

Aggregate carrying value		$29,000,000	$29,000,000

Interest expense of $362,499 and $621,016 was recorded related to the convertible notes payable for the three months ended March 31, 2011 and 2010, respectively.
The above unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. As of March 31, 2011, the holders of this debt have not made any formal demand for payment and the Company continues to accrue interest on this obligation. However, each Purchaser is prohibited from effecting a conversion into common stock if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable there under.
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
Beneficial Conversion Feature (BCF)
Three of the unsecured promissory notes were issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the dates the agreements were entered into and resulted in the recording of a beneficial conversion feature. The Company recorded a BCF of $1,400,000 on (the “ISVP”) note and a BCF of $380,000 on (the “2008 RG”) note which was recognized as a decrease in the carrying value and an increase to additional paid-in capital. The BCF was fully recognized as interest expense using the effective interest method through December 31, 2010. Therefore, the Company did not record any interest expense related to the BCF for the three months ended March 31, 2011 and recorded approximately $185,000 for the three months ended March 31, 2010.
Promissory Notes

Demand Notes Payable to Significant Stockholder	March 31, 2011	December 31, 2010
Unsecured demand note payable; interest rate of 7% to Neurobiologics, Inc. (a subsidiary of the Company)	$1,000,000	$1,000,000
Unsecured demand note payable; interest rate of 7%: issued December 2009	350,000	350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 - December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 - March 2011	600,000	—

	5,260,000	4,660,000
Accrued interest	356,905	270,759

Aggregate carrying value	$5,616,905	$4,930,759

Interest expense of $86,146 and $29,649 was recorded related to the demand notes payable for the three months ended March 31, 2011 and 2010, respectively.

According to a Schedule 13G/A filed with the SEC on November 29, 2010 Robert Gipson beneficially owned approximately 59.4% of the outstanding common stock of the Company on November 29, 2010. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 12, 2010, Thomas Gipson beneficially owned approximately 20.0% of the outstanding common stock of the Company on December 31, 2009. According to a Schedule 13G/A filed with the SEC on February 9, 2011, Arthur Koenig beneficially owned approximately 7.6% of the outstanding common stock of the Company on December 31, 2010. According to a Schedule 13G filed with the SEC on February 9, 2011, ISVP owned approximately 9.99% of the outstanding common stock of the Company on December 31, 2010. According to a Schedule 13G filed with the SEC on February 10, 2011, Ingalls & Snyder LLC beneficially owned approximately 9.9% of the outstanding common stock of the Company on December 31, 2010.
6. Exit Activities
In September 2005, the Company relocated its headquarters from Boston to Hopkinton, Massachusetts. The Company amended its lease dated January 28, 2002 with Brentwood Properties, Inc. (the “Landlord”) for the property located in Boston. At March 31, 2011, the security deposit under the Lease Agreement was approximately $88,600 and not refundable to the Company until the termination of the lease in May 2012.
As a result of the Company’s relocation, an expense was recorded for the cost associated with the exit activity at its fair value in the period in which the liability was incurred. The liability recorded was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%.

		Cash payments,
		net of
	December 31, 2010	sublease receipts	March 31, 2011
Lease Amendment	$96,425	$14,982	$81,443

Short-term portion of lease accrual	65,922		68,923
Long-term portion of lease accrual	$30,503		$12,520
For the three months ended March 31, 2011 and 2010 the Company recorded approximately $3,200 and $5,400, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
7. Commitments and Contingencies
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
8. Income taxes
The Company is subject to both federal and state income tax for the jurisdictions within which it operates, which are primarily focused in Massachusetts. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2006 through December 31, 2010. However, because we are carrying forward income tax attributes such as NOLs from 2005 and earlier tax years, these attributes can still be audited when utilized on returns filed in the future. The U.S. Internal Revenue Service (IRS) has completed an audit of tax years 2007 and 2008 and has informed us that no adjustments to the federal tax returns as filed will be proposed as a result of the audit.

9. Fair Value Measurements
The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels:
     Level 1 — quoted prices in active markets for identical securities;
     Level 2 — other significant observable inputs, including quoted prices for similar securities, interest rates and credit risk,
     Level 3 — significant unobservable inputs, including our own assumptions in determining fair value
The following table summarizes the financial assets that we measured at fair value at March 31, 2011 and December 31, 2010. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the three months ended March 31, 2011. No transfers occurred between Level 1 and Level 2 assets for the three months ended March 31, 2011.

	March 31, 2011		December 31, 2010
	Fair Value	Input Level	Fair Value	Input Level
Cash and money market funds — current assets	$13,898	Level 1	$98,514	Level 1
Indemnity fund-restricted money market funds	115,530	Level 1	115,568	Level 1

	$129,428		$214,082

It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.13 as of March 31, 2011.
10. New Accounting Pronouncements
The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.
11. Subsequent Events
We evaluated all events or transactions that occurred after March 31, 2011 up through the date we issued these financial statements. In April, 2011 we borrowed the principal sum of $170,000 from Robert Gipson. In May, 2011 we borrowed the principal sum of $170,000 from Robert Gipson. Both amounts are secured by demand promissory notes issued to Mr. Gipson that bear interest at the rate of 7% per annum.
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
At March 31, 2011, we were considered a “development stage enterprise” as defined in Accounting Standards Codification (ASC) 915-10. “ Development Stage Entities ” and will continue to be so until we commence commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through March 31, 2011.
As of March 31, 2011, we have experienced total net losses since inception of approximately $204,533,000, stockholders’ deficit of approximately $48,447,000 and a net working capital deficit of approximately $43,157,000. The cash and cash equivalents available at March 31, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At May 2, 2011, we had cash and cash equivalents of approximately $170,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures through May, 2011.

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
Product Development — Molecular Imaging Program
Altropane Molecular Imaging Agent
The Altropane molecular imaging agent is intended to be used for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. In July 2007, we completed enrollment in a clinical study that optimized Altropane’s image acquisition protocol which we believe will enhance Altropane’s commercial use. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program using the optimized Altropane image acquisition protocol. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit an NDA for Altropane in the U.S. will be approximately $30 million. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.
We believe in the current environment that, due to their proximity to commercialization and return on investment, late stage development programs may continue to be of significant interest to potential partners and investors. To maximize the value of our molecular imaging program, we are focusing on obtaining the funding necessary to execute the Altropane Phase III registration program. We are pursuing the capital necessary to enable us to advance the Altropane program through our own means. In parallel, we are seeking to partner our molecular imaging program with a firm or firms with the resources necessary for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, and for the launch and commercialization of Altropane. During 2010 we engaged in numerous discussions with potential development and commercialization partners for Altropane with no term sheets resulting from those discussions. Late in 2010 and early this year, a number of events occurred which have stimulated new interest in the Altropane program by potential partners. These included the purchase of Avid Radiopharmaceuticals by Eli Lilly for up to $800 million, the US approval of GE’s DaTscan product, a favorable FDA Advisory Panel review of Avid’s imaging product and EU guidance recommending imaging as first line diagnosis in dementias. We believe that these events could assist with our partnering and financing efforts for Altropane. We can provide no assurances that a partnership transaction will occur. We believe that the expansion of the program into other indications such as DLB and other countries including those in Europe could increase the value of the program for the partner and us. All of these activities require additional funding not presently available and as such have been suspended. There can be no assurance that the required funding to advance the Altropane program will be available on acceptable terms if at all.
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
Regenerative Therapeutics Program — Nerve Repair
Our nerve repair program is dormant at present with no investment being made in these technologies given our resource constraints. The program focused on product candidates that could restore movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, traumatic brain injury, or TBI, and optic nerve damage. Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At March 31, 2011 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.

Research and Development
We rely on licensing from third parties as our source for new technologies and product candidates. Research and development expenses were approximately $26,000 and $475,000 for the three months ended March 31, 2011 and 2010, respectively.
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
Going Concern Basis of Accounting
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of March 31, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Stock-Based Compensation
We measure compensation costs for all share-based awards at fair value on grant date and recognize it as expense over the requisite service period or expected performance period of the award. We estimate the fair value of stock-based awards using the Black-Scholes valuation model on the grant date. The Black-Scholes valuation model requires us to make certain assumptions and estimates concerning the expected term of the awards, the rate of return of risk-free investments, our stock price volatility, and our anticipated dividends. If any of our estimates or assumptions prove to be incorrect, our results could be materially affected.
Results of Operations
Three Months Ended March 31, 2011 and 2010
Our net loss and net loss attributable to common stockholders was $1,076,611 during the three months ended March 31, 2011 as compared with $1,858,954 during the three months ended March 31, 2010. Net loss attributable to common stockholders totaled $0.04 per share for the 2011 period as compared to $0.07 per share for the 2010 period. The decrease in net loss in the 2011 period was attributable to lower operating expenses resulting from our curtailment of operations. The decrease in net loss attributable to common stockholders on a per share basis in the 2011 period was due to the decrease in net loss in 2011 and the net increase in weighted average shares outstanding of approximately 1,213,000.
Research and development expenses were $25,596 during the three months ended March 31, 2011 as compared with $474,807during the three months ended March 31, 2010. The decrease of $449,211, or 95% for the three months ended March 31, 2011, was attributable to our scale back of operations resulting in $442,000 in reduced expenses related to Altropane PD.
General and administrative expenses were $597,597 during the three months ended March 31, 2011 as compared with $727,154 during the three months ended March 31, 2010. The decrease of $129,557, or 18% for the three months ended March 31, 2011, was attributable to (i) lower compensation and related costs of approximately $13,000 which resulted from a further reduction in headcount and lower stock-compensation expense of $14,000; and (ii) lower legal costs of approximately $20,000 and a reduction of $67,000 related to termination of consulting agreements; (iii) reduced occupancy expenses of $56,000 also contributed to the decrease in overall general and administrative expenses. The decrease was partially offset by approximately $70,000 related to an accrual adjustment recorded in 2010.
Other expense was $0 during the three months ended March 31, 2011 as compared with $966 during the three months ended March 31, 2010.
Interest expense was $453,751 during the three months ended March 31, 2011 as compared with $656,700 during the three months ended March 31, 2010. The decrease of $202,949, or 31% for the three months ended March 31, 2011, was attributable to the early extinguishment of $5,880,000 in debt during September 2010 offset by only $3,110,000 in new demand note obligations. All the Notes bear interest at the rate of 7% per annum.
Investment income was $333 during the three months ended March 31, 2011 as compared with $673 during the three months ended March 31, 2010. The decrease in the 2011 period was due to lower average cash and cash equivalent balances during the 2011 period.
Liquidity and Capital Resources
Net cash used for operating activities primarily related to our net loss, totaled $684,654 during the three months ended March 31, 2011 as compared to $951,182 during the three months ended March 31, 2010. The decrease in cash used during the 2011 period is primarily related to the decrease in net loss. Net cash provided by investing activities totaled $38 during the three months ended March 31, 2011 as compared to $15,751 during the three months ended March 31, 2010. The decrease of $15,713 in cash provided by investing activities is primarily attributable to the completion of scheduled refunds of our security deposit as of April 2010. Net cash provided by financing activities totaled $600,000 during the three months ended March 31, 2011 as compared to $800,000 during the three months ended March 31, 2010. The decrease during the 2011 period reflects our ability to further curtail spending and reduce our funding needs from our lead investor.
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
A summary of financings completed through March 31, 2011 can be found in Note 5 of these Condensed Consolidated Financial Statements. A summary of financing activities through May 13, 2011 can be found in Note 11 of these Condensed Consolidated Financial Statements.

During the three months ended March 31, 2011, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
In the future, our working capital and capital requirements will depend on numerous factors, including the progress of our research and development activities, the level of resources that we devote to the developmental, clinical, and regulatory aspects of our technologies, and the extent to which we enter into collaborative relationships with pharmaceutical and biotechnology companies.
As of March 31, 2011, we have experienced total net losses since inception of approximately $204,533,000, stockholders’ deficit of approximately $48,447,000 and a net working capital deficit of approximately $43,157,000. The cash and cash equivalents available at March 31, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At May 2, 2011, we had cash and cash equivalents of approximately $170,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2011.
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
Contractual Obligations and Commitments
The disclosures relating to our contractual obligations in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed since we filed that report.
Item 3 — Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in the market risks reported in our Annual Report on Form 10-K for the year ended December 31, 2010.
We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the three months ended March 31, 2011.
Item 4T — Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
The disclosure contained under the heading “Contingencies” in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 hereof is incorporated herein by reference.
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

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: May 13, 2011	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 13, 2011	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)