Form 10-Q
period 2011-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2011-08-11
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of August 15, 2011, there were 31,385,645 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, and for the period from inception (October 16, 1992) to June 30, 2011	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and for the period from inception (October 16, 1992) to June 30, 2011	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
Item 4 Controls and Procedures	16

Part II OTHER INFORMATION
Item 1 Legal Proceedings	16
Item 6 Exhibits	18

SIGNATURES	19
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
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

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$73,662	$98,514
Security deposits	96,163	96,163
Prepaid expenses and other current assets	38,185	14,073

Total current assets	208,010	208,750

Property and Equipment, net	20,400	47,674
Indemnity fund	115,483	115,568
Security deposits	—	88,600

Total assets	$343,893	$460,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,807,784	$3,576,809
Convertible notes payable	29,000,000	29,000,000
Notes payable	6,100,000	4,660,000
Accrued interest payable on convertible notes	5,439,720	4,714,722
Accrued interest payable on notes payable	456,983	270,759
Accrued lease (Note 6)	—	65,922

Total current liabilities	43,804,487	42,288,212

Accrued lease, excluding current portion (Note 6)	—	30,503

Total liabilities	43,804,487	42,318,715

Commitments and contingencies (Note 8)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 and 196,000 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively (liquidation preference of $300,000 at June 30, 2011)	337,751	5,428,158

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.01 par value; 79,730,000 shares authorized at June 30, 2011 and December 31, 2010; 31,385,645 and 26,785,645 issued and outstanding at June 30, 2011 and December 31, 2010, respectively.	313,856	267,856
Additional paid-in capital	151,663,800	146,611,717
Deficit accumulated during development stage	(195,776,001)	(194,165,854)

Total stockholders’ deficit	(43,798,345)	(47,286,281)

Total liabilities and stockholders’ deficit	$343,893	$460,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16, 1992)
	Three Months Ended June 30,		Six Months Ended June 30,		to
	2011	2010	2011	2010	June 30, 2011
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	58,358	206,424	83,954	681,232	116,032,233
General and administrative	571,282	755,121	1,168,879	1,483,240	67,950,821
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	629,640	961,545	1,252,833	2,164,472	196,129,598

Loss from operations	(629,640)	(961,545)	(1,252,833)	(2,164,472)	(195,229,598)
Gain on early extinguishment of debt	—	—	—	—	6,277,100
Other income (expense)	561,196	—	561,196	—	(956,682)
Interest expense, net	(465,258)	(682,665)	(919,009)	(1,339,365)	(13,569,635)
Investment income	166	407	499	1,080	7,704,814

Net loss	(533,536)	(1,643,803)	(1,610,147)	(3,502,757)	(195,774,001)
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	$(533,536)	$(1,643,803)	$(1,610,147)	$(3,502,757)	$(205,066,302)

Basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.06)	$(0.06)	$(0.13)

Weighted average common shares outstanding	28,302,129	27,055,645	27,548,076	26,318,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Six Months Ended June 30,		June 30,
	2011	2010	2011
Cash flows from operating activities:
Net loss	$(1,610,147)	$(3,502,757)	$(195,774,001)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Interest expense settled through issuance of notes payable	—	—	350,500
Net gain on early extinguishment of debt			(5,277,300)
Non-cash interest expense	—	391,413	3,966,394
Non-cash charges related to options, warrants and common stock	834	51,713	11,115,437
Amortization of financing costs	6,842	13,027	25,081
Amortization and depreciation	27,274	30,604	2,877,189
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	(24,112)	(85,246)	667,278
(Decrease) increase in accounts payable and accrued expenses	(769,025)	474,490	2,035,119
Increase in accrued interest payable	911,222	944,677	5,896,703
Decrease in accrued lease	(96,425)	(22,039)	—

Net cash used for operating activities	(1,553,537)	(1,704,118)	(158,471,056)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of fixed assets	—	—	(1,652,114)
Decrease (increase) in security deposits and other assets	88,600	34,392	(296,298)
Decrease (increase) in indemnity fund	85	103	(115,483)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	88,685	34,495	(305,858)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(8,100)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	1,440,000	1,385,000	57,685,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable	—	—	(7,749,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	1,440,000	1,385,000	158,850,576

Net (decrease) increase in cash and cash equivalents	(24,852)	(284,623)	73,662
Cash and cash equivalents, beginning of period	98,514	314,964	—
Cash and cash equivalents, end of period	$73,662	$30,341	$73,662

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406
Supplemental disclosure of non-cash financing activity:
In June 2011, 184,000 shares of the Series F convertible redeemable preferred stock with a total stockholders’ equity value of $5,240,874 were converted into an aggregate of 4,600,000 shares of the Company’s common stock. The cumulative accrued interest at the date of conversion of $640,874 was reclassified to Additional paid-in capital since the shares were no longer redeemable.
The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Notes to Condensed Consolidated Financial Statements (Unaudited)
June 30, 2011
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
As of June 30, 2011, we had experienced total net losses since inception of approximately $205,066,000, stockholders’ deficit of approximately $43,798,000 and a net working capital deficit of approximately $43,596,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at June 30, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $100,000 in cash and cash equivalents available at July 31, 2011 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2011.
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
Stock options and warrants to purchase approximately 3.6 million and 3.7 million shares of common stock were outstanding at June 30, 2011 and 2010, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. The exercise of those stock options and warrants outstanding at June 30, 2011 could potentially dilute earnings per share in the future.
3. Reporting Comprehensive Loss
Accounting Standards Codification 220, Comprehensive Income (ASC 220), establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three and six months ended June 30, 2011 and 2010 and as a result, comprehensive loss is the same as reported net loss for all periods presented.

4. Accounting for Stock-Based Compensation
We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2011, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. There was no adjustment made in January 2011.
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
Stock-based employee compensation expense recorded during the three months ended June 30, 2011 and 2010 was $0 and $36,698, respectively. Stock based employee compensation expense recorded during the six months ended June 30, 2011 and 2010 was $834 and $51,713, respectively. The $834 in expense recognized during the six months ended June 30, 2011 represents the remaining compensation costs related to non-vested stock options.
We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three and six months ended June 30, 2011 and 2010.
A summary of our outstanding stock options for the six months ended June 30, 2011 and 2010 is presented below.

	Six months ended June 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,650,443	$1.59	3,695,745	$1.63
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(5,000)	15.63	(35,162)	5.23

Outstanding at end of period	3,645,443	$1.57	3,660,583	$1.59

Options exercisable at end of period	3,645,443	$1.57	3,556,001	$1.59

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011:

		Weighted-
		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price
$1.15 — $1.36	2,713,000	2.9 years	$1.15
$2.00 — $3.00	639,980	4.2 years	2.33
$3.10 — $4.65	255,363	5.2 years	3.40
$4.99 — $6.96	28,500	2.5 years	5.47
$8.95 — $13.06	8,600	0.2 years	10.57

	3,645,443	3.2 years	$1.57
There was no intrinsic value of outstanding options and exercisable options as of June 30, 2011. There was no intrinsic value of options vested during the six months ended June 30, 2011. As of June 30, 2011, 384,172 shares were available for grant under the 2005 Plan.

5. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		June 30, 2011	December 31, 2010
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$9,000,000	$9,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	5,000,000	5,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000

Aggregate carrying value		$29,000,000	$29,000,000

Interest expense of $362,499 and $724,998 was recorded related to the convertible notes payable for the three and six months ended June 30, 2011. Interest expense of $625,290 and $1,246,306 was recorded related to the convertible notes payable for the three and six months ended June 30, 2010.
The above unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. As of June 30, 2011, the holders of this debt have not made any formal demand for payment and the Company continues to accrue interest on this obligation. However, each Purchaser is prohibited from effecting a conversion into common stock if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable there under.
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
Beneficial Conversion Feature (BCF)
Three of the unsecured promissory notes were issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the dates the agreements were entered into and resulted in the recording of a beneficial conversion feature. The Company recorded a BCF of $1,400,000 on (the “ISVP”) note and a BCF of $380,000 on (the “2008 RG”) note which was recognized as a decrease in the carrying value and an increase to additional paid-in capital. The BCF was fully recognized as interest expense using the effective interest method through December 31, 2010. Therefore, the Company did not record any interest expense related to the BCF for the three and six months ended June 30, 2011. The Company recorded $189,291 and $374,308 of interest expense related to the BCF for the three and six months ended June 30, 2010.
Promissory Notes

Demand Notes Payable to Significant Stockholder	June 30, 2011	December 31, 2010
Unsecured demand note payable; interest rate of 7% to Neurobiologics, Inc. (a subsidiary of the Company)	$1,000,000	$1,000,000
Unsecured demand note payable; interest rate of 7%: issued December 2009	350,000	350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 - December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 - June 2011	1,440,000	—

	6,100,000	4,660,000
Accrued interest	456,983	270,759

Aggregate carrying value	$6,556,983	$4,930,759

Interest expense of $100,078 and $186,224 was recorded related to the demand notes payable for the three and six months ended June 30, 2011. Interest expense of $43,030 and $72,679 was recorded related to the demand notes payable for the three and six months ended June 30, 2010.
According to a Schedule D filed with the SEC on June 7, 2011 Robert Gipson beneficially owned approximately 50% of the outstanding common stock of the Company on June 6, 2011. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule 13G/A filed with the SEC on January 12, 2010, Thomas Gipson beneficially owned approximately 20.0% of the outstanding common stock of the Company on December 31, 2009. According to a Schedule 13G/A filed with the SEC on June 7, 2011, Arthur Koenig beneficially owned approximately 7% of the outstanding common stock of the Company on June 1, 2011. According to a Schedule 13G filed with the SEC on June 7, 2011, ISVP owned approximately 9.99% of the outstanding common stock of the Company on June 1, 2011. According to a Schedule 13G filed with the SEC on June 7, 2011, Ingalls & Snyder LLC beneficially owned approximately 9.9% of the outstanding common stock of the Company on June 6, 2011.
6. Exit Activities
In September 2005, the Company relocated its headquarters from Boston to Hopkinton, Massachusetts. The Company amended its lease dated January 28, 2002 with Brentwood Properties, Inc. (the “Landlord”) for the property located on Newbury Street in Boston. In May 2011, the Landlord agreed to the termination of the Company’s lease obligation on the Newbury Street property which had been scheduled to expire on May 31, 2012. In consideration for the early termination of the lease, the Company waived all rights to the security deposit and accrued interest under the Lease Agreement of approximately $89,200.
As a result of the Company’s relocation, an expense had been recorded for the cost associated with the exit activity at its fair value in the period in which the liability was incurred. The liability recorded was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. As of the early termination date, the remaining accrual balance of approximately $76,100 was written-off resulting in net expense of $13,100 included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.

		Cash payments, net of
	December 31, 2010	sublease receipts	June 30, 2011
Lease Amendment	$96,425	$96,425	$—

Short-term portion of lease accrual	65,922		—
Long-term portion of lease accrual	$30,503		$—
For the three and six months ended June 30, 2011 the Company recorded approximately $14,100 and $17,300, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. For the three and six months ended June 30, 2010 the Company recorded approximately $5,000 and $10,400, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
7. Stockholders’ Deficit
Preferred Stock
On June 1, 2011 the Company issued to Robert L. Gipson 4,600,000 shares of its common stock in exchange for the conversion by Mr. Gipson of 184,000 shares of the Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”). Each share of the Series F Stock was converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. Each share of the Series F Stock was sold to Mr. Gipson during 2009 at a price per share of $25 yielding aggregate proceeds to the Company in 2009 of $4,600,000. The accrued interest related to the converted Series F Stock was reclassified to Additional paid-in capital on the books of the Company as a result of the conversion. As of June 30, 2011, there remained 12,000 shares of Series F Stock still outstanding and held by Mr. Gipson.
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
     Level 2 — other significant observable inputs, including quoted prices for similar securities, interest rates and credit risk,
     Level 3 — significant unobservable inputs, including our own assumptions in determining fair value
The following table summarizes the financial assets that we measured at fair value at June 30, 2011 and December 31, 2010. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the six months ended June 30, 2011. No transfers occurred between Level 1 and Level 2 assets for the six months ended June 30, 2011.

	June 30, 2011	Input	December 31, 2010	Input
	Fair Value	Level	Fair Value	Level
Cash and money market funds — current assets	$73,662	Level 1	$98,514	Level 1
Indemnity fund-restricted money market funds	115,483	Level 1	115,568	Level 1

	$189,145		$214,082

It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.08 as of June 30, 2011.
11. New Accounting Pronouncements
The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.
12. Subsequent Events
We evaluated all events or transactions that occurred after June 30, 2011 up through the date we issued these financial statements. In July, 2011 we borrowed the principal sum of $200,000 from Robert Gipson. The funds borrowed are secured by demand promissory notes issued to Mr. Gipson that bear interest at the rate of 7% per annum.
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

At June 30, 2011, we were considered a “development stage enterprise” as defined in Accounting Standards Codification (ASC) 915-10. “Development Stage Entities” and will continue to be so until we commence commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through June 30, 2011.
As of June 30, 2011, we have experienced total net losses since inception of approximately $205,066,000, stockholders’ deficit of approximately $43,798,000 and a net working capital deficit of approximately $43,596,000. The cash and cash equivalents available at June 30, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At July 31, 2011, we had cash and cash equivalents of approximately $100,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures through August, 2011.
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
Regenerative Therapeutics Program — Nerve Repair
Our nerve repair program is dormant at present with no investment being made in these technologies given our resource constraints. The program focused on product candidates that could restore movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, traumatic brain injury, or TBI, and optic nerve damage. Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At June 30, 2011 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
Research and Development
We rely on licensing from third parties as our source for new technologies and product candidates. Research and development expenses were approximately $58,000 and $206,000 for the three months ended June 30, 2011 and 2010, respectively. Research and development expenses were approximately $84,000 and $681,000 for the six months ended June 30, 2011 and 2010, respectively.
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
Going Concern Basis of Accounting
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of June 30, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Results of Operations
Three Months Ended June 30, 2011 and 2010
Our net loss and net loss attributable to common stockholders was $533,536 during the three months ended June 30, 2011 as compared with $1,643,803 during the three months ended June 30, 2010. Net loss attributable to common stockholders totaled $0.02 per share for the 2011 period as compared to $0.06 per share for the 2010 period. The decrease in net loss and net loss attributable to common stockholders in the 2011 period was primarily related to lower operating expenses resulting from our further curtailment of operations and the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing organization.
Research and development expenses were $58,358 during the three months ended June 30, 2011 as compared with $206,424 during the three months ended June 30, 2010. The decrease of $148,066, or 72% for the three months ended June 30, 2011, was attributable to our curtailed spending related to Altropane until additional funding can be obtained.
General and administrative expenses were $571,282 during the three months ended June 30, 2011 as compared with $755,121 during the three months ended June 30, 2010. The decrease of $183,839, or 24% for the three months ended June 30, 2011, was attributable to (i) lower compensation and related costs of approximately $24,000 which resulted from a further reduction in headcount and lower stock compensation expense of $37,000; and (ii) lower legal costs of approximately $45,000 and a reduction of $70,000 related to the termination of consulting agreements.
Other income was $561,196 during the three months ended June 30, 2011 as compared with $0 during the three months ended June 30, 2010. The increase in other income resulted from the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing organization.
Interest expense was $465,258 during the three months ended June 30, 2011 as compared with $682,665 during the three months ended June 30, 2010. The decrease of $217,407, or 32% for the three months ended June 30, 2011, was attributable to the early extinguishment of $5,880,000 in debt during September 2010 bearing interest of 5% per annum. The decrease in interest expense related to this transaction was partially offset by approximately $2,165,000 in new demand note obligations which bear interest at the rate of 7% per annum. Also contributing to the decrease in interest expense for the three months ended June 30, 2011, was that no interest expense related to the beneficial conversion feature was recorded as compared with approximately $189,000 of interest expense recorded for the three months ended June 30, 2010.
Investment income was $166 during the three months ended June 30, 2011 as compared with $407 during the three months ended June 30, 2010. The decrease in investment income during the three months ended June 30, 2011 was due to lower average cash and cash equivalent balances during the period.
Six Months Ended June 30, 2011 and 2010
Our net loss and net loss attributable to common stockholders was $1,610,147 during the six months ended June 30, 2011 as compared with $3,502,757 during the six months ended June 30, 2010. Net loss attributable to common stockholders totaled $0.06 per share for the 2011 period as compared to $0.13 per share for the 2010 period. The decrease in net loss and net loss attributable to common stockholders in the 2011 period was primarily due to lower operating expenses resulting from our further curtailment of operations pending additional funding and the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing organization.
Research and development expenses were $83,954 during the six months ended June 30, 2011 as compared with $681,232 during the six months ended June 30, 2010. The decrease of $597,278, or 88% for the six months ended June 30, 2011, was primarily attributable to our curtailed spending related to Altropane until additional funding can be obtained.
General and administrative expenses were $1,168,879 during the six months ended June 30, 2011 as compared with $1,483,240 during the six months ended June 30, 2010. The decrease of $314,361, or 21% for the six months ended June 30, 2011, was primarily related to (i) lower compensation and related costs of approximately $37,000 which resulted from additional reductions in headcount and lower stock compensation expense of $51,000; (ii) lower legal costs of approximately $65,000; (iii) a reduction in overhead costs of $59,000; and (iv) a reduction of $140,000 related to the termination of consulting agreements. The decrease was partially offset by approximately $70,000 related to an accrual adjustment recorded in 2010.
Other income was $561,196 during the six months ended June 30, 2011 as compared with $0 during the six months ended June 30, 2010. The increase in other income resulted from the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing organization
Interest expense was $919,009 during the six months ended June 30, 2011 as compared with $1,339,365 during the six months ended June 30, 2010. The decrease of $420,356 or 31% for the six months ended June 30, 2011, was attributable to the early extinguishment of $5,880,000 in debt during September 2010 bearing interest of 5% per annum. The decrease in interest expense related to this transaction was partially offset by approximately $2,165,000 in new demand note obligations which bear interest at the rate of 7% per annum. Also contributing to the decrease in interest expense for the six months ended June 30, 2011, was that no interest expense related to the beneficial conversion feature was recorded as compared with approximately $374,000 of interest expense recorded for the six months ended June 30, 2010.
Investment income was $499 during the six months ended June 30, 2011 as compared with $1,080 during the six months ended June 30, 2010. The decrease in investment income during the six months ended June 30, 2011 was primarily due to lower average cash and cash equivalent balances during the period.
Liquidity and Capital Resources
As of June 30, 2011, we have experienced total net losses since inception of approximately $205,066,000, stockholders’ deficit of approximately $43,798,000 and a net working capital deficit of approximately $43,596,000. The cash and cash equivalents available at June 30, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At July 31, 2011, we had cash and cash equivalents of approximately $100,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through August 2011.
Operating Activities
Net cash used for operating activities was $1,553,537 for the six months ended June 30, 2011 compared to $1,704,118 for the six months ended June 30, 2010. The decrease was primarily attributable to the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing organization and our lower operating expenses due to our further curtailment of operations pending additional funding.
Investing Activities
Investing activities provided cash of $88,685 for the six months ended June 30, 2011, compared to $34,495 of cash provided by investing activities for the six months ended June 30, 2010.
Cash provided by investing activities during the six months ended June 30, 2011 reflects refund of our security deposit of $88,600 used to satisfy the remaining lease obligation on the Newbury Street property.
Cash provided by investing activities during the six months ended June 30, 2010 primarily reflects the scheduled refunds of security deposits in the amount of $34,392.
Financing Activities
Financing activities provided cash of $1,440,000 for the six months ended June 30, 2011, compared to $1,385,000 for the six months ended June 30, 2010.
Cash provided by financing activities for the six months ended June 30, 2011 and 2010 reflect the proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum
To date, we have dedicated most of our financial resources to the research and development of our product candidates, general and administrative expenses (including costs related to obtaining and protecting patents). Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale and issuance of preferred stock, common stock, promissory notes and convertible debentures.
During the six months ended June 30, 2011, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
A summary of financings completed through June 30, 2011 can be found in Note 5 of these Condensed Consolidated Financial Statements. A summary of financing activities through August xx, 2011 can be found in Note 12 of these Condensed Consolidated Financial Statements.

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
We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 5 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the six months ended June 30, 2011.
Item 4 — Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
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

Item 6 — Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposed of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: August 11, 2011	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 11, 2011	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)