Form 10-Q
period 2011-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2011-11-10
CIK 94784

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of November 9, 2011, there were 31,744,145 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.
FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3
Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, and for the period from inception (October 16, 1992) to September 30, 2011	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and for the period from inception (October 16, 1992) to September 30, 2011	5
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 Controls and Procedures	21

Part II OTHER INFORMATION	21
Item 1 Legal Proceedings	21
Item 6 Exhibits	22

SIGNATURES	23
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT
     In this report, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Quarterly Report on Form 10-Q: Alseres™ and Altropane ®. All other trade names, trademarks or service marks appearing in this Quarterly Report on Form 10-Q are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

Part I — FINANCIAL INFORMATION
Item 1 — Financial Statements
Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$86,129	$98,514
Short-term investments	58,814	—
Security deposits	71,106	96,163
Prepaid expenses and other current assets	46,932	14,073

Total current assets	262,981	208,750

Property and Equipment, net	3,009	47,674
Indemnity fund	115,424	115,568
Security deposits	—	88,600

Total assets	$381,414	$460,592

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,318,208	$3,576,809
Convertible notes payable	29,000,000	29,000,000
Notes payable	6,600,000	4,660,000
Accrued interest payable on convertible notes	5,802,219	4,714,722
Accrued interest payable on notes payable	569,501	270,759
Accrued lease (Note 7)	—	65,922

Total current liabilities	44,289,928	42,288,212

Accrued lease, excluding current portion (Note 7)	—	30,503

Total liabilities	44,289,928	42,318,715

Commitments and contingencies (Note 9)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 and 196,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively (liquidation preference of $300,000 at September 30, 2011)	343,150	5,428,158

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock, $.01 par value; 79,730,000 shares authorized at September 30, 2011 and December 31, 2010; 31,744,145 and 26,785,645 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	317,441	267,856
Additional paid-in capital	151,683,602	146,611,717
Deficit accumulated during development stage	(196,252,707)	(194,165,854)

Total stockholders’ deficit	(44,251,664)	(47,286,281)

Total liabilities and stockholders’ deficit	$381,414	$460,592

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Operations
(Unaudited)

					From Inception
					(October 16, 1992)
	Three Months Ended September 30,		Nine Months Ended September 30,		to
	2011	2010	2011	2010	September 30, 2011
Revenues	$—	$—	$—	$—	$900,000
Operating expenses:
Research and development	24,426	95,745	108,380	776,977	116,056,659
General and administrative	512,453	637,920	1,681,332	2,121,160	68,463,274
Purchased in-process research and development	—	—	—	—	12,146,544

Total operating expenses	536,879	733,665	1,789,712	2,898,137	196,666,477

Loss from operations	(536,879)	(733,665)	(1,789,712)	(2,898,137)	(195,766,477)

Gain on early extinguishment of debt	—	6,277,100	—	6,277,100	6,277,100
Other income (expense)	58,814	—	620,009	—	(897,869)
Interest expense, net	(475,607)	(710,732)	(1,394,616)	(2,050,098)	(14,045,242)
Investment income	129	448	629	1,529	7,704,944
Forgiveness of debt	476,837	—	476,837	—	476,837
Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stockholders	—	—	—	—	(1,229,589)

Net income (loss)	$(476,706)	$4,833,151	$(2,086,853)	$1,330,394	$(205,543,008)

Net income (loss) per share, basic	$(0.02)	$0.15	$(0.07)	$0.03

Net income (loss) per share, diluted	$(0.02)	$0.13	$(0.07)	$0.03

Weighted average common shares, basic	31,662,313	27,055,645	28,934,559	26,566,634

Weighted average common shares, diluted	31,662,313	31,955,645	28,934,559	31,466,634

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.
(A Development Stage Enterprise)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			(October 16,
			1992) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011
Cash flows from operating activities:
Net income (loss)	$(2,086,853)	$1,330,394	$(196,250,707)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	3,391	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	28,680	—	28,680
Forgiveness of debt	(476,837)	—	(476,837)
Net gain on early extinguishment of debt	—	(5,277,300)	(5,277,300)
Non-cash gain on restricted stock valuation	(58,814)	—	(58,814)
Non-cash interest expense	—	621,406	3,966,394
Non-cash charges related to options, warrants and common stock	834	56,717	11,115,437
Amortization of financing costs	6,948	15,635	25,187
Amortization and depreciation	40,217	44,727	2,890,132
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(32,859)	(47,727)	658,531
(Decrease) increase in accounts payable and accrued expenses	(781,764)	521,701	2,022,380
Increase in accrued interest payable	1,386,239	425,213	6,371,720
Decrease in accrued lease	(96,425)	(36,492)	—

Net cash used for operating activities	(2,067,243)	(2,345,726)	(158,984,762)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	(2,373)	—	(1,654,487)
Proceeds from the sale of property and equipment	3,430	—	3,430
Decrease (increase) in security deposits and other assets	113,657	31,866	(271,241)
Decrease (increase) in indemnity fund	144	122	(115,424)
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	114,858	31,988	(279,685)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(8,100)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	1,940,000	2,735,000	58,185,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	(602,700)	(7,749,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	1,940,000	2,132,300	159,350,576

			From Inception
			(October 16,
			1992) to
	Nine Months Ended September 30,		September 30,
	2011	2010	2011
Net (decrease) increase in cash and cash equivalents	(12,385)	(181,438)	86,129
Cash and cash equivalents, beginning of period	98,514	314,964	—

Cash and cash equivalents, end of period	$86,129	$133,526	$86,129

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406

Supplemental disclosure of non-cash financing activity:
Accrued expenses satisfied with the issuance of stock	$28,680	$—
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
September 30, 2011
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
As of September 30, 2011, we had experienced total net losses since inception of approximately $205,543,000, stockholders’ deficit of approximately $44,252,000 and a net working capital deficit of approximately $44,027,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at September 30, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $60,000 in cash and cash equivalents available at October 31, 2011 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into November 2011.
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
2. Short-term investments
In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. In February of 2006 the 25,000 shares of Series A Preferred Stock were converted into 25,000 shares of common stock of FluoroPharam as part of a refinancing transaction. The Company had been accounting for this investment under the cost method, and as such had no value ascribed for this investment in the Condensed Consolidated Balance Sheet at December 30, 2010.
On May 16, 2011, FluoroPharma Medical, Inc. f/k/a Commercial E-Waste Management, Inc., a Nevada corporation (“FPM”), entered into an Agreement and Plan of Merger and Merger (the “Merger Agreement”) by and among FPM, FluoroPharma, Inc., a Delaware corporation (“FPI”), and FPI Merger Corporation., a newly formed, wholly owned Delaware subsidiary of FPM (“MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on May 16, 2011, MergoCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM. In June 2011 FluoroPharma Medical, Inc. stock began trading on the Pink Sheets OTC Market under the symbol FPMI.
On September 16, 2011, the Company was issued 39,209 restricted shares of FluoroPharma Medical, Inc. with a closing price of $1.88 on September 30, 2011. Although these shares remain restricted under Rule 144 and have very light trading volume since they began trading in

June 2011, these shares are now considered marketable securities and are no longer accounted for under the cost method. Due to the shares trading restrictions and light trading volume the shares have been recorded in the Condensed Consolidated Balance Sheet at September 30, 2011 at a 20% discount or $1.50 per share for an aggregate value of $58,414.
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
In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the three and nine months ended September 30, 2011.

	Three months ended September 30,
Basic and diluted net income (loss) per share	2011	2010
Net income (loss)	$(476,706)	$4,833,151
Less: Accretion of Preferred stock	—	(86,455)
Less: Income allocated to convertible preferred shares	—	(727,847)

Income (loss) available to common stockholders for the purpose of calculating basic & diluted EPS	$(476,706)	$4,018,849

Weighted average common shares, basic	31,662,313	27,055,645
Dilutive effect of Series F preferred share conversion	—	4,900,000

Weighted average common shares, diluted	31,662,313	31,955,645

Net income (loss) per share, basic	$(0.02)	$0.15
Net income (loss) per share, diluted	$(0.02)	$0.13

	Nine months ended September 30,
Basic and diluted net income (loss) per share	2011	2010
Net income (loss)	$(2,086,853)	$1,330,394
Less: Accretion of Preferred stock	—	(256,545)
Less: Income allocated to convertible preferred shares	—	(167,220)

Income (loss) available to common stockholders for the purpose of calculating basic & diluted EPS	$(2,086,853)	$906,629

Weighted average common shares, basic	28,934,559	26,566,634
Dilutive effect of Series F preferred share conversion	—	4,900,000

Weighted average common shares, diluted	28,934,559	31,466,634

Net income (loss) per share, basic	$(0.07)	$0.03
Net income (loss) per share, diluted	$(0.07)	$0.03

4. Reporting Comprehensive Income (Loss)
Accounting Standards Codification 220, Comprehensive Income (ASC 220), establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. The Company had no such items for the three and nine months ended September 30, 2011 and 2010 and as a result, comprehensive income (loss) is the same as reported net income (loss) for all periods presented.
5. Accounting for Stock-Based Compensation
We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2011, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. There was no adjustment made in January 2011.
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
Stock-based employee compensation expense recorded during the three months ended September 30, 2011 and 2010 was $0 and $5,004, respectively. Stock based employee compensation expense recorded during the nine months ended September 30, 2011 and 2010 was $834 and $56,717, respectively. The $834 in expense recognized during the nine months ended September 30, 2011 represents the remaining compensation costs related to non-vested stock options.
We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three and nine months ended September 30, 2011 and 2010.
A summary of our outstanding stock options for the nine months ended September 30, 2011 and 2010 is presented below.

	Nine months ended September 30,
	2011		2010
		Weighted-		Weighted-
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at beginning of year	3,650,443	$1.59	3,695,745	$1.63
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(7,963)	14.23	(35,302)	5.25

Outstanding at end of period	3,642,480	$1.56	3,660,443	$1.59

Options exercisable at end of period	3,642,480	$1.56	3,562,111	$1.59

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011:

		Weighted-
		Average	Weighted-
		Remaining	Average
	Number	Contractual	Exercise
Range of Exercise Prices	Outstanding	Life	Price
$1.15 — $1.36	2,713,000	2.6 years	$1.15
$2.00 — $3.00	639,980	3.9 years	2.33
$3.10 — $4.65	255,000	5.0 years	3.40
$4.99 — $6.96	28,500	2.3 years	5.47
$8.95 — $13.06	6,000	0.0 years	9.50

	3,642,480	3.0 years	$1.56
There was no intrinsic value of outstanding options and exercisable options as of September 30, 2011. There was no intrinsic value of options vested during the nine months ended September 30, 2011. As of September 30, 2011, 384,172 shares were available for grant under the 2005 Plan.
6. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		September 30, 2011	December 31, 2010
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$9,000,000	$9,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	5,000,000	5,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000

Aggregate carrying value		$29,000,000	$29,000,000

Interest expense of $362,499 and $1,087,497 was recorded related to the convertible notes payable for the three and nine months ended September 30, 2011. Interest expense of $652,927 and $1,899,233 was recorded related to the convertible notes payable for the three and nine months ended September 30, 2010.
The above unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. As of September 30, 2011, the holders of this debt have not made any formal demand for payment and the Company continues to accrue interest on this obligation. However, each Purchaser is prohibited from effecting a conversion into common stock if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable there under.
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

Beneficial Conversion Feature (BCF)
Three of the unsecured promissory notes were issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the dates the agreements were entered into and resulted in the recording of a beneficial conversion feature. The Company recorded a BCF of $1,400,000 on (the “ISVP”) note and a BCF of $380,000 on (the “2008 RG”) note which was recognized as a decrease in the carrying value and an increase to additional paid-in capital. The BCF was fully recognized as interest expense using the effective interest method through December 31, 2010. Therefore, the Company did not record any interest expense related to the BCF for the three and nine months ended September 30, 2011. The Company recorded $229,995 and $604,303 of interest expense related to the BCF for the three and nine months ended September 30, 2010.
Promissory Notes

Demand Notes Payable to Significant Stockholder	September 30, 2011	December 31, 2010
Unsecured demand note payable; interest rate of 7% to Neurobiologics, Inc. (a subsidiary of the Company)	$1,000,000	$1,000,000
Unsecured demand note payable; interest rate of 7%: issued December 2009	350,000	350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 - December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 - September 2011	1,940,000	—

	6,600,000	4,660,000
Accrued interest	569,501	270,759

Aggregate carrying value	$7,169,501	$4,930,759

Interest expense of $112,518 and $298,742 was recorded related to the demand notes payable for the three and nine months ended September 30, 2011. Interest expense of $57,404 and $130,083 was recorded related to the demand notes payable for the three and nine months ended September 30, 2010.
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

		Cash
		payments,
		net of
	December 31,	sublease	September 30,
	2010	receipts	2011
Lease Amendment	$96,425	$96,425	$—

Short-term portion of lease accrual	65,922		—
Long-term portion of lease accrual	$30,503		$—

For the three and nine months ended September 30, 2011 the Company recorded approximately $0 and $17,300, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2010 the Company recorded approximately $4,500 and $15,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Condensed Consolidated Statements of Operations.
8. Stockholders’ Deficit
Preferred Stock
On June 1, 2011 the Company issued to Robert L. Gipson 4,600,000 shares of its common stock in exchange for the conversion by Mr. Gipson of 184,000 shares of the Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”). Each share of the Series F Stock was converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. Each share of the Series F Stock was sold to Mr. Gipson during 2009 at a price per share of $25 yielding aggregate proceeds to the Company in 2009 of $4,600,000. The accrued interest related to the converted Series F Stock was reclassified to Additional paid-in capital on the books of the Company as a result of the conversion. As of September 30, 2011, there remained 12,000 shares of Series F Stock still outstanding and held by Mr. Gipson.
Common Stock
In July 2011, four former board members signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. At the time of the agreements a total of $358,500 was owed to John Preston, Henry Brem, Gary Frashier and Robert Langer for board fees and consulting fees. Per the agreements, each member would be issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions a total of 358,500 shares of Company stock were issued. The issuance of these shares and the forgiveness of approximately $328,000 in debt resulted in approximately $356,000 in reduction in accrued expenses that had been included in the Condensed Consolidated Balance Sheet at June 30, 2011.
9. Commitments and Contingencies
We recognize and disclose commitments when we enter into executed contractual obligations with third parties. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.
License Agreements
The Company has entered into license agreements (the “Harvard License Agreements”) with Harvard University and its affiliated hospitals (“Harvard and its Affiliates”) to acquire the exclusive worldwide rights to certain technologies within its molecular imaging and neurodegenerative disease programs. The Harvard License Agreements obligate the Company to pay up to an aggregate of approximately $850,000 in milestone payments in the future. The future milestone payments are generally payable only upon achievement of certain regulatory milestones.
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
     Level 2 — other significant observable inputs, including quoted prices for similar securities, interest rates and credit risk,
     Level 3 — significant unobservable inputs, including our own assumptions in determining fair value
The following table summarizes the financial assets that we measured at fair value at September 30, 2011 and December 31, 2010. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the nine months ended September 30, 2011. No transfers occurred between Level 1 and Level 2 assets for the nine months ended September 30, 2011.

	September 30, 2011	Input	December 31, 2010	Input
	Fair Value	Level	Fair Value	Level
Cash and money market funds — current assets	$86,129	Level 1	$98,514	Level 1
Indemnity fund-restricted money market funds	115,424	Level 1	115,568	Level 1
Short-term investments	58,814	Level 2	—	Level 2

	$259,967		$214,082

It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.06 as of September 30, 2011.
12. New Accounting Pronouncements
The Company has reviewed all recently issued, but not effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.
13. Subsequent Events
We evaluated all events or transactions that occurred after September 30, 2011 up through the date we issued these financial statements. In October 2011, we borrowed the principal sum of $100,000 from Robert Gipson. The funds borrowed are secured by a demand promissory note issued to Mr. Gipson that bears interest at the rate of 7% per annum.
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
At September 30, 2011, we were considered a “development stage enterprise” as defined in Accounting Standards Codification (ASC) 915-10 “Development Stage Entities“and will continue to be so until we commence commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through September 30, 2011.
As of September 30, 2011, we have experienced total net losses since inception of approximately $205,543,000, stockholders’ deficit of approximately $44,252,000 and a net working capital deficit of approximately $44,027,000. The cash and cash equivalents available at September 30, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At October 31, 2011, we had cash and cash equivalents of approximately $60,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures into November, 2011.
In order to continue as a going concern and fund the approximately $30 million of investment required to complete the Altropane U.S. clinical trial program, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt orequity securities to certain of our existing investors described below in Liquidity and Capital Resources. If we are unable to raise additional or sufficient capital, we will need to cease operations or reduce, cease or delay one or more of our research or development programs, adjust our current business plan and may not be able to continue as a going concern. Additionally, our common stock was delisted from trading on the NASDAQ Capital Market as a result of our failure to meet continued listing requirements of NASDAQ. On May 8, 2009 we began trading on the Pink Sheets OTC Market. This delisting has had an adverse affect on our ability to obtain future financing and has adversely impacted our stock price and the liquidity of our common stock. Our ability to advance our clinical programs, including the development of Altropane, is affected by the availability of financial resources. Financial considerations have caused us to suspend planned development activities for our clinical and preclinical programs until we are able to secure additional working capital. If we are not able to raise additional capital, we will not have sufficient funds to complete the clinical trial programs for Altropane.
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
Regenerative Therapeutics Program — Nerve Repair
Our nerve repair program is dormant at present with no investment being made in these technologies given our resource constraints. The program focused on product candidates that could restore movement and sensory function in patients who have had significant loss of CNS function resulting from traumas such as SCI, stroke, traumatic brain injury, or TBI, and optic nerve damage. Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by CMCC of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. At September 30, 2011 CMCC was owed a total of approximately $77,000 in license fees and legal costs associated with the licenses. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.
Research and Development
We rely on licensing from third parties as our source for new technologies and product candidates. Research and development expenses were approximately $24,000 and $96,000 for the three months ended September 30, 2011 and 2010, respectively. Research and development expenses were approximately $108,000 and $777,000 for the nine months ended September 30, 2011 and 2010, respectively.

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
Going Concern Basis of Accounting
The consolidated financial statements have been prepared on the basis that we will continue as a going concern. We have incurred significant operating losses and negative cash flows from operating activities since our inception. As of September 30, 2011, these conditions raised substantial doubt as to our ability to continue as a going concern. There can be no assurance that we will be successful in our efforts to raise additional capital or that we will be able to continue as a going concern. The condensed consolidated financial statements do not include any adjustments relating to the recoverability of the carrying amount of the recorded assets or the amount of liabilities that might result from the outcome of this uncertainty. In the event that we concluded that we would not be able to continue as a going concern, we would potentially present our financial statements on a liquidation basis of accounting.
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
Results of Operations
Three Months Ended September 30, 2011 and 2010
Our net loss was $476,706 during the three months ended September 30, 2011 as compared with net income of $4,833,151 during the three months ended September 30, 2010. The net loss for the three months ended September 30, 2011 resulted from operating expenses of approximately $537,000 and interest expense of approximately $476,000 which were partially offset by the forgiveness of debt of $476,837. Net income for the three months ended September 30, 2010 was attributable to the recording of a gain on the early extinguishment of debt of $6,277,100 that was offset by an operating loss of approximately $734,000 and interest expense of approximately $711,000.
Research and development expenses were $24,426 during the three months ended September 30, 2011 as compared with $95,745 during the three months ended September 30, 2010. The decrease of $71,319, or 74% for the three months ended September 30, 2011, was attributable to contract terminations related to our curtailed spending on Altropane until additional funding can be obtained.
General and administrative expenses were $512,453 during the three months ended September 30, 2011 as compared with $637,920 during the three months ended September 30, 2010. The decrease of $125,467, or 20% for the three months ended September 30, 2011, was attributable to (i) lower compensation and related costs of approximately $104,000 which resulted from a reduction in headcount and lower stock compensation expense of $5,000; and (ii) a further reduction in overhead expenses of approximately $28,000 which was partially offset by an increase in legal costs of approximately $13,000.
Forgiveness of debt totaling $476,837 was recorded during the three months ended September 30, 2011 as compared with $0 during the three months ended September 30, 2010. In July 2011, four former board members signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. At the time of the agreements a total of $358,500 was owed the four former board members for Board fees and consulting fees. Per the agreements, each member would be issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions $327,570 was recorded as forgiveness of debt. In July 2011, Michael Mullen and William Guinness, our two current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. At the time of the agreements, approximately $172,000 was owed to the two board members who agreed to a reduced payment of $22,400. As a result of these transactions approximately $149,000 was recorded as forgiveness of debt.
Interest expense was $475,607 during the three months ended September 30, 2011 as compared with $710,732 during the three months ended September 30, 2010. The decrease of $235,125, or 33% for the three months ended September 30, 2011, was attributable to the early extinguishment of $5,880,000 in debt during September 2010 bearing interest of 5% per annum. The decrease in interest expense related to this transaction was partially offset by approximately $2,515,000 in new demand note obligations which bear interest at the rate of 7% per annum. Also contributing to the decrease in interest expense for the three months ended September 30, 2011, was that no interest expense related to the beneficial conversion feature was recorded as compared with approximately $230,000 of interest expense recorded for the three months ended September 30, 2010.
Investment income was $129 during the three months ended September 30, 2011 as compared with $448 during the three months ended September 30, 2010. The decrease in investment income during the three months ended September 30, 2011 was due to lower average cash and cash equivalent balances during the period.
Other income was $58,814 during the three months ended September 30, 2011 as compared to $0 during the three months ended September 30, 2010. In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. In February of 2006 the 25,000 shares of Series A Preferred Stock were converted into 25,000 shares of common stock of FluoroPharam as part of a refinancing transaction. The Company had been accounting for this investment under the cost method, and as such had no value ascribed for this investment in the Condensed Consolidated Balance Sheet at December 30, 2010.
On May 16, 2011, FluoroPharma Medical, Inc. f/k/a Commercial E-Waste Management, Inc., a Nevada corporation (“FPM”), entered into an Agreement and Plan of Merger and Merger (the “Merger Agreement”) by and among FPM, FluoroPharma, Inc., a Delaware corporation (“FPI”), and FPI Merger Corporation., a newly formed, wholly owned Delaware subsidiary of FPM (“MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on May 16, 2011, MergoCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM. In June 2011 FluoroPharma Medical, Inc. stock began trading on the Pink Sheets OTC Market under the symbol FPMI.

On September 16, 2011, the Company was issued 39,209 restricted shares of FluoroPharma Medical, Inc. with a closing price of $1.88 on September 30, 2011. Although these shares remain restricted under Rule 144 and have very light trading volume since they began trading in June 2011, these shares are now considered marketable securities and are no longer accounted for under the cost method. Due to the shares trading restrictions and light trading volume the shares have been recorded in the Condensed Consolidated Balance Sheet at September 30, 2011 at a 20% discount or $1.50 per share. The change in accounting for the value of these shares resulted in recording a gain of $58,814.
Nine Months Ended September 30, 2011 and 2010
Our net loss was $2,086,853 during the nine months ended September 30, 2011 as compared with net income of $1,330,394 during the nine months ended September 30, 2010. The net loss for the nine months ended September 30, 2011 resulted from operating expenses of approximately $1,790,000 and interest expense of approximately $1,395,000 which were partially offset by the forgiveness of debt of $476,837 and the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing operation. Net income for the nine months ended September 30, 2010 was attributable to the recording of a gain on the early extinguishment of debt of $6,277,100 that was offset by an operating loss of approximately $2,898,000 and interest expense of approximately $2,050,000.
Research and development expenses were $108,380 during the nine months ended September 30, 2011 as compared with $776,977 during the nine months ended September 30, 2010. The decrease of $668,597, or 86% for the nine months ended September 30, 2011, was primarily attributable to contract terminations related to our curtailed spending on Altropane until additional funding can be obtained.
General and administrative expenses were $1,681,332 during the nine months ended September 30, 2011 as compared with $2,121,160 during the nine months ended September 30, 2010. The decrease of $439,828, or 21% for the nine months ended September 30, 2011, was primarily related to (i) lower compensation and related costs of approximately $141,000 which resulted from a reduction in headcount and lower stock compensation expense of $56,000; (ii) lower legal costs of approximately $52,000; (iii) a reduction in overhead costs of $87,000; and (iv) a reduction of $160,000 related to the termination of consulting agreements. The decrease was partially offset by approximately $70,000 related to an accrual adjustment recorded in 2010.
Other income was $620,009 during the nine months ended September 30, 2011 as compared with $0 during the nine months ended September 30, 2010. The increase in other income resulted from the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturing organization and an increase of $58,814 related to the change in accounting for the value of the FluoroPharma Medical Inc. shares. In July 2005, the Company reached an agreement with FluoroPharma to terminate a development agreement between the Company and FluoroPharma in exchange for 25,000 shares of FluoroPharma Series A Preferred Stock. In February of 2006 the 25,000 shares of Series A Preferred Stock were converted into 25,000 shares of common stock of FluoroPharam as part of a refinancing transaction. The Company had been accounting for this investment under the cost method, and as such had no value ascribed for this investment in the Condensed Consolidated Balance Sheet at December 30, 2010.
On May 16, 2011, FluoroPharma Medical, Inc. f/k/a Commercial E-Waste Management, Inc., a Nevada corporation (“FPM”), entered into an Agreement and Plan of Merger and Merger (the “Merger Agreement”) by and among FPM, FluoroPharma, Inc., a Delaware corporation (“FPI”), and FPI Merger Corporation., a newly formed, wholly owned Delaware subsidiary of FPM (“MergerCo”). Upon closing of the merger transaction contemplated under the Merger Agreement (the “Merger”), on May 16, 2011, MergoCo merged with and into FPI, and FPI, as the surviving corporation, became a wholly owned subsidiary of FPM. In June 2011 FluoroPharma Medical, Inc. stock began trading on the Pink Sheets OTC Market under the symbol FPMI.
On September 16, 2011, the Company was issued 39,209 restricted shares of FluoroPharma Medical, Inc. with a closing price of $1.88 on September 30, 2011. Although these shares remain restricted under Rule 144 and have very light trading volume since they began trading in June 2011, these shares are now considered marketable securities and are no longer accounted for under the cost method. Due to the shares trading restrictions and light trading volume the shares have been recorded in the Condensed Consolidated Balance Sheet at September 30, 2011 at a 20% discount or $1.50 per share. The change in accounting for the value of these shares resulted in recording a gain of $58,814.
Forgiveness of debt totaling $476,837 was recorded during the three months ended September 30, 2011 as compared with $0 during the three months ended September 30, 2010. In July 2011, four former board members signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. At the time of the agreements a total of $358,500 was owed the four former board members for Board fees and consulting fees. Per the agreements, each member would be issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions $327,570 was recorded as forgiveness of debt. In July 2011, Michael Mullen and William Guinness, our two current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. At the time of the agreements, approximately $172,000 was owed to the two board members who agreed to a reduced payment of $22,400. As a result of these transactions approximately $149,000 was recorded as forgiveness of debt.
Interest expense was $1,394,616 during the nine months ended September 30, 2011 as compared with $2,050,098 during the nine months ended September 30, 2010. The decrease of $655,482 or 32% for the nine months ended September 30, 2011, was attributable to the early extinguishment of $5,880,000 in debt during September 2010 bearing interest of 5% per annum. The decrease in interest expense related to this transaction was partially offset by approximately $2,515,000 in new demand note obligations which bear interest at the rate of 7% per annum. Also contributing to the decrease in interest expense for the nine months ended September 30, 2011, was that no interest expense related to the beneficial conversion feature was recorded as compared with approximately $604,000 of interest expense recorded for the nine months ended September 30, 2010.

Investment income was $629 during the nine months ended September 30, 2011 as compared with $1,529 during the nine months ended September 30, 2010. The decrease in investment income during the nine months ended September 30, 2011 was primarily due to lower average cash and cash equivalent balances during the period.
Liquidity and Capital Resources
As of September 30, 2011, we have experienced total net losses since inception of approximately $205,543,000, stockholders’ deficit of approximately $44,252,000 and a net working capital deficit of approximately $44,027,000. The cash and cash equivalents available at September 30, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At October 31, 2011, we had cash and cash equivalents of approximately $60,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into November 2011.
Operating Activities
Net cash used for operating activities was $2,067,243 for the nine months ended September 30, 2011 compared to $2,345,726 for the nine months ended September 30, 2010. The decrease in cash used for operating activities relates to our curtailment of operations, pending additional funding.
Investing Activities
Investing activities provided cash of $114,858 for the nine months ended September 30, 2011, compared to $31,988 of cash provided by investing activities for the nine months ended September 30, 2010.
Cash provided by investing activities during the nine months ended September 30, 2011 reflects the refund of our security deposit of $88,600 used to satisfy the remaining lease obligation on the Newbury Street property and the use of $25,057 of the security deposit on the South Street property to satisfy the September rent obligation.
Cash provided by investing activities during the nine months ended September 30, 2010 primarily reflects the scheduled refunds of security deposits in the amount of $31,866.
Financing Activities
Financing activities provided cash of $1,940,000 for the nine months ended September 30, 2011, compared to $2,132,300 for the nine months ended September 30, 2010.
Cash provided by financing activities for the nine months ended September 30, 2011 reflects the proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum.
Cash provided by financing activities for the nine months ended September 30, 2010 reflects $2,735,000 of proceeds from the issuance of demand notes payable issued to Robert Gipson of which $602,700 was used in the early extinguishment of debt.
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
During the nine months ended September 30, 2011, we have obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide any future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.
A summary of financings completed through September 30, 2011 can be found in Note 6 of these Condensed Consolidated Financial Statements. Additional financing activity through November 4, 2011 can be found in Note 13 of these Condensed Consolidated Financial Statements.
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
We generally maintain a portfolio of cash equivalents, and short-term and long-term marketable securities in a variety of securities which can include commercial paper, certificates of deposit, money market funds and government and non-government debt securities. The fair value of these available-for-sale securities are subject to changes in market interest rates and may fall in value if market interest rates increase. Our investment portfolio includes only marketable securities with active secondary or resale markets to help insure liquidity. We have implemented policies regarding the amount and credit ratings of investments. Due to the conservative nature of these policies, we do not believe we have material exposure due to market risk. We may not have the ability to hold our fixed income investments until maturity, and therefore our future operating results or cash flows could be affected if we are required to sell investments during a period in which increases in market interest rates have adversely affected the value of our securities portfolio. For fixed rate debt, changes in interest rates generally affect the fair market value of the debt instrument, but not earnings or cash flows. We do not have an obligation to prepay any fixed rate debt prior to maturity and, therefore, interest rate risk and changes in the fair market value of fixed rate debt should not have a significant impact on earnings or cash flows until such debt is refinanced, if necessary. The terms related to our fixed rate debt are described in Note 6 to the condensed consolidated financial statements. For variable rate debt, changes in interest rates generally do not impact the fair market value of the debt instrument, but do affect future earnings and cash flows. We did not have any variable rate debt outstanding during the nine months ended September 30, 2011.

Item 4 — Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
The disclosure contained under the heading “Contingencies” in Note 9 to the condensed consolidated financial statements included in Part I, Item 1 hereof is incorporated herein by reference.
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

ALSERES PHARMACEUTICALS, INC (Registrant)
DATE: November 10, 2011	/s/ Peter G. Savas
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 10, 2011	/s/ Kenneth L. Rice, Jr.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)