Form 10-K
period 2011-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2012-03-29
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-6533

ALSERES PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	87-0277826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

239 SOUTH STREET HOPKINTON, MASSACHUSETTS	01748
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 497-2360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the last sales price of the registrant’s Common Stock as reported on the Pink Sheets OTC Market on December 30, 2011 (the last business day of our most recently completed fiscal quarter), the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $2,541,076.

As of March 16, 2012, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

In this report, “we”, “us”, and “our” refer to Alseres Pharmaceuticals, Inc. The following are trademarks of ours that are mentioned in this Annual Report on Form 10-K; Alseres™ and Altropane ®. All other trade names, trademarks or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners and are not the property of Alseres Pharmaceuticals, Inc. or any of our subsidiaries.

PART I

Item 1. Business

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

At December 31, 2011, we were considered a “development stage enterprise” and will continue to be so until we commence commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through December 31, 2011.

As of December 31, 2011, we have experienced total net losses since inception of approximately $206,338,000, stockholders’ deficit of approximately $30,602,000 and a net working capital deficit of approximately $30,256,000. The cash and cash equivalents available at December 31, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. As of March 16, 2012, we had cash and cash equivalents of approximately $190,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures through April 2012.

Product Development — Molecular Imaging Program

Altropane Molecular Imaging Agent

The Altropane molecular imaging agent is intended to be used for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers in the second part of the program, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April, 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA, process for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program covered by the SPA consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the US. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit an NDA for Altropane in the U.S. will be approximately $30 million. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.

During 2011 we focused our efforts on pursuing the capital necessary to enable us to execute the Altropane Phase III registration program and on seeking to partner our molecular imaging program with a firm or firms with the resources necessary for the completion of the Phase III clinical program, for the manufacturing and supply of Altropane, and for the launch and commercialization of Altropane. During 2011 we engaged in numerous discussions with potential capital sources as well as potential development and commercialization partners for Altropane. On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc. (Amex NAVB), to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radiolabeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. The option agreement provides Navidea with a 6 month period during which it has exclusive rights to license the asset and complete further diligence and the definitive license for [123I]-E-IACFT. Under the terms of the option agreement, Navidea paid Alseres an option fee of $500,000 upon signing the agreement. Navidea can extend the option period to July 31, 2012 from June 30, 2012, for an additional $250,000. If executed, the terms outlined in the option agreement call for contingent late-stage cash milestone payments totaling $3.0 million and up to 1.45 million shares of Navidea stock. In addition, the license terms outlined in the option agreement also call for royalties on net sales of the approved product which are consistent with industry-standard terms. Late in 2010 and during 2011 a number of events occurred that stimulated new interest in the Altropane program from potential partners. These included the purchase of Avid Radiopharmaceuticals by Eli Lilly for up to $800 million, the US approval and launch of GE’s DaTscan product, a favorable FDA Advisory Panel review of Avid’s imaging product and EU guidance recommending imaging as first line diagnosis in dementias. Despite the option agreement with Navidea, we can provide no assurances that a partnership transaction will occur.

The Altropane molecular imaging agent is a radio labeled imaging agent that contains the radioactive element iodine isotope 123 I and binds with extremely high affinity and specificity to the dopamine transporter, or DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. We believe that the amount of Altropane taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing neurons, death of these neurons results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when Altropane is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This decrease in Altropane binding in patients with PD is the theoretical basis for using Altropane imaging as a diagnostic test for PS, including PD.

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

Need for an Objective Diagnosis

According to published data, clinical criteria used to diagnose PS are prone to high error rates, especially in early stages of PD. This highlights the critical need for an effective diagnostic. Presently, patients who have experienced tremors and other evidence of a movement disorder may pursue diagnosis and treatment with a number of medical professionals. These include an internist or general practitioner, also known as a primary care physician, or PCP, a neurologist, or a movement disorder specialist, or MDS, whose practice is focused on movement disorders.

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

Market Opportunity

It has been estimated that approximately 180,000 individuals in the United States per year present to their physician with new, undiagnosed cases of PD and ET, and are therefore candidates for a scan using the Altropane molecular imaging agent to diagnose or rule out early PS. It has also been estimated by the National Institute of Neurological Disorders and Stroke and the National Parkinson’s Foundation that the number of people in the United States with PD is between 500,000 and 1,500,000. It has been estimated by the Tremor Action Network that there are approximately 10,000,000 people in the United States with ET. In addition, a study done by the World Health Organization claims approximately 2,000,000 individuals suffer from PD in Europe. We expect the number of individuals affected by PD to grow substantially as people continue to live longer and the overall population ages.

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

Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by Children’s Medical Center Corporation (“CMCC”) of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. As of December 31, 2011 CMCC was owed approximately $77,000 in license fees and legal costs associated with the licenses and approximately $530,000 related to sponsored research contracts. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.

Brain Health Centers Opportunity

Although there can be no assurance that the transaction contemplated with Navidea will close, we have begun preliminary planning for the redirection of the Company in the event that the transaction is closed.

We are presently conducting a preliminary feasibility assessment for a new business focused on organizing and operating a US network of Brain Health Centers concentrating on neurodegenerative conditions. The centers will provide screening, diagnosis and on-going monitoring of both pre-symptomatic and symptomatic patients affected by neurodegenerative brain disorders. The centers will take advantage of currently available in-vitro diagnostics as well as imaging diagnostics to identify patients who are “at risk” of developing degenerative brain disorders. We are working, on a confidential basis, with industry participants to assess possible support for the development of the potential new business including capital and human resources.

The number of Americans living with neurodegenerative movement disorders such as Parkinson’s disease (PD), and dementias like Alzheimer’s (AD) and Dementia with Lewy Bodies (DLB), is expected to grow from 20 million in 2010 to 30 million by 2030. By 2050, that number is expected to grow to 40 million. Unchecked and without accounting for loss of productivity, the annual cost of care for patients with these diseases will grow from $200 billion today to $500 billion by 2030.

Today, PD, AD and DLB are diagnosed post-symptomatically. By the time diagnosable clinical symptoms appear, the disease is in an advanced stage. The disease has already progressed well beyond the point that current therapies have been shown to have disease modifying effects. Drugs in development are routinely tested in patients with advanced stage disease, where the drugs are least likely to have the disease modifying or arresting affect desired. What is needed are:

•	Early detection, definitive diagnostics and therapeutic drug monitoring tools; and

•	Comprehensive, longitudinal data to enable disease modifying treatments for early stage degenerative brain diseases

At present our work on this opportunity is extremely preliminary and is focused on identifying an initial location for a pilot site intended to demonstrate the proof of concept for the centers. We can provide no assurance that this business will ever be launched or that the capital and human resources necessary to launch and grow the new business will be available on acceptable terms if at all.

Employees

As of December 31, 2011 we employed 3 full-time employees.

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

Risks Related to our Financial Results and Need for Additional Financing

We have incurred losses from operations since inception and anticipate losses for the foreseeable future.

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

As of December 31, 2011, we have experienced total net losses since inception of approximately $206,338,000, stockholders’ deficit of approximately $30,602,000 and a net working capital deficit of approximately $30,256,000. The cash and cash equivalents available at December 31, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. As of March 16, 2012, we had cash and cash equivalents of approximately $190,000 which combined with our ability to control administrative expenses will enable us to meet our anticipated cash expenditures through April 2012.

We are a development stage company.

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

As a result of our current lack of financial liquidity and negative stockholders’ equity we may not be able to raise additional capital on favorable terms, if at all.

Since inception, we have primarily satisfied our working capital requirements from the sale of our securities through private placements. These private placements have included the sale and issuance of preferred stock, common stock, promissory notes and convertible debentures.

For the year ended December 31, 2011, we obtained all of our funding from one key investor. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or modify our current business plan and in any such event may not be able to continue as a going concern.

Risks Related to Commercialization

Our success depends on our ability to successfully develop our product candidate into a commercial product.

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

Risks Related to Regulation

Our product candidate is subject to rigorous regulatory review and, even if approved, remains subject to extensive regulation.

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

Risks Related to our Intellectual Property

If we are unable to secure adequate patent protection for our technologies; then we may not be able to compete effectively.

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

We in-license a significant portion of our intellectual property and if we fail to comply with our obligations under any of the related agreements, we could lose license rights that are necessary to develop our product candidate.

We have entered into license agreements with Harvard University and its affiliated hospitals, or Harvard and its Affiliates, which give us rights to intellectual property that is necessary for our business. These license arrangements impose various development and royalty obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

Risks Related to our Stock

Our common stock is deemed to be “penny stock,” which may make it more difficult for investors to sell their shares due to suitability requirements.

Our common stock is deemed to be “penny stock” as that term is defined in Rule 3a51-1 promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”). These requirements may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

Broker/dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of penny stocks. Moreover, broker/dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our corporate office is located at 239 South Street in Hopkinton, Massachusetts. We are currently a tenant at will occupying approximately 4,500 square feet of office space. We believe that our existing facility is adequate for our present and anticipated needs.

Item 3.	Legal Proceedings

We are subject to legal proceedings in the normal course of business. On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906. The Company does not agree that the total amounts claimed in the lawsuit are in fact owed and will pursue all legal remedies available to it to defend this claim.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table sets forth for the periods indicated the high and low closing prices for our common stock for the last two fiscal years. Our common stock is traded on the Pink OTC Markets under the symbol ALSE.PK.

	2011	2011	2010	2010
	High	Low	High	Low
First Quarter (January 1 – March 31)	$0.24	$0.12	$0.40	$0.20

Second Quarter (April 1 – June 30)	$0.16	$0.06	$0.39	$0.18

Third Quarter (July 1 – September 30)	$0.15	$0.03	$0.30	$0.18

Fourth Quarter (October 1 – December 31)	$0.51	$0.02	$0.35	$0.12

As of December 31, 2011 there were approximately 2,000 stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

Item 6.	Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our management’s discussion and analysis of our financial condition and results of operations include the identification of certain trends and other statements that may predict or anticipate future business or financial results that are subject to important factors that could cause our actual results to differ materially from those indicated. See Item 1A, “Risk Factors”.

Results of Operations

Years Ended December 31, 2011 and 2010

Our net loss was $2,882,214 for the year ended December 31, 2011 compared to net income of $512,419 for the year ended December 31, 2010. The net loss for the year ended December 31, 2011 resulted from operating expenses of approximately $2,126,000 and interest expense of approximately $1,838,000. These expenses were partially offset by a gain recognized on forgiveness of debt of $476,837, a gain of $58,814 recognized on the change in method for valuing our FluoroPharma Medical, Inc. stock previously accounted for under the cost method and the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturer. These transactions are described in greater detail in Note 2 and Note 7 of these Consolidated Financial Statements. Net income of $512,419 for the year ended December 31, 2010 was attributable to a gain recognized on early extinguishment of $6,277,100 in debt that was offset by operating expenses of approximately $3,123,000 and interest expense of approximately $2,644,000.

Research and development expenses were $93,319 for the year ended December 31, 2011 compared to $465,449 for the year ended December 31, 2010. The decrease of $372,130 or 80% for the year ended December 31, 2011, was primarily attributable to contract terminations related to our curtailed spending on Altropane.

General and administrative expenses were $2,032,946 for the year ended December 31, 2011 compared to $2,657,488 for the year ended December 31, 2010. The decrease of $624,542 or 24% for the year ended December 31, 2011 was attributable to (i) decrease in employee payroll and related tax and benefit costs of approximately $254,000 resulting from reduced headcount; (ii) reduction in stock compensation expense of $61,000; (iii) reduction in legal expense of approximately $48,000; (iv) a reduction in overhead costs of approximately $188,000 was comprised of $86,000 in reduced rent and common area maintenance charges related to the expiration of our lease in September 2011; $42,000 in reduced utilities expense and $29,000 in reduced equipment and storage expense; and (v) a reduction of approximately $162,000 from the termination of various consulting agreements. The decrease was partially offset by approximately $85,000 attributable to an accrual adjustment recorded in 2010.

An accrual reversal of $561,195 was recorded for the year ended December 31, 2011. The reversal related to a potential dispute with a contract manufacturer that had been accrued for in 2009 as a research and development expense.

Gain on early extinguishment of debt was $0 for the year ended December 31, 2011 compared to $6,277,100 for the year ended December 31, 2010. In September 2010 we entered into a Note Purchase Agreement (the “Agreement”) with Highbridge International LLC (the “Seller”) and Robert Gipson pursuant to which we agreed to purchase from the Seller a Convertible Promissory Note issued on May 2, 2007 to the Seller in the principal amount of $5,880,000. The gain on early extinguishment of debt was recognized based on the difference between the purchase price of the debt of $602,700 and the carrying value of the debt of $5,880,000 and accrued interest of $999,800.

Other income of $43,814 was primarily attributable to the issuance to the Company of 39,209 restricted shares of FluoroPharma Medical, Inc. common stock with a closing price of $1.88 on September 30, 2011. Although the shares were restricted under Rule 144 and had very light trading volume, they were trading on a public exchange and could no longer be accounted for under the cost method. Taking into consideration the shares trading restrictions and light trading volume, the shares were recorded in the Condensed Consolidated Balance Sheet as of September 30, 2011 at a 20% discount or $1.50 per share. The change in method for valuing these shares form the cost method to the fair value method resulted in the recognition of a gain of $58,814. This transaction is described in greater detail in Note 2 of these Consolidated Financial Statements.

Forgiveness of debt totaling $476,837 was recognized for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010. In July 2011, John Preston, Henry Brem, Gary Frashier and Robert Langer signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. As of the settlement date a total of $358,500 had been accrued for director and consulting fees. Per the agreements, each former board member was issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions $327,570 was recognized as forgiveness of debt. In July 2011, Michael Mullen and William Guinness our current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. As of the settlement date, approximately $172,000 had been accrued for directors fees owed to the two board members who agreed to a reduced payment totaling $22,400. As a result of these transactions approximately $149,000 was recognized as forgiveness of debt.

Interest expense of $1,838,484 was incurred for the year ended December 31, 2011 compared to $2,643,630 for the year ended December 31, 2010. The decrease of $805,146 or 30% for the year ended December 31, 2011 was attributable to the early extinguishment of $5,880,000 in debt in September 2010. The decrease in interest expense related to this transaction was partially offset by approximately $2,240,000 in new demand note obligations which bear interest at the rate of 7% per annum. Also contributing to the decrease in interest expense for the year ended December 31, 2011, was that no interest expense related to the beneficial conversion feature was recorded in 2011 as compared to approximately $724,000 of interest expense recorded for the year ended December 31, 2010.

Investment income was generated from funds held in a money market account and showed no significant change for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2011 we have experienced total net losses since inception of approximately $206,338,000, stockholders’ deficit of approximately $30,602,000 and a net working capital deficit of approximately $30,256,000. The cash and cash equivalents available at December 31, 2011 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. At March 16, 2012, we had cash and cash equivalents of approximately $190,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through April 2012.

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

For the year ended December 31, 2011, we had obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or modify our current business plan and in any such event may not be able to continue as a going concern.

For the year ended December 31, 2011, we completed several large non-cash transactions which reduced our outstanding debt obligations.

Forgiveness of accrued interest totaling $6,328,306 was recognized for the year ended December 31, 2011 compared to $999,800 for the year ended December 31, 2010.

In November 2011, we purchased from Robert L. Gipson (the “Holder”) an unsecured promissory note, pursuant to which our wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. At the time of the purchase, $195,807 of interest had accrued on the Note. The purchase price for the Note and all accrued interest was $1,000. This transaction resulted in a reduction of $195,807 in accrued interest expense.

In December 2011 we entered into an Amendment agreement with Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder LLC (“the Purchasers”) of convertible promissory notes of the Company purchased pursuant to a Promissory Note Purchase Agreement executed in March, 2007. The Amendment agreement provided that each Purchaser would waive their respective right to be paid any and all interest accrued or to be accrued pursuant to the promissory notes issued under the Note Purchase Agreement. This transaction resulted in a reduction of $6,132,499 in accrued interest expense.

On January 19, 2012 we entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. The option agreement provides Navidea with a 6 month period during which it has exclusive rights to license the asset and complete further diligence and the definitive license for [123I]-E-IACFT. Under the terms of the option agreement, Navidea paid Alseres an option fee of $500,000 upon signing the agreement. Navidea can extend the option period from June 30, 2012 to July 31, 2012, for an additional $250,000. If executed, the terms outlined in the option agreement call for contingent late-stage cash milestone payments totaling $3.0 million and up to 1.45 million shares of Navidea stock. In addition, the license terms outlined in the option agreement also call for royalties on net sales of the approved product which are consistent with industry-standard terms.

Operating Activities

Net cash used for operating activities was $2,484,803 for the year ended December 31, 2011 compared to $2,950,667 for the year ended December 31, 2010.

Forgiveness of accrued directors and consulting fees totaling $476,837 was recognized for the year ended December 31, 2011 compared to $0 for the year ended December 31, 2010.

In July 2011 four former board members signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. As of the settlement date a total of $358,500 was owed for directors and consulting fees. Per the agreements, each former board member was issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions $327,570 was recognized as forgiveness of debt.

In July 2011, Michael Mullen and William Guinness our current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. As of the settlement date, approximately $172,000 had been accrued for directors fees owed to the two board members who agreed to a reduced payment totaling $22,400. As a result of these transactions approximately $149,000 was recognized as forgiveness of debt.

Investing Activities

Investing activities provided cash of $301,388 for the year ended December 31, 2011 compared to $35,017 of cash provided by investing activities for the year ended December 31, 2010.

Cash provided by investing activities for the year ended December 31, 2011 reflects the refund of $184,763 in security deposits which were used to satisfy the remaining lease obligation on the Newbury Street property and pay outstanding rent and common area maintenance obligations on the South Street property. In December 2011 we received a blanket release for our indemnity trust funds totaling $115,568. As such, those funds were reclassified to cash and cash equivalents in the Consolidated Balance Sheet.

Cash provided by investing activities for the year ended December 31, 2010 reflects scheduled refunds of security deposits on the Newbury Street property in the amount of $34,865.

Financing Activities

Financing activities provided cash of $2,220,744 for the year ended December 31, 2011 compared to $2,699,200 for the year ended December 31, 2010.

Cash provided by financing activities for the year ended December 31, 2011 reflects $2,240,000 in proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum. Proceeds of $18,256 were used to repurchase 3,977,390 shares of our common stock.

Cash provided by financing activities for the year ended December 31, 2010 reflects $3,310,000 in proceeds from the issuance of demand notes payable issued to Robert Gipson of which $602,700 was used in the early extinguishment of debt and $8,100 was used to repurchase 270,000 shares of common stock from Robert Gipson.

A summary of financings completed through December 31, 2011 can be found in Note 6 of these Consolidated Financial Statements.

Impact of Recently Issued Accounting Pronouncements

See Note 1 to the Notes to Consolidated Financial Statements — “Recent Accounting Pronouncements”.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a) (4) of Regulation S-K) for the year ended December 31, 2011.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 8.	Financial Statements and Supplementary Data

The information required by Item 8 is included on pages 18 - 39.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.	Controls and Procedures

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

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective for the year ended December 31, 2011. This annual report does not include an attestation report of the Company’s independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent public accounting firm pursuant to rules of the Securities and Exchange Commission that requires the Company to provide only management’s report in this annual report.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2011 our Board of Directors (the “Board”) consisted of three directors.

	Age	Year first elected Director	Position(s) with the Company
Peter G. Savas	63	2004	Chairman of the Board, Chief Executive Officer and Director

Michael J. Mullen, C.P.A.	53	2004	Director

William Guinness	72	2006	Director

Peter G. Savas has been the Chairman of the Board and our Chief Executive Officer since September 2004. From March 2004 to September 2004, Mr. Savas was the Managing Partner of Tughill Partners, a life sciences consulting firm. From September 2000 to March 2004, Mr. Savas served as Chief Executive Officer and President and, from April 2001 to March 2004, as Chairman, of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From 1992 to 2000, Mr. Savas served as President of Unisyn, Inc., a contract manufacturer of biologics, and was also Unisyn’s Chief Executive Officer from 1995 to 2000. Mr. Savas serves on the board of directors of pSivida Corp., a leading drug delivery company.

Michael J. Mullen has been a member of our Board since June 2004. Since May 2011, Mr. Mullen has been the Chief Financial Officer of Rapid Micro Biosystems, Inc. a rapid microbial detection company. From June 2010 to May 2011, Mr. Mullen was an independent consultant. From December 2009 to June 2010, Mr. Mullen was Interim Chief Financial Officer of Valeritas, Inc., a medical technology company. From July 2006 to October 2009, Mr. Mullen was the Chief Financial Officer of Magellan Biosciences, Inc., a clinical diagnostics company.

William Guinness has been a member of our Board since July 2006. Mr. Guinness was Chairman of Sibir Energy plc, a UK independent oil and gas production company, from March 1999 up to August 2009 when the company was taken over. He was previously a Non-Executive Director of Pentex Energy plc and Pentex Oil plc. Since 1988, Mr. Guinness has been involved with various private venture capital operations, which cover areas as diverse as metal manufacturing, general aviation and fine art consultancy. Mr. Guinness is also a director of a number of private companies involved in a wide range of commercial activities. Mr. Guinness previously served on our Board of Directors from June 30, 2003 to September 20, 2003.

Code of Business Conduct and Ethics

We have adopted a written Code of Business Conduct and Ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

Executive Officers	Position	In Position Since
Peter G. Savas	Chairman of the Board and Chief Executive Officer	September 2004

Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	Executive Vice President, Finance and Administration, Chief Financial Officer and Secretary	September 2005 (Executive Vice President, Finance and Administration and Chief Financial Officer since July 2005)

Kenneth L. Rice, Jr. was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in July 2005. Mr. Rice was appointed Secretary in September 2005. In June 2005, Mr. Rice served as a part-time consultant to the Company. From April 2001 to June 2005, Mr. Rice served as Vice President, Chief Financial Officer, Chief Commercial Officer and Secretary of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company.

No family relationships exist between any of our executive officers and our directors. Our executive officers are elected annually by the board of directors and serve until their successors are duly elected and qualified.

Audit Committee

Our Board has a standing Audit Committee that currently consists of Michael J. Mullen and William Guinness. Our Board has determined that each of the members of the Audit Committee are independent as defined under the independence requirements contemplated by Rule 10A-3 under the Exchange Act. The Board has determined that Mr. Mullen is an “audit committee financial expert” as defined in Item 407(d) (5) of Regulation S-K.

Item 11.

Name and Principal Position	Year	Salary	Other Compensation (1)	Total
Peter G. Savas	2011	$401,625	$—	$401,625
Chairman and CEO (2)	2010	$401,625	$3,258	$404,883

Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	2011	$267,750	$—	$267,750
Executive Vice President and CFO	2010	$267,750	$—	$267,750

(1)	Other compensation was comprised of disability insurance for Mr. Savas in 2010.
(2)	Mr. Savas is also a member of our board of directors, but does not receive any additional compensation in his capacity as director.

Outstanding Equity Awards

Outstanding option awards held by our Named Executive Officers as of December 31, 2011:

		Number of securities - underlying unexercised options exercisable	Option - exercise price	Options Expiration Date

Peter G. Savas	(1)	200,000	$2.31	3/11/2015
	(1)	950,000	$1.15	1/31/2014
Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	(1)	375,000	$1.15	1/31/2014

(1)	All options are fully vested and exercisable.

Potential Payments upon Termination or Change-in-Control

On March 31, 2006, we entered into employment agreements with Mr. Savas and Mr. Rice effective January 1, 2006 for a term of one year. These agreements are collectively referred to as the Employment Agreements. Each Employment Agreement automatically renews for an additional 12 month period, unless either party notifies the other party in writing not less than 90 days prior to expiration.

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

Compensation of Directors

Our non-employee directors consisted of Michael J. Mullen and William Guinness. Their compensation for the year ended December 31, 2011 included an annual retainer of $25,000 and a $2,500 fee per meeting attended.

In July 2011, Michael Mullen and William Guinness signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. As of the settlement date, approximately $172,000 had been accrued for directors fees owed to the two board members who agreed to a reduced payment totaling $22,400. As a result of these transactions approximately $149,000 was recognized as forgiveness of debt and a corresponding reduction in accrued expenses was recognized in the Consolidated Balance Sheet as of December 31, 2011.

As of December 31, 2011, fees earned, but unpaid for 2011 and the remainder of 2010 to the two directors totaled approximately $163,000. As of December 31, 2011, the number of shares underlying options held by Michael J. Mullen and William Guinness was 125,417 and 80,000, respectively.

In July 2011, John Preston, Henry Brem, Gary Frashier and Robert Langer signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. As of the settlement date, a total of $358,500 had been accrued for director and consulting fees. Per the agreements, each former board member was issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions a total of 358,500 shares of Company stock were issued. The issuance of these shares and the forgiveness of approximately $328,000 in debt resulted in approximately $356,000 in reduction to accrued expenses.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Security Ownership

The following table sets forth information, as of December 31, 2011, regarding the beneficial ownership of our common stock by:

•

each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of our outstanding common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all directors and executive officers as a group.

Beneficial ownership shown is determined in accordance with the rules of the Securities and Exchange Commission and, as a result, includes voting and investment power with respect to shares.

5% Beneficial Owners of Common Stock	Amount of Beneficial Ownership	Percent of Class (2)
Robert L. Gipson (3) c/o Ingalls & Snyder LLC, 61 Broadway, New York, NY 10006	18,544,970	43.0
Thomas L. Gipson (4) c/o Ingalls & Snyder LLC, 61 Broadway, New York, NY 10006	5,318,073	12.3
Ingalls & Snyder Value Partners, LP (5) 61 Broadway, New York, NY 10006	6,791,674	15.7
Ingalls & Snyder LLC (6) 61 Broadway, New York, NY 10006	2,891,674	6.7
Arthur Koenig (7) c/o Duferco Steel Inc., Matawan Rd., Suite 400, Matawan, NJ 07747	3,285,000	7.6

Directors and Named Executive Officers	Amount of Beneficial Ownership	Percent of Class (2)
Peter G. Savas (8) Chairman of the Board and Chief Executive Officer	1,161,212	2.7
Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A. (9) Executive Vice President Finance and Administration, Chief Financial Officer and Secretary	379,485	*
Michael J. Mullen, C.P.A. (10) Director	125,617	*
William Guinness (11) Director	80,000	*

All directors and executive officers as a group (4 persons)	1,746,314	4.0

*	Represents less than 1% of the outstanding shares.

Unless otherwise indicated above, the address for each listed director and executive officer is c/o Alseres Pharmaceuticals, Inc., 239 South Street, Hopkinton, Massachusetts 01748.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.
(2)	Applicable percentage ownership for each holder is based on 30,635,720 shares of common stock outstanding on December 31, 2011, plus common stock issuable upon conversion of any outstanding convertible promissory notes, Series F Convertible Preferred Stock, and any common stock equivalents and presently exercisable stock options or warrants held by each such holder.
(3)	Information is based on a Schedule 13 D/A filed on December 27, 2011 with the SEC. Consists of (i) 15,676,004 shares of common stock currently issued and outstanding, (ii) 2,868,966 shares of common stock into which our promissory notes in the aggregate principal amount of $7,172,415 were convertible as of December 31, 2011. As of December 31, 2011, Mr. Gipson held 100% of the issued and outstanding Series F Preferred.
(4)	Information is based on a Schedule 13 D/A filed on December 27, 2011 with the SEC. Consists of (i) 4,656,004 shares of common stock currently issued and outstanding and (ii) 662,069 shares of common stock into which our promissory notes in the aggregate principal amount of $1,655,172 were convertible as of December 31, 2011.
(5)	Information is based on a Schedule 13 G/A filed on February 9, 2011 with the SEC. Consists of (i) 2,791,674 shares of common stock currently issued and outstanding and (ii) 4,000,000 shares of common stock into which our promissory notes in the aggregate principal amount of $10,000,000 were convertible as of December 31, 2011.
(6)	Information is based on a Schedule 13G/A filed February 10, 2011 with the SEC. Ingalls & Snyder LLC beneficially owns 2,891,674 shares of common stock and has shared power to dispose or direct the disposition of 2,891,674 shares. Securities reported under shared dispositive power include securities owned by clients of Ingalls & Snyder LLC, a registered broker dealer and a registered investment advisor, in accounts managed under investment advisory contracts. Such clients include Ingalls & Snyder Value Partners, LP.
(7)	Information is based on a Schedule 13G/A filed February 9, 2011 with the SEC. Consists of 2,085,000 shares of our common stock currently issued and outstanding and (ii) 1,200,000 shares of common stock into which our promissory notes in the aggregate principal amount of $3,000,000 were convertible as of December 31, 2011.
(8)	Includes 11,212 shares of common stock owned outright and 1,150,000 shares of common stock issuable upon exercise of options.
(9)	Includes 4,485 shares of common stock owned outright and 375,000 shares of common stock issuable upon exercise of options.
(10)	Consists of 125,417 shares of common stock issuable upon exercise of options and 200 shares of common stock held by a revocable trust of which Mr. Mullen is the trustee.
(11)	Consists of 80,000 shares of common stock issuable upon exercise of options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

For information regarding related party transactions see Note 13 of these Consolidated Financial Statements. For information relating to our employment and severance arrangements with our Named Executive Officers, see “Executive Compensation — Potential Payments upon Termination or Change-in-Control.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees and Other Matters

The following table summarizes the fees billed to us for professional services rendered by McGladrey & Pullen, LLP, our independent registered public accounting firm, RSM McGladrey, Inc., our tax advisors and preparers, and PricewaterhouseCoopers LLP, our prior independent registered public accounting firm, for each of the last two years:

Fee Category	2011	2010

Audit Fees	$82,000	$89,060
Audit-Related Fees	—	7,800
Tax Fees	25,000	30,000

Total Fees	$107,000	$126,860

Audit Fees

Audit fees consist of fees for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees

Audit-related fees consisted of consent fees paid to PricewaterhouseCoopers, our prior audit firm, related to prior year 10-K disclosures included in the Form 10-K for the year ended December 31, 2010.

Tax Fees

Tax fees consist of fees related to tax return preparation and tax compliance.

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

All of the audit-related, tax and other services provided by McGladrey & Pullen, LLP in 2011 were approved in advance by our Audit Committee. None of the services or fees was approved using the “de-minimis” exception under SEC rules.

Our Audit Committee believes that the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are included as part of this Annual Report on Form 10-K.

1.	Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2011 and 2010	20
Consolidated Statements of Operations for the fiscal years ended December 31, 2011 and 2010 and for the period from inception (October 16, 1992) through December 31, 2011	21
Consolidated Statements of Convertible Redeemable Preferred Stock, Comprehensive Gain (Loss) and Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2011 and 2010 and for the period from inception (October 16, 1992) through December 31, 2011	22
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2011 and 2010 and for the period from inception (October 16, 1992) through December 31, 2011	26
Notes to Consolidated Financial Statements	28

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alseres Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alseres Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive loss and stockholders’ (deficit) equity and cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from October 16, 1992 (Inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts include for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2011, in conformity with U.S. generally accepted accounting principles.

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

McGladrey & Pullen, LLP

Boston, Massachusetts

March 29, 2012

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
Current assets:
Cash and cash equivalents	$135,843	$98,514
Short-term investments	27,446	—
Security deposits	—	96,163
Prepaid expenses and other current assets	4,965	14,073

Total current assets	168,254	208,750

Property and equipment, net	2,475	47,674
Indemnity fund	—	115,568
Security deposits	—	88,600

Total assets	$170,729	$460,592

Current liabilities:
Accounts payable and accrued expenses	$2,210,229	$3,576,809
Convertible notes payable	21,827,588	29,000,000
Notes payable	5,900,000	4,660,000
Accrued interest payable on convertible notes	—	4,714,722
Accrued interest payable on notes payable	486,691	270,759
Accrued lease	—	65,922

Total current liabilities	30,424,508	42,288,212

Accrued lease, excluding current portion	—	30,503

Total liabilities	30,424,508	42,318,715

Commitments and contingencies (Note 12)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 and 196,000 shares issued and outstanding at December 31, 2011 and 2010, respectively (liquidation preference of $300,000 at December 31, 2011)	348,444	5,428,158

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D, and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at December 31, 2011 and 2010, 30,635,720 and 26,785,645 shares issued and outstanding at December 31, 2011 and 2010, respectively	306,357	267,856
Additional paid-in capital	166,170,855	146,611,717
Accumulated other comprehensive loss	(31,367)	—
Deficit accumulated during development stage	(197,048,068)	(194,165,854)

Total stockholders’ deficit	(30,602,223)	(47,286,281)

Total liabilities and stockholders’ deficit	$170,729	$460,592

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended		From Inception (October 16, 1992 to
	December 31, 2011	December 31, 2010	December 31, 2011)
Revenues	$—	$—	$900,000
Operating expenses:
Research and development	93,319	465,449	116,041,598
General and administrative	2,032,946	2,657,488	68,814,888
Purchased in-process research and development	—	—	12,146,544

Operating expenses before accrual reversal	2,126,265	3,122,937	197,003,030

Accrual reversal	(561,195)	—	(561,195)

Total operating expenses	1,565,070	3,122,937	196,441,835
Loss from operations	(1,565,070)	(3,122,937)	(195,541,835)
Gain on early extinguishment of debt	—	6,277,100	6,277,100
Other income (expense), net	43,814	—	(1,474,064)
Forgiveness of debt	476,837	—	476,837
Interest expense, net	(1,838,484)	(2,643,630)	(14,489,110)
Investment income	689	1,886	7,705,004

Net income (loss)	(2,882,214)	512,419	(197,046,068)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	(1,229,589)
Net income (loss) applicable to common stockholders	$(2,882,214)	$512,419	$(206,338,369)

Net income (loss) attributable to common stockholders, basic and diluted	$(2,882,214)	$143,137

Net income (loss) per share, basic	$(0.10)	$0.01

Net income (loss) per share, diluted	$(0.10)	$0.00

Weighted average common shares, basic	29,626,072	26,686,933

Weighted average common shares, diluted	29,626,072	31,586,933

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

Consolidated Statements of Convertible Redeemable Preferred Stock, Comprehensive Gain (Loss) and Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2011

	Preferred Stock		Common Stock				Accumulated Other	Deficit Accumulated During	Total Stockholders’ (Deficit) Equity and
	Number of shares	Amount	Number of shares	Par Value	Additional Paid- In Capital	Deferred Compensation	Comprehensive Income (Loss)	Development Stage	Preferred Stock
Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Exercise of warrants and stock options			1,185,039	11,850	7,584,589				7,596,439
Issuance of common stock and warrants, net of issuance costs of $1,928,421			11,516,790	115,168	56,343,378				56,458,546
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants in connection with debentures, net of issuance costs of $392,958					3,632,632				3,632,632
Issuance of warrants in connection with preferred series C stock issuance and related beneficial conversion feature, net of issuance costs of $590,890					3,736,789				3,736,789
Accretion of preferred series C stock					(4,327,679)				(4,327,679)
Preferred stock, net of issuance costs of $4,078,821	240,711	$2,296,355			23,288,101				25,584,456
Conversion of Preferred Stock K and payment of interest, net of issuance costs of $27,664	(240,149.7)	(1,491,474)	1,553,749	15,538	7,655,122				6,179,186

ALSERES PHARMACEUTICALS, INC.

(Continued)

Consolidated Statements of Convertible Redeemable Preferred Stock, Comprehensive Gain (Loss) and Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2011

	Preferred Stock		Common Stock				Accumulated Other	Deficit Accumulated During	Total Stockholders’ (Deficit) Equity and
	Number of shares	Amount	Number of shares	Par Value	Additional Paid- In Capital	Deferred Compensation	Comprehensive Income (Loss)	Development Stage	Preferred Stock
Conversion of debentures and payment of interest, net of issuance costs of $307,265			317,083	3,171	4,844,249				4,847,420
Conversion of preferred stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E beneficial conversion feature		2,696,658			(2,696,658)				—
Issuance of warrants in connection with Series E Stock, net of issuance costs of $278,426					2,049,297				2,049,297
Issuance of common stock in connection with cancellation of warrants			42,667	427	(427)				—
Accrual of dividends on preferred Series E stock					(573,597)				(573,597)
BCF on 10% convertible secured promissory notes					558,000				558,000
Deferred compensation related to stock options and warrants granted					804,607	(804,607)			—
Share-based compensation					3,470,199	804,607			4,274,806
Modification of options and warrants					1,804,694				1,804,694
Other			783	8	69,925				69,933
Comprehensive loss:

Net loss from inception (October 16, 1992 to December 31, 2006)								$(143,503,529)	$(143,503,529)

Consolidated Statements of Convertible Redeemable Preferred Stock, Comprehensive Gain (Loss) and Stockholders’ (Deficit) Equity

(Continued)

For the Period from inception (October 16, 1992) to December 31, 2011

	Preferred Stock		Common Stock				Accumulated Other	Deficit Accumulated During	Total Stockholders’ (Deficit) Equity and
	Number of shares	Amount	Number of shares	Par Value	Additional Paid- In Capital	Deferred Compensation	Comprehensive Income (Loss)	Development Stage	Preferred Stock

Exercise of warrants and options			202,183	2,022	143,683				145,705
Conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
BCF on convertible notes payable					1,880,000				1,880,000

Share-based compensation					1,665,155				1,665,155
Modification of stock options					5,614				5,614
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)

Comprehensive loss									(19,539,038)

Balance at December 31, 2007	—	$—	20,778,217	$207,782	$140,420,314	$—	$9,310	$(163,051,877)	$(22,414,471)

Exercise of stock options			1,100	11	2,530				2,541
Conversion of notes payable			48,000	480	119,520				120,000
BCF on convertible notes payable					380,000				380,000
Share-based compensation					1,670,063				1,670,063
Issuance of common stock			571,806	5,718	1,079,557				1,085,275
Comprehensive loss:
Unrealized loss on marketable securities							(9,310)		(9,310)
Net loss								(20,847,459)	(20,847,459)

Comprehensive loss									(20,856,769)
Balance at December 31, 2008	—	$—	21,399,123	$213,991	$143,671,984	$—	$—	$(183,899,336)	$(40,013,361)

Share-based compensation					1,473,083				1,473,083
Issuance of common stock			4,156,522	41,565	1,960,435				2,002,000
Issuance of preferred stock	196,000	$5,066,919			(192,107)			(2,000)	4,872,812
Net Loss								(10,776,937)	(10,776,937)

Comprehensive loss									(10,776,937)
Balance at December 31, 2009	196,000	$5,066,919	25,555,645	$255,556	$146,913,395	$—	$—	$(194,678,273)	$(42,442,403)

Consolidated Statements of Convertible Redeemable Preferred Stock, Comprehensive Gain (Loss) and Stockholders’ (Deficit) Equity

(Continued)

For the Period from inception (October 16, 1992) to December 31, 2011

	Preferred Stock		Common Stock				Accumulated Other	Deficit Accumulated During	Total Stockholders’ (Deficit) Equity and
	Number of shares	Amount	Number of shares	Par Value	Additional Paid- In Capital	Deferred Compensation	Comprehensive Income (Loss)	Development Stage	Preferred Stock

Share-based compensation					61,722				61,722
Issuance of common stock			1,500,000	15,000	(15,000)				—
Buyback of common stock			(270,000)	(2,700)	(5,400)				(8,100)
Amortization of legal expenses		18,239							18,239
Accretion of preferred stock		343,000			(343,000)				—
Net income (loss)								512,419	512,419

Comprehensive income (loss)									512,419
Balance at December 31, 2010	196,000	$5,428,158	26,785,645	$267,856	$146,611,717	$—	$—	$(194,165,854)	$(41,858,123)*

Share-based compensation					834				834
Issuance of common stock-debt forgiveness			358,500	3,585	25,095				28,680
Conversion of notes payable to common stock			2,868,965	28,690	7,143,722				7,172,412
Buyback of common stock at $.0025 per share			(2,868,965)	(28,690)	21,518				(7,172)
Buyback of common stock			(1,108,425)	(11,084)					(11,084)
Forgiveness of accrued interest on convertible debt					6,132,499				6,132,499
Conversion of Series F Preferred to common stock	(184,000)	(4,600,000)	4,600,000	46,000	4,554,000				—
Forgiveness of accrued interest on note payable-Neurobiologics					195,807				195,807
Settlement of Neurobiologics note payable					999,000				999,000

Amortization of legal expenses		6,949							6,949
Accretion of preferred stock		(486,663)			486,663				—
Net income (loss)								(2,882,214)	(2,882,214)
Unrealized loss on marketable securities							(31,367)		(31,367)

Comprehensive loss									(2,913,581)
Balance at December 31, 2011	12,000	$348,444	30,635,720	$306,357	$166,170,855	$—	$(31,367)	$(197,048,068)	$(30,253,779)*

* Reconciliation to consolidated balance sheet:

	2011	2010
Total	$(30,253,779)	$(41,858,123)
Preferred stock	(348,444)	(5,428,158)

	$(30,602,223)	$(47,286,281)

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception
	December 31, 2011	December 31, 2010	(October 16, 1992 to December 31, 2011)
Cash flows from operating activities:
Net income (loss)	$(2,882,214)	$512,419	$(197,046,068)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	3,391	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	28,680	—	28,680
Forgiveness of debt	(476,837)	—	(476,837)
Gain on early extinguishment of debt	—	(6,277,100)	(6,277,100)
Non-cash gain on restricted stock valuation	(58,814)	—	(58,814)
Non-cash interest expense	—	741,471	3,966,394
Non-cash charges for options, warrants and common stock	834	61,722	11,115,437
Amortization of financing costs	6,949	18,239	25,188
Amortization and depreciation	40,751	58,598	2,890,666
Changes in current assets and liabilities:
Decrease in prepaid expenses and other current assets	9,108	3,055	700,498
(Decrease) increase in accounts payable and accrued expenses	(889,742)	116,966	1,914,402
Increase in accrued interest payable	1,829,516	1,865,457	7,814,797
Decrease in accrued lease	(96,425)	(51,494)	—

Net cash used for operating activities	(2,484,803)	(2,950,667)	(159,402,322)

Cash flows from investing activities:
Cash acquired through merger	—	—	1,758,037
Purchases of property and equipment	(2,373)	—	(1,654,487)
Proceeds from the sale of property and equipment	3,430	—	3,430
Decrease (increase) in security deposits and other assets	184,763	34,865	(200,135)
Decrease in indemnity fund	115,568	152	—
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by (used for) investing activities	301,388	35,017	(93,155)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Funds used to buyback common stock	(18,256)	(8,100)	(26,356)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	2,240,000	3,310,000	58,485,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	(1,000)	(602,700)	(7,750,667)
Dividend payments Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments related to financing costs	—	—	(5,612,855)

Net cash provided by financing activities	2,220,744	2,699,200	159,631,320

ALSERES PHARMACEUTICALS, INC.

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception
	December 31, 2011	December 31, 2010	(October 16, 1992 to December 31, 2011)

Net increase (decrease) in cash and cash equivalents	37,329	(216,450)	135,843
Cash and cash equivalents, beginning of period	98,514	314,964	—

Cash and cash equivalents, end of period	$135,843	$98,514	$135,843

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406

Supplemental disclosure of non-cash financing activity:
Conversion of notes payable to common stock	$7,172,412	$—	$7,172,412
Capital contribution related to forgiveness of accrued interest	$6,328,306	$—	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$640,874	$—	$640,874

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2011, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in ASC 915, Development Stage Entities and will continue to be so until the commencement of commercial operations. The development stage is from October 16, 1992 (inception) through December 31, 2011.

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

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its six subsidiaries where all of the Company’s operations are conducted. As of December 31, 2011 all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated.

Reclassifications

Certain reclassifications have been made to the prior year’s consolidated balance sheet and accompanying notes to conform to the current year presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from those estimates. Changes in estimates are reflected in reported results in the period in which they become known.

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. As of December 31, 2011 and 2010 cash equivalents consisted of money market funds.

Short-term Investments

The Company considers all marketable securities with maturities greater than three months and less than one year at the time of acquisition or purchase to be short-term investments. The Company determines the appropriate classification of its marketable securities at the time of acquisition or purchase and evaluates such designation as of each balance sheet date. As of December 31, 2011, our short-term investments are classified as available-for-sale and are carried on the balance sheet at fair value. The unrealized losses related to these marketable securities have been determined to be temporary and therefore have been included in other comprehensive loss a component of stockholders’ deficit.

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values as of December 31, 2011 and 2010 due to their short-term nature. Short-term investments are considered available-for-sale as of December 31, 2011 and are carried at fair value. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.24 as of December 31, 2011 and the Company currently does not have the resources to repay the convertible debt.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years. Leasehold improvements were recorded at cost and amortized using the straight-line method over the term of the lease which expired on September 30, 2011.

The Company periodically assesses the impairment of long-lived assets in accordance with Accounting Standards Codification 360, Property, Plant, and Equipment (ASC 360). The Company reviews long-lived assets, including property and equipment, for impairment whenever changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. For the years ended December 31, 2011 and 2010 the Company did not record any impairment losses.

Reporting Comprehensive Income (Loss)

Accounting Standards Codification 220, Comprehensive Income (ASC 220), establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Comprehensive income (loss) is the total of net income (loss) and all other non-owner changes in equity including such items as unrealized holding gains/losses on securities, foreign currency translation adjustments and minimum pension liability adjustments. For the year ended December 31, 2011, the Company reported a net loss of $2,882,214 and a comprehensive loss of $2,913,581 as a result of the unrealized loss of $31,367 associated with the FluoroPharma Medical, Inc. shares. For the year ended December 31, 2010, the Company had no such items and as a result, comprehensive income was the same as reported net income of $512,419.

Beneficial Conversion Feature

In prior periods, the Company issued preferred stock and notes which are convertible into common stock at a discount from the common stock market price at the date of issuance. The amount of the discount associated with such conversion rights represents an incremental yield, i.e. a “beneficial conversion feature”, that is recorded when the consideration allocated to the convertible security, divided by the number of common shares into which the security converts, is below the fair value of the common stock at the date of issuance of the convertible instrument.

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

Convertible Redeemable Shares

In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity (ASC 480-10-S99) the Company determined that since the Series F shares are mandatorily redeemable for cash or for a variable, uncapped, number of common shares, they do not qualify for equity classification.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity and requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement or in two separate but consecutive statements. This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We believe the adoption of the guidance contained in ASU 2011-05 concerns presentation and disclosure only and will not have an impact on our consolidated financial position or results of operations.

2. Short-term Investments

The Company accounts for short-term investments in accordance with Accounting Standards Codification 320, Investments – Debt and Equity Securities (ASC 320). The Company determines the appropriate classification of all short-term investments as held-to-maturity, available-for-sale or trading at the time of purchase or acquisition and re-evaluates such classification as of each balance sheet date.

In 2005 the Company acquired 25,000 shares of FluoroPharma Series A Preferred Stock that were converted into 25,000 shares of common stock in February 2006. FluoroPharma Medical, Inc. was privately held through 2010 so the Company had been accounting for this investment under the cost method and as such, had ascribed no value to these shares in the Consolidated Balance Sheet as of December 31, 2010.

As a result of FluoroPharma Medical, Inc. starting to trade its shares on a public exchange in September 2011, the Company determined that the shares of FluoroPharma Medical, Inc. acquired in September 2011 in exchange for the 25,000 shares of common stock received in February 2006 should be classified as available-for-sale. These shares are reported at fair value in the Consolidated Balance Sheet as of December 31, 2011 and the unrealized loss of $31,367 associated with these shares is included in other comprehensive loss a component of stockholders’ deficit.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2011 FluoroPharma Medical, Inc. stock began trading on the OTC Bulletin Board (“OTCBB”) under the symbol FPMI.OB. In September 2011, the Company was issued 39,209 restricted shares of FluoroPharma Medical, Inc. common stock with a closing price of $1.88 on September 30, 2011. Although the shares were restricted under Rule 144 and had very light trading volume, they were trading on a public exchange and could no longer be accounted for under the cost method. Taking into consideration the shares trading restrictions and light trading volume, the shares were recorded in the Condensed Consolidated Balance Sheet as of September 30, 2011 at a 20% discount or $1.50 per share. The change in method for valuing these shares from the cost method to the fair value method resulted in the recognition of a gain of $58,814. The closing price per share for these shares as of December 30, 2011 was $.70 or an aggregate value of $27,446.

3. Property and Equipment, net

	December 31,
	2011	2010
Leasehold improvements	$—	$132,170
Computer equipment	26,539	88,985
Office furniture and equipment	6,738	78,403

	33,277	299,558
Less accumulated amortization and depreciation	30,802	251,884

	$2,475	$47,674

Amortization and depreciation expense for the years ended December 31, 2011 and 2010 was approximately $41,000 and $59,000, respectively, and $1,653,000 for the period from inception through December 31, 2011.

4. Net Income (Loss) per share

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

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be anti-dilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for the year ended December 31, 2011.

Basic and diluted net income (loss) per share	December 31,
	2011	2010
Net income (loss)	$(2,882,214)	$512,419
Less: Accretion of Preferred stock	—	(343,000)
Less: Income allocated to convertible preferred shares	—	(26,282)

Income (loss) available to common stockholders for the purpose of calculating basic & diluted EPS	(2,882,214)	143,137

Weighted average common shares, basic	29,626,072	26,686,933
Dilutive effect of Series F preferred share conversion	—	4,900,000

Weighted average common shares, diluted	29,626,072	31,586,933

Net income (loss) per share, basic	$(0.10)	$0.01
Net income (loss) per share, diluted	$(0.10)	$0.00

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock options and warrants to purchase 3,652,443 shares of common stock were outstanding as of December 31, 2010, but were not included in the computation of diluted net loss per common share because the exercise prices were greater than the average market price for the period, making them anti-dilutive.

Shares of common stock reserved for issuance upon conversion of the 5% Convertible Promissory Notes were 8,731,035 and 13,485,889 as of December 31, 2011 and 2010, respectively, but were not included in the computation of diluted net income (loss) per share because they would have been anti-dilutive. The conversion of the 5% convertible promissory notes outstanding as of December 31, 2011 could potentially dilute earnings per share in the future.

5. Accounts Payable and Accrued Expenses

Major components	December 31,
	2011	2010
Research and development expenses	$1,316,095	$2,058,782
Professional fees	715,672	1,140,044
General and administrative expenses	99,746	270,920
Compensation related expenses	78,716	107,063

	$2,210,229	$3,576,809

6. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		December 31,
		2011	2010
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$4,655,173	$9,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	2,172,415	5,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000

Aggregate carrying value		$21,827,588	$29,000,000

Interest expense totaling $1,417,776 and $1,657,432 was incurred related to the convertible notes payable for the years ended December 31, 2011 and 2010, respectively.

In December 2011 the Company entered into the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) with the Purchasers of convertible promissory notes of the Company purchased pursuant to a Promissory Note Purchase Agreement executed in March, 2007. The Amendment provided that each Purchaser would waive their respective right to be paid any and all interest accrued or to be accrued pursuant to the promissory notes issued under the Note Purchase Agreement. This transaction resulted in the reduction of $6,132,499 in accrued interest expense. The Amendment further provided that two of the Purchasers would convert a portion of the amounts owed to them into common stock of the Company at $2.50 per share as provided in the Note Purchase Agreement. Robert Gipson converted $5,827,585 of debt into 2,331,034 shares of common stock and Thomas Gipson converted $1,344,827 of debt into 537,931 shares of common stock. As a result of this transaction, $28,690 was recorded to the common stock account and $7,143,722 was recorded to additional paid-in-capital a component of Stockholders’ deficit.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company considered the guidance offered under Accounting Standards Codification ASC 470-50-40-2 and ASC 470-50-40-3, “Debt – Modifications and Extinguishments – Derecognition”. The Company determined that the extinguishment of the debt more closely represented a capital transaction. The $6,132,499 in forgiven accrued interest occurred with a related party and was therefore classified as a capital transaction and recorded to additional paid-in capital a component of stockholders’ deficit.

The remaining unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products (including Altropane and FLUORATEC) in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. However, each Purchaser is prohibited from effecting a conversion into common stock if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable there under. There has been no demand for amounts due and the classification remains current.

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

Beneficial Conversion Feature (BCF)

Three of the unsecured promissory notes were issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the dates the agreements were entered into and resulted in the recording of a beneficial conversion feature. The Company recorded a BCF of $1,400,000 on (the “ISVP”) note and a BCF of $380,000 on (the “2008 RG”) note which was recognized as a decrease in the carrying value and an increase to additional paid-in capital. The BCF was recognized as interest expense using the effective interest method through December 31, 2010. The Company recorded interest expense related to the BCF of approximately $724,000 for the year ended December 31, 2010.

Promissory Notes

Notes Payable to Significant Stockholder	December 31,
	2011	2010
Unsecured demand note payable; interest rate of 7% to Neurobiologics, Inc. (a subsidiary of the Company)	$—	$1,000,000
Unsecured demand note payable; interest rate of 7%: issued December 2009	350,000	350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 - December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 - December 2011	2,240,000	—

	5,900,000	4,660,000
Accrued interest	486,691	270,759

Aggregate carrying value	$6,386,691	$4,930,759

Interest expense totaling $411,741 and $208,018 was incurred related to the notes payable for the years ended December 31, 2011 and 2010, respectively.

In November 2011, the Company purchased from Robert L. Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. At the time of the purchase, $195,807 of interest had accrued on the Note. The purchase price for the Note and all accrued interest was $1,000. This transaction resulted in a reduction of $195,807 in accrued interest expense.

The Company considered the guidance offered under Accounting Standards Codification ASC 470-50-40-2 and ASC 470-50-40-3, “Debt – Modifications and Extinguishments – Derecognition”. The Company determined that the extinguishment of the debt more closely represented a capital transaction. The $195,807 in forgiven accrued interest and the gain of $999,000 due to the difference between the purchase price of $1,000 and the carrying value of the extinguished debt of $1,000,000 occurred with a related party and was therefore classified as a capital transaction and recorded to additional paid-in capital a component of stockholders’ deficit.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Forgiveness of debt, Accrual Reversal and Other Income

Forgiveness of debt totaling $476,837 was recognized for the year ended December 31, 2011 as compared to $0 for the year ended December 31, 2010. In July 2011, John Preston, Henry Brem, Gary Frashier and Robert Langer signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. As of the settlement date a total of $358,500 had been accrued for director and consulting fees. Per the agreements, each former board member was issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions $327,570 was recognized as forgiveness of debt.

In July 2011, Michael Mullen and William Guinness our current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. As of the settlement date approximately $172,000 had been accrued for directors fees owed to the two board members who agreed to a reduced payment totaling $22,400. As a result of these transactions approximately $149,000 was recognized as forgiveness of debt.

An accrual reversal of $561,195 was recorded for the year ended December 31, 2011. The reversal related to a potential dispute with a contract manufacturer that had been accrued for in 2009 as a research and development expense.

Other income of $43,814 was primarily attributable to the issuance to the Company of 39,209 restricted shares of FluoroPharma Medical, Inc. common stock with a closing price of $1.88 on September 30, 2011. Although the shares were restricted under Rule 144 and had very light trading volume, they were trading on a public exchange and could no longer be accounted for under the cost method. Taking into consideration the shares trading restrictions and light trading volume, the shares were recorded in the Condensed Consolidated Balance Sheet as of September 30, 2011 at a 20% discount or $1.50 per share. The change in method for valuing these shares form the cost method to the fair value method resulted in the recognition of a gain of $58,814. This transaction is described in greater detail in Note 2 of these Consolidated Financial Statements.

8. Exit Activities

In September 2005, the Company relocated its headquarters from Boston to Hopkinton, Massachusetts. The Company amended its lease dated January 28, 2002 with Brentwood Properties, Inc. (the “Landlord”) for the property located on Newbury Street in Boston. In May 2011, the landlord agreed to the termination of the Company’s lease obligation on Newbury Street which was scheduled to expire on May 31, 2012. In consideration for the early termination of the lease, the Company waived all rights under the Lease Agreement to the security deposit and accrued interest of approximately $89,200.

As a result of the Company’s relocation, an expense had been recorded for the cost associated with the exit activity at its fair value in the period in which the liability was incurred. The liability recorded was calculated by discounting the estimated cash flows for the two sublease agreements and the Lease Agreement using an estimated credit-adjusted risk-free rate of 15%. As of the early termination date, the remaining accrual balance of approximately $76,100 was written-off resulting in net expense of $13,100 included in general and administrative expense in the accompanying Consolidated Statements of Operations.

	December 31, 2010	Cash payments, net of sublease receipts	December 31, 2011
Lease Amendment	$96,425	$96,425	$—
Short-term portion of lease accrual	65,922		—
Long-term portion of lease accrual	$30,503		$—

For the years ended December 31, 2011 and 2010, the Company recorded approximately $17,300 and $19,000, respectively of expense related to the imputed cost of the lease expense accrual included in general and administrative expense in the accompanying Consolidated Statements of Operations.

9. Stockholders’ Deficit

Common Stock

In July 2011, John Preston, Henry Brem, Gary Frashier and Robert Langer signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. At the time of the agreements, a total of $358,500 had been accrued for director and consulting fees. Per the agreements, each former board member was issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions a total of 358,500 shares of Company stock were issued.

On December 16, 2011 the Company purchased a total of 1,108,425 shares of the Company’s common stock held by certain shareholders of the Company at $0.01 per share or a total of $11,084. The Company purchased 60,000 shares from Robert Gipson, 530,000 shares from Thomas Gipson, 100,000 shares from Ingalls and Snyder Value Partners, 50,000 shares from Arthur Koenig and 218,425 shares from Nikos Monoyios. An additional 150,000 shares were purchased from other holders. The closing price for the Company’s stock on December 16th was $0.14 per share. The price per share paid by the Company to the sellers represented a 93% discount to the market price for the shares.

In December 2011 the Company entered into the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) with the Purchasers of convertible promissory notes of the Company purchased pursuant to a Promissory Note Purchase Agreement executed in March, 2007. The Amendment provided that each Purchaser would waive their respective right to be paid any and all interest accrued or to be accrued pursuant to the promissory notes issued under the Note Purchase Agreement. The Amendment further provided that two of the Purchasers would convert a portion of the amounts owed to them into common stock of the Company at $2.50 per share as provided in the Note Purchase Agreement. Robert Gipson converted $5,827,585 of debt into 2,331,034 shares of common stock and Thomas Gipson converted $1,344,827 of debt into 537,931 shares of common stock. As a result of this transaction, $28,690 was recorded to the common stock account and $7,143,722 was recorded to additional paid-in-capital a component of Stockholders’ deficit.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 27, 2011 the Company agreed to purchase 2,331,034 shares of common stock held by Robert Gipson and 537,931 shares of common stock held by Thomas Gipson at a purchase price per share of $0.0025 for a total of $7,172. The closing price for the Company’s stock on December 27th was $0.20 per share. The price per share paid by the Company to the sellers represented a 99% discount to the market price for the shares.

For the year ended December 31, 2011, the Company had repurchased a total of 3,977,390 shares of its common stock and applied the constructive retirement method to these shares. The constructive retirement method was applied to these shares as management does not intend to reissue the shares within a reasonable period of time. The aggregate value of the shares reacquired in 2011 was $18,256. This amount has been charged to the common stock account.

For the year ended December 31, 2010, the Company had repurchased 270,000 common shares from Robert Gipson at $.03 per share for a total of $8,125. The closing price for the Company’s stock on December 28th was $0.15 per share. The constructive retirement method was applied to those shares as management did not intend to reissue the shares within a reasonable period of time. The price per share paid by the Company to Mr. Gipson represented an 80% discount to the market price for the shares.

Preferred Stock

The Company authorized 1,000,000 shares of preferred stock of which 25,000 shares have been designated as Series A Convertible Preferred Stock, 500,000 shares have been designated as Series D Convertible Preferred Stock, and 800 shares have been designated as Series E Cumulative Convertible Preferred Stock (the “Series E Stock”). In March 2009, the Company designated 200,000 shares as Series F Convertible Preferred Stock (“Series F Stock”). The remaining authorized shares have not been designated.

Convertible Preferred Stock

In 2009 the Company issued a total of 196,000 shares of Series F convertible preferred stock to Robert Gipson and received gross proceeds of $4,900,000. On June 1, 2011 the Company issued to Robert L. Gipson 4,600,000 shares of its common stock in exchange for the conversion by Mr. Gipson of 184,000 shares of the Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”). Each share of the Series F Stock was converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. The cumulative accrued interest at the date of conversion of $640,874 was reclassified to additional paid-in capital since the shares were no longer redeemable. As of December 31, 2011 there remained 12,000 shares of Series F Stock outstanding and held by Mr. Gipson.

The key terms of the Series F Stock are summarized below:

Dividend: The Series F Stock is entitled to receive any dividend that is paid to holders of our common stock. Any subdivisions, combinations, consolidations or reclassifications to the common stock must also be made accordingly to Series F Stock, respectively.

Liquidation Preference: In the event of our liquidation, dissolution or winding up, before any payments are made to holders of our common stock or any other class or series of our capital stock ranking junior as to liquidation rights to the Series F Stock, the holders of the Series F Stock will be entitled to receive the greater of (i) $25.00 per share (subject to adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares) plus any outstanding and unpaid dividends thereon and (ii) such amount per share as would have been payable had each share been converted into common stock. After such payment to the holders of Series F Stock and the holders of shares of any other series of our preferred stock ranking senior to the common stock as to distributions upon liquidation, the remaining our assets will be distributed pro rata to the holders of our common stock.

Voting Rights: Each share of Series F Stock shall entitle its holder to a number of votes equal to the number of shares of our common stock into which such share of Series F Stock is convertible.

Conversion: Each share of Series F Stock is convertible at the option of the holder thereof at any time. Each share of Series F Stock is initially convertible into 25 shares of common stock, subject to adjustment in the event of certain dividends, stock splits or stock combinations affecting the Series F Stock or the common stock, and subject to adjustment on a weighted-average basis in the event of certain issuances by us of securities for a price less than the then-current price at which the Series F Stock converts into common stock.

Redemption: At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by us at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from March 19, 2009 until the redemption date. No redemption demand has been made as of December 31, 2011.

Accretion: The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. As of December 31, 2011, the Company recorded approximately $486,000 in accretion on the outstanding Series F Stock.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options and Warrants

Stock Option Plans

The Company can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). At December 31, 2009, the 2005 Plan provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No adjustment to the 2005 Plan was made on January 1, 2011.

The Company also has outstanding stock options in three other stock option plans, the 1998 Omnibus Plan, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. All plans have expired and no future issuance of awards is permissible.

Stock-based employee compensation expense recorded for the years ended December 31, 2011 and 2010 was $834 and $61,722, respectively. The $834 in stock-based compensation expense recognized during 2011 represented the remaining costs related to non-vested stock options.

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the years ended December 31, 2011 and 2010.

Stock Options

The following table summarizes the options issued and outstanding as of December 31, 2011:

	Shares	Weighted-Average Exercise Price
Outstanding stock options at the beginning of year	3,650,443	$1.59
Granted	—	—
Exercised	—	—
Forfeited and expired	(13,963)	12.20

Outstanding and exercisable stock options at year end	3,636,480	$1.55

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2011:

Range of Exercise Prices	Number Outstanding	Weighed Average remaining Contractual Life	Weighted Average Exercise Price
$1.15 — $1.36	2,713,000	2.4 years	$1.15
$2.00 — $3.00	639,980	3.7 years	2.33
$3.10 — $4.65	255,000	4.7 years	3.40
$4.99 — $6.96	28,500	2.0 years	5.47

	3,636,480	2.8 years	$1.55

There was no intrinsic value of outstanding options and exercisable options as of December 31, 2011. As of December 31, 2011 384,172 shares were available for grant under the 2005 Plan. As of December 31, 2011, the Company had reserved 4,020,652 shares of common stock to meet its option obligation.

Rights Agreement

On September 11, 2001, the Company entered into a Rights Agreement (the “Rights Plan”) dated as of September 11, 2001, with Continental Stock Transfer & Trust Company, as rights agent (the “Rights Agent”), and declared a dividend of one right (a “Right”) to purchase from the Company one-thousandth of a share of its Series D Preferred Stock at an exercise price of $25 for each outstanding share of the Company’s common stock at the close of business on September 13, 2001. All Rights under this agreement had expired as of September 11, 2011.

10. Fair Value Measurements

The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical securities.

Level 2: Inputs other than quoted prices that may be observable for similar securities. These may include quoted prices for similar securities in active or markets that are not active.

Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the financial assets that we measured at fair value as of December 31, 2011 and 2010.

	2011	Input Level	2010	Input Level
Cash and money market funds	$135,843	Level 1	$98,514	Level 1
Indemnity fund-restricted money market funds	—	Level 1	115,568	Level 1
Short-term investments	27,446	Level 2	—	Level 2

	$163,289		$214,082

The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the years ended December 31, 2011 and 2010. No transfers occurred between Level 1and Level 2 assets for the years ended December 31, 2011 and 2010. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.24 as of December 31, 2011.

11. Income Taxes

As of December 31, 2011, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $82,855,000 and $44,981,000, respectively and federal and Massachusetts state research and development (“R&D”) credit carryforwards of approximately $1,578,000 and $1,110,000, respectively subject to limitation, may be available to offset future federal and state income tax liabilities through 2031.

Deferred tax assets consisted of the following as of December 31:	2011	2010

Net operating loss carryforward	$31,338,000	$31,534,000
Capitalized research and development expenses	10,402,000	12,977,000
License fees	325,000	617,000
Stock-based compensation expense	2,264,000	2,264,000
Other	737,000	2,754,000

Gross deferred tax assets	45,066,000	50,146,000
Valuation allowance	(45,066,000)	(50,146,000)

Net deferred tax assets	$—	$—

A reconciliation of the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the years ended December 31 is as follows:

	2011	2010
(Benefit)/provision at statutory rate	$(1,009,000)	$179,000
State taxes, net of federal benefit	267,000	32,000
Expiring state net operating loss carryforward	455,000	178,000
Gain on forgiven interest and cancellation of debt and other	2,567,000	3,000
Decrease in valuation allowance	(5,080,000)	(392,000)
NOL attribute reduction on debt cancellation	2,800,000	—

	$—	$—

For the years ended December 31, 2011 and 2010, the Company did not record any federal or state tax expense given its continued net operating loss position. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been recorded.

Income tax benefit for the years ended December 31:	2011	2010

Federal	$(2,737,000)	$(1,560,000)
State	(645,000)	(389,000)

	(3,382,000)	(1,949,000)
Valuation allowance	3,382,000	1,949,000

	$—	$—

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation of the unrecognized tax benefits recorded for the years ended December 31 is as follows:

	2011	2010
Balance at January 1	$2,822,531	$2,798,199
Additions based on tax positions related to the current year	—	24,332

Balance at December 31	$2,822,531	$2,822,531

The balance of unrecognized tax benefits as of December 31, 2011 of approximately $2,822,531 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2011.

The Company is subject to both federal and state income tax for the jurisdiction within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2009 through December 31, 2011. The U.S. Internal Revenue Service (IRS) had completed an audit of tax years 2007 and 2008 and had informed us that no adjustments to the federal tax returns as filed would be proposed as a result of the audit. However, because we are carrying forward income tax attributes such as the NOL from 2006, these attributes can still be audited when utilized on returns filed in the future.

12. Commitments and Contingencies

The Company’s corporate office lease expired on September 30, 2011. The Company is currently a tenant at will occupying approximately 4,500 square feet of office space. The Company’s former corporate office lease was subleased and scheduled to expire in May 2012, but was terminated early in May 2011 (Note 8).

Total rent expense was approximately $220,000 and $270,000 for the years ended December 31, 2011 and 2010, respectively and approximately $4,044,000 for the period from inception (October 16, 1992) through December 31, 2011. The Company received approximately $102,000 and $244,000 for the years ended December 31, 2011 and 2010, respectively, related to the sublease of the premises.

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906. The Company does not agree that the total amounts claimed in the lawsuit are in fact owed and will pursue all legal remedies available to it to defend this claim.

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

S. David Hillson our former Chairman of the Board and Chief Executive Officer requested that the Company create an indemnity trust for his benefit and fund the trust in the amount of $100,000. On June 15, 2004, the Company entered into a directors and officers indemnity trust agreement with Mr. Hillson and Boston Private Bank & Trust Company, as trustee (the “Indemnity Trust Agreement”), and funded the trust with $100,000. In December 2011, Mr. Hillson signed a blanket release of the indemnity trust funds. As of December 31, 2011 those funds have been reclassified to cash and cash equivalents in the Consolidated Balance Sheet.

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

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13. Related Party Transactions

In July 2011, Michael Mullen and William Guinness our current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. As of the settlement date, approximately $172,000 had been accrued for directors fees owed to the two board members who agreed to a reduced payment totaling $22,400. As a result of these transactions approximately $149,000 was recognized as forgiveness of debt.

The following table summarizes the convertible notes payable due related parties as of December 31, 2011:

	Note Date	Principal Balance
Thomas Gipson - (interest rate of 5%; due December 31, 2010)	March 23, 2007	$1,655,173

Arthur Koenig - (interest rate of 5%; due December 31, 2010)	March 23, 2007	3,000,000

Ingalls & Synder Value Partners - (interest rate of 5%; due December 31, 2010)	August 14, 2007	10,000,000

Thomas Gipson - (interest rate of 5%; due December 31, 2010)	March 20, 2008	2,172,415

Robert L. Gipson - (interest rate of 5%; due December 31, 2010)	June 25, 2008	5,000,000

Aggregate carrying value		$21,827,588

In December 2011 the Company entered into the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) with the Purchasers of convertible promissory notes of the Company purchased pursuant to a Promissory Note Purchase Agreement executed in March, 2007. The Amendment provided that each Purchaser would waive their respective right to be paid any and all interest accrued or to be accrued pursuant to the promissory notes issued under the Note Purchase Agreement. This transaction resulted in a reduction of $6,132,499 in accrued interest expense. The Amendment further provided that two of the Purchasers would convert a portion of the amounts owed to them into common stock of the Company at $2.50 per share as provided in the Note Purchase Agreement. Robert Gipson converted $5,827,585 of debt into 2,331,034 shares of common stock and Thomas Gipson converted $1,344,827 of debt into 537,931 shares of common shares. As a result of this transaction, $28,690 was recorded to the common stock account and $7,143,722 was recorded to additional paid-in-capital a component of Stockholders’ deficit.

The Company considered the guidance offered under Accounting Standards Codification ASC 470-50-40-2 and ASC 470-50-40-3, “Debt – Modifications and Extinguishments – Derecognition”. The Company determined that the extinguishment of the debt more closely represented a capital transaction. The $6,132,499 in forgiven accrued interest occurred with a related party and was therefore classified as a capital transaction and recorded to additional paid-in capital a component of stockholders’ deficit.

The following table summarizes the notes payable due Robert Gipson as of December 31, 2011:

Principal Balance
Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000

Unsecured demand notes payable; interest rate of 7%: issued January 2010 - December 2010	3,310,000

Unsecured demand notes payable; interest rate of 7%: issued January 2011 - December 2011	2,240,000

Aggregate carrying value	$5,900,000

In November 2011, the Company purchased from Robert L. Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. At the time of the purchase, $195,807 of interest had accrued on the Note. The purchase price for the Note and all accrued interest was $1,000.

The Company considered the guidance offered under Accounting Standards Codification ASC 470-50-40-2 and ASC 470-50-40-3, “Debt – Modifications and Extinguishments – Derecognition”. The Company determined that the extinguishment of the debt more closely represented a capital transaction. The $195,807 in forgiven accrued interest and the gain of $999,000 due to the difference between the purchase price of $1,000 and the carrying value of the extinguished debt of $1,000,000 occurred in a transaction with a related party and was therefore classified as a capital transaction and recorded to additional paid-in capital a component of stockholders’ deficit.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Convertible Preferred Stock transactions

In 2009 the Company issued a total of 196,000 shares of Series F convertible preferred stock to Robert Gipson and received gross proceeds of $4,900,000. On June 1, 2011 the Company issued to Robert L. Gipson 4,600,000 shares of its common stock in exchange for the conversion by Mr. Gipson of 184,000 shares of the Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”). Each share of the Series F Stock was converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. The cumulative accrued interest at the date of conversion of $640,874 was reclassified to additional paid-in capital since the shares were no longer redeemable. As of December 31, 2011 there remained 12,000 shares of Series F Stock outstanding and held by Mr. Gipson.

Common Stock transactions

On December 16, 2011 the Company purchased at $0.01 per share, 60,000 shares from Robert Gipson, 530,000 shares from Thomas Gipson, 100,000 shares from Ingalls and Snyder Value Partners and 50,000 shares from Arthur Koenig. The closing price for the Company’s stock on December 16th was $0.14 per share. The price per share paid by the Company to these sellers represented a 93% discount to the market price for the shares.

In December 2011 the Company entered into the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) with the Purchasers of convertible promissory notes of the Company purchased pursuant to a Promissory Note Purchase Agreement executed in March, 2007. The Amendment provided that each Purchaser would waive their respective right to be paid any and all interest accrued or to be accrued pursuant to the promissory notes issued under the Note Purchase Agreement. This transaction resulted in a reduction of $6,132,499 in accrued interest expense. The Amendment further provided that two of the Purchasers would convert a portion of the amounts owed to them into common stock of the Company at $2.50 per share as provided in the Note Purchase Agreement. Robert Gipson converted $5,827,585 of debt into 2,331,034 shares of common stock and Thomas Gipson converted $1,344,827 of debt into 537,931 shares of common shares. As a result of this transaction, $28,690 was recorded to the common stock account and $7,143,722 was recorded to additional paid-in-capital a component of Stockholders’ deficit.

On December 27, 2011 the Company agreed to purchase 2,331,034 shares of common stock held by Robert Gipson and 537,931 shares of common stock held by Thomas Gipson at a purchase price per share of $0.0025 for a total of $7,172. The closing price for the Company’s stock on December 27th was $0.20 per share. The price per share paid by the Company to the sellers represented a 99% discount to the market price for the shares. The 2,868,965 shares of common stock the Company repurchased were retired under the constructive retirement method. This method was determined to be appropriate as management does not intend to reissue the shares within a reasonable period of time.

In December 2010, the Company had purchased 270,000 common shares from Robert Gipson at $.03 per share for a total of $8,125. The closing price for the Company’s stock on December 28 was $0.15 per share. The price per share paid by the Company to Mr. Gipson represented an 80% discount to the market price for the shares. The 270,000 shares of common stock the Company repurchased were retired under the constructive retirement method. This method was determined to be appropriate as management did not intend to reissue the shares within a reasonable period of time.

14. Employee Benefit Plan

The company maintains a 401(k) savings plan (the “Plan”) but discontinued the employer matching provision in the first quarter of 2009.

15. Subsequent Events

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. The option agreement provides Navidea with a 6 month period during which it has exclusive rights to license the asset and complete further diligence and the definitive license for [123I]-E-IACFT. Under the terms of the option agreement, Navidea paid Alseres an option fee of $500,000 upon signing the agreement. Navidea can extend the option period from June 30, 2012 to July 31, 2012, for an additional $250,000. If executed, the terms outlined in the option agreement call for contingent late-stage cash milestone payments totaling $3.0 million and up to 1.45 million shares of Navidea stock. In addition, the license terms outlined in the option agreement also call for royalties on net sales of the approved product which are consistent with industry-standard terms.

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906. The Company does not agree that the total amounts claimed in the lawsuit are in fact owed and will pursue all legal remedies available to it to defend this claim.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized this 29th day of March, 2012.

ALSERES PHARMACEUTICALS, INC.

By:	/S/ PETER G. SAVAS
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER G. SAVAS	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2012
Peter G. Savas

/S/ KENNETH L. RICE, JR.	Executive Vice President Finance and	March 29, 2012
Kenneth L. Rice, Jr.	Administration and Chief Financial Officer (Principal Financial and Accounting Officer)

/S/ WILLIAM L.S. GUINNESS	Director	March 29, 2012
William L.S. Guinness

/S/ MICHAEL J. MULLEN	Director	March 29, 2012
Michael J. Mullen

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533

3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533

Instruments Defining the Rights of Security Holders

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533

series D

4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

series F

4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533

Rights Agreement

4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

4.5	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4.6	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4.7	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533

4.8	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4.9	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

Miscellaneous

4.10	Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533

4.11	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533

Ingalls

4.12	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4.13	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4.14	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4.15	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

4.16	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533

Material Contracts — Supply, License, Distribution
CMCC

10.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533

10.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Harvard

10.3	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10.4	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10.5	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

10.6	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

10.7	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10.8	Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533

Nordion

10.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

10.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10.11	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

10.12	Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533

10.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

10.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533

10.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533

10.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.19+	Amendment No. 10 dated as of January 4, 2010 to Nordion Agreement	10-K for 12/31/2009	10.19	3/31/2010	000-6533

Organix

10.20	License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.21	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.22	Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533

BioAxone

10.23+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533

10.24+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533

10.25	Amendment to BioAxone License Agreement dated as of April 23, 2009	10-K for 12/31/2009	10.25	3/31/2010	000-6533

Material Contracts — Leases

10.24	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

10.25	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10.26	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

10.27	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10.28	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements

10.29	Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533

10.30	Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533

10.31	Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533

10.32	Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533

10.33	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.33	3/31/2010	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533

10.35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533

10.36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533

10.37	Securities Purchase Agreement, dated April 16, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	4/22/2009	000-6533

10.38	Securities Purchase Agreement, dated May 12, 2009, by and between the Company and Robert L. Gipson	10-Q	10.2	8/14/2009	000-6533

10.39	Securities Purchase Agreement, dated June 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	6/22/2009	000-6533

10.40	Securities Purchase Agreement, dated July 9, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/13/2009	000-6533

10.41	Securities Purchase Agreement, dated July 23, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/29/2009	000-6533

10.42	Securities Purchase Agreement, dated August 11, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.42	3/31/2010	000-6533

10.43	Securities Purchase Agreement, dated August 26, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/1/2009	000-6533

10.44	Securities Purchase Agreement, dated September 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/16/2009	000-6533

10.45	Securities Purchase Agreement, dated September 28, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	10/2/2009	000-6533

10.46	Securities Purchase Agreement, dated November 4, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	11/10/2009	000-6533

10.47	Promissory Note issued by the Company to Robert Gipson dated December 23, 2009	8-K	10.7	12/28/2009	000-6533

10.48	Promissory Note issued by the Company to Robert Gipson dated January 28, 2010	8-K	10.7	1/28/2010	000-6533

10.49	Promissory Note issued by the Company to Robert Gipson dated February 10, 2010	10-K for 12/31/2009	10.49	3/31/2010	000-6533

10.50	Promissory Note issued by the Company to Robert Gipson dated February 26, 2010	8-K	10.7	3/4/2010	000-6533

10.51	Promissory Note issued by the Company to Robert Gipson dated March 9, 2010	10-K for 12/31/2009	10.51	3/31/2010	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.52	Promissory Note issued by the Company to Robert Gipson dated March 25, 2010	10-K for 12/31/2009	10.52	3/31/2010	000-6533

10.53	Promissory Note issued by the Company to Robert Gipson dated April 20, 2010	8-K	10.7	4/21/2010	000-6533

10.54	Promissory Note issued by the Company to Robert Gipson dated May 24, 2010	10-K for 12/31/2011	10.54	3/31/2011	000-6533

10.55	Promissory Note issued by the Company to Robert Gipson dated June 10, 2010	8-K	10.7	6/11/2010	000-6533

10.56	Promissory Note issued by the Company to Robert Gipson dated July 1, 2010	8-K	10.7	7/8/2010	000-6533

10.57	Promissory Note issued by the Company to Robert Gipson dated August 2, 2010	8-K	10.7	8/3/2010	000-6533

10.58	Promissory Note issued by the Company to Robert Gipson dated September 7, 2010	8-K	10.7	9/8/2010	000-6533

10.59	Promissory Note issued by the Company to Robert Gipson dated September 13, 2010	8-K	10.8	9/16/2010	000-6533

10.60	Promissory Note issued by the Company to Robert Gipson dated September 20, 2010	10-K for 12/31/2011	10.60	3/31/2011	000-6533

10.61	Promissory Note issued by the Company to Robert Gipson dated October 18, 2010	10-K for 12/31/2011	10.61	3/31/2011	000-6533

10.62	Note purchase Agreement with Highbridge International LLC dated September 10, 2010	8-K	10.7	9/16/2010	000-6533

10.63	Promissory Note issued by the Company to Robert Gipson dated November 4, 2010	8-K	10.7	11/5/2010	000-6533

10.64	Promissory Note issued by the Company to Robert Gipson dated December 9, 2010	8-K	10.7	12/10/2010	000-6533

10.65	Promissory Note issued by the Company to Robert Gipson dated January 7, 2011	8-K	10.7	1/13/2011	000-6533

10.66	Stock Repurchase Agreement with Robert Gipson dated December 28, 2010	8-K	1.01	1/3/2011	000-6533

10.67	Promissory Note issued by the Company to Robert Gipson dated February 8, 2011	8-K	10.7	2/9/2011	000-6533

10.68	Promissory Note issued by the Company to Robert Gipson dated March 4, 2011	8-K	10.7	3/10/2011	000-6533

10.69	Promissory Note issued by the Company to Robert Gipson dated March 16, 2011	8-K	10.7	3/22/2011	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Management Contract or Compensatory Plan or Arrangement

10.70#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

10.71#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10.72#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10.73#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533

10.74#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533

10.75#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K for 12/31/2008	10.44	3/31/2009	000.6533

10.76#	Amended and Restated Omnibus Stock Option Plan	10-K for 12/31/2008	10.45	3/31/2009	000.6533

10.77#	Amended and Restated 1998 Omnibus Stock Option Plan	10-K for 12/31/2008	10.46	3/31/2009	000.6533

10.78#	Amended and Restated 2005 Stock Incentive Plan	10-K for 12/31/2008	10.47	3/31/2009	000.6533

10.79#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533

10.80#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533

10.81#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533

10.82#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533

10.83#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533

Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Additional Exhibits

21	Subsidiaries of the Registrant	*

23.1	Consent of McGladrey & Pullen, LLP	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposed of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.
(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.