Form 10-Q
period 2012-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2012-05-11
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2012 and 2011, and for the period from inception (October 16, 1992) to March 31, 2012	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and for the period from inception (October 16, 1992) to March 31, 2012	5
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 Quantitative and Qualitative Disclosures About Market Risk	17
Item 4 Controls and Procedures	17

Part II OTHER INFORMATION	17
Item 1 Legal Proceedings	17
Item 6 Exhibits	19

SIGNATURES	20
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited)
	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$122,199	$135,843
Short-term investments	33,327	27,446
Prepaid expenses and other current assets	51,829	4,965

Total current assets	207,355	168,254

Property and Equipment, net	1,940	2,475

Total assets	$209,295	$170,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,209,246	$2,210,229
Convertible notes payable	21,827,588	21,827,588
Notes payable	5,900,000	5,900,000
Accrued interest payable on notes payable	589,659	486,691
Deferred revenue	250,000	—

Total current liabilities	30,776,493	30,424,508

Total liabilities	30,776,493	30,424,508

Commitments and contingencies

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at March 31, 2012 and December 31, 2011, (liquidation preference of $300,000 at March 31, 2012)	353,680	348,444

Stockholders’ deficit:

Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at March 31, 2012 and December 31, 2011; 30,635,720 issued and outstanding at March 31, 2012 and December 31, 2011	306,357	306,357
Additional paid-in capital	166,165,619	166,170,855
Accumulated other comprehensive loss	(25,486)	(31,367)
Deficit accumulated during development stage	(197,367,368)	(197,048,068)

Total stockholders’ deficit	(30,920,878)	(30,602,223)

Total liabilities and stockholders’ deficit	$209,295	$170,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,		For the period from October 16, 1992 (inception) to
	2012	2011	March 31, 2012
Revenues:	$250,000	$—	$1,150,000

Operating expenses:
General and administrative	446,362	597,597	69,261,250
Research and development	20,694	25,596	116,062,292
Purchased in-process research and development	—	—	12,146,544

Operating expenses before accrual reversal	467,056	623,193	197,470,086

Accrual reversal	—	—	(561,195)

Total operating expenses	467,056	623,193	196,908,891

Loss from operations	(217,056)	(623,193)	(195,758,891)
Interest expense	(103,397)	(453,751)	(14,592,507)
Investment income	248	333	7,705,252
Other income (expense),	905	—	(1,473,159)
Gain on early extinguishment of debt	—	—	6,277,100
Forgiveness of debt	—	—	476,837

Net loss	(319,300)	(1,076,611)	(197,365,368)

Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(319,300)	(1,076,611)	(206,657,669)

Other comprehensive income
Net change in unrealized gain on marketable securities	5,881	—	5,881

Comprehensive loss	$(313,419)	$(1,076,611)	$(206,651,788)

Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.04)

Weighted average common shares outstanding	30,635,720	26,785,645

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(319,300)	$(1,076,611)	$(197,365,368)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	—	28,680
Forgiveness of debt	—	—	(476,837)
Net gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	—	(58,814)
Non-cash interest expense	—	—	3,966,394
Non-cash charges related to options, warrants and common stock	—	834	11,115,437
Amortization of financing costs	—	2,606	25,188
Amortization and depreciation	535	13,769	2,891,201
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(46,864)	(31,180)	453,499
(Decrease) increase in accounts payable and accrued expenses	(983)	(27,735)	1,913,419
Increase in accrued interest payable	102,968	448,645	7,917,765
Deferred revenue	250,000	—	250,000
Decrease in accrued lease	—	(14,982)	—

Net cash used for operating activities	(13,644)	(684,654)	(159,616,101)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	—	(1,654,487)
Proceeds from the sale of property and equipment	—	—	3,430
Decrease in indemnity fund	—	38	—
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by investing activities	—	38	106,980

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(26,356)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	—	600,000	58,485,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	—	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	—	600,000	159,631,320

			From Inception
			(October 16,
			1992) to
	Three Months Ended March 31,		March 31,
	2012	2011	2012
Net (decrease) increase in cash and cash equivalents	(13,644)	(84,616)	122,199
Cash and cash equivalents, beginning of period	135,843	98,514	—

Cash and cash equivalents, end of period	$122,199	$13,898	$122,199

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

March 31, 2012

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through March 31, 2012, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in Accounting Standards Codification 915 (ASC 915) Development Stage Entities and will continue to be so until the commencement of commercial operations. Our development stage started on October 16, 1992 and has continued through March 31, 2012, and is expected to continue for the foreseeable future.

As of March 31, 2012, we had experienced total net losses since inception of approximately $206,658,000, stockholders’ deficit of approximately $30,921,000 and a net working capital deficit of approximately $30,569,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at March 31, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $160,000 in cash and cash equivalents available as of May 4, 2012 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2012.

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

The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2012 and December 31, 2011, cash equivalents consisted of money market funds.

Short-term Investments

The Company considers all marketable securities with maturities greater than three months and less than one year at the time of acquisition or purchase to be short-term investments. The Company evaluates such designation as of each balance sheet date to determine if the classification is appropriate. As of March 31, 2012 our short-term investments were classified as available-for-sale and were carried on the balance sheet at fair value. The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

Comprehensive Loss

Components of comprehensive loss are reported in the Company’s condensed consolidated statements of comprehensive loss in the period in which they are recognized. The components of comprehensive loss include net loss and net change in the unrealized gains or losses in our marketable securities during the period.

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values as of March 31, 2012 and December 31, 2011 due to their short-term nature. Short-term investments were considered available-for-sale as of March 31, 2012 and are carried at fair value in the condensed consolidated balance sheets. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.29 as of March 31, 2012 and the Company currently does not have the resources to repay the convertible debt.

Revenue Recognition and Deferred Revenue

The Company presents revenue from collaboration and licensing arrangements under FASB ASC 808, Collaboration Arrangements. Our revenue arrangements with multiple elements are evaluated under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13), and are divided into separate units of accounting if certain criteria are met, including whether the delivered element has standalone value to the customer, whether the arrangement includes a general right of return relative to the delivered element and whether delivery or performance of the undelivered element is considered probable and substantially under our control. The consideration we receive under collaboration and licensing arrangements is allocated among the separate units of accounting based on the selling price hierarchy, and the applicable revenue recognition criteria is applied to each of the separate units. Advance payments received in excess of amounts earned are classified as deferred revenue until earned.

Revenues associated with substantive, at-risk milestones pursuant to collaborative and licensing agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in collaboration agreements that are not considered milestones will be recognized as revenue when payments are earned from our collaborators through completion of any underlying performance obligations, the amounts are fixed or determinable and collectability is reasonably assured.

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a definitive license agreement by June 30, 2012. The option agreement provides Navidea with a 6 month period during which it has exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for [123I]-E-IACFT. Our deliverables during the term of the option are a requirement that the Company assist Navidea with meetings and communications with the Food and Drug Administration (“FDA”) to allow Navidea to evaluate a path to commercialization and the feasibility of exercising the license option. As such we determined that the $500,000 non-refundable option fee received from Navidea represents a unit of accounting separate from scheduled milestone payments that will be receivable should the license option be exercised. Therefore the Company will recognize the non-refundable option fee received from Navidea ratably over the option period which ends June 30, 2012 as the Company has continuing performance requirements previously described. As of March 31, 2012 the Company has recognized $250,000 of revenue from the non-refundable option fee of $500,000 received from Navidea Biopharmaceuticals upon the signing of an option agreement during January 2012.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. The Company adopted these standards as of January 1, 2012. As ASU 2011-05 impacts presentation only, it had no effect on the Company’s condensed consolidated financial statements for the three months ended March 31, 2012 and 2011.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

Major components	March 31, 2012	December 31, 2011
Research and development expenses	$1,336,009	$1,316,095
Professional fees	705,823	715,672
General and administrative expenses	87,787	99,746
Compensation related expenses	79,627	78,716

	$2,209,246	$2,210,229

4. Net Loss per Share

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at March 31, 2012, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Stock options and warrants to purchase approximately 3.6 million shares of common stock were outstanding at March 31, 2011, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at March 31, 2012 could potentially dilute earnings per share in the future.

5. Accounting for Stock-Based Compensation

We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2012, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. There was no adjustment made in January 2012.

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

No stock-based compensation expense was recorded during the three months ended March 31, 2012. Stock-based compensation of $834 was recorded during the three months ended March 31, 2011.

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended March 31, 2012 and 2011.

A summary of our outstanding stock options for the three months ended March 31, 2012 and 2011 is presented below.

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,636,480	$1.55	3,650,443	$1.59
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(625,000)	1.75	(5,000)	15.63

Outstanding at end of period	3,011,480	$1.51	3,645,443	$1.57

Options exercisable at end of period	3,011,480	$1.51	3,645,443	$1.57

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.15 — $1.36	2,288,000	2.2 years	$1.15
$2.00 — $3.00	539,980	3.5 years	2.33
$3.10 — $4.65	155,000	5.6 years	3.17
$4.99 — $6.96	28,500	1.8 years	5.47

	3,011,480	2.6 years	$1.51

There was no intrinsic value of outstanding options and exercisable options as of March 31, 2012. As of March 31, 2012, 809,172 shares were available for grant under the 2005 Plan.

6. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		March 31, 2012	December 31, 2011

Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$4,655,173	$4,655,173
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	2,172,415	2,172,415
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000

Aggregate carrying value		$21,827,588	$21,827,588

No interest expense was incurred related to the convertible notes payable for the three months ended March 31, 2012. Interest expense totaling $362,499 was incurred related to the convertible notes payable for the three months ended March 31, 2011. In December 2011, Robert Gipson and Thomas Gipson elected to convert a total of $7,172,412 of their convertible notes payable into common stock of the Company. This transaction was part of a debt reduction agreement entered into through the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) which also provided that all interest accrued or to be accrued related to these promissory notes would be waived.

The remaining unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. As of March 31, 2012, the holders of this debt have not made any formal demand for payment. However, each Purchaser is prohibited from effecting a conversion into common stock if at the time of such conversion the common stock issuable to such Purchaser, when taken together with all shares of common stock then held or otherwise beneficially owned by such Purchaser exceeds 19.9%, or 9.99% ISVP, of the total number of issued and outstanding shares of the Company’s common stock immediately prior to such conversion unless and until the Company’s stockholders approve the conversion of all of the shares of common stock issuable there under. There has been no demand for amounts due and the classification remains current.

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

Beneficial Conversion Feature (BCF)

Two of the remaining unsecured promissory notes were issued with a conversion price of $2.50 which was below the market price of the Company’s common stock on the dates the agreements were entered into and resulted in the recording of a beneficial conversion feature (“BCF”). The Company recorded a BCF of $1,400,000 on (the “ISVP”) note and a BCF of $380,000 on (the “2008 RG”) note which were recognized as a decrease in the carrying value and an increase to additional paid-in capital. All related BCF expense has been fully recognized as interest expense using the effective interest method as of December 31, 2010.

Promissory Notes

Demand Notes Payable to Significant Stockholder	March 31, 2012	December 31, 2011

Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	2,240,000	2,240,000

	5,900,000	5,900,000
Accrued interest	589,659	486,691

Aggregate carrying value	$6,489,659	$6,386,691

Interest expense totaling $102,968 and $86,146 was incurred related to the demand notes payable for the three months ended March 31, 2012 and 2011, respectively. In November 2011, the Company purchased from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. The result of this transaction was a reduction in quarterly interest expense of approximately $18,000 which has been partially offset by interest on the additional debt obligations of $2,240,000 entered into by the Company during 2011 with Robert Gipson.

According to a Schedule D/A filed with the SEC on December 27, 2011 Robert Gipson beneficially owned approximately 50.1% of the outstanding common stock of the Company as of that date. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. According to a Schedule D/A filed with the SEC on December 27, 2011, Thomas Gipson beneficially owned approximately 15.2% of the outstanding common stock of the Company as of that date. According to a Schedule 13G/A filed with the SEC on June 7, 2011, Arthur Koenig beneficially owned approximately 7% of the outstanding common stock of the Company on June 1, 2011. According to a Schedule 13G/A filed with the SEC on February 2, 2012, ISVP owned approximately 9.99% of the outstanding common stock of the Company as of December 31, 2011. According to a Schedule 13G/A filed with the SEC on February 7, 2012, Ingalls & Snyder LLC beneficially owned approximately 9.99% of the outstanding common stock of the Company on December 31, 2011.

7. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. Each share of the Series F Stock was sold to Robert Gipson during 2009 at a price per share of $25 yielding aggregate proceeds to the Company in 2009 of $4,600,000. As of March 31, 2012, there remained 12,000 shares of Series F Stock still outstanding and held by Robert Gipson.

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

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,362.97. The Company believes that the total amounts claimed in the Biostorage lawsuit are significantly overstated. The Company intends to pursue all available legal and equitable remedies to defend this claim.

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

9. Income taxes

The Company is subject to both federal and state income tax for the jurisdiction within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2009 through December 31, 2011. The U.S. Internal Revenue Service (IRS) has completed an audit of tax years 2007 and 2008 and has informed us that no adjustments to the federal tax returns as filed will be proposed as a result of the audit. However, because we are carrying forward income tax attributes such as a net operating loss (“NOL”) from 2006, these attributes can still be audited when utilized on returns filed in the future.

10. Fair Value Measurements

The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 — unadjusted quoted prices in active markets for identical securities;

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Fair Value	Input Level	Fair Value	Input Level
Cash and money market funds — current assets	$122,199	Level 1	$135,843	Level 1
Short-term investments	33,327	Level 2	27,446	Level 2

	$155,526		$163,289

The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the period ended March 31, 2012 or December 31, 2011. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.29 as of March 31, 2012.

11. Subsequent Events

We evaluated all events or transactions that occurred after March 31, 2012 up through the date we issued these financial statements.

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,362.97. The Company does not agree that the total amounts claimed in the lawsuit are in fact owed and will pursue all legal remedies available to it to defend this claim.

On May 3, 2012, we borrowed the principal sum of $150,000 from Robert Gipson. The funds borrowed are secured by a demand promissory note issued to Mr. Gipson that bears interest at the rate of 7% per annum.

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

Product Development — Molecular Imaging Program

Altropane Molecular Imaging Agent

The Altropane molecular imaging agent is intended to be used for the differential diagnosis of PS, including PD, and non-PS in patients with an upper extremity tremor. After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers in the second part of the program, as is the customary process for clinical trials of molecular imaging agents. Enrollment in the first part of POET-2 was completed in January 2009. In April 2009 we reached agreement with the FDA under the Special Protocol Assessment, or SPA process, for the second part of the Phase III clinical trial program of Altropane. A SPA is a process by which sponsors and the FDA reach an agreement on the size, design and analysis of clinical trials that will form the primary basis of approval. The Phase III program is designed to confirm the diagnostic utility of the agent in anticipation of drug registration. The second portion of the Phase III, POET-2 program covered by the SPA consists of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the United States. The subjects to be tested will be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis. Based on the trial design and scope covered by the Special Protocol Assessment Agreement for POET-2, we estimate that the total costs to complete the POET-2 program and prepare and submit a New Drug Application (“NDA”) for Altropane in the U.S. will be approximately $30 million. This funding is not available at present and there can be no assurance that such funds will be available on acceptable terms if at all.

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

Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by Children’s Medical Center Corporation (“CMCC”) of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. As of March 31, 2012 CMCC was owed approximately $77,000 in license fees and legal costs associated with the licenses and approximately $530,000 related to sponsored research contracts. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.

Brain Health Centers Opportunity

Although there can be no assurance that the transaction contemplated with Navidea will close, we have begun preliminary planning for the redirection of the Company in the event that the transaction is closed.

We are presently conducting a preliminary feasibility assessment for a new business focused on organizing and operating a U.S. network of Brain Health Centers concentrating on neurodegenerative conditions. The centers will provide screening, diagnosis and on-going monitoring of both pre-symptomatic and symptomatic patients affected by neurodegenerative brain disorders. The centers will take advantage of currently available in-vitro diagnostics as well as imaging diagnostics to identify patients who are “at risk” of developing degenerative brain disorders. We are working, on a confidential basis, with industry participants to assess possible support for the development of the potential new business including capital and human resources.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Our estimates include those related to marketable securities, research contracts and the fair value and classification of financial instruments. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

Three Months Ended March 31, 2012 and 2011

Revenue

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a definitive license agreement by June 30, 2012. The option agreement provides Navidea with a 6 month period during which it has exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for [123I]-E-IACFT. During the term of the option, the Company will assist Navidea with meetings and communications with the Food and Drug Administration (“FDA”).

For the three months ended March 31, 2012, the Company recognized revenue of $250,000 with the remaining $250,000 to be recognized in the second quarter of 2012. The Company continues to have performance obligations for the entire term of the option agreement which expires on June 30, 2012. Revenue will be recognized on a pro-rata basis as performance occurs and obligations are completed.

Per the terms of the agreement, Navidea may extend the option period from June 30, 2012 to July 31, 2012, for an additional payment of $250,000.

Our net loss was $319,300 for the three months ended March 31, 2012 compared to a net loss of $1,076,611 for the three months ended March 31, 2011. The net loss for the three months ended March 31, 2012 resulted from the recognition of $250,000 in revenue referenced above partially offset by operating expenses of approximately $467,000 and interest expense of approximately $103,000. The net loss of $1,076,611 for the three months ended March 31, 2011 was attributable to operating expenses of approximately $623,000 and interest expense of approximately $454,000.

Research and development expenses were $20,694 during the three months ended March 31, 2012 compared to $25,596 during the three months ended March 31, 2011. Our continued curtailment of spending on Altropane pending receipt of additional funds resulted in minimal expenses incurred during both periods.

General and administrative expenses were $446,362 during the three months ended March 31, 2012 compared to $597,597 during the three months ended March 31, 2011. The decrease of $151,235 or 25% for the three months ended March 31, 2012 was attributable to (i) a reduction in employee payroll and related tax and benefit costs of approximately $72,000 resulting from reduced headcount; and (ii) a reduction in overhead costs of approximately $73,000 related to the expiration of our lease in September 2011. The reductions resulted in lower rent and common area maintenance charges of approximately $53,000, the elimination of approximately $11,000 in non-cash charges for the amortization of leasehold improvements and approximately $7,200 in reduced utility expenses.

Interest expense of $103,397 was incurred during the three months ended March 31, 2012 compared to $453,751 during the three months ended March 31, 2011. The decrease of $350,354, or 77% for the three months ended March 31, 2012 was attributable to the debt reduction agreements signed in the fourth quarter of 2011. In December 2011, Robert Gipson and Thomas Gipson converted $7,172,412 of their convertible notes payable into common stock of the Company. The debt reduction agreement provided that all future interest related to these promissory notes would be waived. These transactions reduced quarterly interest expense by approximately $363,000. In November 2011, the Company further reduced its debt obligations by purchasing from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. This transaction reduced quarterly interest expense by approximately $18,000. The savings associated with the debt reduction agreements were partially offset by $2,240,000 of new debt obligations entered into with Robert Gipson during 2011. No additional debt obligations were entered into during the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2012, we had experienced total net losses since inception of approximately $206,658,000, stockholders’ deficit of approximately $30,921,000 and a net working capital deficit of approximately $30,569,000. The cash and cash equivalents available at March 31, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. As of May 4, 2012, we had cash and cash equivalents of approximately $160,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures through May 2012.

For the three months ended March 31, 2012, the Company received a non-refundable option fee of $500,000 from Navidea Biopharmaceuticals, Inc. upon signing an exclusive right to negotiate a definitive license agreement by June 30, 2012. Per the terms of the agreement, Navidea may extend the option period from June 30, 2012 to July 31, 2012, for an additional payment of $250,000.

Operating Activities

Net cash used for operating activities was $13,644 for the three months ended March 31, 2012 compared to $684,654 for the three months ended March 31, 2011. Net cash used for operating activities for the three months ended March 31, 2012 reflects our curtailment of operations pending additional funding, the reduction in accrued interest expense associated with the debt reduction agreements signed in the fourth quarter of 2011 and the receipt of $500,000 from Navidea Biopharmaceuticals upon the signing of an option agreement during January 2012.

Investing Activities

No cash was provided by investing activities for the three months ended March 31, 2012. Cash provided by investing activities was $38 for the three months ended March 31, 2011.

Financing Activities

No cash was provided by financing activities for the three months ended March 31, 2012 compared to $600,000 for the three months ended March 31, 2011. Cash provided by financing activities for the three months ended March 31, 2011 reflects the proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum.

During the three months ended March 31, 2012, we were able to utilize the funds received from the option agreement signed with Navidea to cover operating expenses. In the past we had obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from other sources, we may need to cease operations or reduce, cease or delay research and development programs and/or adjust our current business plan and in any such event we may not be able to continue as a going concern.

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

In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors. If we are unable to raise additional or sufficient capital or if we violate a debt covenant or default under the March 2008 Amended Purchase Agreement or the June 2008 Purchase Agreement (described below) we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4 — Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,362.97. The Company believes that the total amounts claimed in the Biostorage lawsuit are significantly overstated. The Company intends to pursue all available legal and equitable remedies to defend this claim.

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

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: May 11, 2012	/s/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 11, 2012	/s/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)