Form 10-Q
period 2012-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2012-08-13
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, and for the period from inception (October 16, 1992) to June 30, 2012	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011, and for the period from inception (October 16, 1992) to June 30, 2012	5
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 Controls and Procedures	18

Part II OTHER INFORMATION	18
Item 1 Legal Proceedings	18
Item 6 Exhibits	20

SIGNATURES	21
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited)
	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$63,552	$135,843
Short-term investments	20,389	27,446
Prepaid expenses and other current assets	44,008	4,965

Total current assets	127,949	168,254

Property and Equipment, net	1,582	2,475

Total assets	$129,531	$170,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,297,042	$2,210,229
Convertible notes payable	21,827,588	21,827,588
Notes payable	6,185,000	5,900,000
Accrued interest payable on notes payable	694,946	486,691

Total current liabilities	31,004,576	30,424,508

Total liabilities	31,004,576	30,424,508

Commitments and contingencies

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at June 30, 2012 and December 31, 2011, (liquidation preference of $300,000 at June 30, 2012)	358,915	348,444

Stockholders’ deficit:

Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at June 30, 2012 and December 31, 2011; 30,635,720 issued and outstanding at June 30, 2012 and December 31, 2011	306,357	306,357
Additional paid-in capital	166,160,384	166,170,855
Accumulated other comprehensive loss	(38,424)	(31,367)
Deficit accumulated during development stage	(197,662,277)	(197,048,068)

Total stockholders’ deficit	(31,233,960)	(30,602,223)

Total liabilities and stockholders’ deficit	$129,531	$170,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the period from October 16, 1992 (inception) to
	2012	2011	2012	2011	June 30, 2012
Revenue	$250,000	$—	$500,000	$—	$1,400,000

Operating expenses:
General and administrative	418,676	571,282	865,039	1,168,879	69,679,927
Research and development	20,545	58,358	41,239	83,954	116,082,837
Purchased in-process research and development	—	—	—	—	12,146,544

Operating expenses before accrual reversal	439,221	629,640	906,278	1,252,833	197,909,308
Accrual reversal	—	(561,196)	—	(561,196)	(561,195)

Total operating expenses	439,221	68,444	906,278	691,637	197,348,113

Loss from operations	(189,221)	(68,444)	(406,278)	(691,637)	(195,948,113)

Interest expense	(105,716)	(465,258)	(209,113)	(919,009)	(14,698,223)
Investment income	29	166	277	499	7,705,281
Other income (expense), net	—	—	905	—	(1,473,159)
Gain on early extinguishment of debt	—	—	—	—	6,277,100
Forgiveness of debt	—	—	—	—	476,837

Net loss	(294,908)	(533,536)	(614,209)	(1,610,147)	(197,660,277)

Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(294,908)	(533,536)	(614,209)	(1,610,147)	(206,952,578)

Other comprehensive income
Net change in unrealized loss on marketable securities	(12,938)	—	(7,057)	—	(7,057)

Comprehensive loss	$(307,846)	$(533,536)	$(621,266)	$(1,610,147)	$(206,959,635)

Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.02)	$(0.02)	$(0.06)

Weighted average common shares outstanding	30,635,720	28,302,129	30,635,720	27,548,076

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			From Inception (October 16, 1992) to June 30,
	Six Months Ended June 30,
	2012	2011	2012
Cash flows from operating activities:
Net loss	$(614,209)	$(1,610,147)	$(197,660,277)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	—	28,680
Forgiveness of debt	—	—	(476,837)
Gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	—	(58,814)
Non-cash interest expense	—	—	3,966,394
Non-cash charges related to options, warrants and common stock	—	834	11,115,437
Amortization of financing costs	—	6,842	25,188
Amortization and depreciation	893	27,274	2,891,559
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(39,043)	(24,112)	461,320
Increase (decrease) in accounts payable and accrued expenses	86,813	(769,025)	2,001,215
Increase in accrued interest payable	208,255	911,222	8,023,052
Decrease in accrued lease	—	(96,425)	—

Net cash used for operating activities	(357,291)	(1,553,537)	(159,959,748)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	—	(1,654,487)
Proceeds from the sale of property and equipment	—	—	3,430
Decrease (increase) in security deposits and other assets	—	88,600	—
Decrease in indemnity fund	—	85	—
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by investing activities	—	88,685	106,980

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(26,356)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	285,000	1,440,000	58,770,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	—	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	285,000	1,440,000	159,916,320

			From Inception (October 16, 1992) to June 30,
	Six Months Ended June 30,
	2012	2011	2012
Net (decrease) increase in cash and cash equivalents	(72,291)	(24,852)	63,552
Cash and cash equivalents, beginning of period	135,843	98,514	—

Cash and cash equivalents, end of period	$63,552	$73,662	$63,552

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406

Supplemental disclosure of non-cash financing activity:
Conversion of notes payable to common stock	$—	$—	$7,172,412
Capital contribution related to forgiveness of accrued interest	$—	$—	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$—	$—	$640,874

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

June 30, 2012

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through June 30, 2012, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in Accounting Standards Codification 915 (ASC 915) Development Stage Entities and will continue to be so until the commencement of commercial operations. Our development stage started on October 16, 1992 and has continued through June 30, 2012, and is expected to continue for the foreseeable future.

As of June 30, 2012, we had experienced total net losses since inception of approximately $206,953,000, stockholders’ deficit of approximately $31,234,000 and a net working capital deficit of approximately $30,877,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at June 30, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $185,000 in cash and cash equivalents available as of August 1, 2012 combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2012.

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

Reclassification

Certain reclassifications have been made to the prior year’s condensed consolidated statements of comprehensive loss to conform to the current year presentation.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly liquid marketable securities purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds.

Short-term Investments

The Company considers all marketable securities with maturities greater than three months and less than one year at the time of acquisition or purchase to be short-term investments. The Company evaluates such designation as of each balance sheet date to determine if the classification is appropriate. As of June 30, 2012 our short-term investments were classified as available-for-sale and were carried on the balance sheet at fair value. The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

Comprehensive Loss

Components of comprehensive loss are reported in the Company’s condensed consolidated statements of comprehensive loss in the period in which they are recognized. The components of comprehensive loss include net loss and net change in the unrealized gains or losses in our marketable securities during the period.

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, other current assets, accounts payable and accrued expenses approximate their fair values as of June 30, 2012 and December 31, 2011 due to their short-term nature. Short-term investments were considered available-for-sale as of June 30, 2012 and are carried at fair value in the condensed consolidated balance sheets. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.12 as of June 30, 2012 and the Company currently does not have the resources to repay the convertible debt.

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

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a definitive license agreement by June 30, 2012 with a no-fee extension of the diligence period through July 31, 2012 available to Navidea. The option agreement provided Navidea with exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for [123I]-E-IACFT. Our deliverables through June 30, 2012 were to provide assistance to Navidea with regards to meetings and communications with the Food and Drug Administration (“FDA”) to allow Navidea to evaluate a path to commercialization and the feasibility of exercising the license option. As such we determined that the $500,000 non-refundable option fee received from Navidea represented a unit of accounting separate from scheduled milestone payments that would be receivable should the license option be exercised. Therefore the Company recognized the non-refundable option fee received from Navidea ratably over the option period which ended June 30, 2012 as the Company had continuing performance obligations through that date. Regulatory feedback received in June caused Navidea to extend their diligence review through July 31, 2012 which they elected to do ahead of executing a license on July 31, 2012. The extension of diligence in to July created no additional obligations on Alseres beyond those completed by June 30, so no adjustment to revenue was required as a result of the extension by Navidea.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standard Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. The Company adopted these standards as of January 1, 2012. As ASU 2011-05 impacts presentation only, it had no effect on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2012.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2012	December 31, 2011
Research and development expenses	$1,351,940	$1,316,095
Professional fees	761,061	715,672
General and administrative expenses	107,848	99,746
Compensation related expenses	76,193	78,716

	$2,297,042	$2,210,229

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at June 30, 2012, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Stock options and warrants to purchase approximately 3.6 million shares of common stock were outstanding at June 30, 2011, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at June 30, 2012 could potentially dilute earnings per share in the future.

5. Accounting for Stock-Based Compensation

We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2012, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. There was no adjustment made in January 2012.

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

No stock-based compensation expense was recorded during the three and six months ended June 30, 2012. No stock-based compensation was recorded during the three months ended June 30, 2011. Stock-based compensation of $834 was recorded during the six months ended June 30, 2011.

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended June 30, 2012 and 2011.

A summary of our outstanding stock options for the six months ended June 30, 2012 and 2011 is presented below.

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,636,480	$1.55	3,650,443	$1.59
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(625,000)	1.75	(5,000)	15.63

Outstanding at end of period	3,011,480	$1.51	3,645,443	$1.57

Options exercisable at end of period	3,011,480	$1.51	3,645,443	$1.57

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.15 — $1.36	2,288,000	1.9 years	$1.15
$2.00 — $3.00	539,980	3.2 years	2.33
$3.10 — $4.65	155,000	5.3 years	3.17
$4.99 — $6.96	28,500	1.5 years	5.47

	3,011,480	2.3 years	$1.51

There was no intrinsic value of outstanding options and exercisable options as of June 30, 2012. As of June 30, 2012, 809,172 shares were available for grant under the 2005 Plan.

6. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		June 30, 2012	December 31, 2011

Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$4,655,173	$4,655,173
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	10,000,000	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	2,172,415	2,172,415
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		5,000,000	5,000,000

Aggregate carrying value		$21,827,588	$21,827,588

No interest expense was incurred related to the convertible notes payable for the three and six months ended June 30, 2012. Interest expense totaling $362,499 and $724,998 was incurred related to the convertible notes payable for the three and six months ended June 30, 2011. In December 2011, Robert Gipson and Thomas Gipson elected to convert a total of $7,172,412 of their convertible notes payable into common stock of the Company. This transaction was part of a debt reduction agreement entered into through the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) which also provided that all interest accrued or to be accrued related to these promissory notes would be waived.

The remaining unsecured convertible promissory notes may be converted, at the option of the Purchasers, into (i) shares of the Company’s common stock at a conversion price per share of $2.50, (ii) the right to receive future payments related to the Company’s molecular imaging products in amounts equal to 2% of the Company’s pre-commercial revenue related to such products plus 0.5% of future net sales of such products for each $1,000,000 of outstanding principal and interest that a Purchaser elects to convert into future payments, or (iii) a combination of (i) and (ii). Any outstanding notes that are not converted into the Company’s common stock or into the right to receive future payments became due and payable on December 31, 2010. As of June 30, 2012, the holders of this debt have not made any formal demand for payment.

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

Promissory Notes

Demand Notes Payable to Significant Stockholder	June 30, 2012	December 31, 2011

Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	2,240,000	2,240,000
Unsecured demand notes payable; interest rate of 7%: issued January 2012 — June 2012	285,000	—

	6,185,000	5,900,000
Accrued interest	694,946	486,691

Aggregate carrying value	$6,879,946	$6,386,691

Interest expense totaling $105,287 and $100,078 was incurred related to the demand notes payable for the three months ended June 30, 2012 and 2011, respectively. Interest expense totaling $208,255 and $186,224 was incurred related to the demand notes payable for the six months ended June 30, 2012 and 2011, respectively. In November 2011, the Company purchased from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. The result of this transaction was a reduction in quarterly interest expense of approximately $18,000 which has been partially offset by interest on the additional debt obligations of $2,525,000 entered into by the Company during 2011 and 2012 with Robert Gipson.

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

7. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. Each share of the Series F Stock was sold to Robert Gipson during 2009 at a price per share of $25 yielding aggregate proceeds to the Company in 2009 of $4,600,000. As of June 30, 2012, 12,000 shares of Series F Stock were outstanding and held by Robert Gipson.

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

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. The Company believes that the total amounts claimed in the Biostorage lawsuit are significantly overstated. The Company intends to pursue all available legal and equitable remedies to defend this claim.

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

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of June 30, 2012 and December 31, 2011.

	June 30, 2012 Fair Value	Input Level	December 31, 2011 Fair Value	Input Level
Short-term investments	$20,389	Level 2	$27,446	Level 2

	$20,389		$27,446

As of June 30, 2012 and December 31, 2011, the Company’s short-term investments consisted of 39,209 shares of FluoroPharma Medical, Inc. stock. These shares are traded on the OTC Bulletin Board (“OTCBB”) under the symbol FPMI. The Rule 144 holding period has lapsed for these shares as of June 30, 2012, but the stock continues to trade on very thin volume in the open market. Therefore the Company continues to classify this asset as Level 2.

The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value for the period ended June 30, 2012 or December 31, 2011. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.12 as of June 30, 2012.

11. Subsequent Events

We evaluated all events or transactions that occurred after June 30, 2012 up through the date we issued these financial statements.

In July 2012, we borrowed the principal sum of $150,000 from Robert Gipson. The funds borrowed are secured by a demand promissory note issued to Mr. Gipson that bears interest at the rate of 7% per annum.

On July 31, 2012 the Company announced that it entered into an agreement with Navidea Biopharmaceuticals, Inc. (NYSE MKT: NAVB, “Navidea”) to license, [123I]-E-IACFT Injection (CFT), also called Altropane®, an Iodine-123 radiolabeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders.

In January 2012, Alseres and Navidea executed an Option Agreement pursuant to which Navidea paid Alseres the non-refundable sum of $500,000 in exchange for the exclusive option to license the CFT program, to conduct its final due diligence review of the program and to prepare the paperwork necessary for the execution of the license.

Under the terms of the license agreement, Alseres granted Navidea an exclusive, worldwide sublicense to research, develop, and commercialize CFT. In connection with the execution of this agreement, Navidea made a one-time sublicense execution payment to Alseres equal to (i) One Hundred Seventy-Five Thousand Dollars ($175,000) and (ii) issued Alseres 300,000 shares of NAVB common stock.

The license agreement also provides for contingent milestone payments of up to $2.9 million, $2.5 million of which will principally occur at the time of product registration or upon commercial sales, and the issuance of up to an additional 1.15 million shares of Navidea stock, 950,000 shares of which are issuable at the time of product registration or upon commercial sales. In addition, the license terms anticipate royalties on yearly net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met.

Navidea agreed to file with the Securities and Exchange Commission and use its best commercial efforts to have declared effective within 90 days a registration statement that would permit Alseres to resell the common stock issued as initial or milestone payments under the license agreement.

Under the license agreement, Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Alseres has no continuing cost obligations related to Altropane. There can be no assurances that Altropane will receive regulatory approval for sale in any jurisdiction.

On July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007 elected to exercise their existing rights under the Convertible Note Purchase Agreement to receive repayment of a total of $16 million in principal outstanding under the promissory notes purchased under the Convertible Note Purchase Agreement at a rate of 8% of the future Net Sales of the Company’s Altropane product. In a related transaction executed on July 31, 2012, Arthur Koenig and Ingalls & Snyder Value Partners LLP agreed to waive their right to receive a percentage of Altropane sales in the future in repayment of the $5,827,587 in debt remaining after their portion of the agreement mentioned above.

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

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc. (Amex NAVB), to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radiolabeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. The option agreement provided Navidea with a 6 month period during which it had exclusive rights to license the asset and complete further diligence and the definitive license for [123I]-E-IACFT. Under the terms of the option agreement, Navidea paid Alseres an option fee of $500,000 upon signing the agreement.

On July 31, 2012 we signed an agreement with Navidea Biopharmaceuticals, Inc. to license [123I]-E-IACFT Injection (CFT), also called Altropane®, an Iodine-123 radiolabeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. (See Subsequent Events)

The Altropane molecular imaging agent is a radio labeled imaging agent that contains the radioactive element iodine isotope 123 I and binds with extremely high affinity and specificity to the dopamine transporter, or DAT. The DAT is a protein that is on the surface membrane of specialized neurons in the brain that produce dopamine, a key neurotransmitter. We believe that the amount of Altropane taken up by the brain is directly proportional to the number of DATs that are present in any given area of the brain. Since DATs are on the membrane of dopamine-producing neurons, death of these neurons results in decreased numbers of DATs. Therefore, PD, which is caused by a decreased number of dopamine producing cells, is associated with a marked decrease in the number of DATs. As a result, when Altropane is administered to patients with PD, its binding is substantially diminished as compared to patients without PD. This decrease in Altropane binding in patients with PD is the theoretical basis for using Altropane imaging as a diagnostic test for PS, including PD.

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

Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by Children’s Medical Center Corporation (“CMCC”) of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. As of June 30, 2012 CMCC was owed approximately $77,000 in license fees and legal costs associated with the licenses and approximately $530,000 related to sponsored research contracts. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.

Brain Health Centers Opportunity

In light of the recent closing of the Navidea license, we have begun preliminary planning for the redirection of the Company.

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

Results of Operations

Three Months Ended June 30, 2012 and 2011

Revenue

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a definitive license agreement by June 30, 2012. The option agreement provided Navidea with a 6 month period during which it had exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for [123I]-E-IACFT. During the term of the option, the Company provided assistance to Navidea with regards to meetings and communications with the Food and Drug Administration (“FDA”).

For the three months ended June 30, 2012, the Company recognized revenue of $250,000. The Company had completed all performance obligations related to the option agreement which expired on June 30, 2012. On June 26, 2012, Navidea elected to exercise its right to extend the option exercise term until July 31, 2012 to complete its diligence efforts. (See Subsequent Events)

Our net loss was $294,908 for the three months ended June 30, 2012 compared to a net loss of $533,536 for the three months ended June 30, 2011. The net loss for the three months ended June 30, 2012 resulted from the recognition of $250,000 in revenue referenced above partially offset by operating expenses of approximately $439,000 and interest expense of approximately $106,000. The net loss of $533,536 for the three months ended June 30, 2011 was attributable to adjusted operating expenses of approximately $68,000 and interest expense of approximately $465,000.

Research and development expenses were $20,545 during the three months ended June 30, 2012 compared to $58,358 during the three months ended June 30, 2011. Our continued curtailment of spending on Altropane pending receipt of additional funds resulted in minimal expenses incurred during both periods.

General and administrative expenses were $418,676 during the three months ended June 30, 2012 compared to $571,282 during the three months ended June 30, 2011. The decrease of $152,606 or 27% for the three months ended June 30, 2012 was attributable to (i) a reduction in employee payroll and related tax and benefit costs of approximately $52,000 resulting from reduced headcount; and (ii) a reduction in overhead costs of approximately $93,000 related to the expiration of our lease in September 2011. The overhead reductions are attributable to lower rent expense and common area maintenance charges of approximately $67,000, the elimination of approximately $11,000 in non-cash charges for the amortization of leasehold improvements and the reduction of approximately $6,700 in utility expenses.

Interest expense of $105,716 was incurred during the three months ended June 30, 2012 compared to $465,258 during the three months ended June 30, 2011. The decrease of $359,542, or 77% for the three months ended June 30, 2012 was attributable to the debt reduction agreements signed in the fourth quarter of 2011. In December 2011, Robert Gipson and Thomas Gipson converted $7,172,412 of their convertible notes payable into common stock of the Company. The debt reduction agreement provided that all future interest related to these promissory notes would be waived. These transactions reduced quarterly interest expense by approximately $363,000. In November 2011, the Company further reduced its debt obligations by purchasing from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. This transaction reduced quarterly interest expense by approximately $18,000. The savings associated with the debt reduction agreements were partially offset by $2,240,000 of new debt obligations entered into with Robert Gipson during 2011 and an additional $285,000 in the second quarter of 2012.

Six Months Ended June 30, 2012 and 2011

Revenue

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc., to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a definitive license agreement by June 30, 2012. The option agreement provided Navidea with a 6 month period during which it had exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for [123I]-E-IACFT. During the term of the option, the Company provided assistance to Navidea with regards to meetings and communications with the Food and Drug Administration (“FDA”). Per the terms of the agreement, Navidea was granted the right to extend the option period to July 31, 2012. On June 26, 2012, Navidea elected to exercise its right to extend the option exercise term until July 31, 2012 to complete its diligence efforts. (See Subsequent Events)

Our net loss was $614,209 for the six months ended June 30, 2012 compared to a net loss of $1,610,147 for the six months ended June 30, 2011. The net loss for the six months ended June 30, 2012 resulted from the recognition of $500,000 in revenue partially offset by operating expenses of approximately $906,000 and interest expense of approximately $209,000. The net loss of $1,610,147 for the six months ended June 30, 2011 was attributable to adjusted operating expenses of approximately $691,000 and interest expense of approximately $919,000.

Research and development expenses were $41,239 during the six months ended June 30, 2012 compared to $83,954 during the six months ended June 30, 2011. Our continued curtailment of spending on Altropane pending receipt of additional funds resulted in minimal expenses incurred during both periods.

General and administrative expenses were $865,039 during the six months ended June 30, 2012 compared to $1,168,879 during the six months ended June 30, 2011. The decrease of $303,840 or 26% for the six months ended June 30, 2012 was attributable to (i) a reduction in employee payroll and related tax and benefit costs of approximately $121,000 resulting from reduced headcount; and (ii) a reduction in overhead costs of approximately $170,000 related to the expiration of our lease in September 2011. The overhead reductions are attributable to lower rent expense and common area maintenance charges of approximately $123,000, the elimination of approximately $22,000 in non-cash charges for the amortization of leasehold improvements and the reduction of approximately $14,000 in utility expenses.

Interest expense of $209,113 was incurred during the six months ended June 30, 2012 compared to $919,009 during the six months ended June 30, 2011. The decrease of $709,896, or 77% for the six months ended June 30, 2012 was attributable to the debt reduction agreements signed in the fourth quarter of 2011. In December 2011, Robert Gipson and Thomas Gipson converted $7,172,412 of their convertible notes payable into common stock of the Company. The debt reduction agreement provided that all future interest related to these promissory notes would be waived. These transactions reduced quarterly interest expense by approximately $363,000. In November 2011, the Company further reduced its debt obligations by purchasing from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. This transaction reduced quarterly interest expense by approximately $18,000. The savings associated with the debt reduction agreements were partially offset by $2,240,000 of new debt obligations entered into with Robert Gipson during 2011 and an additional $285,000 in the second quarter of 2012.

Liquidity and Capital Resources

As of June 30, 2012, we had experienced total net losses since inception of approximately $206,953,000, stockholders’ deficit of approximately $31,234,000 and a net working capital deficit of approximately $30,877,000. The cash and cash equivalents available at June 30, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. As of August 1, 2012, we had cash and cash equivalents of approximately $185,000 which combined with minimal additional operating capital committed by our lead investor and our ability to control certain costs, including those related to clinical trial programs, preclinical activities, and certain general and administrative expenses will enable us to meet our anticipated cash expenditures into September 2012.

For the six months ended June 30, 2012, the Company received a non-refundable option fee of $500,000 from Navidea Biopharmaceuticals, Inc. upon signing an exclusive right to negotiate a definitive license agreement by June 30, 2012. On July 31, 2012 we signed an agreement with Navidea Biopharmaceuticals, Inc. to license [123I]-E-IACFT Injection (CFT), also called Altropane®, an Iodine-123 radiolabeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the license agreement, Alseres granted Navidea an exclusive, worldwide sublicense to research, develop, and commercialize CFT. In connection with the execution of this agreement, Navidea made a one-time sublicense execution payment to Alseres equal to (i) One Hundred Seventy-Five Thousand Dollars ($175,000) and (ii) issued Alseres 300,000 shares of NAVB common stock. The Navidea shares are currently subject to Rule 144 restrictions. Navidea agreed to file with the Securities and Exchange Commission and use its best commercial efforts to have declared effective within 90 days a registration statement that would permit Alseres to resell the common stock issued as initial or milestone payments under the license agreement.

Operating Activities

Net cash used for operating activities was $357,291 for the six months ended June 30, 2012 compared to $1,553,537 for the six months ended June 30, 2011. Net cash used for operating activities for the six months ended June 30, 2012 reflects our curtailment of operations pending additional funding, the reduction in accrued interest expense associated with the debt reduction agreements signed in the fourth quarter of 2011 and the receipt of $500,000 from Navidea Biopharmaceuticals upon the signing of an option agreement during January 2012.

Investing Activities

No cash was provided by investing activities for the six months ended June 30, 2012. Cash provided by investing activities was $88,685 for the six months ended June 30, 2011.

Financing Activities

Financing activities provided cash of $285,000 for the six months ended June 30, 2012 compared to $1,440,000 for the six months ended June 30, 2011. Cash provided by financing activities for the six months ended June 30, 2012 and 2011 reflects the proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum.

During the six months ended June 30, 2012, we were able to utilize the funds received from the option agreement signed with Navidea to cover operating expenses along with the additional borrowings of $285,000. In the past we had obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from other sources, we may need to cease operations or reduce, cease or delay research and development programs and/or adjust our current business plan and in any such event we may not be able to continue as a going concern.

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

Item 4 — Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. The Company believes that the total amounts claimed in the Biostorage lawsuit are significantly overstated. The Company intends to pursue all available legal and equitable remedies to defend this claim.

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

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: August 13, 2012	/s/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 13, 2012	/s/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)