Form 10-Q
period 2012-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2012-11-14
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 31, 2012, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011	3
Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, and for the period from inception (October 16, 1992) to September 30, 2012	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and for the period from inception (October 16, 1992) to September 30, 2012	5
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	19
Item 4 Controls and Procedures	19

Part II OTHER INFORMATION	20
Item 1 Legal Proceedings	20
Item 6 Exhibits	20

SIGNATURES	21
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Balance Sheets

	(Unaudited)
	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$24,781	$135,843
Short-term investments	880,259	27,446
Prepaid expenses and other current assets	48,318	4,965

Total current assets	953,358	168,254

Property and equipment, net	1,384	2,475
Deferred charges	65,436	—

Total assets	$1,020,178	$170,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,292,055	$2,210,229
Convertible notes payable	5,827,588	21,827,588
Notes payable	6,410,000	5,900,000
Accrued interest on notes payable	806,433	486,691
Deferred revenue	73,730	—
Other current liabilities	74,976	—

Total current liabilities	15,484,782	30,424,508

Contingent royalty	16,000,000	—
Deferred revenue, net of current portion	1,234,982	—
Other long-term liabilities	33,750	—

Total liabilities	32,753,514	30,424,508

Commitments and contingencies

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at September 30, 2012 and December 31, 2011, (liquidation preference of $300,000 at September 30, 2012)	364,208	348,444

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at September 30, 2012 and December 31, 2011; 30,635,720 issued and outstanding at September 30, 2012 and December 31, 2011	306,357	306,357
Additional paid-in capital	166,155,091	166,170,855
Accumulated other comprehensive loss	(324,554)	(31,367)
Deficit accumulated during development stage	(198,234,438)	(197,048,068)

Total stockholders’ deficit	(32,097,544)	(30,602,223)

Total liabilities and stockholders’ deficit	$1,020,178	$170,729

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from October 16, 1992 (inception) to September 30, 2012
	2012	2011	2012	2011
Revenues	$12,288	$—	$512,288	$—	$1,412,288

Operating expenses:
General and administrative	437,513	512,453	1,302,552	1,681,332	70,117,440
Research and development	9,466	24,426	50,705	108,380	116,092,303
Sublicense and option fees	25,614	—	25,614	—	25,614
Purchased in-process research and development	—	—	—	—	12,146,544

Operating expenses before accrual reversal	472,593	536,879	1,378,871	1,789,712	198,381,901
Accrual reversal	—	—	—	(561,195)	(561,195)

Total operating expenses	472,593	536,879	1,378,871	1,228,517	197,820,706

Loss from operations	(460,305)	(536,879)	(866,583)	(1,228,517)	(196,408,418)

Interest expense	(111,916)	(475,607)	(321,029)	(1,394,616)	(14,810,139)
Investment income	60	129	337	629	7,705,341
Other income (expense), net	—	58,814	905	58,814	(1,473,159)
Gain on early extinguishment of debt	—	—	—	—	6,277,100
Forgiveness of debt	—	476,837	—	476,837	476,837

Net loss	(572,161)	(476,706)	(1,186,370)	(2,086,853)	(198,232,438)

Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(572,161)	(476,706)	(1,186,370)	(2,086,853)	(207,524,739)

Other comprehensive income
Net change in unrealized loss on marketable securities	(286,130)	—	(293,187)	—	(293,187)

Comprehensive loss	$(858,291)	$(476,706)	$(1,479,557)	$(2,086,853)	$(207,817,926)

Basic and diluted net loss attributable to common stockholders per share	$(0.02)	$(0.02)	$(0.04)	$(0.07)

Weighted average common shares outstanding	30,635,720	31,662,313	30,635,720	28,934,559

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows

(Unaudited)

			Period from October 16, 1992 (inception) to September 30, 2012
	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,186,370)	$(2,086,853)	$(198,232,438)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	3,391	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	28,680	28,680
Forgiveness of debt	—	(476,837)	(476,837)
Gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	(58,814)	(58,814)
Non-cash interest expense	—	—	3,966,394
Non-cash charges related to options, warrants and common stock	—	834	11,115,437
Amortization of financing costs	—	6,948	25,188
Amortization and depreciation	1,091	40,217	2,891,757
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(43,353)	(32,859)	457,010
Increase in deferred charges	(65,436)	—	(65,436)
Increase (decrease) in accounts payable and accrued expenses	81,826	(781,764)	1,996,228
Increase in accrued interest payable	319,742	1,386,239	8,134,539
Increase in deferred revenue	162,712	—	162,712
Increase in current liabilities	74,976	—	74,976
Increase in other long-term liabilities	33,750	—	33,750
Decrease in accrued lease	—	(96,425)	—

Net cash used for operating activities	(621,062)	(2,067,243)	(160,223,519)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	(2,373)	(1,654,487)
Proceeds from the sale of property and equipment	—	3,430	3,430
Decrease in security deposits and other assets	—	113,657	—
Decrease in indemnity fund	—	144	—
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by investing activities	—	114,858	106,980

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

			Period from October 16, 1992 (inception) to September 30, 2012
	Nine Months Ended September 30,
	2012	2011
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(26,356)
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	510,000	1,940,000	58,995,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	—	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	510,000	1,940,000	160,141,320

Net (decrease) increase in cash and cash equivalents	(111,062)	(12,385)	24,781
Cash and cash equivalents, beginning of period	135,843	98,514	—

Cash and cash equivalents, end of period	$24,781	$86,129	$24,781

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406
Supplemental disclosure of non-cash financing activity:
Conversion of notes payable to common stock	$—	$—	$7,172,412
Capital contribution related to forgiveness of accrued interest	$—	$—	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$—	$—	$640,874
Supplemental disclosure of other non-cash transactions:
Receipt of marketable securities as payment for license agreement	$1,146,000	$—	$1,146,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Condensed Consolidated Financial Statements (Unaudited)

September 30, 2012

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through September 30, 2012, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in Accounting Standards Codification 915 (ASC 915) Development Stage Entities and will continue to be so until the commencement of commercial operations. Our development stage started on October 16, 1992 and has continued through September 30, 2012, and is expected to continue for the foreseeable future.

As of September 30, 2012, we had experienced total net losses since inception of approximately $207,525,000, stockholders’ deficit of approximately $32,098,000 and a net working capital deficit of approximately $14,531,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at September 30, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the minimal cash and cash equivalents available as of November 1, 2012, our ability to liquidate our short-term investments and minimal operating capital committed by our lead investor should enable us to meet our anticipated cash expenditures through November 2012.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of September 30, 2012 and December 31, 2011, cash equivalents consisted of money market funds.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company's then current intent and ability to sell the security if it is required to do so. As of September 30, 2012, the Company’s short-term investments include shares of common stock in Navidea Biopharmaceutical, Inc. (“NAVB”) and FluoroPharma Medical, Inc. (“FPMI”). The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, trade payables and accrued expenses approximate their fair value due to the short-term nature of these instruments. Short-term investments consist of available-for-sale-securities as of September 30, 2012 and December 31, 2011 and are carried at fair value. A contingent royalty liability resulted from the election by certain purchasers of the Company’s Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) to convert a total of $16,000,000 in debt obligation into a right to receive future royalties on net sales of the Company’s Molecular Imaging Products, in accordance with the terms of the Note Purchase Agreement as amended. The Company is in the process of obtaining a third party valuation for this contingent royalty liability which will be completed prior to the issuance of the Company’s audited financial statements. Due to significant unobservable inputs used to arrive at the fair value of the contingent royalty liability, the third party valuation could be significantly different from our current carrying value of $16,000,000 as of September 30, 2012. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.14 as of September 30, 2012 and the Company currently does not have the resources to repay the convertible debt. (See Note11)

Revenue Recognition

Our revenues have been generated primarily through sublicense and option agreements related to our Altropane product. The terms of these agreements generally contain multiple elements, or deliverables, which have included (i) licenses or options to obtain licenses to our technology; (ii) technology transfer obligations related to the licenses and (iii) research, development, regulatory and commercialization activities to be performed on our behalf. Payments to the Company under these arrangements typically include one or more of the following: non-refundable, up-front license fees; option exercise fees; milestone payments; and royalties on future product sales.

The Company evaluates multiple element revenue arrangements under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13). In addition to the form of the arrangement, the substance of the arrangement is also considered in determining whether separate agreements entered into, at or near the same time, that include elements that are interrelated or interdependent should be treated as one multiple-element arrangement. If the Company concludes that separate agreements represent one arrangement, then all the elements in the separate agreements are combined into one multiple-element arrangement for accounting purposes.

The Company concluded that the Sublicense Agreement entered into with Navidea Biopharmaceuticals and the Amended and Restated License Agreement entered into with Harvard effective July 31, 2012, should be accounted for as a single unit of accounting in accordance with the rules set forth in FASB ASC 605-25.

We considered a variety of factors in determining the appropriate method of accounting for our licensing agreements, including whether the various elements could be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables identified within the licensing agreement that are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations, and we have determined the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance.

The Company’s deliverables under the Sublicense Agreement with Navidea include granting a license of rights and transferring technology (“know-how”) related to Altropane also called [123 I]-E-IACFT Injection and an affirmative obligation to ensure that the Harvard agreement remains in full force and effect. Under the terms of the Amended and Restated License Agreement with Harvard, the Company’s deliverables included (i) the use of reasonable efforts to effect introduction of the licensed products into the commercial market as soon as practicable, consistent with sound and reasonable business practices and judgment and (ii) until expiration of the agreement, the Company shall endeavor to keep licensed product reasonably available to the public. The Company determined that pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the granting of a license of rights, the transfer of technology (“know-how”) related to Altropane and our continuing obligations to Harvard set forth in the Amended and Restated License Agreement were not separable and, accordingly, are being treated as a single unit of accounting. The upfront sublicense execution payment of $175,000 in cash and the market value of $1,146,000 for the 300,000 shares of Navidea common stock as of July 31, 2012 were recorded as deferred revenue. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane (June 2030).

We will periodically review our expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and license fees. We will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement. We could accelerate revenue recognition for non-refundable upfront payments or license fees in the event of an early termination of the agreements. Alternatively, we could decelerate such revenue recognition if our period of involvement is extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue will be recognized.

The sublicense agreement also provides for contingent milestone payments to the Company of up to $2.9 million and the issuance of up to an additional 1.15 million shares of Navidea common stock. Milestone payments of $2.5 million and the issuance of 550,000 shares of Navidea common stock will occur at the time of product registration. The Company will be issued an additional 400,000 shares of Navidea common stock when certain cumulative net sales of the approved product are achieved. In addition, the license terms anticipate royalties on yearly net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met.

Revenues associated with substantive, at-risk milestones pursuant to our licensing agreements are recognized upon achievement of the milestones. We consider a milestone to be substantive at the inception of the arrangement if it is commensurate with either our performance to achieve the milestone or the enhancement of the value of the delivered item as a result of a specific outcome resulting from our performance to achieve the milestone, it relates solely to past performance and it is reasonable relative to all of the deliverables and payment terms within the arrangement. Non-refundable contingent future amounts receivable in connection with future events specified in our licensing agreements that are not considered milestones will be recognized as revenue when payments are earned by our counterparties through completion of any underlying performance obligations, the amounts are fixed or determinable and collectability is reasonably assured.

Comprehensive Income (Loss)

On January 1, 2012, the Company adopted the new presentation requirements under ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. As ASU 2011-05 impacts presentation only, it had no effect on the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2012.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2012	December 31, 2011
Research and development expenses	$1,343,230	$1,316,095
Professional fees	766,249	715,672
General and administrative expenses	107,004	99,746
Compensation related expenses	75,572	78,716

	$2,292,055	$2,210,229

4. Deferred Revenue

The Company applied the guidance in SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition, to determine the appropriate revenue recognition period for the upfront sublicense execution payment received from Navidea Biopharmaceuticals. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. The upfront sublicense execution payment of $175,000 in cash and the market value of $1,146,000 for the 300,000 shares of Navidea common stock as of July 31, 2012 were recorded as deferred revenue. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane (June 2030).

As of September 30, 2012, the Company had total unearned revenue of $1,308,712. Unearned revenue of $73,730 is reflected as a current liability and $1,234,982 is classified as a long-term liability in the condensed consolidated balance sheet.

5. Net Loss per Share

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at September 30, 2012, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Stock options and warrants to purchase approximately 3.6 million shares of common stock were outstanding at September 30, 2011, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at September 30, 2012 could potentially dilute earnings per share in the future.

6. Accounting for Stock-Based Compensation

We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2012, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No increase in the number of shares available for issuance was made in January 2012.

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

No stock-based compensation expense was recorded during the three and nine months ended September 30, 2012. No stock-based compensation expense was recorded during the three months ended September 30, 2011. Stock-based compensation expense of $834 was recorded during the nine months ended September 30, 2011.

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended September 30, 2012 and 2011.

A summary of our outstanding stock options for the nine months ended September 30, 2012 and 2011 is presented below.

	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,636,480	$1.55	3,650,443	$1.59
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(625,500)	1.75	(7,963)	14.23

Outstanding at end of period	3,010,980	$1.51	3,642,480	$1.56

Options exercisable at end of period	3,010,980	$1.51	3,642,480	$1.56

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.15 — $1.36	2,287,500	1.7 years	$1.15
$2.00 — $3.00	539,980	3.0 years	2.33
$3.10 — $4.65	155,000	5.1 years	3.17
$4.99 — $6.96	28,500	1.3 years	5.47

	3,010,980	2.1 years	$1.51

There was no intrinsic value of outstanding options and exercisable options as of September 30, 2012. As of September 30, 2012, 809,172 shares were available for grant under the 2005 Stock Incentive Plan.

7. Notes Payable and Debt

Convertible Notes Payable to Significant Stockholders		September 30, 2012	December 31, 2011

Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		$1,344,828	$4,655,173
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	4,482,760	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	BCF	—	2,172,415
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010		—	5,000,000

Aggregate carrying value		$5,827,588	$21,827,588

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product. All other rights under the Convertible Note Purchase Agreement related to the $16,000,000 of principal were waived by the lenders. As of September 30, 2012, the contingent royalty liability resulting from the conversion is classified in the condensed consolidated balance sheet as a long-term liability.

Also effective July 31, 2012, Arthur Koenig and Ingalls & Snyder Value Partners LLP executed the Sixth Amendment to Convertible Note Purchase Agreement. The amendment provides that the two lenders waive any and all rights to convert the $5,827,588 of principal still outstanding under the promissory notes into royalty on future sales of the Company’s Altropane product, while retaining their right to convert all or any portion of the remaining convertible debt to common stock of the Company at $2.50 per share.

The Company has demonstrated financial difficulties. Further, the intent of the above convertible debt conversion and modifications was to allow for continued product development and was considered to be the most viable option for the Company. Based on these factors, these transactions were considered to be concessions and were accounted for as a troubled debt restructuring under the guidance of ASC 470-60-55. As prescribed in ASC 470-60-35-11, when estimates are used relating to the maximum future cash payments as is this case, no gain shall be recognized until the estimated maximum future cash payments fall below the carrying value of the debt before restructuring. Based on the best evidence available, the Company concluded that the estimated maximum future cash payments are not less than the carrying amount of $16,000,000; therefore, no adjustment to the carrying amount was necessary as of September 30, 2012.

No interest expense was incurred related to the convertible notes payable for the three and nine months ended September 30, 2012. Interest expense totaling $362,499 and $1,087,497 was incurred related to the convertible notes payable for the three and nine months ended September 30, 2011. In December 2011, Robert Gipson and Thomas Gipson elected to convert a total of $7,172,412 of their convertible notes payable into common stock of the Company. This transaction was part of a debt reduction agreement entered into through the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) which also provided that all interest accrued or to be accrued related to these promissory notes would be waived.

As of September 30, 2012, the holders of the convertible notes have not made any formal demand for payment of the debt which became due on December 31, 2010.

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

Promissory Notes

Demand Notes Payable to Significant Stockholder	September 30, 2012	December 31, 2011

Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	2,240,000	2,240,000
Unsecured demand notes payable; interest rate of 7%: issued January 2012 — August 2012	435,000	—
Secured demand note payable; interest rate of 7%: issued September 2012	75,000	—

	6,410,000	5,900,000

Accrued interest	806,433	486,691

Aggregate carrying value	$7,216,433	$6,386,691

Interest expense totaling $111,487 and $112,518 was incurred related to the demand notes payable for the three months ended September 30, 2012 and 2011, respectively. Interest expense totaling $319,742 and $298,742 was incurred related to the demand notes payable for the nine months ended September 30, 2012 and 2011, respectively.

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

Contingent Royalty Liability

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product.

The Company is in the process of obtaining a third party valuation for this contingent royalty liability which will be completed prior to the issuance of the Company’s audited financial statements. Due to significant unobservable inputs used to arrive at the fair value of the contingent royalty liability, the third party valuation could be significantly different from our current carrying value of $16,000,000. As of September 30, 2012, the contingent royalty liability is recorded in the condensed consolidated balance sheet as a long-term liability.

8. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. All shares of Series F Stock were sold to Robert Gipson in 2009 at $25 per share, yielding the Company aggregate proceeds of $4,600,000. As of September 30, 2012, 12,000 shares of Series F Stock were outstanding and held by Robert Gipson.

9. Commitments and Contingencies

We recognize and disclose commitments when we enter into executed contractual obligations with third parties. We accrue contingent liabilities when it is probable that future expenditures will be made and such expenditures can be reasonably estimated.

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906. The Company estimates that the total amounts claimed in the lawsuit are slightly higher than the actual amounts owed and will pursue all legal remedies available to it to defend this claim.

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

Sublicense Agreement with Navidea Biopharmaceuticals, Inc.

Effective July 31, 2012, the Company entered into an exclusive, worldwide sublicense agreement with Navidea Biopharmaceuticals, Inc., (“Navidea”) for the research, development and commercialization of [123 I]-E-IACFT Injection (CFT), also called Altropane ®. CFT is an Iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders.

Under the terms of the sublicense agreement, Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. In connection with the execution of the agreement Navidea made a one-time sublicense execution payment to the Company of $175,000. In addition, the Company was issued 300,000 shares of Navidea common stock (“NAVB”) which had a market value of $1,146,000 based on the NYSE closing price of $3.82 per share on July 31, 2012. Our shares of Navidea common stock are currently subject to Rule 144 restrictions. On September 28, 2012, Navidea filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) that will remove the restriction and permit the Company to sell the shares.

The sublicense agreement also provides for contingent milestone payments to the Company of up to $2.9 million and the issuance of up to an additional 1.15 million shares of Navidea common stock. Milestone payments of $2.5 million and the issuance of 550,000 shares of Navidea common stock will occur at the time of product registration. The Company will be issued an additional 400,000 shares of Navidea common stock when certain cumulative net sales of the approved product are achieved. In addition, the license terms anticipate royalties on yearly net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met.

Either party may terminate the agreement if the other party materially breaches the agreement and such breach remains uncured for 60 days after the date of notice of such breach. Navidea has the right to terminate the agreement at any time for any or no reason, in part or in its entirety, upon providing sixty day notice to the Company. If neither party terminates the agreement, then the agreement will remain in effect until the occurrence of the last royalty expiration date as such term is defined in the sublicense agreement.

Amended and Restated License Agreement with the President and Fellows of Harvard College

Simultaneous with the signing of the Navidea Sublicense Agreement, the Company entered into an Amended and Restated License Agreement with the President and Fellows of Harvard College (“Harvard”) which resulted in the revision of certain financial terms regarding the royalty payable to Harvard, the percentage of non-royalty income payable to Harvard by the Company and the timing of said payments. Pursuant to the agreement, the Company is obligated to make a cash payment of $8,750 to Harvard in connection with the receipt of the cash consideration of $175,000 received from Navidea upon execution of the sublicense agreement. This payment is due to Harvard within 30 days following the first commercial sale of the Altropane product. The Company is also obligated to transfer to Harvard 15,000 shares of the Navidea Biopharmaceutical, Inc. stock received as part of the sublicense agreement on the earlier of 5 days following the filing of the form S-3 by Navidea or December 31, 2012.

In addition it was agreed that the Company will pay Harvard $25,000 of the $500,000 consideration Navidea Biopharmaceuticals paid to the Company in connection with the January 25, 2012 Option Agreement. Harvard has agreed to defer receipt of such payment until 30 days following the first commercial sale of the Altropane product.

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

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of September 30, 2012 and December 31, 2011.

	September 30, 2012 Fair Value	Input Level	December 31, 2011 Fair Value	Input Level
Short-term investments	$880,259	Level 1	$27,446	Level 2

As of September 30, 2012, the Company’s Level 1 short-term investments consist of 300,000 shares of Navidea Biopharmaceuticals, Inc. common stock. These shares are traded on the NYSE under the symbol NAVB. Our shares of Navidea common stock are currently subject to Rule 144 restrictions. On September 28, 2012, Navidea filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) that will remove the restriction and permit the Company to sell the shares.

As of September 30, 2012, the Company determined that the FluoroPharma Medical, Inc. common stock previously classified as a Level 2 asset should be reclassified to Level 1 based on the increased liquidity of the shares due to more stable trading volume in the open market.

As of December 31, 2011, the Company’s Level 2 short-term investments consisted of 39,209 shares of FluoroPharma Medical, Inc. stock. These shares traded on the OTC Bulletin Board (“OTCBB”) under the symbol FPMI. Our shares were subject to Rule 144 restrictions and traded on very thin volume in the open market. Based on these two factors the Company classified these shares as a Level 2 asset.

The Company did not have any other non-financial assets or liabilities that were measured or disclosed at fair value for the period ended September 30, 2012 or December 31, 2011. It is not practicable to estimate the fair value of the Company’s convertible debt. However, it is likely that the fair value of the debt would be materially less than the carrying value of the debt because the conversion price of $2.50 is higher than the Company’s stock price of $0.14 as of September 30, 2012.

12. Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2012 up through the date we issued these financial statements.

The Securities and Exchange Commission issued a Notice of Effectiveness of the S-3 registration statement filed by Navidea Biopharmaceuticals, Inc. on behalf of Alseres Pharmaceuticals, Inc. with an effective date of October 17, 2012. The Form S-3 covered the 300,000 shares of Navidea common stock issued to the Company on July 31, 2012. The removal of the restriction will now permit the Company to sell these shares.

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

After a series of discussions with the U.S. Food and Drug Administration, or FDA, and our expert advisors, the POET-2 program was designed as a two-part Phase III program pursuant to a Special Protocol Assessment or SPA Agreement we reached with the FDA in April 2009. The first part of the program enrolled 54 subjects in a multi-center clinical study to acquire a set of Altropane images which will be used to train the expert readers in the second part of the program, as is the customary process for clinical trials of molecular imaging agents. The second portion of the Phase III, POET-2 program covered by the SPA was intended to consist of two clinical trials in up to 480 subjects in total to be conducted in parallel at up to 40 medical facilities throughout the United States. The subjects to be tested are to be 40-80 years of age and have had a tremor in their hand(s) or arm(s) for less than three years. Each subject will be assessed by a general neurologist, an Altropane imaging procedure and a Movement Disorder Specialist considered the “gold standard”. The success of the trial will be determined by measuring the diagnostic efficacy of the neurologist diagnosis compared with the diagnosis determined by the Altropane scan versus the MDS gold standard diagnosis.

On January 19, 2012 the Company entered into an Option Agreement with Navidea Biopharmaceuticals, Inc. (Amex NAVB), to license [123I]-E-IAFCT Injection (also referred to as Altropane). The option agreement provided Navidea with a 6 month period during which it had exclusive rights to license the asset and complete further diligence and the definitive license for [123I]-E-IACFT. Under the terms of the option agreement, Navidea paid Alseres an option fee of $500,000 upon signing the agreement.

On July 31, 2012 we signed an agreement with Navidea Biopharmaceuticals, Inc. to sublicense [ 123 I]-E-IACFT Injection (CFT), also called Altropane ®.The terms of the Navidea license agreement call for Navidea to assume full responsibility for the development and commercialization of Altropane on a worldwide basis. We have licensed worldwide exclusive rights to develop Altropane from Harvard University and its affiliated hospitals, which we refer to as Harvard and its Affiliates, including the Massachusetts General Hospital. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products. The Company’s deliverables under the Sublicense Agreement with Navidea include granting a license of rights and transferring technology (“know-how”) related to Altropane and an affirmative obligation to ensure that the Harvard agreement remains in full force and effect. Under the terms of the Amended and Restated License Agreement with Harvard, the Company’s deliverables included (i) the use of reasonable efforts to effect introduction of the licensed products into the commercial market as soon as practicable, consistent with sound and reasonable business practices and judgment and (ii) until expiration of the agreement, the Company shall endeavor to keep Altropane reasonably available to the public.

Regenerative Therapeutics Program — Nerve Repair

Resource constraints have severely restricted our ability to progress our regenerative therapeutics program. On May 11, 2010, the Company was notified by Children’s Medical Center Corporation (“CMCC”) of the termination of its license agreements with the Company as a result of the Company’s lack of resources and resulting inability to comply with the performance conditions of the licenses. As of September 30, 2012 CMCC was owed approximately $77,000 in license fees and legal costs associated with the licenses and approximately $530,000 related to sponsored research contracts. Since we were unable to pay the overdue amounts within the cure periods specified in the CMCC licenses, we no longer have the rights to further develop and/or partner the axon regeneration technologies licensed from CMCC.

Neurodiagnostics Opportunity

In light of the recent closing of the Navidea license, we have begun preliminary planning for the redirection of the Company.

We are presently conducting a preliminary feasibility assessment for a new business focused on organizing and operating a U.S. network of outpatient clinics focused on screening, diagnosis and monitoring of brain conditions, both neurodegenerative and trauma induced. The centers will provide screening, diagnosis and on-going monitoring of both pre-symptomatic and symptomatic patients affected by these disorders. The centers will take advantage of currently available screening tools, in-vitro diagnostics and imaging diagnostics to identify patients who are “at risk” of developing a wide array of brain disorders. We are working, on a confidential basis, with industry participants to assess possible support for the development of the potential new business including capital and human resources.

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

At present our work on this opportunity is extremely preliminary and is focused on identifying an initial location for a pilot site intended to demonstrate the proof of concept for the centers and accessing potential sources of capital. We can provide no assurance that this business will ever be launched or that the capital and human resources necessary to launch and grow the new business will be available on acceptable terms if at all.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

For the three months ended September 30, 2012, the Company recognized revenue of $12,288. This revenue reflects the current period ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea Biopharmaceuticals effective July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane (June 2030).

Effective July 31, 2012, the Company entered into an exclusive, worldwide sublicense agreement with Navidea Biopharmaceuticals, Inc., (“Navidea”) for the research, development and commercialization of [123 I]-E-IACFT Injection (CFT), also called Altropane ®. CFT is an Iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders.

Under the terms of the sublicense agreement, Navidea has agreed to use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. In connection with the execution of the agreement Navidea made a one-time sublicense execution payment to the Company of $175,000. In addition, the Company was issued 300,000 shares of Navidea common stock (“NAVB”) which had a market value of $1,146,000 based on the NYSE closing price of $3.82 per share on July 31, 2012.

Our net loss was $572,161 for the three months ended September 30, 2012 compared to a net loss of $476,706 for the three months ended September 30, 2011. The net loss for the three months ended September 30, 2012 resulted from operating expenses of approximately $473,000 and interest expense of approximately $112,000 partially offset by the recognition of the current period revenue of $12,288 related to the sublicense agreement with Navidea. The net loss of $476,706 for the three months ended September 30, 2011 was attributable to operating expenses of approximately $537,000 and interest expense of approximately $476,000 partially offset by the forgiveness of debt of $476,837 and the gain of $58,814 which resulted from a change in accounting for the value of our FluoroPharma Medical shares.

Research and development expenses were $9,466 during the three months ended September 30, 2012 compared to $24,426 during the three months ended September 30, 2011. For the remainder of 2012, we will incur minimal expenses related to pre-existing commitments. Under the terms of the sublicense agreement with Navidea, the Company will no longer have any further cost obligations related to Altropane. Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane.

Sublicense and option fees were $25,614 during the three months ended September 30, 2012. This expense reflects the $25,000 option fee due to Harvard under the terms of the Amended and Restated License Agreement. The remaining expense reflects the amortization of fees due to Harvard related to the cash and stock consideration received from the sublicense agreement with Navidea. Total cash payments of $33,750 are due to Harvard related to these transactions. The Company is amortizing total license fees of $66,050 on a straight-line basis over the estimated performance period which is the effective date of the agreements on July 31, 2012 through the patent expiration date in June 2030.

General and administrative expenses were $437,513 during the three months ended September 30, 2012 compared to $512,453 during the three months ended September 30, 2011. The decrease of $74,940 or 15% for the three months ended September 30, 2012 was attributable to (i) a reduction in patent expense of approximately $22,000 resulting from the sublicense agreement which transferred all future responsibility for such expense to Navidea; and (ii) a reduction in overhead costs of approximately $72,000 related to the expiration of our office lease in September 2011. The overhead reductions are attributable to lower rent expense and common area maintenance charges of approximately $53,000, the elimination of approximately $11,000 in non-cash charges for the amortization of leasehold improvements and the reduction of approximately $8,200 in utility expenses. In addition, office expenses attributable to equipment rental and supplies decreased by approximately $9,000. The savings realized from these reductions were partially offset by an increase of approximately $33,000 attributable to complying with additional regulatory reporting requirements and investor relations expense.

Interest expense of $111,916 was incurred during the three months ended September 30, 2012 compared to $475,607 during the three months ended September 30, 2011. The decrease of $363,691, or 77% for the three months ended September 30, 2012 was attributable to the debt reduction agreements signed in the fourth quarter of 2011. In December 2011, Robert Gipson and Thomas Gipson converted $7,172,412 of their convertible notes payable into common stock of the Company. The debt reduction agreement provided that all future interest related to these promissory notes would be waived. In November 2011, the Company further reduced its debt obligations by purchasing from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. The savings associated with the debt reduction agreements were partially offset by $2,240,000 of new debt obligations entered into with Robert Gipson during 2011 and an additional $510,000 of new debt obligations entered into during 2012.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011

For the nine months ended September 30, 2012, the Company recognized revenue of $512,288. This revenue represents the non-refundable option fee of $500,000 the Company received from Navidea Biopharmaceuticals on January 19, 2012 upon entering into an exclusive right to negotiate a definitive license agreement. The remaining $12,288 in revenue reflects the current period ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea Biopharmaceuticals effective July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane (June 2030).

Effective July 31, 2012, the Company entered into an exclusive, worldwide sublicense agreement with Navidea Biopharmaceuticals, Inc., (“Navidea”) for the research, development and commercialization of [123 I]-E-IACFT Injection (CFT), also called Altropane ®. CFT is an Iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders.

Under the terms of the license agreement, Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. In connection with the execution of the agreement Navidea made a one-time sublicense execution payment to the Company of $175,000. In addition, the Company was issued 300,000 shares of Navidea common stock (“NAVB”) which had a market value of $1,146,000 based on the NYSE closing price of $3.82 per share on July 31, 2012.

Our net loss was $1,186,370 for the nine months ended September 30, 2012 compared to a net loss of $2,086,853 for the nine months ended September 30, 2011. The net loss for the nine months ended September 30, 2012 resulted from operating expenses of approximately $1,379,000 and interest expense of approximately $321,000 partially offset by the recognition of $512,288 in revenue. The net loss of $2,086,853 for the nine months ended September 30, 2011 was attributable to adjusted operating expenses of approximately $1,229,000 and interest expense of approximately $1,395,000 partially offset by the forgiveness of debt of $476,837 and the gain of $58,814 which resulted from a change in accounting for the value of our FluoroPharma Medical shares.

Research and development expenses were $50,705 during the nine months ended September 30, 2012 compared to $108,380 during the nine months ended September 30, 2011. For the remainder of 2012, we should incur only minimal expenses related to pre-existing commitments. Under the terms of the sublicense agreement with Navidea, the Company will no longer have any further cost obligations related to Altropane. Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane.

Sublicense and option fees were $25,614 during the nine months ended September 30, 2012. This expense reflects the $25,000 option fee due to Harvard under the terms of the Amended and Restated License Agreement. The remaining expense reflects the amortization of fees due to Harvard related to the cash and stock consideration received from the sublicense agreement with Navidea. Total cash payments of $33,750 are due to Harvard related to these transactions. The Company is amortizing total license fees of $66,050 on a straight-line basis over the estimated performance period which is the effective date of the agreements on July 31, 2012 through the patent expiration date in June 2030.

General and administrative expenses were $1,302,552 during the nine months ended September 30, 2012 compared to $1,681,332 during the nine months ended September 30, 2011. The decrease of $378,780 or 23% for the nine months ended September 30, 2012 was attributable to (i) a reduction in employee payroll and related tax and benefit costs of approximately $109,000 resulting from reduced headcount; (ii) a reduction in consulting fees of approximately $29,000; (iii) a reduction in patent expense of approximately $18,000 resulting from the sublicense agreement which transferred all future responsibility for such expense to Navidea; and iv) a reduction in overhead costs of approximately $241,000 related to the expiration of our office lease in September 2011. The overhead reductions are attributable to lower rent expense and common area maintenance charges of approximately $175,000, the elimination of approximately $32,000 in non-cash charges for the amortization of leasehold improvements, a reduction in non-cash depreciation expense of approximately $10,000 and the reduction of approximately $22,000 in utility expenses. In addition, office expenses attributable to equipment rental and supplies decreased by approximately $11,000. The savings realized from these reductions were partially offset by an increase of approximately $39,000 attributable to complying with additional regulatory reporting requirements and investor relations expense.

Interest expense of $321,029 was incurred during the nine months ended September 30, 2012 compared to $1,394,616 during the nine months ended September 30, 2011. The decrease of $1,073,587 or 77% for the nine months ended September 30, 2012 was attributable to the debt reduction agreements signed in the fourth quarter of 2011. In December 2011, Robert Gipson and Thomas Gipson converted $7,172,412 of their convertible notes payable into common stock of the Company. The debt reduction agreement provided that all future interest related to these promissory notes would be waived. In November 2011, the Company further reduced its debt obligations by purchasing from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. The savings associated with the debt reduction agreements were partially offset by $2,240,000 of new debt obligations entered into with Robert Gipson during 2011 and an additional $510,000 in new debt obligations entered into during 2012.

Liquidity and Capital Resources

As of September 30, 2012, we had experienced total net losses since inception of approximately $207,525,000, stockholders’ deficit of approximately $32,098,000 and a net working capital deficit of approximately $14,531,000. The cash and cash equivalents available at September 30, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the minimal cash and cash equivalents available as of November 1, 2012, our ability to liquidate our short-term investments and our ability to control certain general and administrative expenses will enable us to meet our anticipated cash expenditures through November 2012.

For the nine months ended September 30, 2012, the Company generated $675,000 in cash. The Company received of a non-refundable option fee of $500,000 in January 2012 from Navidea Biopharmaceuticals, Inc. upon signing an exclusive right to negotiate a definitive license agreement. On July 31, 2012 the Company signed an agreement with Navidea Biopharmaceuticals, Inc. to license [ 123 I]-E-IACFT Injection (CFT), also called Altropane ® , an Iodine-123 radiolabeled imaging agent, being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. In connection with the execution of this agreement, Navidea made a one-time sublicense execution payment of $175,000 to the Company.

In addition the Company was issued 300,000 shares of NAVB common stock which are currently subject to Rule 144 restrictions. On September 28, 2012, Navidea filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (“SEC”) that will remove the restriction and permit the Company to sell the shares. The Company plans to fund future working capital requirements through the orderly sale of its shares in Navidea common stock and from potential future consideration due to the Company pursuant to the sublicense agreement.

Operating Activities

Net cash used for operating activities was $621,062 for the nine months ended September 30, 2012 compared to $2,067,243 for the nine months ended September 30, 2011. Net cash used for operating activities for the nine months ended September 30, 2012 reflects our curtailment of operations pending additional funding, the reduction in accrued interest expense associated with the debt reduction agreements signed in the fourth quarter of 2011 and the receipt of $675,000 from Navidea Biopharmaceuticals related to our Altropane product.

Investing Activities

No cash was provided by investing activities for the nine months ended September 30, 2012. Cash provided by investing activities was $114,858 for the nine months ended September 30, 2011.

Financing Activities

Financing activities provided cash of $510,000 for the nine months ended September 30, 2012 compared to $1,940,000 for the nine months ended September 30, 2011. Cash provided by financing activities for the nine months ended September 30, 2012 and 2011 reflects the proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum.

During the nine months ended September 30, 2012, we used the $500,000 received from the option agreement with Navidea and the $175,000 received from the sublicense agreement with Navidea to cover a portion of our operating expenses. This allowed us to reduce our borrowing from our lead investor. In the past we had obtained all of our funding from Robert Gipson. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from other sources, we may need to cease operations or reduce, cease or delay research and development programs and/or adjust our current business plan and in any such event we may not be able to continue as a going concern.

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

Our future working capital requirements have been reduced substantially due to the terms of the sublicense agreement with Navidea. Per the agreement, Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. Our future working capital requirements will be determined by our ability to control certain necessary expenditures in connection with operating as a public company.

Our major source of future working capital will be earned as Navidea attains certain milestones. The sublicense agreement provides for contingent milestone payments to the Company of up to $2.9 million and the issuance of up to an additional 1.15 million shares of Navidea common stock. Milestone payments of $2.5 million and the issuance of 550,000 shares of Navidea common stock will occur at the time of product registration. The Company will be issued an additional 400,000 shares of Navidea common stock when certain cumulative net sales of the approved product are achieved. In addition, the license terms anticipate royalties on yearly net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met.

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

Item 4 — Controls and Procedures

Our management evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906. The Company estimates that total amounts claimed in the lawsuit are slightly higher than the actual amounts owed and will pursue all legal remedies available to it to defend this claim.

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

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: November 14, 2012	/s/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2012	/s/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)