Form 10-K
period 2012-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2013-04-01
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the last sales price of the registrant’s Common Stock as reported on the Pink Sheets OTC Market on December 31, 2012 (the last business day of our most recently completed fiscal quarter), the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $1,219,506.

As of March 15, 2013, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

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

Overview

We are a biotechnology company focused on diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical product candidate is called Altropane and based on the following proprietary technology platform:

•	Molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

During the second half of 2011 and throughout 2012, severe resource constraints forced us to terminate all on-going pre-clinical research efforts and to focus our minimal resources on identifying a suitable development partner for our Altropane product candidate. All other development programs were terminated and, wherever possible, in-licensed technology was returned to our licensing partners.

At December 31, 2012, we were considered a “development stage enterprise” and will continue to be so until we realize royalty revenue from our outlicensed intellectual property. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through December 31, 2012.

As of December 31, 2012, we have experienced total net losses since inception of approximately $207,983,000, stockholders’ deficit of approximately $26,721,000 and a net working capital deficit of approximately $9,167,000. The cash and cash equivalents available at December 31, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. As of January 1, 2013 we have liquidated 235,000 shares of our Navidea Biopharmaceuticals, Inc. (“Navidea” AMEX: NAVB) common stock for total proceeds of $726,934. We have used the funds to settle our lawsuit with Children’s Hospital and meet our day-to-day obligations and continue to comply with our regulatory reporting requirements. As of February 28, 2013, we have 50,000 shares of NAVB common stock which have from January 1, 2013 through March 28, 2013 traded within the range of $2.88—$3.35 a share.

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

In January 2012, we executed an Option Agreement with Navidea pursuant to which Navidea paid Alseres the non-refundable sum of $500,000 in exchange for the exclusive option to license the Altropane program, to conduct its final due diligence review of the program and to prepare the paperwork necessary for the execution of the license.

On July 31, 2012 we executed a License Agreement with Navidea under which we granted Navidea an exclusive, worldwide sublicense to research, develop, and commercialize Altropane. In connection with the execution of this agreement, Navidea made a one-time sublicense execution payment to us equal to (i) One Hundred Seventy-Five Thousand Dollars ($175,000) and (ii) issued us 300,000 shares of NAVB common stock.

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

Brain Diagnostic Centers Opportunity

We are presently conducting a preliminary feasibility assessment for a new business focused on organizing and operating a US network of Brain Diagnostic Centers concentrating on neurodegenerative conditions. The centers will provide screening, diagnosis and on-going monitoring of both pre-symptomatic and symptomatic patients affected by neurodegenerative brain disorders. The centers will take advantage of currently available in-vitro diagnostics as well as imaging diagnostics to identify patients who are “at risk” of developing degenerative brain disorders. We are working, on a confidential basis, with industry participants to assess possible support for the development of the potential new business including capital and human resources.

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

At present our work on this opportunity is preliminary and is focused on identifying an initial location for a pilot site intended to demonstrate the proof of concept for the centers and accessing potential sources of capital. We can provide no assurance that this business will ever be launched or that the capital and human resources necessary to launch and grow the new business will be available on acceptable terms if at all.

Employees

As of December 31, 2012 we employed 3 full-time employees.

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

Risks Related to our Financial Results and Need for Additional Financing

We are a development stage company.

Biotechnology companies that have no approved products or other sources of revenue are generally referred to as development stage companies. We have never generated revenues from product sales and we do not currently expect to generate revenues from product sales for at least the next three years. Our future revenues are expected to be derived from royalties paid to us by Navidea if and when the Altropane product is approved and sold by them. There can be no assurances that Altropane will be approved or that sales will result. If we do generate revenues and operating profits in the future, our ability to continue to do so in the long term could be affected by Navidea’s ability to invest in marketing of Altropane and by the introduction of competitors’ products and other market factors.

We have incurred losses from operations since inception and anticipate losses for the foreseeable future.

We expect to incur operating losses for at least the next three years. The level of our operating losses may increase in the future if Navidea fails to satisfy its contractual obligations to develop and commercialize Altropane. We will never generate revenues or achieve profitability unless Navidea or we obtain regulatory approval and market acceptance of our Altropane product. This will require Navidea and/or us to be successful in a range of challenging activities, including clinical trial stages of development, obtaining regulatory approval for Altropane, and manufacturing, marketing and selling it. We may never succeed in these activities, and may never generate revenues that are significant enough to achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

As of December 31, 2012, we have experienced total net losses since inception of approximately $207,983,000, stockholders’ deficit of approximately $26,721,000 and a net working capital deficit of approximately $9,167,000. The cash and cash equivalents available at December 31, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash available as of March 15, 2013 may cover our expenses through April 2013.

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

For the year ended December 31, 2012, we obtained all of our funding from one key investor and our license transaction with Navidea. Our key investor, Mr. Robert Gipson, is a related party to the Company. He serves as a senior director of Ingalls & Snyder and served as a director of the Company in 2004. His activities with the Company are more fully described in the footnotes to the consolidated financial statements contained herein. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or modify our current business plan and in any such event may not be able to continue as a going concern. The financial statements have been prepared assuming that the Company will continue as a going concern basis; however, the report of the independent registered public accounting firm indicates substantial doubt about the Company’s ability to continue as a going concern.

Risks Related to Clinical Development of our Altropane Product Candidate

Navidea is obligated under the license agreement to complete the clinical development of Altropane and to seek its regulatory approval. However, our Altropane product candidate is only one of a number of product candidates in the Navidea development pipeline. We can provide no assurances that development of our Altropane product candidate by Navidea will be or remain a high priority project for Navidea. There can be no assurances that Navidea will have or be able to gain access to the capital and human resources necessary to satisfy its obligations under the license agreement. If Navidea is unable to meet its obligations under the license agreement, we would be forced to terminate the license agreement and attempt to identify a new development partner for the Altropane product candidate.

Risks Related to Commercialization

Our success depends on Navidea’s ability to successfully develop our Altropane product candidate into a commercial product.

To date, we have not marketed, distributed or sold any products. The success of our business depends primarily upon Navidea’s ability to successfully develop and commercialize our Altropane product candidate. Successful research and product development in the biotechnology industry is highly uncertain, and very few research and development projects produce a commercial product. In the biotechnology industry, it has been estimated that less than five percent of the technologies for which research and development efforts are initiated ultimately result in an approved product. If we are unable to successfully commercialize Altropane or any of our other product candidates, our business would be materially harmed and we would likely be forced to cease operations.

Risks Related to Regulation

Our Altropane product candidate is subject to rigorous regulatory review and, even if approved, remains subject to extensive regulation.

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

At the present time, we do not have patent protection for all uses of our technologies. There is significant competition in the field of CNS diseases. Our competitors may seek patent protection for their technologies, and such patent applications or rights might conflict with the patent protection that we are seeking for our technologies. If we do not obtain patent protection for our technologies, or if others obtain patent rights that block our ability to develop and market our technologies, our business prospects may be significantly and negatively affected. Further, even if patents can be obtained, these patents may not provide us with any competitive advantage if our competitors have stronger patent positions or if their product candidates work better in clinical trials than our product candidates. Our patents may also be challenged, narrowed, invalidated or circumvented, which could limit our ability to stop competitors from marketing similar products or limit the length of term of patent protection we may have for our products.

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

The biotechnology and pharmaceutical industries are highly competitive, rapidly changing, and are dominated by larger, more experienced and better capitalized companies. Such greater experience and financial strength may enable them to bring their products to market sooner than Navidea or us, thereby gaining the competitive advantage of being the first to market. Research on the causes of, and possible treatments for, diseases for which we are trying to develop therapeutic or diagnostic products are developing rapidly and there is a potential for extensive technological innovation in relatively short periods of time.

To our knowledge, there is only one company, GE Healthcare (formerly Nycomed/Amersham), that has marketed a diagnostic imaging agent for PD and DLB, DaTSCAN ® . GE Healthcare has obtained marketing approval in Europe. In January, 2011, GE Healthcare obtained approval to market DaTSCAN in the U.S. as well. GE Healthcare has significantly greater infrastructure and financial resources than us. Marketing approval s in the US and Europe combined with their established market presence, and greater financial strength could position GE to make it difficult for Navidea or us to successfully market Altropane if it is approved for sale.

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

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs in the amount of $642,906 plus costs.

On February 1, 2013 the Company entered into a Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906 plus costs.

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of One Hundred Eighty five Thousand dollars ($185,000) to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of Navidea BioPharmaceuticals, Inc. upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea BioPharmaceuticals, Inc. and the Company. This second payment is only due upon the occurrence of the first milestone unless the Company declares bankruptcy or alters its agreement with Navidea in a manner that results in the delay or cancellation of said milestone payment.

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. The Company believes that the total amounts claimed in the Biostorage lawsuit are overstated by at least 100%. The Company believes that a high level of uncertainty regarding the outcome, disposition and ultimate liability to the Company related to this lawsuit exists thus we have retained an accrual of $133,000 on our books which reflects the amount of the alleged claim plus additional legal fees. The discovery process in the case is on-going The Company intends to vigorously pursue all available legal and equitable remedies to defend this claim with a goal of settling it at or below the level of liability we believe is actually owed and without a trial.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table sets forth for the periods indicated the high and low closing prices for our common stock for the last two fiscal years. Our common stock is traded on the OTC Market under the symbol ALSE.

	2012 High	2012 Low	2011 High	2011 Low
First Quarter (January 1 – March 31)	$0.51	$0.15	$0.24	$0.12
Second Quarter (April 1 – June 30)	$0.30	$0.07	$0.16	$0.06
Third Quarter (July 1 – September 30)	$0.24	$0.08	$0.15	$0.03
Fourth Quarter (October 1 – December 31)	$0.17	$0.06	$0.51	$0.02

As of December 31, 2012 there were approximately 2,000 stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

We have not paid or declared any cash dividends on our common stock and do not expect to pay cash dividends on our common stock in the foreseeable future.

On December 31, 2012 the Company purchased 537,931 shares of its common stock held by Arthur Koenig and 1,793,104 shares of its common stock held by Ingalls and Snyder Value Partners at a purchase price per share of $0.0008 for total proceeds of $1,864. The closing price for the Company’s common stock on December 27, 2012 was $0.08 per share. The shares were purchased in a private transaction.

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

Results of Operations

Years Ended December 31, 2012 and 2011

Our net loss was $1,645,476 for the year ended December 31, 2012 compared to a net loss of $2,882,214 for the year ended December 31, 2011. The net loss for the year ended December 31, 2012 resulted from operating expenses of approximately $1,743,000 and interest expense of approximately $435,000 partially offset by the recognition of $531,000 in revenue. The net loss for the year ended December 31, 2011 resulted from operating expenses of approximately $2,126,000 and interest expense of approximately $1,838,000. These expenses were partially offset by a gain recognized on forgiveness of debt of $477,000, a gain of $59,000 recognized on the change in method for valuing our FluoroPharma Medical, Inc. stock previously accounted for under the cost method and the reversal of a prior year accrual of $561,000 related to a potential dispute with a contract manufacturer.

For the year ended December 31, 2012, the Company recognized revenue of $530,723. Revenue was comprised of a non-refundable option fee of $500,000 the Company received from Navidea Biopharmaceuticals in January 2012 and $30,723 in revenue recognized from the upfront sublicense fee received from Navidea Biopharmaceuticals in July 2012. Under the terms of the sublicense agreement, Navidea made a one-time sublicense execution payment of $175,000 and issued the Company 300,000 shares of Navidea common stock (“NAVB”) which had a market value of $1,146,000 as of July 31, 2012. Revenue from the $1,321,000 upfront sublicense fee will be recognized ratably from the date the sublicense agreement became effective in July 2012 through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane in June 2030.

Research and development expenses were $50,705 for the year ended December 31, 2012 compared to $93,319 for the year ended December 31, 2011. Under the terms of the sublicense agreement entered into with Navidea in July 2012, the Company has no further cost obligations related to Altropane. Navidea is responsible for funding and conducting the development plan, completing all necessary regulatory filings and managing the manufacturing and global commercialization efforts for Altropane.

Sublicense and option fees were $26,536 for the year ended December 31, 2012. This expense reflects the $25,000 option fee due to Harvard under the terms of the Amended and Restated License Agreement related to the non-refundable option fee the Company received from Navidea in January 2012. The remaining expense reflects the amortization of fees due to Harvard related to the cash and stock consideration received from Navidea in July 2012 under the terms of the sublicense agreement. As of December 31, 2012, total cash payments of $33,750 are due to Harvard related to these two agreements.

General and administrative expenses were $1,665,605 for the year ended December 31, 2012 compared to $2,032,946 for the year ended December 31, 2011. The decrease of $367,341 or 18% for the year ended December 31, 2012 was attributable to (i) a reduction in employee payroll and related tax and benefit costs of approximately $110,000 resulting from reduced headcount; (ii) a reduction in consulting fees of approximately $12,000; (iii) a reduction in patent expense of approximately $24,000 resulting from the sublicense agreement which transferred all future responsibility for such expense to Navidea; (iv) reduction in outside directors fees of approximately $66,000 offset by increases in insurance premiums of approximately $10,000 and outside valuation services of $30,000 and (v) a reduction in overhead costs of approximately $240,000 related to the expiration and reorganization of our office lease in September 2011. The overhead reductions are attributable to lower rent expense and common area maintenance charges of approximately $163,000, the elimination of approximately $32,000 in non-cash charges for the amortization of leasehold improvements, a reduction in non-cash depreciation expense of approximately $7,000 and the reduction of approximately $24,000 in utility expenses. In addition, office expenses attributable to equipment rental and supplies decreased by approximately $10,000. The savings realized from these reductions were partially offset by an increase of approximately $20,000 attributable to complying with additional regulatory reporting requirements and investor relations expense.

On February 15, 2013, Alseres Pharmaceuticals, Inc. (the “Company”), entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company pursuant to which the Company agreed to satisfy certain outstanding obligations to these individuals which, in aggregate, totaled $220,734 by issuing fully vested options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. (a subsidiary of the Company) out at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, if at all, in whole or in part, on or before February 28, 2018. The common stock of Alseres Neurodiagnostics, Inc. to be issued pursuant to the options will bear all appropriate restrictive legends regarding disposition or resale of the common stock. Prior to entering into the Settlement Agreements, Mr. Mullen and Mr. Guinness had not received payment for board fees since 2010. As of December 31, 2012 the Company had a liability of $167,400 to Messrs. Mullen and Guinness which was settled in 2013 as described above.

Other income of $905 was recorded for the year ended December 31, 2012 compared to $43,814 for the year ended December 31, 2011. Other income of $43,814 was primarily attributable to the issuance to the Company of 39,209 restricted shares of FluoroPharma Medical, Inc. common stock with a closing price of $1.88 on September 30, 2011. Although the shares were restricted under Rule 144 and had very light trading volume, they were trading on a public exchange and could no longer be accounted for under the cost method. Taking into consideration the shares trading restrictions and light trading volume, the shares were recorded in the Condensed Consolidated Balance Sheet as of September 30, 2011 at a 20% discount or $1.50 per share. The change in method for valuing these shares from the cost method to the fair value method resulted in the recognition of a gain of $58,814.

Forgiveness of debt totaling $476,837 was recognized for the year ended December 31, 2011. In July 2011, John Preston, Henry Brem, Gary Frashier and Robert Langer signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. As of the settlement date a total of $358,500 had been accrued for director and consulting fees. Per the agreements, each former board member was issued one share of stock for each dollar owed. The Company stock closed at $.08 per share on the effective date of the agreements. As a result of these transactions $327,570 was recognized as forgiveness of debt. In July 2011, Michael Mullen and William Guinness our current board members, signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 31, 2010. As of the settlement date, approximately $172,000 had been accrued for directors fees owed to the two board members who agreed to a reduced payment totaling $22,400. As a result of these transactions approximately $149,000 was recognized as forgiveness of debt.

Interest expense of $434,551 was incurred for the year ended December 31, 2012 compared to $1,838,484 for the year ended December 31, 2011. The decrease of $1,403,932 or 76% for the year ended December 31, 2012 was attributable to the debt reduction agreements signed in the fourth quarter of 2011. In December 2011, Robert Gipson and Thomas Gipson converted $7,172,412 of their convertible notes payable into common stock of the Company. The debt reduction agreement provided that all future interest related to these promissory notes would be waived. In November 2011, the Company further reduced its debt obligations by purchasing from Robert Gipson (the “Holder”) an unsecured promissory note, pursuant to which the Company’s wholly owned subsidiary, Neurobiologics Inc., had borrowed an aggregate principal amount of $1,000,000 (“the Note”) dated February 11, 2009. The savings associated with the debt reduction agreements were partially offset by $2,240,000 of new debt obligations entered into with Robert Gipson during 2011 and an additional $510,000 in new debt obligations entered into during 2012.

Liquidity and Capital Resources

As of December 31, 2012, we have experienced total net losses since inception of approximately $207,983,000, stockholders’ deficit of approximately $26,721,000 and a net working capital deficit of approximately

$9,167,000. The cash and cash equivalents available at December 31, 2012 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash available as of March 15, 2013. As of January 1, 2013 we have liquidated 235,000 shares of our NAVB common stock for total proceeds of $726,934. We have used the funds to settlement our lawsuit with Children’s Hospital and meet our day-to-day operation needs including the cost to comply with regulatory reporting requirements. As of February 28, 2013, we had 50,000 shares remaining of NAVB common stock which has a trading range for the previous 90 days of between $2.88 - $3.35 per share. We believe that the cash available as of March 15, 2013 may cover our expenses through April 2013.

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

For the year ended December 31, 2012, the Company generated $675,000 in cash receipts and was issued 300,000 shares of Navidea (“NAVB”) common stock attributable to option and sublicense agreements for Altropane. The Company used the cash to cover its current operating expenses. The Company plans to fund future working capital requirements through the orderly sale of its shares in Navidea common stock and from potential future consideration due to the Company pursuant to its sublicense agreement.

Our future working capital requirements have been reduced substantially due to the terms of the sublicense agreement with Navidea. Per the agreement, Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. Our future working capital requirements will be determined by our ability to control certain necessary expenditures in connection with operating as a public company.

Our major source of future working capital will come in the form of additional shares of Navidea common stock as Navidea attains certain milestones. The sublicense agreement provides for contingent milestone payments to the Company of up to $2.9 million and the issuance of up to an additional 1.15 million shares of Navidea common stock. Milestone payments of $2.5 million and the issuance of 550,000 shares of Navidea common stock are due to the Company at the time of product registration. The Company will be issued an additional 400,000 shares of Navidea common stock if certain cumulative net sales of the approved product are achieved. In addition, the license terms anticipate royalties on yearly net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met.

As of February 15, 2013, the Company had completed the sale of 235,000 shares of NAVB common stock for total proceeds of $726,934. The resulting loss of $170,766 from these sales will be recognized in the condensed consolidated comprehensive loss statement in the first quarter of 2013.

Operating Activities

Net cash used for operating activities was $1,261,466 year ended December 31, 2012 compared to $2,484,803 for the year ended December 31, 2011. Net cash used for operating activities for the year ended December 31, 2012 reflects our curtailment of operations pending additional funding, the reduction in accrued interest expense associated with the debt reduction agreements signed in the fourth quarter of 2011 and the receipt of $675,000 from Navidea Biopharmaceuticals related to our Altropane product.

Forgiveness of accrued directors and consulting fees totaling $476,837 was recognized for the year ended December 31, 2011.

Investing Activities

Investing activities provided cash of $0 for the year ended December 31, 2012 compared to $301,388 of cash provided by investing activities for the year ended December 31, 2011.

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

Financing Activities

Financing activities provided cash of $833,000 for the year ended December 31, 2012 compared to $2,220,744 for the year ended December 31, 2011.

Cash provided by financing activities for the year ended December 31, 2012 reflects $510,000 in proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum. The Company used $1,866 to repurchase 2,331,035 shares @ $.0008 per share.

Cash provided by financing activities for the year ended December 31, 2011 reflects $2,240,000 in proceeds from the issuance of demand notes payable issued to Robert Gipson. All notes bear interest at the rate of 7% per annum. Proceeds of $18,256 were used to repurchase 3,977,390 shares of our common stock.

A summary of financings completed through December 31, 2012 can be found in Note 7 of these Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a) (4) of Regulation S-K) for the year ended December 31, 2012.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances. Although we regularly assess these estimates, actual results could differ materially from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known.

While all of our significant accounting policies are described in Note 1 to our consolidated financial statements, we believe that our accounting policies relating to revenue recognition are especially important to aiding you in fully understanding and evaluating our reported financial results.

Revenue Recognition

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

In the course of its assessment for fiscal year 2012, management identified a control deficiency. During the course of the evaluation, management determined that subsequent to the end of the fiscal year, but prior to completing all adjustments and disclosures necessary for a fair presentation of our financial statements that the departure of a key member of the accounting and reporting department created a lack of sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one person performing all accounting-related on-site duties. As a result, Alseres does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2012.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and Alseres’ independent registered public accounting firm. As part of our 2013 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weakness and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

In connection with the evaluation referred to in the foregoing paragraph, we have made changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934) during the fiscal year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. As described in the preceding paragraph subsequent to the end of the fiscal year, but prior to completing all adjustments and disclosures necessary for a fair presentation of our financial statements that the departure of a key member of the accounting and reporting department created a lack of sufficient staff to segregate accounting duties. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2012.

Changes in internal controls over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

   None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2012 our Board of Directors (the “Board”) consisted of three directors.

	Age	Year first elected Director	Position(s) with the Company
Peter G. Savas	64	2004	Chairman of the Board, Chief Executive Officer and Director
Michael J. Mullen, C.P.A.	54	2004	Director
William Guinness	73	2006	Director

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

Kenneth L. Rice, Jr . was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in July 2005. Mr. Rice was appointed Secretary in September 2005. In June 2005, Mr. Rice served as a part-time consultant to the Company. From April 2001 to June 2005, Mr. Rice served as Vice President, Chief Financial Officer, Chief Commercial Officer and Secretary of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company.

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

Item 11.

Name and Principal Position	Year	Salary
Peter G. Savas	2012	$401,625
Chairman and CEO	2011	$401,625

Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	2012	$267,750
Executive Vice President and CFO	2011	$267,750

Mr. Savas serves as a member of our board of directors, but receives no additional compensation in his capacity as director.

Outstanding Equity Awards

Outstanding option awards held by our Named Executive Officers as of December 31, 2012:

		Number of securities - underlying unexercised options exercisable	Option - exercise price	Options Expiration Date
Peter G. Savas	(1)	200,000	$2.31	3/11/2015
	(1)	950,000	$1.15	1/31/2014
Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	(1)	375,000	$1.15	1/31/2014

(1)	All options are fully vested and exercisable.

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

Compensation of Directors

Our non-employee directors consisted of Michael J. Mullen and William Guinness. Their compensation for the year ended December 31, 2012 was comprised of a $2,500 fee per meeting attended. Mr. Mullen and Mr. Guinness have not received payment for board fees since 2010. At December 31, 2012 the Company had an accrued liability of $167,400 to Messrs. Mullen and Guinness which was settled in 2013 as described below.

On February 15, 2013, Alseres Pharmaceuticals, Inc. (the “Company”), entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company pursuant to which the Company agreed to satisfy certain outstanding obligations to these individuals which, in aggregate, totaled $220,734 by issuing fully vested options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. (a subsidiary of the Company) presently owned by the Company at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, if at all, in whole or in part, on or before February 28, 2018. The common stock of Alseres Neurodiagnostics, Inc. to be issued pursuant to the options will bear all appropriate restrictive legends regarding disposition or resale of the common stock.

Item 12.	Security ownership of certain beneficial owners and management and related stockholder matters

Security Ownership

The following table sets forth information, as of December 31, 2012, regarding the beneficial ownership of our common stock by:

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

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage ownership for each holder is based on 30,635,720 shares of common stock outstanding on December 31, 2012, plus common stock issuable upon conversion of any outstanding convertible promissory notes, Series F Convertible Preferred Stock, and any common stock equivalents and presently exercisable stock options or warrants held by each such holder.

(3)	Information is based on a Schedule 13 D/A filed on December 27, 2011 with the SEC. Consists of 15,676,004 shares of common stock currently issued and outstanding. As of December 31, 2012, Mr. Gipson held 100% of the issued and outstanding Series F Preferred.

(4)	Information is based on a Schedule 13 D/A filed on December 27, 2011 with the SEC. Consists of 4,656,004 shares of common stock currently issued and outstanding.

Item 13.	Certain Relationships and Related Transactions

We have entered into indemnity agreements with each of our directors and executive officers containing provisions that may require us, among other things, to indemnify those directors and officers against liabilities that may arise by reason of their status or service as directors and officers. The agreements also provide for us to advance to the directors and officers expenses that they expect to incur as a result of any proceeding against them related to their service as directors and officers. For information regarding related party transactions see Note 14 of these Consolidated Financial Statements. For information relating to our employment and severance arrangements with our Named Executive Officers, see “Executive Compensation — Potential Payments upon Termination or Change-in-Control.”

Item 14.	Principal Accountant Fees and Services

Independent Registered Public Accounting Firm’s Fees and Other Matters

The following table summarizes the fees billed to us for professional services rendered by McGladrey LLP, our independent registered public accounting firm and our tax advisors and preparers for the last two years:

Fee Category	2012	2011
Audit Fees	$82,000	$82,000
Tax Fees	25,000	25,000

Total Fees	$107,000	$107,000

Audit Fees

Audit fees consist of fees for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements paid to McGladrey, LLP.

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

All of the audit-related, tax and other services provided by McGladrey LLP in 2012 were approved in advance by our Audit Committee. None of the services or fees was approved using the “de-minimis” exception under SEC rules.

Our Audit Committee believes that the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are included as part of this Annual Report on Form 10-K.

1. Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2012 and 2011	22
Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 2012 and 2011 and for the period from inception (October 16, 1992) through December 31, 2012	23
Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2012 and 2011 and for the period from inception (October 16, 1992) through December 31, 2012	24
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2012 and 2011 and for the period from inception (October 16, 1992) through December 31, 2012	28
Notes to Consolidated Financial Statements	30

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Alseres Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alseres Pharmaceuticals, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive loss, stockholders’ (deficit) equity, and cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from October 16, 1992 (Inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts include for such prior periods, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Alseres Pharmaceuticals, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ McGladrey LLP

Boston, Massachusetts

April 1, 2013

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$16,528	$135,843
Short-term investments	838,309	27,446
Restricted marketable securities	42,450	—
Prepaid expenses and other current assets	2,720	4,965

Total current assets	900,007	168,254
Property and equipment, net	1,186	2,475
Deferred charges	64,514	—

Total assets	$965,707	$170,729

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$2,278,398	$2,210,229
Convertible notes payable	—	21,827,588
Notes payable	6,410,000	5,900,000
Accrued interest on notes payable	919,526	486,691
Other current liabilities	60,126	—
Advances from related party	325,000
Deferred revenue	73,730	—

Total current liabilities	10,066,780	30,424,508
Contingent royalty	16,000,000	—
Deferred revenue, net of current portion	1,216,547	—
Other long-term liabilities	33,750	—

Total liabilities	27,317,077	30,424,508

Commitments and contingencies (see note 13)
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at December 31, 2012 and 2011 (liquidation preference of $300,000 at December 31, 2012)	369,501	348,444

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at December 31, 2012 and 2011; 30,635,720 issued and outstanding at December 31, 2012 and 2011	306,357	306,357
Additional paid-in capital	171,975,520	166,170,855
Accumulated other comprehensive loss	(309,204)	(31,367)
Deficit accumulated during development stage	(198,693,544)	(197,048,068)

Total stockholders’ deficit	(26,720,871)	(30,602,223)

Total liabilities and stockholders’ deficit	$965,707	$170,729

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,		Period from October 16, 1992 (inception) to December 31, 2012
	2012	2011
Revenues	$530,720	$—	$1,430,720

Operating expenses:
General and administrative	1,665,605	2,032,946	70,413,744
Research and development	50,750	93,319	116,092,348
Sublicense and option fees	26,536	—	26,536
Purchased in-process research and development	—	—	12,146,544

Operating expenses before accrual reversal	1,742,891	2,126,265	198,745,921
Accrual reversal	—	(561,195)	(561,195)

Total operating expenses	1,742,891	1,565,070	198,184,726

Loss from operations	(1,212,171)	(1,565,070)	(196,754,006)
Interest expense	(434,551)	(1,838,484)	(14,923,661)
Investment income	341	689	7,705,345
Other income (expense), net	905	43,814	(1,473,159)
Gain on early extinguishment of debt	—	—	6,277,100
Forgiveness of debt	—	476,837	476,837

Net loss	(1,645,476)	(2,882,214)	(198,691,544)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	(1,645,476)	(2,882,214)	(207,983,845)
Other comprehensive income
Net change in unrealized loss on marketable securities	(277,837)	(31,367)	309,204

Comprehensive loss	$(1,923,313)	$(2,913,581)	$208,293,049

Basic and diluted net loss attributable to common stockholders per share	$(0.06)	$(0.10)
Weighted average common shares outstanding	30,635,720	29,626,072

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2012

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ (Deficit) Equity and Preferred Stock
	Number of shares	Amount	Number of shares	Par Value
Issuance of common stock to founders			304,009	$3,040	$45,685				$48,725
Exercise of warrants and stock options			1,185,039	11,850	7,584,589				7,596,439
Issuance of common stock and warrants, net of issuance costs			11,516,790	115,168	56,343,378				56,458,546
Issuance of common stock and warrants upon Merger			723,947	7,239	14,596,709				14,603,948
Conversion of convertible debentures			31,321	313	988,278				988,591
Issuance of warrants related to debentures, net of issuance costs					3,632,632				3,632,632
Issuance of warrants related to preferred series C stock and BCF, net of issuance costs					3,736,789				3,736,789
Accretion preferred series C stock					(4,327,679)				(4,327,679)
Preferred stock, net of issuance costs	240,711	$2,296,355			23,288,101				25,584,456
Conversion of Preferred Stock K and payment of interest, net of issuance costs	(240,149.7)	(1,491,474)	1,553,749	15,538	7,655,122				6,179,186

ALSERES PHARMACEUTICALS, INC.

(Continued)

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2012

	Preferred Stock		Common Stock		Additional Paid- In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ (Deficit) Equity and Preferred Stock
	Number of shares	Amount	Number of shares	Par Value
Conversion of debentures and payment of interest, net of issuance costs			317,083	3,171	4,844,249				4,847,420
Conversion of preferred stock and modification of warrants	(561.3)	(3,501,539)	900,646	9,006	3,492,533				—
Preferred stock conversion inducement					(600,564)				(600,564)
Amortization of preferred stock Series E BCF		2,696,658			(2,696,658)				—
Issuance of warrants related to Series E Stock, net of issuance costs					2,049,297				2,049,297
Issuance of common stock and cancellation of warrants			42,667	427	(427)				—
Dividend accrual preferred Series E					(573,597)				(573,597)
BCF on convertible secured promissory notes					558,000				558,000
Deferred compensation- stock options and warrants					804,607	(804,607)			—
Share-based compensation					3,470,199	804,607			4,274,806
Modification of options and warrants					1,804,694				1,804,694
Other			783	8	69,925				69,933

Net loss (Inception October 16, 1992 to December 31, 2006)								$(143,503,529)	$(143,503,529)

Consolidated Statements of Stockholders’ (Deficit) Equity

(Continued)

For the Period from inception (October 16, 1992) to December 31, 2012

	Preferred Stock		Common Stock		Additional Paid- In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ (Deficit) Equity and Preferred Stock
	Number of shares	Amount	Number of shares	Par Value
Exercise of warrants and options			202,183	2,022	143,683				145,705
Conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
BCF on convertible notes payable					1,880,000				1,880,000
Share-based compensation					1,665,155				1,665,155
Modification of stock options					5,614				5,614
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)

Balance at December 31, 2007	—	$—	20,778,217	$207,782	$140,420,314	$—	$9,310	$(163,051,877)	$(22,414,471)

Exercise of stock options			1,100	11	2,530				2,541
Conversion of notes payable			48,000	480	119,520				120,000
BCF on convertible notes payable					380,000				380,000
Share-based compensation					1,670,063				1,670,063
Issuance of common stock			571,806	5,718	1,079,557				1,085,275
Comprehensive loss:
Unrealized loss on marketable securities							(9,310)		(9,310)
Net loss								(20,847,459)	(20,847,459)

Balance at December 31, 2008	—	$—	21,399,123	$213,991	$143,671,984	$—	$—	$(183,899,336)	$(40,013,361)

Share-based compensation					1,473,083				1,473,083
Issuance of common stock			4,156,522	41,565	1,960,435				2,002,000
Accretion of convertible redeemable preferred stock					(192,107)			(2,000)	(194,107)
Net Loss								(10,776,937)	(10,776,937)

Balance at December 31, 2009	—	$—	25,555,645	$255,556	$146,913,395	$—	$—	$(194,678,273)	$(47,509,322)

Consolidated Statements of Stockholders’ (Deficit) Equity

(Continued)

For the Period from inception (October 16, 1992) to December 31, 2012

	Preferred Stock		Common Stock		Additional Paid- In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ (Deficit) Equity and Preferred Stock
	Number of shares	Amount	Number of shares	Par Value
Share-based compensation					61,722				61,722
Issuance of common stock			1,500,000	15,000	(15,000)				0
Buyback of common stock			(270,000)	(2,700)	(5,400)				(8,100)
Accretion of preferred stock					(343,000)				(343,000)
Net income (loss)								512,419	512,419

Balance at December 31, 2010	—	$—	26,785,645	$267,856	$146,611,717	$—	$—	$(194,165,854)	$(47,286,281)

Share-based compensation					834				834
Issuance of common stock-debt forgiveness			358,500	3,585	25,095				28,680
Conversion of notes payable to common stock			2,868,965	28,690	7,143,722				7,172,412
Buyback of common stock at $.0025 per share			(2,868,965)	(28,690)	21,518				(7,172)
Buyback of common stock			(1,108,425)	(11,084)					(11,084)
Forgiveness of accrued interest on convertible debt					6,132,499				6,132,499
Conversion of Series F Preferred to common stock			4,600,000	46,000	4,554,000				—
Forgiveness of accrued interest on note payable					195,807				195,807
Settlement of note payable					999,000				999,000
Accretion of preferred stock					486,663				486,663
Net income (loss)								(2,882,214)	(2,882,214)
Unrealized loss on marketable securities							(31,367)		(31,367)

Balance at December 31, 2011	—	$—	30,635,720	$306,357	$166,170,855	$—	$(31,367)	$(197,048,068)	$(30,602,223)

Conversion of notes payable to common stock			2,331,035	23,311	5,804,277				5,827,588
Buyback of common stock at $.0008 per share			(2,331,035)	(23,311)	21,445				(1,866)
Accretion of preferred stock					(21,057)				(21,057)
Net income (loss)								(1,645,476)	(1,645,476)
Unrealized loss on marketable securities							(277,837)		(277,837)

Balance at December 31, 2012	—	$—	30,635,720	$306,357	$171,975,520	$—	$(309,204)	$(198,693,544)	$(26,720,871)

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2012	December 31, 2011	From Inception (October 16, 1992) to December 31, 2012
Cash flows from operating activities:
Net loss	$(1,645,476)	$(2,882,214)	$(198,6,91,544)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	3,391	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	28,680	28,680
Forgiveness of debt	—	(476,837)	(476,837)
Gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	(58,814)	(58,814)
Non-cash interest expense	—	—	3,966,394
Non-cash charges related to options, warrants and common stock	—	834	11,115,437
Amortization of financing costs	—	6,949	25,188
Amortization and depreciation	1,289	40,751	2,891,955
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	2,245	9,108	502,608
Increase in deferred charges	(64,514)	—	(64,514)
(Decrease) increase in accounts payable and accrued expenses	68,169	(889,742)	1,982,571
Increase in accrued interest payable	432,835	1,829,516	8,247,632
Increase in deferred revenue	201,577	—	201,577
Increase in current liabilities	17,676	—	17,676
Increase in other long-term liabilities	33,750	—	33,750
Decrease in accrued lease	—	(96,425)	—

Net cash used for operating activities	(952,449)	(2,484,803)	(160,554,906)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	(2,373)	(1,654,487)
Proceeds from the sale of property and equipment	—	3,430	3,430
Decrease in security deposits and other assets	—	184,763	—
Decrease in indemnity fund	—	115,568	—
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	—	—	132,004,923

Net cash provided by investing activities	—	301,388	106,980

ALSERES PHARMACEUTICALS, INC.

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2012	December 31, 2011	From Inception (October 16, 1992) to December 31, 2012
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	(1,866)	(18,256)	(28,222)
Advances from related party	325,000	—	325,000
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	510,000	2,240,000	58,995,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	(1,000)	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	833134	2,220,744	160,464,454

Net (decrease) increase in cash and cash equivalents	(119,315)	(37,329)	16,528
Cash and cash equivalents, beginning of period	135,843	98,514	—

Cash and cash equivalents, end of period	$16,528	$135,843	$16,528

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406
Supplemental disclosure of non-cash investing and financing activity:
Conversion of notes payable to common stock	$5,827,588	$7,172,412	$13,000,000
Capital contribution related to forgiveness of accrued interest	$—	$6,328,306	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$—	$640,874	$640,874
Supplemental disclosure of other non-cash transactions:
Receipt of marketable securities as payment for license agreement	$1,146,000	$—	$1,146,000
Conversion of notes payable to future royalties	$16,000,000	$—	$16,000,000

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2012, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in ASC 915, Development Stage Entities and will continue to be so until the commencement of commercial operations. The development stage is from October 16, 1992 (inception) through December 31, 2012.

The accompanying consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty inherent in the need to raise additional capital and the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is taking a number of steps to address the issues regarding our ability to continue as a going concern until such time as routine royalty income from the Navidea transaction is realized by the Company. We are continuing to tightly control our monthly expenses through further staff reductions and elimination of discretionary spending. We are engaged in fundraising efforts that could include one or more of the following: a debt financing or equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. There can be no assurances that any of these efforts will be successful and we may still be forced to curtail operations in such event.

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its seven subsidiaries where all of the Company’s operations are conducted. During 2012 the Company organized its seventh subsidiary, Alseres Neurodiagnostics, Inc. as a Delaware corporation. As of December 31, 2012 all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of December 31, 2012 and 2011, cash equivalents consisted of overnight sweep account balances.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. As of December 31, 2012, the Company’s short-term investments included 285,000 shares of common stock in Navidea Biopharmaceutical, Inc. (“NAVB”) and 39,209 shares of FluoroPharma Medical, Inc. common stock (“FPMI”). The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

As of February 15, 2013, the Company had completed the sale of 235,000 shares of NAVB common stock for total proceeds of $726,934. The resulting loss of $170,766 from these sales will be recognized in the condensed consolidated comprehensive loss statement in the first quarter of 2013.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, trade payables, accrued expenses and notes payable approximate their fair value due to the short-term nature of these instruments. Short-term investments consist of available-for-sale-securities as of December 31, 2012 and 2011 and are carried at fair value as disclosed in Note 10.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

Revenue Recognition

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

We periodically review our expected period of substantial involvement under the agreements that provide for non-refundable up-front payments and license fees. When applicable, we will adjust the amortization periods when appropriate to reflect changes in assumptions relating to the duration of our expected involvement. We could accelerate revenue recognition for non-refundable upfront payments or license fees in the event of an early termination of the agreements. Alternatively, we could decelerate such revenue recognition if our period of involvement is extended. While changes to such estimates have no impact on our reported cash flows, our reported revenue is significantly influenced by our estimates of the period over which our obligations are expected to be performed and, therefore, over which revenue will be recognized.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Loss

On January 1, 2012, the Company adopted the new presentation requirements under ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. Other than a change in presentation, the implementation of ASU 2011-05 did not have a material impact on our financial statements.

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

2. Restricted Marketable Securities

Under the terms of the Amended and Restated License Agreement with the President and Fellows of Harvard College (“Harvard”) entered into on July 31, 2012, the Company had an obligation to transfer 15,000 shares of the Navidea stock received from the Navidea sublicense agreement to Harvard. The market value of the shares on December 31, 2012 was $42,450. The Company completed the transfer of the 15,000 shares of NAVB common stock to Harvard during January 2013.

3. Property and Equipment, net

	December 31,
	2012	2011
Computer equipment	$26,539	$26,539
Office furniture and equipment	6,738	6,738

	33,277	33,277
Less accumulated amortization and depreciation	32,091	30,802

	$1,186	$2,475

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation expense for the year ended December 31, 2012 was approximately $1,300. Amortization and depreciation expense for the year ended December 31, 2011 was approximately $41,000. Amortization and depreciation expense for the period from inception through December 31, 2012 totaled approximately $2,891,955.

4. Accounts Payable and Accrued Expenses

The Company’s management is required to estimate accrued expenses as part of the process of preparing financial statements. Accrued expenses include professional service fees for legal services, accounting and tax services and regulatory reporting services.

	December 31, 2012	December 31, 2011
Research and development expenses	$1,339,851	$1,316,095
Professional fees	735,990	715,672
General and administrative expenses	121,554	99,746
Compensation related expenses	81,003	78,716

	$2,278,398	$2,210,229

5. Deferred charges

Under the terms of the Amended and Restated License Agreement with Harvard, total license fees of $66,050 are due to Harvard related to the cash and stock consideration received from the sublicense agreement with Navidea The Company is amortizing those license fees on a straight-line basis over the estimated performance period which is the effective date of the agreements on July 31, 2012 through the patent expiration date in June 2030.

6. Net Loss per share

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at December 31, 2012, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Stock options and warrants to purchase approximately 3.6 million shares of common stock were outstanding at December 31, 2011, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at December 31, 2012 could potentially dilute earnings per share in the future.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Notes Payable and Debt

	December 31,
Convertible Notes Payable to Significant Stockholders	2012	2011
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	$—	$4,655,173
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	—	10,000,000
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	—	2,172,415
Unsecured convertible promissory note; interest rate of 5%; due December 31, 2010	—	5,000,000

Aggregate carrying value	$—	$21,827,588

No interest expense was incurred related to the convertible notes payable for the year ended December 31, 2012. Interest expense totaling $1,417,776 was incurred related to the convertible notes payable for the year ended December 31, 2011. In December 2011 the Company entered into the Fifth Amendment to Convertible Note Purchase Agreement (“Amendment”) with the Purchasers of convertible promissory notes of the Company purchased pursuant to a Promissory Note Purchase Agreement executed in March, 2007. The Amendment provided that each Purchaser would waive their respective right to be paid any and all interest accrued or to be accrued pursuant to the promissory notes issued under the Note Purchase Agreement. This transaction resulted in a reduction of $6,132,499 in accrued interest expense. The Amendment related to convertible promissory notes held by the Company’s majority shareholder, therefore the reversal of this accrual was recorded as a contribution to capital.

In December 2012, Arthur Koenig and Ingalls & Snyder Value Partners LLP elected to convert the remaining $5,827,588 of their convertible notes payable into common stock of the Company. Effective July 31, 2012, Arthur Koenig and Ingalls & Snyder Value Partners LLP had executed the Sixth Amendment to Convertible Note Purchase Agreement. The sixth amendment provides that the two lenders waive any and all rights to convert the $5,827,588 of principal still outstanding under the promissory notes into royalty on future sales of the Company’s Altropane product, while retaining their right to convert all or any portion of the remaining convertible debt to common stock of the Company at $2.50 per share.

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product (see Note 8). All other rights under the Convertible Note Purchase Agreement related to the $16,000,000 of principal were waived by the lenders. As of December 31, 2012, the contingent royalty liability resulting from the conversion is classified as a Level 3 liability and is reflected in the consolidated balance sheet at its fair value as a long-term liability.

The Company has demonstrated financial difficulties. Further, the intent of the above convertible debt conversion and modifications was to allow for continued product development and was considered to be the most viable option for the Company. Based on these factors, these transactions were considered to be concessions and were accounted for as a troubled debt restructuring under the guidance of ASC 470-60-55. As prescribed in ASC 470-60-35-11, when estimates are used relating to the maximum future cash payments as is this case, no gain shall be recognized until the estimated maximum future cash payments fall below the carrying value of the debt before restructuring. As a result of applying this guidance the company has determined that the carrying value of the obligation remains $16,000,000 at December 31, 2012.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promissory Notes

	December 31,
Notes Payable to Significant Stockholder	2012	2011
Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	2,240,000	2,240,000
Unsecured demand notes payable; interest rate of 7%: issued January 2012 — September 2012	510,000	—

	6,410,000	5,900,000
Accrued interest	919,526	486,691

Aggregate carrying value	$7,329,526	$6,386,691

Interest expense totaling $432,835 and $411,741 was incurred related to the notes payable for the years ended December 31, 2012 and 2011, respectively.

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

8. Contingent Royalty Liability

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product. See Note 7 for full disclosure of this transaction.

9. Revenue Recognition

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

The Company evaluates multiple element revenue arrangements under FASB ASC 605-25, Multiple-Element Arrangements (as amended by ASU No. 2009-13) as described in Note 1.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We considered a variety of factors in determining the appropriate method of accounting for our licensing agreements, including whether the various elements had fair value on a standalone basis and could be separated and accounted for individually as separate units of accounting. Where there are multiple deliverables identified within the licensing agreement that are combined into a single unit of accounting, revenues are deferred and recognized over the expected period of performance. The specific methodology for the recognition of the revenue is determined on a case-by-case basis according to the facts and circumstances of the applicable agreement.

Option Agreement with Navidea

On January 19, 2012 the Company entered into an Option Agreement with Navidea to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a definitive license agreement by June 30, 2012 with a no-fee extension of the diligence period through July 31, 2012 available to Navidea. The option agreement provided Navidea with exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for Altropane. Our deliverables through June 30, 2012 were to provide assistance to Navidea with regards to meetings and communications with the Food and Drug Administration (“FDA”) to allow Navidea to evaluate a path to commercialization and the feasibility of exercising the license option. As such we determined that the $500,000 non-refundable option fee received from Navidea represented a unit of accounting separate from scheduled milestone payments that would be receivable should the license option be exercised. Therefore the Company recognized the non-refundable option fee received from Navidea ratably over the option period which ended June 30, 2012 as the Company had continuing performance obligations through that date. Regulatory feedback received in June caused Navidea to extend their diligence review through July 31, 2012 which they elected to do ahead of executing a license on July 31, 2012. The extension of diligence in to July created no additional obligations on Alseres beyond those completed by June 30, so no adjustment to revenue was required as a result of the extension by Navidea.

Sublicense Agreement with Navidea

Effective July 31, 2012 the Company entered into an exclusive, worldwide sublicense agreement with Navidea Biopharmaceuticals, Inc. (“Navidea”) for the research, development and commercialization of Altropane. Altropane is an iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders.

The Company concluded that the Sublicense Agreement entered into with Navidea and the Amended and Restated License Agreement entered into with Harvard effective July 31, 2012, should be accounted for as a single unit of accounting in accordance with the rules set forth in FASB ASC 605-25. These transactions are described in greater detail in Note 13 of these Consolidated Financial Statements.

The Company’s deliverables under the Sublicense Agreement with Navidea include granting a license of rights and transferring technology (“know-how”) related to Altropane and an affirmative obligation to ensure that the Harvard agreement remains in full force and effect. Under the terms of the Amended and Restated License Agreement with Harvard, the Company’s deliverables included (i) the use of reasonable efforts to effect introduction of the licensed products into the commercial market as soon as practicable, consistent with sound and reasonable business practices and judgment and (ii) until expiration of the agreement, the Company shall endeavor to keep licensed product reasonably available to the public. The Company determined that pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the granting of a license of rights, the transfer of technology

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(“know-how”) related to Altropane and our continuing obligations to Harvard set forth in the Amended and Restated License Agreement were not separable and, accordingly, are being treated as a single unit of accounting. The Company applied the guidance in ASC 605 Revenue Recognition, to determine the appropriate revenue recognition period for the upfront sublicense execution payment received from Navidea. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. The upfront sublicense execution payment of $175,000 in cash and the market value of $1,146,000 for the 300,000 shares of Navidea common stock as of July 31, 2012 were recorded as deferred revenue. Revenue will be recognized ratably from the date the sublicense agreement became effective on July 31, 2012, through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane in June 2030.

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

The following summarizes the Company’s revenue generating transactions for the year ended December 31, 2012:

	Total Revenue Generated	Revenue Recognized	Deferred Revenue
Option agreement	$500,000	$500,000	$—
Sublicense agreement	1,320,997	30,720	1,290,277

Total	$1,820,997	$530,720	$1,290,277

Unearned revenue of $73,730 is reflected as a current liability and $1,216,547 is classified as a long-term liability in the consolidated balance sheet.

10. Stockholders’ Deficit

Common Stock

On December 31, 2012 the Company agreed to purchase 537,931 shares of common stock held by Arthur Koenig and 1,793,104 shares of common stock held by ISVP Partners at a purchase price per share of $0.0008 for total proceeds of $1,864. The closing price for the Company’s stock on December 27th was $0.08 per share.

For the year ended December 31, 2012, the Company had repurchased a total of 2,331,035 shares of its common stock and applied the constructive retirement method to these shares. The constructive retirement method was applied to these shares as management does not intend to reissue the shares within a reasonable period of time. The aggregate value of the shares reacquired in 2012 was $23,310. This amount has been charged to the common stock account.

In July 2011, John Preston, Henry Brem, Gary Frashier and Robert Langer signed settlement agreements to resolve unpaid fees due to them for services rendered during the period of July 2008 through January 2010. At the time of the agreements, a total of $358,500 had been accrued for director and consulting fees. Per the

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Convertible Preferred Stock

In 2009 the Company issued a total of 196,000 shares of Series F convertible preferred stock to Robert Gipson and received gross proceeds of $4,900,000. On June 1, 2011 the Company issued to Robert L. Gipson 4,600,000 shares of its common stock in exchange for the conversion by Mr. Gipson of 184,000 shares of the Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”). Each share of the Series F Stock was converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. The cumulative accrued interest at the date of conversion of $640,874 was reclassified to additional paid-in capital since the shares were no longer redeemable. As of December 31, 2012 there remained 12,000 shares of Series F Stock outstanding and held by Mr. Gipson.

The key terms of the Series F Stock are summarized below:

Dividend: The Series F Stock is entitled to receive any dividend that is paid to holders of our common stock. Any subdivisions, combinations, consolidations or reclassifications to the common stock must also be made accordingly to Series F Stock, respectively.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Redemption: At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by us at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from March 19, 2009 until the redemption date. No redemption demand has been made as of December 31, 2012.

Accretion: The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. As of December 31, 2012, the Company recorded approximately $21,057 in accretion on the outstanding Series F Stock.

Stock Option Plans

The Company can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”).

At December 31, 2009, the 2005 Plan provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No adjustment to the 2005 Plan was made on January 1, 2012.

The Company also has outstanding stock options in three other stock option plans, the 1998 Omnibus Plan, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. All plans have expired and no future issuance of awards is permissible.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-based employee compensation expense recorded for the years ended December 31, 2012 and 2011 was $0 and $834, respectively. The $834 in stock-based compensation expense recognized during 2011 represented the remaining costs related to non-vested stock options.

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the years ended December 31, 2012 and 2011.

Stock Options

The following table summarizes the options issued and outstanding as of December 31, 2012:

	Shares	Weighted- Average Exercise Price
Outstanding stock options at the beginning of year	3,636,480	$1.55
Granted	—	—
Exercised	—	—
Forfeited and expired	(625,500)	1.75

Outstanding and exercisable stock options at year end	3,010,980	$1.51

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2012:

Range of Exercise Prices	Number Outstanding	Weighted Average remaining Contractual Life	Weighted Average Exercise Price
$1.15 – $1.36	2,287,500	1.4 years	$1.15
$2.00 – $3.00	539,980	2.7 years	2.33
$3.10 – $4.65	155,000	4.8 years	3.17
$4.99 – $6.96	28,500	1.0 years	5.47

	3,010,980	1.8 years	$1.51

There was no intrinsic value of outstanding options and exercisable options as of December 31, 2012. As of December 31, 2012, 809,172 shares were available for grant under the 2005 Plan. As of December 31, 2012, the Company had reserved 3,820,152 shares of common stock to meet its option obligation.

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

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial assets that we measured at fair value as of:

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale securities	$838,309	$—	$—	$838,309

Total assets	$838,309	$—	$—	$838,309

Contingent royalty	$—	$—	$16,000,000	$16,000,000

Total liabilities	$—	$—	$16,000,000	$16,000,000

	December 31, 2011
	Level 1	Level 2	Level 3	Total
Available for sale securities	$—	$27,446	$—	$27,446

Total assets	$—	$27,446	$—	$27,446

As of December 31, 2012, the Company’s Level 1 assets are comprised of 285,000 shares of Navidea Biopharmaceuticals, Inc. common stock. These shares are traded on the NYSE under the symbol NAVB. Also included in Level 1 assets as of December 31, 2012 are 39,209 shares of FluoroPharma Medical, Inc. common stock which are traded on the OTC Bulletin Board (“OTCBB”) under the symbol FPMI.

As of December 31, 2011, the Company’s Level 2 available for sale securities consisted of 39,209 shares of FluoroPharma Medical, Inc. stock. These shares were subject to Rule 144 restrictions and traded on very thin volume in the open market. Based on those two factors the Company previously classified the shares as a Level 2 asset. As of September 30, 2012, the Company determined that the FluoroPharma Medical, Inc. common stock should be reclassified to Level 1 based on the increased liquidity of the shares due to more stable trading volume in the open market.

A contingent royalty liability which resulted from the election by certain purchasers of the Company’s Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) to convert a total of $16,000,000 in debt obligation into a right to receive future royalties on net sales of the Company’s Molecular Imaging Products. The Company obtained a third party fair value valuation for its contingent royalty liability as of December 31, 2012. The fair value measurement is based on significant inputs not observable in the market, which require it to be reported as a Level 3 asset within the fair value hierarchy. The valuation uses assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis employed the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to the Company by Navidea as a result of the license agreement for Altropane. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty liability. Changes in the fair value of the contingent royalty liability will be reflected in the consolidated statements of comprehensive income in the period they become known. The actual calculated fair value of the liability was $16.6 million, however, as described in Note 7 the accounting guidance does not provide for an increase in the liability in a troubled debt restructuring.

12. Income Taxes

As of December 31, 2012, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $71,662,000 and $40,373,000, respectively and federal and Massachusetts state research and

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

development (“R&D”) credit carryforwards of approximately $1,578,000 and $1,110,000, respectively subject to limitation, may be available to offset future federal and state income tax liabilities through 2031.

Deferred tax assets consisted of the following as of December 31:	2012	2011
Net operating loss carryforward	$27,181,000	$31,338,000
Capitalized research and development expenses	8,115,000	10,402,000
License fees	349,000	325,000
Stock-based compensation expense	2,264,000	2,264,000
Other	917,000	737,000

Gross deferred tax assets	38,826,000	45,066,000
Valuation allowance	(38,826,000)	(45,066,000)

Net deferred tax assets	$—	$—

A reconciliation of the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the years ended December 31 is as follows:

	2012	2011
Tax benefit at statutory rate	$(576,000)	$(1,009,000)
State taxes, net of federal benefit	251,000	267,000
Expiring state net operating loss carryforward	978,454	455,000
Gain on forgiven interest and cancellation of debt and other	2,042,000	2,567,000
Decrease in valuation allowance	(6,240,000)	(5,080,000)
NOL attribute reduction on debt cancellation	3,544,545	2,800,000

	$—	$—

For the years ended December 31, 2012 and 2011, the Company did not record any federal or state tax expense given its continued net operating loss position. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been recorded.

Income tax benefit for the years ended December 31:	2012	2011
Federal	$(348,366)	$(2,737,000)
State	(82,115)	(645,000)

	(430,481)	(1,949,000)
Valuation allowance	430,481	1,949,000

	$—	$—

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the unrecognized tax benefits recorded for the years ended December 31 is as follows:

	2012	2011
Balance at January 1	$2,822,531	$2,822,531
Additions based on tax positions related to the current year	—	—

Balance at December 31	$2,822,531	$2,822,531

The balance of unrecognized tax benefits as of December 31, 2012 of approximately $2,822,531 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2012.

The Company is subject to both federal and state income tax for the jurisdiction within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2009 through December 31, 2012. The U.S. Internal Revenue Service (IRS) had completed an audit of tax years 2007 and 2008 and had informed us that no adjustments to the federal tax returns as filed would be proposed as a result of the audit. However, because we are carrying forward income tax attributes such as the NOL from 2006, these attributes can still be audited when utilized on returns filed in the future.

13. Commitments and Contingencies

The Company is currently a tenant at will occupying approximately 4,500 square feet of office space. Total rent expense was approximately $71,500 and $220,000 for the years ended December 31, 2012 and 2011, respectively and approximately $4115,500 for the period from inception (October 16, 1992) through December 31, 2012. The Company received approximately $102,000 for the year ended December 31, 2011, related to the sublease of the premises and no income from subleasing in 2012.

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs.

On February 1, 2013 the Company entered into a Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906 plus costs. The amount of $642,906 is included in accrued expenses at December 31, 2012 and 2011, but was incurred and expensed prior to January 1, 2011.

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of One Hundred Eighty five Thousand dollars ($185,000) to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of Navidea BioPharmaceuticals, Inc. upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea BioPharmaceuticals, Inc. and the Company. This second payment is only due upon the occurrence of the first milestone unless the Company declares bankruptcy or alters its agreement with Navidea in a manner that results in the delay or cancellation of said milestone payment.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. The Company believes that the total amounts claimed in the Biostorage lawsuit are overstated by at least 100%. The Company believes that a high level of uncertainty regarding the outcome, disposition and ultimate liability to the Company related to this lawsuit exists thus we have retained an accrual of $133,000 on our books which reflects the amount of the alleged claim plus additional legal fees. The discovery process in the case is on-going The Company intends to vigorously pursue all available legal and equitable remedies to defend this claim with a goal of settling it at or below the level of liability we believe is actually owed and without a trial.

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

14. Related Party Transactions

During the last 4 months of 2012, Robert Gipson provided a total of $325,000 to the Company as an advance against his planned purchase of stock in Alseres Neurodiagnostics, Inc. to occur in 2013. These funds were available to the Company for use during 2012 and the advance is reflected as advances from related parties on the consolidated balance sheet.

Additional Related Party Transactions during 2012 are disclosed in footnotes 8 and 10.

15. Subsequent Events

Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC)

On February 1, 2013 the Company entered into a Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906 plus costs.

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of One Hundred Eighty five Thousand dollars $185,000 to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of Navidea BioPharmaceuticals, Inc. upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea BioPharmaceuticals, Inc. and the Company. This second payment is only due upon the occurrence of the first milestone unless the Company declares bankruptcy or alters its agreement with Navidea in a manner that results in the delay or cancellation of said milestone payment in which case CMCC and BCH could bring additional claims against the Company for additional consideration.

ALSERES PHARMACEUTICALS, INC.

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Settlement with Board of Directors

On February 15, 2013, Alseres Pharmaceuticals, Inc. (the “Company”), entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company pursuant to which the Company agreed to satisfy certain outstanding obligations to these individuals which, in aggregate, totaled $220,734 by issuing fully vested options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. (a subsidiary of the Company) out at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, if at all, in whole or in part, on or before February 28, 2018. The common stock of Alseres Neurodiagnostics, Inc. to be issued pursuant to the options will bear all appropriate restrictive legends regarding disposition or resale of the common stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized this 1st day of April, 2013.

ALSERES PHARMACEUTICALS , INC .

By:	/S/ PETER G. SAVAS
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER G. SAVAS Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	April 1, 2013

/S/ KENNETH L. RICE , JR. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2013

/S/ WILLIAM L.S. GUINNESS William L.S. Guinness	Director	April 1, 2013

/S/ MICHAEL J. MULLEN Michael J. Mullen	Director	April 1, 2013

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533

3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533

Instruments Defining the Rights of Security Holders

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533

series D

4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

series F

4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Rights Agreement

4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

4.5	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4.6	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4.7	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533

4.8	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4.9	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

Miscellaneous

4.10	Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533

4.11	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533

Ingalls

4.12	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4.13	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4.14	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4.15	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

4.16	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Material Contracts — Supply, License, Distribution

CMCC

10.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533

10.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

Harvard

10.3	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10.4	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10.5	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

10.6	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

10.7	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10.8	Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533

Nordion

10.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

10.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10.11	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.12	Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533

10.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

10.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533

10.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533

10.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

10.19+	Amendment No. 10 dated as of January 4, 2010 to Nordion Agreement	10-K for 12/31/2009	10.19	3/31/2010	000-6533

Organix

10.20	License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.21	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.22	Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533

BioAxone

10.23+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533

10.24+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533

10.25	Amendment to BioAxone License Agreement dated as of April 23, 2009	10-K for 12/31/2009	10.25	3/31/2010	000-6533

Material Contracts — Leases

10.24	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

10.25	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10.26	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.27	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10.28	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements

10.29	Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533

10.30	Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533

10.31	Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533

10.32	Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533

10.33	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.33	3/31/2010	000-6533

10.34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533

10.35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533

10.36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533

10.37	Securities Purchase Agreement, dated April 16, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	4/22/2009	000-6533

10.38	Securities Purchase Agreement, dated May 12, 2009, by and between the Company and Robert L. Gipson	10-Q	10.2	8/14/2009	000-6533

10.39	Securities Purchase Agreement, dated June 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	6/22/2009	000-6533

10.40	Securities Purchase Agreement, dated July 9, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/13/2009	000-6533

10.41	Securities Purchase Agreement, dated July 23, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/29/2009	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.42	Securities Purchase Agreement, dated August 11, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.42	3/31/2010	000-6533

10.43	Securities Purchase Agreement, dated August 26, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/1/2009	000-6533

10.44	Securities Purchase Agreement, dated September 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/16/2009	000-6533

10.45	Securities Purchase Agreement, dated September 28, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	10/2/2009	000-6533

10.46	Securities Purchase Agreement, dated November 4, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	11/10/2009	000-6533

10.47	Promissory Note issued by the Company to Robert Gipson dated December 23, 2009	8-K	10.7	12/28/2009	000-6533

10.48	Promissory Note issued by the Company to Robert Gipson dated January 28, 2010	8-K	10.7	1/28/2010	000-6533

10.49	Promissory Note issued by the Company to Robert Gipson dated February 10, 2010	10-K for 12/31/2009	10.49	3/31/2010	000-6533

10.50	Promissory Note issued by the Company to Robert Gipson dated February 26, 2010	8-K	10.7	3/4/2010	000-6533

10.51	Promissory Note issued by the Company to Robert Gipson dated March 9, 2010	10-K for 12/31/2009	10.51	3/31/2010	000-6533

10.52	Promissory Note issued by the Company to Robert Gipson dated March 25, 2010	10-K for 12/31/2009	10.52	3/31/2010	000-6533

10.53	Promissory Note issued by the Company to Robert Gipson dated April 20, 2010	8-K	10.7	4/21/2010	000-6533

10.54	Promissory Note issued by the Company to Robert Gipson dated May 24, 2010	10-K for 12/31/2011	10.54	3/31/2011	000-6533

10.55	Promissory Note issued by the Company to Robert Gipson dated June 10, 2010	8-K	10.7	6/11/2010	000-6533

10.56	Promissory Note issued by the Company to Robert Gipson dated July 1, 2010	8-K	10.7	7/8/2010	000-6533

10.57	Promissory Note issued by the Company to Robert Gipson dated August 2, 2010	8-K	10.7	8/3/2010	000-6533

10.58	Promissory Note issued by the Company to Robert Gipson dated September 7, 2010	8-K	10.7	9/8/2010	000-6533

10.59	Promissory Note issued by the Company to Robert Gipson dated September 13, 2010	8-K	10.8	9/16/2010	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.60	Promissory Note issued by the Company to Robert Gipson dated September 20, 2010	10-K for 12/31/2011	10.60	3/31/2011	000-6533

10.61	Promissory Note issued by the Company to Robert Gipson dated October 18, 2010	10-K for 12/31/2011	10.61	3/31/2011	000-6533

10.62	Note purchase Agreement with Highbridge International LLC dated September 10, 2010	8-K	10.7	9/16/2010	000-6533

10.63	Promissory Note issued by the Company to Robert Gipson dated November 4, 2010	8-K	10.7	11/5/2010	000-6533

10.64	Promissory Note issued by the Company to Robert Gipson dated December 9, 2010	8-K	10.7	12/10/2010	000-6533

10.65	Promissory Note issued by the Company to Robert Gipson dated January 7, 2011	8-K	10.7	1/13/2011	000-6533

10.66	Stock Repurchase Agreement with Robert Gipson dated December 28, 2010	8-K	1.01	1/3/2011	000-6533

10.67	Promissory Note issued by the Company to Robert Gipson dated February 8, 2011	8-K	10.7	2/9/2011	000-6533

10.68	Promissory Note issued by the Company to Robert Gipson dated March 4, 2011	8-K	10.7	3/10/2011	000-6533

10.69	Promissory Note issued by the Company to Robert Gipson dated March 16, 2011	8-K	10.7	3/22/2011	000-6533

Management Contract or Compensatory Plan or Arrangement

10.70#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

10.71#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10.72#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10.73#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533

10.74#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533

10.75#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K for 12/31/2008	10.44	3/31/2009	000.6533

10.76#	Amended and Restated Omnibus Stock Option Plan	10-K for 12/31/2008	10.45	3/31/2009	000.6533

10.77#	Amended and Restated 1998 Omnibus Stock Option Plan	10-K for 12/31/2008	10.46	3/31/2009	000.6533

10.78#	Amended and Restated 2005 Stock Incentive Plan	10-K for 12/31/2008	10.47	3/31/2009	000.6533

10.79#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533

Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.80#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533

10.81#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533

10.82#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533

10.83#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533

Additional Exhibits

21	Subsidiaries of the Registrant	*

23.1	Consent of McGladrey LLP	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
**	In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposed of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.
(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.