Form 10-Q
period 2013-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2013-05-17
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)	3
Condensed Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2013 and 2012, and for the period from inception (October 16, 1992) to March 31, 2013	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and for the period from inception (October 16, 1992) to March 31, 2013	5
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
Item 4 Controls and Procedures	16

Part II OTHER INFORMATION
Item 1 Legal Proceedings	16
Item 6 Exhibits	17

SIGNATURES	18
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$92,861	$16,528
Short-term investments	166,867	838,309
Restricted marketable securities		42,450
Prepaid expenses and other current assets	30,922	2,720

Total current assets	290,650	900,007

Property and equipment, net	—	1,186
Deferred charges	63,592	64,514

Total assets	$354,242	$965,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,656,449	$2,278,398
Notes payable	6,410,000	6,410,000
Accrued interest on notes payable	1,030,165	919,526
Deferred revenue	73,730	73,730
Other current liabilities	—	60,126
Advances from related party	375,000	325,000

Total current liabilities	9,545,344	10,066,780

Contingent royalty	16,000,000	16,000,000
Deferred revenue, net of current portion	1,198,115	1,216,547
Other long-term liabilities	33,750	33,750

Total liabilities	26,777,209	27,317,077

Commitments and contingencies

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at March 31, 2013 and December 31, 2012, (liquidation preference of $300,000 at March 31, 2013)	374,679	369,501

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at March 31, 2013 and December 31, 2012; 30,635,720 issued and outstanding at March 31, 2013 and December 31, 2012	306,357	306,357
Additional paid-in capital	171,970,342	171,975,520
Accumulated other comprehensive loss	(82,946)	(309,204)
Deficit accumulated during development stage	(198,991,399)	(198,693,544)

Total stockholders’ deficit	(26,797,646)	(26,720,871)

Total liabilities and stockholders’ deficit	$354,242	$965,707

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,		For the period from October 16, 1992 (inception) to
	2013	2012	March 31, 2013
Revenues	$18,432	$250,000	$1,449,152

Operating expenses:
General and administrative	439,680	446,362	70,922,173
Research and development	—	20,664	116,092,348
Sublicense and option fees	—	—	26,536
Purchased in-process research and development	—	—	12,146,544

Operating expenses before accrual reversal	439,680	467,056	199,187,601
Accrual reversal	(405,026)	—	(966,221)

Total operating expenses	34,654	467,056	198,221,380

Loss from operations	(16,222)	(217,056)	(196,772,228)
Interest expense	(110,867)	(103,397)	15,034,528
Investment income	—	248	7,705,345
Realized loss on sale of marketable securities	(170,766)	—	(170,766)
Other income(expense), net	—	905	(1,473,159)
Gain on early extinguishment of debt	—	—	6,277,100
Forgiveness of debt	—	—	476,837

Net loss	(297,855)	(319,300)	(198,991,399)
Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	(1,229,589)

Net loss attributable to common stockholders	$(297,855)	$(319,300)	$(208,283,700)

Other comprehensive income
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the year	55,492	5,881	(253,712)
Less: reclassifications adjustments for loss on sale included in net loss	170,766	—	170,766

Net unrealized gain (loss) on marketable securities	226,258	5,881	(82,946)

Comprehensive loss	$(71,597)	$(313,419)	$(208,366,646)

Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	30,635,720	30,635,720

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from October 16, 1992 (inception) to
	Three Months Ended March 31,		March 31,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(297,855)	$(319,300)	$(198,991,399)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	—	28,680
Forgiveness of debt	—	—	(476,837)
Gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	—	(58,814)
Non-cash interest expense	—	—	3,966,394
Non-cash charges related to options, warrants and common stock	—	—	11,115,437
Amortization of financing costs	—	—	25,188
Amortization and depreciation	1,186	535	2,893,141
Loss on sales of marketable securities	170,766	—	170,766
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	14,248	(46,894)	516,856
(Increase) decrease in deferred charges	922	—	(63,592)
Increase (decrease) in accounts payable and accrued expenses	(621,949)	(983)	1,360,622
Increase in accrued interest payable	110,639	102,968	8,358,271
Increase (decrease) in deferred revenue	(18,432)	250,000	183,145
Increase (decrease) in current liabilities	(60,126)	—	(42,450)
Increase in other long-term liabilities	—	—	33,750

Net cash used for operating activities	(700,601)	(13,644)	(161,255,507)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	—	(1,654,487)
Proceeds from the sale of property and equipment	—	—	3,430
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	726,934	—	132,731,857

Net cash provided by investing activities	726,934	—	833,914

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

			Period from October 16, 1992 (inception) to
	Three Months Ended March 31,		March 31,
	2013	2012	2013
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(28,222)
Advances from related party	50,000	—	375,000
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	—	—	58,995,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	—	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	50,000	—	160,514,454

Net (decrease) increase in cash and cash equivalents	76,333	(13,644)	92,861
Cash and cash equivalents, beginning of period	16,528	135,843	—

Cash and cash equivalents, end of period	$92,861	$122,199	$92,861

Supplemental cash flow disclosures:

Supplemental disclosure of non-cash financing activity:
Conversion of notes payable to common stock	$—	$—	$13,000,000
Capital contribution related to forgiveness of accrued interest	$—	$—	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$—	$—	$640,874
Receipt of marketable securities as payment for license agreement	$—	$—	$1,146,000
Conversion of notes payable to future royalties	$—	$—	$16,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2013

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through March 31, 2013, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in Accounting Standards Codification 915 (ASC 915) Development Stage Entities and will continue to be so until we realize royalty revenue from our outlicensed intellectual property. Our development stage started on October 16, 1992 and has continued through March 31, 2013, and is expected to continue for the foreseeable future.

As of March 31, 2013, we had experienced total net losses since inception of approximately $198,991,399, stockholders’ deficit of approximately $26,798,000 and a net working capital deficit of approximately $9,255,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at March 31, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. From January 2013 through March 2013 we liquidated 235,000 shares of our Navidea Biopharmaceuticals, Inc. (“Navidea” AMEX:NAVB) common stock for total proceeds of $726,934. We used these proceeds to settle our lawsuit with Children’s Hospital and to meet our day-to-day obligations and continue to comply with our regulatory reporting requirements. As of March 31, 2013 we held 50,000 shares of NAVB common stock which we liquidated in April 2013 for total proceeds of $134,683. We believe that the approximately $110,000 in cash and cash equivalents available as of May 1, 2013 may enable us to meet our anticipated cash expenditures through May 2013.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, including our subsidiary Alseres Neurodiagnostics, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty inherent in the need to raise additional capital and the Company’s recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is taking a number of steps to address the issues regarding our ability to continue as a going concern until such time as routine royalty income from the Navidea transaction is realized by the Company. We are continuing to tightly control our monthly expenses through further cost reductions and elimination of discretionary spending. We are engaged in fundraising efforts that could include one or more of the following: a debt financing or equity offering, a collaboration, merger, acquisition or other transaction. There can be no assurances that any of these efforts will be successful and we may still be forced to curtail or cease operations in such event.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of March 31, 2013 and December 31, 2012, cash equivalents consisted of overnight sweep accounts invested in money market funds.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. As of March 31, 2013 and December 31, 2012, the Company’s short-term investments include shares of common stock in NAVB and FluoroPharma Medical, Inc. (“FPMI”).

Restricted Market Securities

Under the terms of the Amended and Restated License Agreement with the President and Fellows of Harvard college (“Harvard”) entered into on July 31, 2012, the Company had an obligation to transfer 15,000 shares of the NAVB stock received from the Navidea sublicense agreement to Harvard. The market value of the shares on December 31, 2012 was $42,450 and the Company completed the transfer of the 15,000 shares in January 2013.

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, trade payables, accrued expenses, and notes payable approximate their fair value due to the short-term nature of these instruments. Short-term investments consist of available-for-sale-securities as of March 31, 2013 and December 31, 2012 and are carried at fair value. A contingent royalty liability of $16 million is recorded at fair value as discussed in Note 11.

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

Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations and we have determined the best estimate of the selling price for any undelivered items. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance.

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

Comprehensive Income (Loss)

On January 1, 2012, the Company adopted the new presentation requirements under ASU 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. As ASU 2011-05 impacts presentation only, it had no effect on the Company’s condensed consolidated financial statements for the three months ended March 31, 2013.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2013	December 31, 2012

Research and development expenses	$728,303	$1,339,851

Professional fees	581,637	735,990

General and administrative expenses	271,650	121,554

Compensation related expenses	74,851	81,003

	$1,656,441	$2,278,398

On February 15, 2013, the Company entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company, pursuant to which the Company agreed to satisfy certain outstanding obligations to those individuals which, in aggregate, totaled $167,400 by issuing fully vested options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. (a wholly owned subsidiary of the Company) at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, in whole or in part on or before February 28, 2018. The common stock issued pursuant to the exercise of the options will bear all appropriate restrictive legends on resale or disposition of the common stock. As of March 31, 2013 the options had not yet been issued nor is the closing of an equity financing certain to occur, therefore, the associated liability of $167,400 remains outstanding and is recorded in accrued expenses on the balance sheet at March 31, 2013.

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at March 31, 2013, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Stock options and warrants to purchase approximately 3.6 million shares of common stock were outstanding at March 31, 2012, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at March 31, 2013 could potentially dilute earnings per share in the future.

5. Accounting for Stock-Based Compensation

We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2013, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No increase in the number of shares available for issuance was made in January 2013.

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

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended March 31, 2013 and 2012.

A summary of our outstanding stock options for the three months ended March 31, 2013 and 2012 is presented below.

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,010,980	$1.51	3,636,480	$1.55
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	—	—	(625,000)	1.75

Outstanding at end of period	3,010,980	$1.51	3,011,480	$1.51

Options exercisable at end of period	3010,980	$1.51	3,011,480	$1.51

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.15 — $1.36	2,287,500	1.2 years	$1.15
$2.00 — $3.00	539,980	2.5 years	2.33
$3.10 — $4.65	155,000	4.6 years	3.17
$4.99 — $6.96	28,500	.8 years	5.47

	3,010,980	1.6 years	$1.51

There was no intrinsic value of outstanding options and exercisable options as of March 31, 2013. As of March 31, 2013, 809,172 shares were available for grant under the 2005 Stock Incentive Plan.

6. Notes Payable and Debt

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

The Company has demonstrated financial difficulties. Further, the intent of the above convertible debt conversions and modifications was to allow for continued product development and was considered to be the most viable option for the Company. Based on these factors , these transactions were considered to be concessions and were accounted for as a troubled debt restructuring under the guidance of ASC-470-60-55. As prescribed therein, when estimates are used relating to the maximum future cash payments, as in this case, no gain shall be recognized until the estimated maximum future cash payments fall below the carrying value of the debt before restructuring. As a result of applying this guidance, the Company has determined that the carrying value of the obligation remains at $16,000,000 at March 31, 2013.

Promissory Notes

Demand Notes Payable to Significant Stockholder	March 31, 2013	December 31, 2012

Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	2,240,000	2,240,000
Unsecured demand notes payable; interest rate of 7%: issued January 2012 — December 2012	510,000	510,000

	6,410,000	6,410,000
Accrued interest	1,030,165	919,526

Aggregate carrying value	$7,440,165	$7,329,526

Interest expense totaling $110,869 and $112,518 was incurred related to the demand notes payable for the three months ended March 31, 2013 and 2012, respectively.

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

Contingent Royalty Liability

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product. See Note 11 for full disclosure of this transaction.

7. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. All shares of Series F Stock were sold to Robert Gipson in 2009 at $25 per share, yielding the Company aggregate proceeds of $4,600,000. As of March 31, 2013, 12,000 shares of Series F Stock were outstanding and held by Robert Gipson.

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

On February 1, 2013 the Company entered into a Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906 plus costs. The amount of $642,906 was included in accrued expenses at December 31, 2012 but was incurred and expensed prior to January 1, 2011.

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of One Hundred Eighty five Thousand dollars $185,000 to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of NAVB upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea BioPharmaceuticals, Inc. and the Company. This second payment is only due upon the occurrence of the first milestone unless the Company declares bankruptcy or alters its agreement with Navidea in a manner that results in the delay or cancellation of said milestone payment in which case CMCC and BCH could bring additional claims against the Company for additional consideration. An adjustment reducing accrued expenses by $405,026 was made in March 2013 to reflect the final settlement with CMCC. This adjustment is reflected as a gain in the Consolidated Statement of Comprehensive Loss for the period ended March 31, 2013.

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. The Company believes that the total amounts claimed in the Biostorage lawsuit are overstated by at least 100% The company believes that a high level of uncertainty regarding the outcome, disposition and ultimate liability to the Company related to this lawsuit exists thus we have retained an accrual of $133,000 on our books which reflects the amount of the alleged claim plus additional legal fees. The discovery process in the case is on-going and the Company intends to pursue all available legal and equitable remedies to defend this claim with a goal of settling it at or below the level of liability we believe is actually owed and without the need for a trial.

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

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of March 31, 2013 and December 31, 2012.

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Available for sale securities	$166,867	$—	$—	$166,867
Contingent Royalty	$—	$—	$16,000,000	$16,000,000

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale securities	$839,309	$—	$—	$839,309
Contingent Royalty	$—	$—	$16,000,000	$16,000,000

As of March 31, 2013, the Company’s Level 1 short-term investments consist of 50,000 shares of Navidea Biopharmaceuticals, Inc. common stock which are traded on the NYSE under the symbol NAVB and 39,209 shares of FluoroPharma Medical, Inc. common stock which are traded on the OTX Bulletin Board (“OTCBB”) under the symbol FPMI.

As of December 31, 2012, the Company’s Level 1 short-term investments consisted of 285,000 shares of Navidea Biopharmaceuticals, Inc. common stock which are traded on the NYSE under the symbol NAVB and 39,209 shares of FluoroPharma Medical, Inc. common stock which are traded on the OTX Bulletin Board (“OTCBB”) under the symbol FPMI.

A contingent royalty liability which resulted from the election by certain purchasers of the Company’s Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) to convert a total of $16,000,000 in debt obligation into a right to receive future royalties on net sales of the Company’s Molecular Imaging Products. The Company obtained a third party fair value valuation for its contingent royalty liability as of December 31, 2012. The fair value measurement is based on significant inputs not observable in the market, which require it to be reported as a Level 3 asset within the fair value hierarchy. The valuation uses assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis employed the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to the Company by Navidea as a result of the license agreement for Altropane. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty liability. Changes in the fair value of the contingent royalty liability will be reflected in the consolidated statements of comprehensive income in the period they become known. The actual calculated fair value of the liability was $16.6 million, however, as described in Note 6 above, the accounting guidance does not provide for an increase in the liability in a troubled debt restructuring. The Company reviewed the projections and assumptions used in the December 31, 2012 valuation estimate as of March 31, 2013 and determined that no changes from the assumptions used to compute the December 31, 2012 fair value had occurred that would have a material impact on the resulting fair value computation.

11. Related Party Transaction

During the last 4 months of 2012 and in the first three months of 2013, Robert Gipson provided a total of $375,000 to the Company as an advance against this planned purchase of stock in Alseres Neurodiagnostics, Inc. to occur in 2013. These funds were available to the Company for use in 2012 and 2013 and the advance is reflected as advances from related party on the consolidated balance sheet.

12. Subsequent Events

We evaluated all events or transactions that occurred after March 31, 2013 up through the date we issued these financial statements.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

For the three months ended March 31, 2013, the Company recognized revenue of $18,432 compared to $250,000 for the three months ended march 31, 2012. The 2013 revenue reflects the current period ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea Biopharmaceuticals effective July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the U.S. patent for Altropane (June 30, 2030). The 2012 revenue reflects the recognition of 50% of the initial option fee paid by Navidea to the Company in January 2012.

Effective July 31, 2012, the Company entered into an exclusive, worldwide sublicense agreement with Navidea for the research, development and commercialization of [123 I]-E-IACFT Injection (CFT), also called Altropane ®. CFT is an Iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the sublicense agreement, Navidea has agreed to use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. In connection with the execution of the agreement Navidea made a one-time sublicense execution payment to the Company of $175,000. In addition, the Company was issued 300,000 shares of Navidea common stock (“NAVB”) which had a market value of $1,146,000 based on the NYSE closing price of $3.82 per share on July 31, 2012.

Our net loss was $297,855 for the three months ended March 31, 2013 compared to a net loss of $319,300 for the three months ended March 31, 2012. The net loss for the three months ended March 31, 2013 resulted from operating expenses of approximately $440,000 and interest expense of approximately $111,000 partially offset by a $405,000 gain resulting from the settlement of our lawsuit with Children’s Hospital. The net loss of $319,300 for the three months ended March 31, 2012 was attributable to operating expenses of approximately $467,000 and interest expense of approximately $103,000 partially offset by recognition of $250,000 of revenue.

Research and development expenses were $0 during the three months ended March 31, 2013 compared to $20,694 during the three months ended March 31, 2012. For the remainder of 2013, we will incur minimal expenses related to pre-existing commitments. Under the terms of the sublicense agreement with Navidea, the Company will no longer have any further cost obligations related to Altropane. Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane.

General and administrative expenses were $439,680 during the three months ended March 31, 2013 compared to $446,362 during the three months ended March 31, 2012. The decrease of $6,682 for the three months ended March 31, 2013 was principally attributable to reduction in rent expense due to renegotiation of terms with our landlord in 2013.

Interest expense of $110,867 was incurred during the three months ended March 31, 2013 compared to $103,397 during the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we had experienced total net losses since inception of approximately $198,991,000, stockholders’ deficit of approximately $26,798,000 and a net working capital deficit of approximately $9,255,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at March 31, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. From January 2013 through March 2013 we liquidated 235,000 shares of our NAVB common stock for total proceeds of $726,934. We used these proceeds to settle our lawsuit with Children’s Hospital and to meet our day-to-day obligations and continue to comply with our regulatory reporting requirements. As of March 31, 2013 we held 50,000 shares of NAVB common stock which we liquidated in April 2013 for total proceeds of $134,683. We believe that the approximately $110,000 in cash and cash equivalents available as of May 1, 2013 may enable us to meet our anticipated cash expenditures through May 2013.

Operating Activities

Net cash used for operating activities was $700,601 for the three months ended March 31, 2013 compared to $13,644 for the three months ended March 31, 2012. Net cash used for operating activities for the three months ended March 31, 2013 reflects our curtailment of operations pending additional funding, the reduction in accrued interest expense associated with the debt reduction agreements signed in the fourth quarter of 2011 and the settlement of our Children’s Hospital lawsuit

Investing Activities

Cash was provided by investing activities for the three months ended March 31, 2013 totaled $726,934 resulting from the sale of our Navidea common stock compared to $0 for the three months ended March 31, 2012.

Financing Activities

Financing activities provided cash of $50,000 for the three months ended March 31, 2013 compared to $0 for the three months ended March 31, 2012. Cash provided by financing activities for the three months ended March 31, 2013 reflects the proceeds of advances from Robert Gipson.

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

In order to continue as a going concern, we will need to raise additional capital through one or more of the following: a debt financing, an equity offering, or a collaboration, merger, acquisition or other transaction with one or more pharmaceutical or biotechnology companies. We are currently engaged in fundraising efforts. There can be no assurance that we will be successful in our fundraising efforts or that additional funds will be available on acceptable terms, if at all. We also cannot be sure that we will be able to obtain additional credit from, or effect additional sales of debt or equity securities to certain of our existing investors in which case we may need to cease operations or reduce, cease or delay one or more of our research or development programs and/or adjust our current business plan and in any such event may not be able to continue as a going concern.

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

Item 4 — Controls and Procedures

In the course of its assessment for fiscal year 2012, management identified a control deficiency. During the course of the evaluation, management determined that subsequent to the end of the fiscal year, but prior to completing all adjustments and disclosures necessary for a fair presentation of our financial statements that the departure of a key member of the accounting and reporting department created a lack of sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one person performing all accounting-related on-site duties. As a result, Alseres did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2012. We believe this deficiency continued through March 31, 2013.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and Alseres’ independent registered public accounting firm. As part of our 2013 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions reasonably possible given our financial condition to remediate any material weaknesses and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

On March 13, 2012 the Company received notice that Children’s Hospital Boston and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs.

On February 1, 2013 the Company entered into a Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs . The amount of $642,906 was included in accrued expenses at December 31, 2012 but was incurred and expensed prior to January 1, 2011.

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

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc. had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. The Company believes that the total amounts claimed in the Biostorage lawsuit are overstated by at least 100% The company believes that a high level of uncertainty regarding the outcome, disposition and ultimate liability to the Company related to this lawsuit exists thus we have retained an accrual of $133,000 on our books which reflects the amount of the alleged claim plus additional legal fees. The discovery process in the case is on-going and the Company intends to pursue all available legal and equitable remedies to defend this claim with a goal of settling it at or below the level of liability we believe is actually owed and without the need for a trial.

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

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: May 17, 2013	/s/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 17, 2013	/s/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)