Form 10-Q
period 2013-09-30
ALSERES PHARMACEUTICALS INC /DE
filed 2013-11-14
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 31, 2013, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended September 30, 2013 and 2012, for the nine months ended September 30, 2013 and 2012 and for the period from inception (October 16, 1992) to September 30, 2013	4
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and for the period from inception (October 16, 1992) to September 30, 2013	5
Notes to Condensed Consolidated Financial Statements	7
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3 Quantitative and Qualitative Disclosures About Market Risk	16
Item 4 Controls and Procedures	16

Part II OTHER INFORMATION	17
Item 1 Legal Proceedings	17
Item 6 Exhibits	18

SIGNATURES	19
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

(unaudited)

	(Unaudited) September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$27,192	$16,528
Short-term investments	24,310	838,309
Restricted marketable securities		42,450
Prepaid expenses and other current assets	23,622	2,720

Total current assets	75,124	900,007

Property and equipment, net	—	1,186
Deferred charges	61,749	64,514

Total assets	$136,873	$965,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,682,693	$2,278,398
Notes payable	6,685,000	6,410,000
Accrued interest on notes payable	1,257,692	919,526
Deferred revenue	73,730	73,730
Other current liabilities	—	60,126
Advances from related party	500,000	325,000

Total current liabilities	10,199,115	10,066,780

Contingent royalty	16,000,000	16,000,000
Deferred revenue, net of current portion	1,161,251	1,216,547
Other long-term liabilities	33,750	33,750

Total liabilities	$27,394,116	27,317,077

Commitments and contingencies

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at September 30, 2013 and December 31, 2012, (liquidation preference of $385,150 at September 30, 2013)	385,150	369,501

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	—	—
Common stock, $.01 par value; 80,000,000 shares authorized at September 30, 2013 and December 31, 2012; 30,635,720 issued and outstanding at September 30, 2013 and December 31, 2012	306,357	306,357
Additional paid-in capital	171,959,871	171,975,520
Accumulated other comprehensive loss	(34,503)	(309,204)
Deficit accumulated during development stage	(199,874,118)	(198,693,544)

Total stockholders’ deficit	(27,642,393)	(26,720,871)

Total liabilities and stockholders’ deficit	$136,873	$965,707

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the period from October 16, 1992 (inception) to
	2013	2012	2013	2012	September 30, 2013
Revenue	$18,432	$12,288	$55,296	$512,288	$1,486,016

Operating expenses:
General and administrative	314,895	437,513	1,125,499	1,302,552	71,607,992
Research and development	—	9,466	—	50,705	116,092,348
Sub-license and Option Fees					26,536

Purchased in-process research and development	—	—	—	—	12,146,544

Operating expenses before accrual reversal	314,895	472,593	1,125,499	1,378,871	199,873,420
Accrual reversal	—	—	(405,026)	—	(966,221)

Total operating expenses	314,895	472,593	720,473	1,378,871	198,907,199

Loss from operations	(296,463)	(460,305)	(665,177)	(866,583)	(197,421,183)

Interest expense, net	(115,468)	(111,916)	(337,578)	(321,029)	(15,261,239)
Realized loss on sale of marketable securities		—	(227,083)		(227,083)
Investment income	—	60	—	337	7,705,345
Other income (expense), net	49,264	—	49,264	905	(1,423,895)
Gain on early extinguishment of debt	—	—	—	—	6,277,100
Forgiveness of debt	—	—	—	—	476,837

Net loss	(362,667)	(572,161)	(1,180,574)	(1,186,370)	(199,874,118)

Preferred stock beneficial conversion feature	—	—	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	—	—	(1,229,589)

Net loss attributable to common stockholders	(362,667)	(572,161)	(1,180,574)	(1,186,370)	(209,166,419)

Other comprehensive income
Unrealized holding gain (loss) arising during the year	(1,568)	(286,130)	47,618	(293,187)	(261,586)
Less: reclassification adjustments for loss on Sale included in net loss	0		(227,083)		(227,083)

Net unrealized gain (loss) on marketable securities	(1,568)	(286,130)	274,701	(293,187)	(34,503)

Comprehensive loss	$(364,235)	$(858,291)	$(905,873)	$(1,479,557)	$(209,200,922)

Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.02)	$(0.04)	$(0.04)

Weighted average common shares outstanding	30,635,720	30,635,720	30,635,720	30,635,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

			Period from October 16, 1992 (inception) to
	Nine Months Ended September 30,		September 30,
	2013	2012	2013
Cash flows from operating activities:
Net loss	$(1,180,574)	$(1,186,370)	$(199,874,118)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	—	28,680
Forgiveness of debt	—	—	(476,837)
Gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	—	(58,814)
Non-cash interest expense	—	—	3,966,394
Non-cash charges related to options, warrants and common stock	—	—	11,115,437
Amortization of financing costs	—	—	25,188
Amortization and depreciation	1,186	1,091	2,893,141
Loss on sales of marketable securities	227,083	—	227,083

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	21,548	(43,353)	526,156
(Increase) decrease in deferred charges	2,765	(65,436)	(61,749)
Increase (decrease) in accounts payable and accrued expenses	(595,705)	81,826	1,386,866
Increase in accrued interest payable	338,166	319,742	8,585,798
Increase (decrease) in deferred revenue	(55,296)	162,712	146,281
Increase (decrease) in current liabilities	(60,126)	74,976	(42,450)
Increase in other long-term liabilities	—	33,750	33,750
Decrease in accrued lease	—	—	—

Net cash used for operating activities	(1,300,953)	(621,062)	(161,855,859)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	—	(1,654,487)
Proceeds from the sale of property and equipment	—	—	3,430
Decrease in security deposits and other assets	—	—	—
Decrease in indemnity fund	—	—	—
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	861,617	—	132,866,540

Net cash provided by investing activities	861,617	—	968,597

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (continued)

(Unaudited)

			Period from October 16, 1992 (inception) to
	Nine Months Ended September 30,		September 30,
	2013	2012	2013
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	—	(28,222)
Advances from related party	175,000	—	500,000
Proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Proceeds from issuance of promissory notes	275,000	510,000	59,270,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	—	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	450,000	510,000	160,914,454

Net (decrease) increase in cash and cash equivalents	10,664	(111,062)	27,192
Cash and cash equivalents, beginning of period	27,982	135,843	—

Cash and cash equivalents, end of period	$27,192	$24,781	$27,192

Supplemental cash flow disclosures:

Cash Paid for Interest	$628,406
Supplemental disclosure of non-cash financing activity:
Conversion of notes payable to common stock	$—	$—	$13,000,000
Capital contribution related to forgiveness of accrued interest	$—	$—	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$—	$—	$640,874
Receipt of marketable securities as payment for license agreement	$—	$—	$1,146,000
Conversion of notes payable to future royalties	$—	$—	$16,000,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

September 30, 2013

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through September 30, 2013, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in Accounting Standards Codification 915 (ASC 915) Development Stage Entities and will continue to be so until we realize royalty revenue from our outlicensed intellectual property. Our development stage started on October 16, 1992 and has continued through September 30, 2013, and is expected to continue for the foreseeable future.

As of September 30, 2013, we had experienced total net losses since inception of $199,874,118, stockholders’ deficit of $27,642,393 and a net working capital deficit of $10,123,991. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at September 30, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. From January 2013 through September 30, 2013 we liquidated 285,000 shares of our Navidea Biopharmaceuticals, Inc. (“Navidea” AMEX:NAVB) common stock for total proceeds of $861,618. We used these proceeds to settle our lawsuit with Children’s Hospital and to meet our day-to-day obligations and continue to comply with our regulatory reporting requirements. We believe that the approximately $26,000 in cash and cash equivalents available as of November 1, 2013 may enable us to meet our anticipated cash expenditures through November 2013.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of September 30, 2013 and December 31, 2012, cash equivalents consisted of overnight sweep accounts invested in money market funds.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. As of September 30, 2013 , the Company’s short-term investments include shares of common FluoroPharma Medical, Inc. (“AMEX:FPMI”). As of December 31, 2012, the Company’s short term investments included shares of Navidea Biopharmaceutical, Inc. (“AMEX:NAVB”) and FluoroPharma Medical, Inc. (“AMEX:FPMI” or “Navidea”). The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

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

Fair Value Measurements

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, trade payables, accrued expenses and notes payable approximate their fair value due to the short-term nature of these instruments. Short-term investments consist of available-for-sale-securities as of September 30, 2013 and December 31, 2012 and are carried at fair value. A contingent royalty liability of $16 million is recorded at fair value as discussed in Note 10.

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

Comprehensive Income (Loss)

On January 1, 2012, the Company adopted the new presentation requirements under ASU 2011-05, “Presentation of Comprehensive Income”. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on our marketable securities which are also recognized as separate components of equity. .ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. In February 2013, the FASB issued an Accounting Standards Update (“ASU”) to finalize the reporting requirements for reclassifications of amounts out of accumulated other comprehensive income (“AOCI”). Items reclassified out of AOCI to net income in their entirety must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As ASU 2011-05 impacts presentation only, it had no effect on the Company’s financial position or results of operations as of and condensed consolidated financial statements for the three months ended September 30, 2013 and the nine months ended September 30, 2013.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	September 30, 2013	December 31, 2012
Research and development expenses	$695,724	$1,339,851
Professional fees	664,326	735,990
General and administrative expenses	247,800	121,554
Compensation related expenses	74,843	81,003

	$1,682,693	$2,278,398

On February 15, 2013, the Company entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company, pursuant to which the Company agreed to satisfy certain outstanding obligations to those individuals which, in aggregate, totaled $167,400 by issuing fully vest options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. ( a wholly owned subsidiary of the Company) at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, in whole or in part on or before February 28, 2018. The common stock issued pursuant to the exercise of the options will bear all appropriate restrictive legends on resale or disposition of the common stock. As of September 30, 2013 the options had not yet been issued nor is the closing of an equity financing certain to occur therefore the associated liability of $167,400 remains outstanding and is recorded in accrued expenses on the balance sheet at September 30, 2013. While the fair value of the options will likely be lower than value of the current liability, the Company has determined it is not appropriate to recognize a gain at this time given the uncertainty of these events and the variability associated the with valuation of the options.

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at September 30, 2013, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at September 30, 2013 could potentially dilute earnings per share in the future.

5. Accounting for Stock-Based Compensation

We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At September 30, 2013, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No increase in the number of shares available for issuance was made in January 2013.

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

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended September 30, 2013 and 2012.

A summary of our outstanding stock options for the nine months ended September 30, 2013 and 2012 is presented below.

	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,002,980	$1.50	3,636,480	$1.55
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(500)	$5.00	(625,000)	1.75

Outstanding at end of period	3,002,480	$1.50	3,011,480	$1.51

Options exercisable at end of period	3,002,480	$1.50	3,011,480	$1.51

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.15 — $1.36	2,287,500	0.7 years	$1.15
$2.00 — $3.00	539,980	2.0 years	2.33
$3.10 — $4.65	155,000	4.1 years	3.17
$4.99 — $6.96	20,000	.6 years	5.68

	3,002,480	1.1 years	$1.50

There was no intrinsic value of outstanding options and exercisable options as of September 30, 2013. As of September 30, 2013, 809,172 shares were available for grant under the 2005 Stock Incentive Plan.

6. Notes Payable and Debt

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LLP (“ISVP”)all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product. All other rights under the Convertible Note Purchase Agreement related to the $16,000,000 of principal were waived by the lenders.

The intent of the above convertible debt conversions and modifications was to allow for continued product development by a licensee and was considered to be the most viable option for the debt holders to recoup any of their principal. Based on these factors , these transactions were considered to be concessions and were accounted for as a troubled debt restructuring under the guidance of ASC-470-60-55. As prescribed therein, when estimates are used relating to the maximum future cash payments, as in this case, no gain shall be recognized until the estimated maximum future cash payments fall below the carrying value of the debt before restructuring. As described further in Note 10,, the Company has determined that the carrying value of the obligation remains at $16,000,000 at September 30, 2013, and therefore no gain or loss has been recognized in applying this guidance.

Promissory Notes

Demand Notes Payable to Significant Stockholder	September 30, 2013	December 31, 2012
Unsecured demand note payable; interest rate of 7%: issued December 2009	$350,000	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	3,310,000	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	2,240,000	2,240,000
Unsecured demand notes payable; interest rate of 7%: issued January 2012 — December 2012	510,000	510,000
Unsecured demand notes payable; interest rate of 7%: issued January 2013 — September 2013	275,000	0

	6,685,000	6,410,000
Accrued interest	1,257,692	919,526

Aggregate carrying value	$7,942,692	$7,329,526

Interest expense totaling $115,468 and $111,916 was incurred related to the demand notes payable for the three months ended September 30, 2013 and September 30, 2012, respectively. Interest expense totaling $338,164 and $319,742 was incurred related to the demand notes payable for the nine months ended September 30, 2013 and September 30, 2012 respectively.

As of the December 27, 2011 SEC filing, Robert Gipson owned approximately 50.1% of the outstanding common stock of the Company as of that date. Robert Gipson, who serves as a Senior Director of Ingalls & Snyder and a General Partner of ISVP, served as a director of the Company from June 15, 2004 until October 28, 2004. As of the December 27, 2011 SEC filing, Thomas Gipson owned approximately 15.2% of the outstanding common stock of the Company as of that date. As of the June 7, 2011 SEC filing, Arthur Koenig owned approximately 7% of the outstanding common stock of the Company on June 1, 2011. As of the February 2, 2012 SEC filing, ISVP owned approximately 9.99% of the outstanding common stock of the Company as of December 31, 2011. As of the February 7, 2012 SEC filing, Ingalls & Snyder LLC owned approximately 9.99% of the outstanding common stock of the Company on December 31, 2011.

7. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. All shares of Series F Stock were sold to Robert Gipson in 2009 at $25 per share, yielding the Company aggregate proceeds of $4,600,000. As of September 30, 2013, 12,000 shares of Series F Stock were outstanding and held by Robert Gipson. The preferred stock accrues interest at a rate of 7% per annum and is carried at its liquidation value plus accrued interest on the Company’s balance sheet.

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

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of $185,000 to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of Navidea upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea and the Company. This second payment is only due upon the occurrence of the first milestone unless the Company declares bankruptcy or alters its agreement with Navidea in a manner that results in the delay or cancellation of said milestone payment in which case CMCC and BCH could bring additional claims against the Company for additional consideration. An adjustment reducing accrued expenses by $405,026 was made in March 2013 to reflect the final settlement with CMCC. This adjustment is reflected as a gain in the Consolidated Statement of Comprehensive Loss for the nine month period ended September 30, 2013.

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc (Biostorage). had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. On July 27 , 2013, the Company entered into a settlement agreement with Biostorage pursuant to which the Company agreed to pay a total of $75,000 to Biostorage in three installments as follows: $10,000 on July 31, 2013, $40,000 December 31, 2013 and $25,000 February 28, 2014. The Company also agreed to stipulate a judgment in the amount of $95,000 to be adjusted down by each payment actually made by the Company and so long as each required payment is made by the Company on time, the judgment will be vacated on February 28, 2014. As of September 30, 2013 the Company maintained an accrual of $85,000 on its books which reflects the remaining balance of the stipulated judgment in the event that the Company is unable to pay the agreed to amounts of $40,000 and $25,000 due as described above.

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

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of September 30, 2013 and December 31, 2012.

	September 30, 2013
	Level 1	Level 2	Level 3	Total
Available for sale securities	$24,310	$—	$—	$24,310
Contingent Royalty	$—	$—	$16,000,000	$16,000,000

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale securities	$838,309	$—	$—	$838,309
Contingent Royalty	$—	$—	$16,000,000	$16,000,000

As of September 30, 2013, the Company’s Level 1 short-term investments consist of 39,209 shares of FluoroPharma Medical, Inc. common stock which are traded on the OTX Bulletin Board (“OTCBB”) under the symbol FPMI.

As of December 31, 2012, the Company’s Level 1 short-term investments consisted of 285,000 shares of Navidea Biopharmaceuticals, Inc. common stock which are traded on the NYSE under the symbol NAVB and 39,209 shares of FluoroPharma Medical, Inc. common stock which are traded on the OTX Bulletin Board (“OTCBB”) under the symbol FPMI.

A contingent royalty liability which resulted from the election by certain purchasers of the Company’s Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) to convert a total of $16,000,000 in debt obligation into a right to receive future royalties on net sales of the Company’s Molecular Imaging Products. The Company obtained a third party fair value valuation for its contingent royalty liability as of December 31, 2012. The fair value measurement is based on significant inputs not observable in the market, which require it to be reported as a Level 3 asset within the fair value hierarchy. The valuation uses assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis employed the Income Approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to the Company by Navidea as a result of the license agreement for Altropane. The Discounted Cash Flow method of the Income Approach was chosen as the method best suited to valuing the contingent royalty liability. Changes in the fair value of the contingent royalty liability will be reflected in the consolidated statements of comprehensive income in the period they become known. The actual calculated fair value of the liability was $16.6 million, however, as described in Note 6 above, the accounting guidance does not provide for an increase in the liability in a troubled debt restructuring. The Company reviewed the previously prepared projections and assumptions used in the December 31, 2012 valuation estimate as of September 30, 2013 and determined that no changes from the assumptions used to compute the December 31, 2012 fair value had occurred that would have a material impact on the resulting fair value computation.

11. Related Party Transaction.

During the last 4 months of 2012 and in the first nine months of 2013, Robert Gipson provided a total of $500,000 to the Company as an advance against his planned purchase of stock in Alseres Neurodiagnostics, Inc. to occur in 2013. These funds were available to the Company for use in 2012 and 2013 and the advance is reflected as advances from related party on the consolidated balance sheet. Mr. Gipson also provided the company with $275,000 in exchange for demand promissory notes bearing interest at 7% per annum.

12. Subsequent Events

We evaluated all events or transactions that occurred after September 30, 2013 up through the date we issued these financial statements.

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

Results of Operations for the Three Months Ended September 30, 2013 and September 30, 2012

For the three months ended September 30, 2103, the Company recognized revenue of $18,432 compared to $12,288 for the three months ended September 30, 2012. The 2013 revenue reflects the current period ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea Biopharmaceuticals effective July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the U.S. patent for Altropane (June 30, 2030). The 2012 revenue reflects the recognition of the ratable portion of the $1,321,000 upfront sublicense fee received from Navidea effective July 31, 2012.

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

Our net loss was $362,667 for the three months ended September 30, 2013 compared to a net loss of $572,161 for the three months ended September 30, 2012. The net loss for the three months ended September 30, 2013 resulted from operating expenses primarily for salaries, benefits and professional services of approximately $315,000 and interest expense of approximately $115,000 The net loss of $572,161 for the three months ended September 30,2012 was attributable to operating expenses consisting primarily of salaries, benefits and professional services of approximately $473,000 and interest expense of approximately $112,000 partially offset by recognition of $12,288 of revenue.

Research and development expenses were $0 during the three months ended September 30, 2013 compared to $9,466 during the three months ended September 30, 2012. For the remainder of 2013, we will incur minimal expenses related to pre-existing commitments. Under the terms of the sublicense agreement with Navidea, the Company will no longer have any further cost obligations related to Altropane. Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane.

General and administrative expenses were $314,895 during the three months ended September 30, 2013 compared to $437,513 during the three months ended September 30, 2012. The decrease of $122,618 for the three months ended September 30, 2013 was principally attributable to reductions in rent expense due to renegotiation of terms with our landlord in 2013, health insurance premiums, travel and directors and officers liability insurance premiums.

Interest expense of $115,468 was incurred during the three months ended September 30, 2013 compared to $111,916 during the three months ended September 30, 2012.

Results of Operations for the Nine Months Ended September 30, 2013 and September 30, 2012

For the nine months ended September 30, 2013, the Company recognized revenue of $55,296 compared to $512,288 for the nine months ended September 30, 2012. The 2013 revenue reflects the current period ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea Biopharmaceuticals effective July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the U.S. patent for Altropane (June 30, 2030). The 2012 revenue reflects the recognition of 100% of the $500,000 initial option fee paid by Navidea to the Company in January 2012 plus the current period ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea Biopharmaceuticals effective July 31, 2012 .

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

Our net loss was $1,180,574 for the nine months ended September 30, 2013 compared to a net loss of $1,186,370 for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2013 resulted from operating expenses of approximately $1,125,499 and interest expense of approximately $337,000 partially offset by approximately $55,000 in revenues from the Navidea license and reversal of accruals totaling $405,000. The net loss of $1,186,370 for the nine months ended September 30, 2012 was attributable to operating expenses of approximately $1,379,000 and interest expense of approximately $321,000 partially offset by recognition of $512,000 of revenue.

Research and development expenses were $0 during the nine months ended September 30, 2013 compared to $50,705 during the nine months ended September 30, 2012. For the remainder of 2013, we will incur minimal expenses related to pre-existing commitments. Under the terms of the sublicense agreement with Navidea, the Company will no longer have any further cost obligations related to Altropane. Navidea will use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane.

General and administrative expenses were $1125,499 during the nine months ended September 30, 2013 compared to $1,302,552 during the nine months ended September 30, 2012. The decrease of $177,053 for the nine months ended September 30, 2013 was principally attributable to reduction in rent expense due to renegotiation of terms with our landlord in 2013 and reduction in consulting fees related to accounting services.

Interest expense of $337,577 was incurred during the nine months ended September 30, 2013 compared to $321,029 during the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we had experienced total net losses since inception of $199,874,118, stockholders’ deficit of $27,642,393 and a net working capital deficit of approximately $10,124,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at September 30, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. From January 2013 through September 30, 2013 we liquidated 285,000 shares of our Navidea Biopharmaceuticals, Inc. (“Navidea” AMEX:NAVB) common stock for total proceeds of $861,618. We used these proceeds to settle our lawsuit with Children’s Hospital and to meet our day-to-day obligations and continue to comply with our regulatory reporting requirements. We believe that the approximately $26,000 in cash and cash equivalents available as of November 1, may enable us to meet our anticipated cash expenditures through November 2013.

Operating Activities

Net cash used for operating activities was $1,300,953 for the nine months ended September 30, 2013 compared to $621,062 for the nine months ended September 30, 2012. Net cash used for operating activities for the nine months ended September 30, 2013 reflects our curtailment of operations pending additional funding, the reduction in accrued interest expense associated with the debt reduction agreements signed in the fourth quarter of 2011 and the settlement of our Children’s Hospital and BioStorage lawsuits

Investing Activities

Cash was provided by investing activities for the nine months ended September 30, 2013 totaled $861,617 resulting from the sale of our Navidea common stock compared to $0 for the nine months ended September 30, 2012.

Financing Activities

Financing activities provided cash of $450,000 for the nine months ended September 30, 2013 compared to $510,000 for the nine months ended September 30, 2012. Cash provided by financing activities for the nine months ended September 30, 2013 and 2012 reflects the proceeds of advances from Robert Gipson.

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

Item 4 — Controls and Procedures

In the course of its assessment for fiscal year 2012, management identified a control deficiency. During the course of the evaluation, management determined that subsequent to the end of the fiscal year, but prior to completing all adjustments and disclosures necessary for a fair presentation of our financial statements that the departure of a key member of the accounting and reporting department created a lack of sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one person performing all accounting-related on-site duties. As a result, Alseres did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2012. We believe this deficiency continued through September 30, 2013.

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

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc (Biostorage). had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. On July 27 , 2013, the company entered into a settlement agreement with Biostorage Technologies, Inc. pursuant to which the Company agreed to pay a total of $75,000 to Biostorage in three installments as follows: $10,000 on July 31, 2013, $40,000 December 31, 2013 and $25,000 February 28, 2014. The Company also agreed to stipulate a judgment in the amount of $95,000 to be adjusted down by each payment actually made by the Company and so long as each required payment is made by the Company on time, the judgment will be vacated on February 28, 2014. As of September 30, 2013 the company maintained an accrual on its books of $85,000 reflecting the net amount of the stipulated judgment in the event that the Company is unable to pay the agreed to amounts described above.

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

Item 6 — Exhibits

31.1*	Certification of the Chief Executive Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Section 1350 of Title 18, United States Code, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: November 14, 2013	/S/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: November 14, 2013	/S/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)