Form 10-K
period 2013-12-31
ALSERES PHARMACEUTICALS INC /DE
filed 2014-04-10
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 0-6533

ALSERES PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	87-0277826
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

275 GROVE STREET SUITE 2-400 AUBURNDALE, MASSACHUSETTS	02466
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (508) 497-2360

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Based on the last sales price of the registrant’s Common Stock as reported on the Pink Sheets OTC Market on December 31, 2013 (the last business day of our most recently completed fiscal quarter), the aggregate market value of the shares of voting stock held by non-affiliates of the registrant was $304,000.

As of March 15, 2014, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

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

Overview

We are a biotechnology company focused on diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical product candidate is called Altropane and is a molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB;

At December 31, 2013, we were considered a “development stage enterprise” and will continue to be so until the commencement of commercial operations. A development stage enterprise is one in which planned principal operations have not commenced or, if its operations have commenced, there has been no significant revenue there from. Development stage companies report cumulative costs from the inception of the enterprise. Our development stage started on October 16, 1992 and continued through December 31, 2013.

As of December 31, 2013, we have experienced total net losses since inception of approximately $199,635,000, stockholders’ deficit of approximately $10,660,000 and a net working capital deficit of approximately $1,324,000. The cash and cash equivalents available at December 31, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. As of March 31, 2014, we owned 95,000 shares of Navidea Biopharmaceuticals, Inc. (Navidea or NAVB) common stock which have, from January 2013 through December 2013, traded within the range of $1.11 – $3.59 a share.

Product Development — Molecular Imaging Program

Altropane Molecular Imaging Agent

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

We have licensed worldwide exclusive rights to develop Altropane from Harvard University and its affiliated hospitals, which we refer to as “Harvard”, including the Massachusetts General Hospital. The license agreement provides for milestone payments and royalties based on product sales that are consistent with industry averages for such products.

Central Nervous System Diagnostic Centers Opportunity

We are presently conducting a preliminary feasibility assessment for a new business focused on organizing and operating a US network of Diagnostic Centers concentrating on neurodegenerative conditions. If the business is deemed to be feasible and moves forward, we intend to operate it through our subsidiary, Alseres Neurodiagnostics, Inc. We have entered the decade of the brain. The cost of caring for people with degenerative brain disease, trauma induced brain dysfunction and psychiatric brain disorders is projected to surpass that of cancer and heart disease combined by 2030. Today, progressive degenerative brain diseases like Alzheimer’s, Parkinson’s and Lewy Body Dementia are clinically diagnosed and therefore go undetected for up to 20 years. Neither patients, nor physicians, nor scientists can benefit from early stage diagnosis and treatment.

The diagnostic and treatment landscape is changing. Multi-modal diagnostic tools that combine inexpensive, convenient, predictive in-vitro diagnostic tests, in-vivo visualization tools and data interpretation algorithms are here, with more on the horizon. These advances coupled with new developments in disease modifying drugs and devices will fuel demand for accurate, precise Central Nervous System (CNS) data to predict, diagnose and treat these devastating conditions.

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

Today, PD, AD and DLB are diagnosed post-symptomatically. By the time diagnosable clinical symptoms appear, the disease is in an advanced stage. The disease has already progressed well beyond the point that current therapies have been shown to have disease modifying effects. Drugs in development are routinely tested in patients with advanced stage disease, where the drugs are least likely to have the disease modifying or arresting affect desired. What is needed are:

•	Early detection, definitive diagnostics and therapeutic drug monitoring tools; and

•	Comprehensive, longitudinal data to enable disease modifying treatments for early stage degenerative brain diseases

The new business would be tasked with taking full advantage of a proprietary multi-modal diagnostic toolkit to cost-effectively provide:

•	Patients, physicians and caregivers with the information they need to predict, diagnose, monitor and manage CNS disease progression; and

•	Scientists with information and access to the well-characterized, early stage patients they need to discover, develop and commercialize predictive, diagnostic, therapeutic and preventative products.

The clinics will capture clinical samples and longitudinal patient data and analyses that will be retained in a central location. They will utilize state-of-the-art imaging technology, clinical diagnostic equipment and in-vitro diagnostic tools. All clinics will operate under standard, network-wide screening, imaging, interpretation and data acquisition protocols ensuring quality control and consistency of patient data and interpretation.

The clinics will provide screening, diagnosis and on-going monitoring of both pre-symptomatic and symptomatic patients affected by neurodegenerative brain disorders. The clinics will take advantage of currently available in-vitro diagnostics as well as imaging diagnostics to identify patients who are “at risk” of developing degenerative brain disorders. We are working, on a confidential basis, with industry participants to assess possible support for the development of the potential new business including capital and human resources.

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

Employees

As of December 31, 2013 we employed 3 full-time employees.

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

For the year ended December 31, 2013, we obtained all of our funding from one key investor and our license transaction with Navidea. Our key investor, Mr. Gipson, is a related party to the Company. He serves as a senior director of Ingalls & Snyder and served as a director of the Company in 2004. His activities with the Company are more fully described in the footnotes to the consolidated financial statements contained herein. In the event that Mr. Gipson cannot provide future funding or we cannot obtain any additional funding from sources other than Mr. Gipson, we may need to cease operations or modify our current business plan and in any such event may not be able to continue as a going concern.

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

As of December 31, 2013, we have experienced total net losses since inception of approximately $199,635,000, stockholders’ deficit of approximately $10,660,000 and a net working capital deficit of approximately $1,324,000. The cash and cash equivalents available at December 31, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash available as of March 31, 2014 may cover our expenses through April 2014. Our independent registered accounting firm has added language to their opinion on the financial statements contained in this annual report indicating substantial doubt about the Company’s ability to continue as a going concern.

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

Our out-licensed product candidate must undergo a rigorous regulatory approval process which includes extensive preclinical and clinical testing to demonstrate safety and efficacy before any resulting product can be marketed. Our research and development activities are regulated by a number of government authorities in the United States and other countries, including the Food and Drug Administration (FDA) pursuant to the Federal Food, Drug, and Cosmetic Act. The clinical trial and regulatory approval process usually requires many years and substantial cost. To date, neither the FDA nor any of its international equivalents has approved any of our product candidates for marketing.

Obtaining FDA approval to sell our product candidates is time-consuming and expensive. The FDA usually takes at least 12 to 18 months to review a New Drug Application (NDA) which must be submitted before the FDA will consider granting approval to sell a product. If the FDA requests additional information, it may take even longer for the FDA to make a decision especially if the additional information that they request requires us to complete additional studies. We may encounter similar delays in foreign countries. After reviewing any NDA we submit, the FDA or its foreign equivalents may decide not to approve our products. Failure to obtain regulatory approval for a product candidate will prevent us from commercializing our product candidates.

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

We have entered into license agreements with Harvard, which give us rights to intellectual property that is necessary for our business. These license arrangements impose various development and royalty obligations on us. If we breach these obligations and fail to cure such breach in a timely manner, these exclusive licenses could be converted to non-exclusive licenses or the agreements could be terminated, which would result in our being unable to develop, manufacture and sell products that are covered by the licensed technology.

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

Our corporate office is located at 275 Grove Street, Suite 2-400 in Auburndale, Massachusetts. We are currently a tenant at will occupying approximately 200 square feet of office space on a shared basis. We believe that our existing facility is adequate for our present and anticipated needs.

Item 3.	Legal Proceedings

On March 13, 2012 the Company received notice that Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs.

On February 1, 2013 the Company entered into a Settlement Agreement and Release with CMCC in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs. The amount of $642,906 was included in accrued expenses at December 31, 2012 but was incurred and expensed prior to January 1, 2011.

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of $185,000 to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of Navidea upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea and the Company. On December 12, 2013 the Company received payment of the above referenced first milestone from Navidea. The cash value of 20,000 Navidea shares on that date was $40,000. The Company paid CMCC the sum of $40,000 in January 2014 in accordance with the terms of the Settlement Agreement and Release.

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc (Biostorage). had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. On July 27 , 2013, the company entered into a settlement agreement with Biostorage Technologies, Inc. pursuant to which the Company agreed to pay a total of $75,000 to Biostorage in three installments as follows: $10,000 on July 31, 2013, $40,000 December 31, 2013 and $25,000 February 28, 2014. The Company also agreed to stipulate a judgment in the amount of $95,000 to be adjusted down by each payment actually made by the Company and so long as each required payment is made by the Company on time, the judgment will be vacated on February 28, 2014. As of September 30, 2013 the Company maintained an accrual on its books of $85,000 reflecting the net amount of the stipulated judgment in the event that the Company is unable to pay the agreed to amounts described above. In December 2013, the Company paid to BioStorage the total remaining liability of $65,000 and extinguished the remaining $20,000 accrual so that on December 31, 2013 no further obligation to BioStorage was recorded on the books of the Company.

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information

The following table sets forth for the periods indicated the high and low closing prices for our common stock for the last two fiscal years. Our common stock is traded on the OTC Market under the symbol ALSE.

	2013 High	2013 Low	2012 High	2012 Low
First Quarter (January 1 — March 31)	$0.14	$0.02	$0.51	$0.15
Second Quarter (April 1 — June 30)	$0.15	$0.02	$0.30	$0.07
Third Quarter (July 1 — September 30)	$0.09	$0.04	$0.24	$0.08
Fourth Quarter (October 1 — December 31)	$0.10	$0.02	$0.17	$0.06

As of December 31, 2013 there were approximately 2,000 stockholders of record. This number does not include beneficial owners for whom shares are held by nominees in street name.

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

Results of Operations

Years Ended December 31, 2013 and 2012

Our net loss was $941,529 for the year ended December 31, 2013 compared to a net loss of $1,645,476 for the year ended December 31, 2012. The net loss for the year ended December 31, 2013 resulted from operating expenses of approximately $1,038,000 and interest expense of approximately $565,000 partially offset by recognition of revenues of approximately $473,000. Revenue was comprised of a milestone payment of $400,000 received from Navidea in December 2013 and $73,000 in revenue recognized from the upfront sublicense fee received from Navidea in July 2012. The net loss for the year ended December 31, 2012 resulted from operating expenses of approximately $1,743,000 and interest expense of approximately $435,000 partially offset by recognition of revenues of approximately $530,000.

For the year ended December 31, 2012, the Company recognized revenue of $530,723. Revenue was comprised of a non-refundable option fee of $500,000 the Company received from Navidea in January 2012 and $30,723 in revenue recognized from the upfront sublicense fee received from Navidea in July 2012. Under the terms of the sublicense agreement, Navidea made a one-time sublicense execution payment of $175,000 and issued the Company 300,000 shares of Navidea common stock which had a market value of $1,146,000 as of July 31, 2012. Revenue from the $1,321,000 upfront sublicense fee will be recognized ratably from the date the sublicense agreement became effective in July 2012 through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane in June 2030.

Research and development expenses were $0 for the year ended December 31, 2013 compared to $50,705 for the year ended December 31, 2012. Under the terms of the sublicense agreement entered into with Navidea in July 2012, the Company has no further cost obligations related to Altropane. Navidea is responsible for funding and conducting the development plan, completing all necessary regulatory filings and managing the manufacturing and global commercialization efforts for Altropane.

Sublicense and option fees were $23,687 for the year ended December 31, 2013 compared to $26,536 for the year ended December 31, 2012. The 2013 expense reflects the fees due to Harvard arising from the Company’s receipt of the $200,000 cash milestone from Navidea. The 2012 expense reflects the $25,000 option fee due to Harvard under the terms of the Amended and Restated License Agreement related to the non-refundable option fee the Company received from Navidea in January 2012. The remaining expense for 2013 and 2012 reflects the amortization of fees due to Harvard related to the cash and stock consideration received from Navidea in July 2012 under the terms of the sublicense agreement. As of December 31, 2013, total cash payments of $60,827 are due to Harvard related to these two agreements.

General and administrative expenses were $1,419,792 for the year ended December 31, 2013 compared to $1,665,605 for the year ended December 31, 2012. The decrease of $245,813 or 15% for the year ended December 31, 2013 was attributable (i) a reduction in consulting fees of approximately $64,000; (ii) a reduction in legal and patent expense of approximately $30,000 resulting from the settlement of the BioStorage litigation and the sublicense agreement which transferred all future responsibility for patent costs related to Altropane to Navidea; (iii) reduction in outside storage costs of $49,000 resulting from disposal of unnecessary materials stored offsite (iv) a reduction in travel costs of $32,000 as a result of resource constraints (v) reduction in rent expense of $46,000 due to early termination of the South Street lease as well as negotiated reductions in rent for the portion of 2013 that we occupied the space and (vi) reduction in property, casualty and directors liability insurance premiums of $57,000 due to modification of coverage limits for 2013. The savings realized from these reductions were partially offset by an increase of approximately $12,000 attributable to complying with additional regulatory reporting requirements and investor relations expenses.

Other income of $340,191 was recorded for the year ended December 31, 2013 compared to $905 for the year ended December 31, 2012. The Company reached settlements with a number of its creditors totaling approximately $327,000 of other income as a result of negotiated reductions in amounts due.

Interest expense of $454,622 was incurred for the year ended December 31, 2013 compared to $434,551 for the year ended December 31, 2012. The increase of $20,071 for the year ended December 31, 2013 was attributable to interest on borrowings from Mr. Gipson under a series of demand promissory notes.

Liquidity and Capital Resources

As of December 31, 2013, we have experienced total net losses since inception of approximately $199,635,000, stockholders’ deficit of approximately $10,660,000 and a net working capital deficit of approximately $1,324,000. The cash and cash equivalents available at December 31, 2013 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the cash available as of March 31, 2014 may cover our expenses through April 2014.

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

For the year ended December 31, 2013, the Company generated $200,000 in cash receipts and was issued 100,000 shares of Navidea common stock attributable to option and sublicense agreements for Altropane. The Company used the cash to cover its current operating expenses. The Company is obligated to transfer 5,000 shares of the Navidea common stock to Harvard and the remaining 95,000 shares are being held for sale by the Company. The Company plans to fund future working capital requirements through the orderly sale of its shares in Navidea common stock and from potential future consideration due to the Company pursuant to its sublicense agreement.

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

Our major source of future working capital will come in the form of additional shares of Navidea common stock as Navidea attains certain milestones. The sublicense agreement provides for contingent milestone payments to the Company of up to $2.9 million and the issuance of up to an additional 1.15 million shares of Navidea common stock. Milestone payments of $2.5 million and the issuance of 550,000 shares of Navidea common stock are due to the Company at the time of product registration. The Company is due an additional 400,000 shares of Navidea common stock when certain cumulative net sales of the approved product are achieved. In addition, the license terms anticipate royalties on yearly net sales of the approved product which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met. Per the Amended and Restated License Agreement with Harvard, the Company is obligated to pay Harvard 5% of Milestone payments and 2% of royalties, if earned.

Operating Activities

Net cash used for operating activities was $1,686,929 year ended December 31, 2013 compared to $952,449 for the year ended December 31, 2012. Net cash used for operating activities for the year ended December 31, 2013 reflects our on-going curtailment of operations pending additional funding offset by restructuring of our debt to Mr. Gipson and our efforts to reach reduced payment settlements with a number of vendors to whom the Company owed significant sums.

Investing Activities

Investing activities provided cash of $884,359 for the year ended December 31, 2013 compared to $0 of cash provided by investing activities for the year ended December 31, 2012. Sales of marketable securities including Navidea shares and Fluoropharma common stock were the sources of cash generated by investing activities in 2013.

Financing Activities

Financing activities provided cash of $900,000 for the year ended December 31, 2013 compared to $833,134 for the year ended December 31, 2012.

Cash provided by financing activities for the year ended December 31, 2013 reflects $725,000 in net proceeds from the issuance of promissory notes to Mr. Gipson during 2013. Also, Mr. Gipson provided a total of $175,000 as an advance against his planned purchase of stock in Alseres Neurodiagnostics, Inc.

Cash provided by financing activities for the year ended December 31, 2012 reflects $510,000 in proceeds from the issuance of demand notes payable issued to Mr. Gipson. All notes bear interest at the rate of 7% per annum. Also, Mr. Gipson provided a total of $325,000 as an advance against his planned purchase of stock in Alseres Neurodiagnostics, Inc. The Company used $1,866 to repurchase 2,331,035 shares at $.0008 per share.

Off-Balance Sheet Arrangements

We had no “off balance sheet arrangements” (as defined in Item 303(a) (4) of Regulation S-K) for the year ended December 31, 2013.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared by us in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our estimates on authoritative literature and pronouncements, historical experience and on various other assumptions that we believe are reasonable under the circumstances. Although we regularly assess these estimates, actual results could differ materially from these estimates under different assumptions or conditions. Changes in estimates are recorded in the period in which they become known. No significant estimates are included in this Form 10-K.

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

The Company evaluates multiple element revenue arrangements under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-25, Multiple-Element Arrangements. In addition to the form of the arrangement, the substance of the arrangement is also considered in determining whether separate agreements entered into, at or near the same time, that include elements that are interrelated or interdependent should be treated as one multiple-element arrangement. If the Company concludes that separate agreements represent one arrangement, then all the elements in the separate agreements are combined into one multiple-element arrangement for accounting purposes.

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

The information required by Item 8 is included on pages 18 – 39.

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

In the course of its assessment for fiscal year 2013, management identified a control deficiency that was also identified during its assessments for the 2012 fiscal year. During the course of the previous year’s evaluation, and again during the evaluation for the 2013 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one person performing all accounting-related on-site duties. As a result, Alseres does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2013.

Management has discussed the material weakness and related potential corrective actions with the Audit Committee and Board of Directors of the Company and Alseres’ independent registered public accounting firm. As part of our 2014 assessment of internal control over financial reporting, our management will test and evaluate additional controls implemented, if any, to assess whether they are operating effectively. Our goal is to take all actions possible given our financial condition to remediate any material weakness and enhance our internal controls, but we cannot guarantee that our efforts, if any, will result in the remediation of our material weakness or that new issues will not be exposed in the process. In designing and evaluating our internal control over financial reporting, management recognizes that any controls, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, with the Company will be detected.

Changes in internal controls over financial reporting

There were no changes in the Company’s internal control over financial reporting that occurred during its fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

As of December 31, 2013 our Board of Directors (the “Board”) consisted of three directors.

	Age	Year first elected Director	Position(s) with the Company
Peter G. Savas	65	2004	Chairman of the Board, Chief Executive Officer and Director
Michael J. Mullen, C.P.A.	55	2004	Director
William Guinness	74	2006	Director

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

Kenneth L. Rice, Jr .was appointed Executive Vice President, Finance and Administration and Chief Financial Officer in July 2005. Mr. Rice was appointed Secretary in September 2005. In June 2005, Mr. Rice served as a part-time consultant to the Company. From April 2001 to June 2005, Mr. Rice served as Vice President, Chief Financial Officer, Chief Commercial Officer and Secretary of Aderis Pharmaceuticals, Inc., a privately-held biopharmaceutical company. From August 1999 through March 2001, Mr. Rice served as Vice President and Chief Financial Officer of MacroChem Corporation, a publicly-traded drug delivery company.

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

Item11.

Name and Principal Position	Year	Salary
Peter G. Savas	2013	$401,625
Chairman and CEO	2012	$401,625

Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	2013	$267,750
Executive Vice President and CFO	2012	$267,750

Mr. Savas serves as a member of our board of directors, but receives no additional compensation in his capacity as director.

Outstanding Equity Awards

Outstanding option awards held by our Named Executive Officers as of December 31, 2013:

		Number of securities - underlying unexercised options exercisable	Option - exercise price	Options Expiration Date
Peter G. Savas	(1)	200,000	$2.31	3/11/2015
	(1)	950,000	$1.15	1/31/2014
Kenneth L. Rice, Jr., J.D., L.L.M., M.B.A.	(1)	375,000	$1.15	1/31/2014

(1)	All options are fully vested and exercisable.

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

Compensation of Directors

Our non-employee directors consisted of Michael J. Mullen and William Guinness. They agreed to accept no compensation for the year ended December 31, 2013.

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

Security Ownership

The following table sets forth information, as of December 31, 2013, regarding the beneficial ownership of our common stock by:

•	each person or “group,” as that term is defined in Section 13(d)(3) of the Exchange Act, that beneficially owns more than 5% of our outstanding common stock based on currently available Schedules 13D and 13G filed with the Securities and Exchange Commission;

•	each of our directors;

•	each of the Named Executive Officers; and

•	all directors and executive officers as a group.

Unless otherwise indicated above, the address for each listed director and executive officer is c/o Alseres Pharmaceuticals, Inc., 275 Grove Street, Suite 2-400, Auburndale, MA 02466.

(1)	Except as set forth in the footnotes to this table and subject to applicable community property law, the persons and entities named in the table have sole voting and investment power with respect to all shares.

(2)	Applicable percentage ownership for each holder is based on 30,635,720 shares of common stock outstanding on December 31, 2013, plus common stock issuable upon conversion of any outstanding convertible promissory notes, Series F Convertible Preferred Stock, and any common stock equivalents and presently exercisable stock options or warrants held by each such holder.

(3)	Information is based on a Schedule 13 D/A filed on December 27, 2011 with the SEC. Consists of 15,676,004 shares of common stock currently issued and outstanding. As of December 31, 2013, Mr. Gipson held 100% of the issued and outstanding Series F Preferred.

(4)	Information is based on a Schedule 13 D/A filed on December 27, 2011 with the SEC. Consists of 4,656,004 shares of common stock currently issued and outstanding.

Item 13.	Certain Relationships and Related Transactions

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

Independent Registered Public Accounting Firm’s Fees and Other Matters

The following table summarizes the fees billed to us for professional services rendered by McGladrey LLP, our independent registered public accounting firm and our tax advisors and preparers for the last two years:

Fee Category	2013	2012
Audit Fees	$95,000	$86,000
Tax Fees	25,000	25,000

Total Fees	$120,000	$111,000

Audit Fees

Audit fees consist of fees for the audit of our consolidated annual financial statements, the review of the interim consolidated financial statements included in our quarterly reports on Form 10-Q and other professional services provided in connection with statutory and regulatory filings or engagements paid to McGladrey LLP.

Tax Fees

Tax fees consist of fees related to McGladrey LLP for tax return preparation and tax compliance.

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

All of the audit and tax services provided by McGladrey LLP in 2013 were approved in advance by our Audit Committee. None of the services or fees was approved using the “de-minimis” exception under SEC rules.

Our Audit Committee believes that the provision of the non-audit services above is compatible with maintaining the independent registered public accounting firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following documents are included as part of this Annual Report on Form 10-K.

1. Financial Statements:

Consolidated Financial Statements of the Company:
Consolidated Balance Sheets at December 31, 2013 and 2012	21
Consolidated Statements of Comprehensive Loss for the fiscal years ended December 31, 2013 and 2012 and for the period from inception (October 16, 1992) through December 31, 2013	22
Consolidated Statements of Stockholders’ (Deficit) Equity for the fiscal years ended December 31, 2013 and 2012 and for the period from inception (October 16, 1992) through December 31, 2013	23
Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2013 and 2012 and for the period from inception (October 16, 1992) through December 31, 2013	26
Notes to Consolidated Financial Statements	28

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Alseres Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Alseres Pharmaceuticals, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive loss, stockholders’ equity (deficit) and cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period from October 16, 1992 (Inception) to December 31, 2006 were audited by other auditors and our opinion, insofar as it relates to cumulative amounts include for such prior periods, is based solely on the reports of such other auditors.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended and for the period from October 16, 1992 (Inception) to December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, its total liabilities exceed its total assets and it has determined that it will need to raise additional capital. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McGladrey LLP

Boston, Massachusetts

April 10, 2014

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$113,958	$16,528
Short-term investments	196,650	838,309
Restricted marketable securities	10,350	42,450
Prepaid expenses and other current assets	3,686	2,720

Total current assets	324,644	900,007
Property and equipment, net	—	1,186
Deferred charges	60,827	64,514

Total assets	$385,471	$965,707

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,055,738	$2,278,398
Notes payable	—	6,410,000
Accrued interest	5,630	919,526
Other current liabilities	13,221	60,126
Advances from related party	500,000	325,000
Deferred revenue	73,731	73,730

Total current liabilities	1,648,320	10,066,780

Contingent royalty	—	16,000,000
Deferred revenue, net of current portion	1,142,816	1,216,547
Long term note payable	7,819,960	—
Other long-term liabilities	43,750	33,750

Total liabilities	$10,654,846	$27,317,077

Commitments and contingencies (Note 13)

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at December 31, 2013 and 2012 (liquidation preference of $300,000 at December 31, 2013)	$390,443	$369,501

Stockholders’ deficit:
Preferred stock, $.01 par value; 1,000,000 shares authorized; 25,000 shares designated Convertible Series A, 500,000 shares designated Convertible Series D and 800 shares designated Convertible Series E; no shares issued and outstanding at December 31, 2013 and 2012	$—	$—
Common stock, $.01 par value; 80,000,000 shares authorized at December 31, 2013 and 2012; 30,635,720 issued and outstanding at December 31, 2013 and 2012	306,357	306,357
Additional paid-in capital	188,662,248	171,975,520
Accumulated other comprehensive income (loss)	6,650	(309,204)
Deficit accumulated during development stage	(199,635,073)	(198,693,544)

Total stockholders’ deficit	(10,659,818)	(26,720,871)

Total liabilities and stockholders’ deficit	$385,471	$965,707

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	For the Year Ended December 31,		Period from October 16, 1992 (inception) to December 31, 2013
	2013	2012
Revenues	$473,730	$530,720	$1,904,450

Operating expenses:
General and administrative	1,419,792	1,665,605	71,902,285
Research and development	—	50,750	116,092,348
Sublicense and option fees	23,687	26,536	50,223
Purchased in-process research and development	—	—	12,146,544

Operating expenses before accrual reversal	1,443,479	1,742,891	200,191,400
Accrual reversal	(405,026)	—	(966,221)

Total operating expenses	1,038,453	1,742,891	199,225,179

Loss from operations	(564,723)	(1,212,171)	(197,320,729)

Interest expense	(454,662)	(434,551)	(15,378,323)
Investment income	819	341	7,706,164
Realized loss on sale of marketable securities	(263,154)	—	(263,154)
Other income (expense), net	340,191	905	(1,132,968)
Gain on early extinguishment of debt	—	—	6,277,100
Forgiveness of debt	—	—	476,837

Net loss	(941,529)	(1,645,476)	(199,635,073)

Preferred stock beneficial conversion feature	—	—	(8,062,712)
Accrual of preferred stock dividends and modification of warrants held by preferred stock stockholders	—	—	(1,229,589)

Net loss	(941,529)	(1,645,476)	(208,927,374)

Other comprehensive income(loss)
Unrealized holding gain(loss) arising during the year	52,700	(277,837)	(256,504)
Less: reclassification adjustments for loss on sale included in net loss	(263,154)	—	(263,154)

Total other comprehensive income(loss)	315,854	(277,837)	6,650

Comprehensive loss	$(625,675)	$(1,923,313)	$(208,920,724)

Net loss per common share, basic and diluted	$(0.03)	$(0.06)

Weighted average common shares outstanding, basic and diluted	30,635,720	30,635,720

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2013

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

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Continued)

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2013

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ (Deficit) Equity and Preferred Stock
	Number of shares	Amount	Number of shares	Par Value
Exercise of warrants and options			202,183	2,022	143,683				145,705
Conversion of notes payable			4,000,000	40,000	9,960,000				10,000,000
BCF on convertible notes payable					1,880,000				1,880,000
Share-based compensation					1,665,155				1,665,155
Modification of stock options					5,614				5,614
Unrealized gain on marketable securities							9,310		9,310
Net loss								(19,548,348)	(19,548,348)
Balance at December 31, 2007	—	$—	20,778,217	$207,782	$140,420,314	$—	$9,310	$(163,051,877)	$(22,414,471)

Exercise of stock options			1,100	11	2,530				2,541
Conversion of notes payable			48,000	480	119,520				120,000
BCF on convertible notes payable					380,000				380,000
Share-based compensation					1,670,063				1,670,063
Issuance of common stock			571,806	5,718	1,079,557				1,085,275
Comprehensive loss:
Unrealized loss on marketable securities							(9,310)		(9,310)
Net loss								(20,847,459)	(20,847,459)
Balance at December 31, 2008	—	$—	21,399,123	$213,991	$143,671,984	$—	$—	$(183,899,336)	$(40,013,361)

Share-based compensation					1,473,083				1,473,083
Issuance of common stock			4,156,522	41,565	1,960,435				2,002,000
Accretion of convertible redeemable preferred stock					(192,107)			(2,000)	(194,107)
Net loss								(10,776,937)	(10,776,937)
Balance at December 31, 2009	—	$—	25,555,645	$255,556	$146,913,395	$—	$—	$(194,678,273)	$(47,509,322)

Share-based compensation					61,722				61,722
Issuance of common stock			1,500,000	15,000	(15,000)				0
Buyback of common stock			(270,000)	(2,700)	(5,400)				(8,100)
Accretion of preferred stock					(343,000)				(343,000)
Net income								512,419	512,419
Balance at December 31, 2010	—	$—	26,785,645	$267,856	$146,611,717	$—	$—	$(194,165,854)	$(47,286,281)

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(Continued)

Consolidated Statements of Stockholders’ (Deficit) Equity

For the Period from inception (October 16, 1992) to December 31, 2013

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During Development Stage	Total Stockholders’ (Deficit) Equity and Preferred Stock
	Number of shares	Amount	Number of shares	Par Value
Share-based compensation					834				834
Issuance of common stock-debt forgiveness			358,500	3,585	25,095				28,680
Conversion of notes payable to common stock			2,868,965	28,690	7,143,722				7,172,412
Buyback of common stock at $.0025 per share			(2,868,965)	(28,690)	21,518				(7,172)
Buyback of common stock			(1,108,425)	(11,084)					(11,084)
Forgiveness of accrued interest on convertible debt					6,132,499				6,132,499
Conversion of Series F Preferred to common stock			4,600,000	46,000	4,554,000				—
Forgiveness of accrued interest on note payable					195,807				195,807
Settlement of note payable					999,000				999,000
Accretion of preferred stock					486,663				486,663
Net loss								(2,882,214)	(2,882,214)
Unrealized loss on marketable securities							(31,367)		(31,367)
Balance at December 31, 2011	—	$—	30,635,720	$306,357	$166,170,855	$—	$(31,367)	$(197,048,068)	$(30,602,223)

Conversion of notes payable to common stock			2,331,035	23,311	5,804,277				5,827,588
Buyback of common stock at $.0008 per share			(2,331,035)	(23,311)	21,445				(1,866)
Accretion of preferred stock					(21,057)				(21,057)
Net loss								(1,645,476)	(1,645,476)
Unrealized loss on marketable securities							(277,837)		(277,837)
Balance at December 31, 2012	—	$—	30,635,720	$306,357	$171,975,520	$—	$(309,204)	$(198,693,544)	$(26,720,871)

Accretion of preferred stock					(20,942)				(20,942)
Net gain on debt modification					682,670				682,670
Net unrealized gain (loss) on marketable securities							315,854		315,854
Gain on release and sale of contingent royalty liability					16,025,000				16,025,000
Net loss								(941,529)	(941,529)
Balance at December 31, 2013	—	$—	30,635,720	$306,357	$188,662,248	$—	$6,650	$(199,635,073)	$(10,659,818)

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception (October 16, 1992) to December 31, 2013
	December 31, 2013	December 31, 2012
Cash flows from operating activities:
Net loss	$(941,529)	$(1,645,476)	$(199,635,073)
Adjustments to reconcile net loss to net cash used for operating activities:
Purchased in-process research and development	—	—	12,146,544
Write-off of acquired technology	—	—	3,500,000
Loss on disposition of assets	—	—	3,391
Interest expense settled through issuance of notes payable	—	—	350,500
Expenses satisfied with the issuance of stock	—	—	28,680
Forgiveness of debt	—	—	(476,837)
Gain on early extinguishment of debt	—	—	(6,277,100)
Non-cash gain on restricted stock valuation	—	—	(58,814)
Non-cash interest expense	448,104	—	4,414,498
Non-cash charges related to options, warrants and common stock	—	—	11,115,437
Amortization of financing costs	—	—	25,188
Amortization and depreciation	1,186	1,289	2,893,141
Receipt of marketable securities	(190,000)	—	(190,000)
Loss on sale of marketable securities	263,154	—	263,154
Gain on sale of contingent liability	25,000	—	25,000

Changes in operating assets and liabilities:
(Increase)decrease in prepaid expenses and other current assets	(966)	2,245	503,642
(Increase) decrease in deferred charges	3,687	(64,514)	(60,827)
(Decrease) increase in accounts payable and accrued expenses	(1,222,660)	68,169	759,911
Increase(decrease) in accrued interest payable	5,630	432,835	8,253,262
Increase(decrease) in deferred revenue	(73,730)	201,577	127,847
Increase(decrease) in current liabilities	(14,805)	17,676	2,871
Increase(decrease) in other long-term liabilities	10,000	33,750	43,750

Net cash used for operating activities	(1,686,929)	(952,449)	(162,241,835)

Cash flows from investing activities:
Cash acquired through Merger	—	—	1,758,037
Purchases of property and equipment	—	—	(1,654,487)
Proceeds from the sale of property and equipment	—	—	3,430
Purchases of marketable securities	—	—	(132,004,923)
Sales and maturities of marketable securities	884,359	—	132,889,282

Net cash provided by investing activities	884,359	—	991,339

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended		From Inception (October 16, 1992) to December 31, 2013
	December 31, 2013	December 31, 2012
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	66,731,339
Buyback of common stock	—	(1,866)	(28,222)
Advances from related party	175,000	325,000	500,000
Net proceeds from issuance of preferred stock	—	—	39,922,170
Preferred stock conversion inducement	—	—	(600,564)
Net proceeds from issuance of promissory notes	725,000	510,000	59,720,000
Proceeds from issuance of convertible debentures	—	—	9,000,000
Principal payments of notes payable/repurchase of debt	—	—	(7,750,667)
Dividend payments on Series E Cumulative Convertible Preferred Stock	—	—	(516,747)
Payments of financing costs	—	—	(5,612,855)

Net cash provided by financing activities	900,000	833,134	161,364,454

Net (decrease) increase in cash and cash equivalents	97,430	(119,315)	113,958
Cash and cash equivalents, beginning of period	16,528	135,843	—

Cash and cash equivalents, end of period	$113,958	$16,528	$113,958

Supplemental cash flow disclosures:
Cash paid for interest	$—	$—	$628,406

Supplemental disclosure of non-cash investing and financing activity:
Conversion of notes payable to common stock	$—	$5,827,588	$13,000,000
Capital contribution related to forgiveness of accrued interest	$—	$—	$6,328,306
Accrued interest reclassified in connection with conversion of Series F convertible redeemable preferred stock to common stock	$—	$—	$640,874
Receipt of marketable securities as payment for license agreement	$—	$1,146,000	$1,146,000
Conversion of notes payable to future royalties	$—	$16,000,000	$16,000,000
Net change in unrealized holding gains and losses	$315,854	$—	$315,854
Accretion of Series F preferred stock	$(20,942)	$—	$(20,942)
Net gain on debt modification	$682,670	$—	$682,670
Gain on release of contingent liability	$16,000,000	$—	$16,000,000

The accompanying notes are an integral part of the consolidated financial statements.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The Company and Summary of Significant Accounting Policies

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company engaged in the development of diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007, the Company changed its name to Alseres Pharmaceuticals, Inc. During the period from inception through December 31, 2013, the Company has devoted substantially all of its efforts to business planning, raising financing, furthering the research and development of its technologies, and corporate partnering efforts. Accordingly, the Company is considered to be a “development stage enterprise” as defined in Accounting Standards Codification (ASC) 915, Development Stage Entities and will continue to be so until the commencement of commercial operations. The development stage is from October 16, 1992 (inception) through December 31, 2013.

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

Basis of Presentation

The Company’s consolidated financial statements include the accounts of its seven subsidiaries where all of the Company’s operations are conducted. During 2012 the Company organized its seventh subsidiary, Alseres Neurodiagnostics, Inc. as a Delaware corporation. As of December 31, 2013 all of the subsidiaries were wholly-owned. All significant intercompany transactions and balances have been eliminated.

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

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of December 31, 2013 and 2012, cash equivalents consisted of money market funds.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. As of December 31, 2013, the Company’s short-term investments included 95,000 shares of common stock in Navidea Biopharmaceuticals, Inc. (Navidea or NAVB). The unrealized gain associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash and cash equivalents, prepaid expenses, trade payables and accrued expenses approximate their fair value due to the short-term nature of these instruments. Short-term investments consist of available-for-sale-securities as of December 31, 2013 and 2012 and are carried at fair value as disclosed in Note 11. The fair value of the Company’s long-term debt and promissory note is estimated by discounting the future cash flow using the Company’s current borrowing rates for similar types and maturities of debt. The fair value of the long term promissory note approximates the carrying value as it was issued in December of 2013.

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to five years.

Revenue Recognition

The Company evaluates multiple element revenue arrangements under Financial Accounting Standards Board (FASB) ASC 605-25, Multiple-Element Arrangements. In addition to the form of the arrangement, the substance of the arrangement is also considered in determining whether separate agreements entered into, at or near the same time, that include elements that are interrelated or interdependent should be treated as one multiple-element arrangement. If the Company concludes that separate agreements represent one arrangement, then all the elements in the separate agreements are combined into one multiple-element arrangement for accounting purposes.

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

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

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

Comprehensive Income (Loss)

On January 1, 2012, the Company adopted the new presentation requirements under Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income”. Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses, net of taxes, on our marketable securities which are also recognized as separate components of equity. ASU 2011-05 requires companies to present the components of net income and the components of other comprehensive income either as one continuous statement or as two consecutive statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income (AOCI) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies, the amendments in the update became effective for interim and annual periods beginning on or after December 15, 2012. As ASU 2013-02 and ASU 2011-05 impacted presentation only, neither had an effect on the Company’s financial position nor results of operations as of and for the years ended December 31, 2013 and 2012, respectively.

Convertible Redeemable Shares

In accordance with ASC 480, Distinguishing Liabilities from Equity the Company determined that since the Series F shares are mandatorily redeemable for cash or for a variable, uncapped, number of common shares, they do not qualify for equity classification.

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

2. Restricted Marketable Securities

Pursuant to the terms of the Amended and Restated License Agreement with Harvard University and its affiliated hospitals (Harvard) entered into on July 31, 2012, at December 31, 2013 and 2012 respectively, the Company had an obligation to transfer 5,000 and 15,000 shares of the Navidea stock to Harvard. The market value of the

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares on December 31, 2013 and 2012 respectively was $10,350 and $42,450. The 5,000 shares of NAVB common stock held by the Company at December 31, 2013 is classified as restricted securities in the consolidated balance sheet and the corresponding liability is reported in other current liabilities. The Company completed the transfer of the 15,000 shares of NAVB in January 2013.

3. Property and Equipment, net

	December 31,
	2013	2012
Computer equipment	$26,539	$26,539
Office furniture and equipment	6,738	6,738

	33,277	33,277
Less accumulated amortization and depreciation	33,277	33,091

	$—	$1,186

Amortization and depreciation expense for the year ended December 31, 2013 was approximately $1,200. Amortization and depreciation expense for the year ended December 31, 2012 was approximately $1,300. Amortization and depreciation expense for the period from inception through December 31, 2013 totaled approximately $1,655,000.

4. Accounts Payable and Accrued Expenses

The Company’s management is required to estimate accrued expenses as part of the process of preparing financial statements. Accrued expenses include the following:

	December 31, 2013	December 31, 2012
Research and development expenses	$470,824	$1,339,851
Professional fees	201,146	735,990
General and administrative expenses	307,883	121,554
Compensation related expenses	75,885	81,003

	$1,055,738	$2,278,398

On February 15, 2013, the Company entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company, pursuant to which the Company agreed to satisfy certain outstanding obligations to those individuals which, in aggregate, totaled $167,400 by issuing fully vest options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. (a wholly owned subsidiary of the Company) at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, in whole or in part on or before February 28, 2018. The common stock issued pursuant to the exercise of the options will bear all appropriate restrictive legends on resale or disposition of the common stock. As of December 31, 2013 the options had not yet been issued nor is the closing of an equity financing certain to occur therefore the associated liability of $167,400 remains outstanding and is recorded in accrued expenses on the balance sheet at December 31, 2013. While the fair value of the options will likely be lower than the value of the current liability, the Company has determined it is not appropriate to recognize a gain at this time given the uncertainty of these events and the variability associated with the value of the options.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. Deferred charges

Under the terms of the Amended and Restated License Agreement with Harvard, the Company is obligated to pay Harvard 5% of the total cash and equity considerations received as upfront sublicense payments pursuant to the sublicense agreement with Navidea. The Company recognized the $66,050 of license fees owed to Harvard as deferred charges and is amortizing these fees on a straight-line basis over the estimated performance period commensurate with the recognition of the related revenue. The deferred charges balance at December 31, 2013 and 2012, represents the unamortized portion of costs of license fees to be recognized in the future.

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

Stock options to purchase approximately 3.0 million shares of common stock were outstanding at December 31, 2013 and 2012, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share at December 31, 2013 and 2012 as their inclusion would be anti-dilutive. The exercise of stock options outstanding at December 31, 2013 could potentially dilute earnings per share in the future.

7. Notes Payable and Debt

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

As of December 31, 2012, the contingent royalty liability resulting from the conversion is classified as a Level 3 liability and was reflected in the consolidated balance sheet at its fair value as a long-term liability. As is further described in Note 8, this liability was extinguished as of December 31, 2013.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Promissory Notes — Unsecured

Notes Payable to Significant Stockholder	December 31,
	2013	2012
Unsecured demand note payable; interest rate of 7%: issued December 2009	$—	$350,000
Unsecured demand notes payable; interest rate of 7%: issued January 2010 — December 2010	—	3,310,000
Unsecured demand notes payable; interest rate of 7%: issued January 2011 — December 2011	—	2,240,000
Unsecured demand notes payable; interest rate of 7%: issued January 2012 — September 2012	—	510,000

	—	6,410,000
Accrued interest	—	919,526

Aggregate carrying value	$—	$7,329,526

Interest expense totaling $446,104 and $432,835 was incurred related to the unsecured notes payable for the years ended December 31, 2013 and 2012, respectively.

Through 2013, a series of working capital loans (“Borrowings”) were made to the Company by its significant stockholder, Mr. Gipson, evidenced by demand promissory notes and totaling $7,135,000 and bearing interest at 7% per annum. Interest on these notes was accrued and totaled approximately $1,365,000 at the execution date. On December 31, 2013, the Company executed a Loan Consolidation Agreement with its significant stockholder (“Lender”). The terms of the Borrowings were modified to reduce the interest to be paid and provide for a fixed due date, additional potential borrowings and a security interest in certain assets of the Company. Upon execution of the Loan Consolidation Agreement, all amounts outstanding under the Borrowings including accrued interest were cancelled and considered paid in full and the Company entered into a new Promissory Note (“Consolidated Note”).

The Consolidated Note bears interest at 3.2% per annum payable semi-annually in arrears and requires principal to be repaid on or before December 31, 2016. The Consolidated Note also includes semi-annual cash draws for the future working capital needs of the Company. The draws will be a minimum of $110,000 and are to be added to principal when drawn. Coincident with the execution of the Loan Consolidation Agreement, the Company and the Lender also executed a Security Agreement which provides the Lender with an undivided security interest in and to all personal and intellectual property of the Company subject to all existing liens, encumbrances and license rights previously granted by the Company. The Security Agreement also allows the Company to be free to dispose of or liquidate the collateral without any prior waiver or authorization from the Lender so long as the proceeds of any such disposition are used to pay down the principal on the Consolidated Note or the Lender affirmatively waives such obligation in writing.

The Company considered whether the transaction was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a Company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company has concluded that it is experiencing financial difficulties and the creditor has granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of told debt prior to restructuring. The Company has recognized a gain of $682,670 equal to the difference between the carrying value of the old debt and the present value of the future cash flows under the new terms. Since the lender is a related party, the gain was considered to be in essence a capital

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

transaction and therefore, the gain was recognized as an addition to additional paid in capital. Additionally, due to this restructuring, future payments made will be charged to the carrying value of the restructured debt balance and no interest expense will be recorded going forward.

8. Contingent Royalty Liability

Effective July 31, 2012, Robert Gipson, Thomas Gipson, Arthur Koenig and Ingalls & Snyder Value Partners LP, all lenders to the Company under a Convertible Note Purchase Agreement originally executed in 2007 and herein referred to as the prior lenders, elected to convert $16,000,000 of principal outstanding under the promissory notes to a royalty on future net sales of the Company’s Altropane product.

On December 31, 2013 the Company entered into a Release of Liability Agreement with the prior lenders referenced above pursuant to which the prior lenders unconditionally released the Company from any and all liability to pay any royalties to them on future sales of Altropane.

Coincident with the execution of the Release of Liability Agreement with the prior lenders, the Company entered into a Purchase and Sale Agreement with Royalty Realization IV, LLC, a related party, that was created for the purpose of collecting royalties and paying them to the prior lenders, also related parties. The sole member of Royalty Realization IV, LLC is one of the three general partners of Ingalls & Snyder Value Partners LP. Ingalls & Snyder Value Partners LP is a related party as it is one of the prior lenders and the Company’s major shareholder and lender, Mr. Gipson, is also one of its three general partners. Neither of these general partners own more than 10% of Ingalls & Snyder Value Partners LP. The agreement provides that, in exchange for $25,000 cash consideration to the Company, Royalty Realization IV, LLC agreed to pay 8% royalties on future sales of Altropane to the prior lenders and the Company agreed to instruct Navidea to pay the 8% royalty due to the Company directly to Royalty Realization IV if and when such royalty is earned by the Company.

At December 31, 2013 the Company no longer carried any long-term contingent liability on its balance sheet and eliminated any requirement to estimate the value of such contingent liability. Since the prior lenders and Royalty Realization IV, LLC are considered related parties, the associated gain and consideration received were considered to be in essence capital transactions and therefore, were recognized as increases to additional paid in capital.

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

The Company evaluates multiple element revenue arrangements under FASB ASC 605-25, Multiple-Element Arrangements as described in Note 1.

Option Agreement with Navidea

On January 19, 2012 the Company entered into an Option Agreement with Navidea, to license [123I]-E-IAFCT Injection (also referred to as Altropane), an Iodine-123 radio labeled imaging agent being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the option agreement, Navidea paid the Company a non-refundable option fee of $500,000 upon signing the exclusive right to negotiate a

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

definitive license agreement by June 30, 2012 with a no-fee extension of the diligence period through July 31, 2012 available to Navidea. The option agreement provided Navidea with exclusive rights to license the asset and complete further diligence and prepare the documentation necessary to enter into a definitive license agreement for Altropane. Our deliverables through June 30, 2012 were to provide assistance to Navidea with regards to meetings and communications with the Food and Drug Administration (FDA) to allow Navidea to evaluate a path to commercialization and the feasibility of exercising the license option. As such we determined that the $500,000 non-refundable option fee received from Navidea represented a unit of accounting separate from scheduled milestone payments that would be receivable should the license option be exercised. Therefore the Company recognized the non-refundable option fee received from Navidea ratably over the option period which ended June 30, 2012 as the Company had continuing performance obligations through that date. Regulatory feedback received in June caused Navidea to extend their diligence review through July 31, 2012 which they elected to do ahead of executing a license on July 31, 2012. The extension of diligence into July created no additional obligations on Alseres beyond those completed by June 30, so no adjustment to revenue was required as a result of the extension by Navidea.

Sublicense Agreement with Navidea

Effective July 31, 2012 the Company entered into an exclusive, worldwide sublicense agreement with Navidea for the research, development and commercialization of Altropane. Altropane is an iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders.

The Company concluded that the Sublicense Agreement entered into with Navidea effective July 31, 2012, should be accounted for as a single unit of accounting in accordance with the rules set forth in FASB ASC 605-25. These transactions are described in greater detail in Note 13 of these Consolidated Financial Statements.

The Company’s deliverables under the Sublicense Agreement with Navidea include granting a license of rights and transferring technology (“know-how”) related to Altropane. The Company determined that pursuant to the accounting guidance governing revenue recognition on multiple element arrangements, the granting of a license of rights and the transfer of technology (“know-how”) related to Altropane were not separable and, accordingly, are being treated as a single unit of accounting. The Company applied the guidance in ASC 605 Revenue Recognition, to determine the appropriate revenue recognition period for the upfront sublicense execution payment received from Navidea. Advance payments received in excess of amounts earned are classified as deferred revenue until earned. The upfront sublicense execution payment of $175,000 in cash and the market value of $1,146,000 for the 300,000 shares of Navidea common stock as of July 31, 2012 were recorded as deferred revenue. Revenue will be recognized ratably from the date the sublicense agreement became effective on July 31, 2012, through the expected life of the last to expire issued and sublicensed U.S. patent for Altropane in June 2030.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2013 and 2012, unearned revenue of $73,731 and $73,730 is reflected as a current liability and $1,142,816 and $1,216,547 is classified as a long-term liability in the consolidated balance sheet respectively.

The sublicense agreement also provides for contingent milestone payments to the Company of up to $2.9 million and the issuance of up to an additional 1.15 million shares of Navidea common stock. Milestone payments of $2.5 million and the issuance of 550,000 shares of Navidea common stock will occur at the time of product registration. The Company will be issued an additional 400,000 shares of Navidea common stock when certain cumulative net sales of the approved product are achieved. In addition, the license terms anticipate royalties on yearly net sales of the approved product, ranging from 10% to 14% of commercial net sales based on the sales price per dose, which are consistent with industry-standard terms and certain license extension fees, payable in cash and shares of common stock, in the event certain milestones are not met. Per the Amended and Restated License Agreement with Harvard, the Company is obligated to pay Harvard 5% of Milestone payments and 2% of royalties, if earned.

10. Stockholders’ Deficit

Common Stock

On December 31, 2012 the Company agreed to purchase 537,931 shares of common stock held by Arthur Koenig and 1,793,104 shares of common stock held by Ingalls and Snyder Value Partners, LP at a purchase price per share of $0.0008 for total payment of $1,864. The closing price for the Company’s stock on December 27th was $0.08 per share.

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

Convertible Preferred Stock

In 2009 the Company issued a total of 196,000 shares of Series F convertible preferred stock to Mr. Gipson and received gross proceeds of $4,900,000. On June 1, 2011 the Company issued to Mr. Gipson 4,600,000 shares of its common stock in exchange for the conversion by Mr. Gipson of 184,000 shares of the Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”). Each share of the Series F Stock was converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. The cumulative accrued interest at the date of conversion of $640,874 was reclassified to additional paid-in capital since the shares were no longer redeemable. As of December 31, 2013 there remained 12,000 shares of Series F Stock outstanding and held by Mr. Gipson.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Redemption: At any time after September 1, 2011, any holder of Series F Stock may elect to have some or all of such shares redeemed by us at a price equal to the aggregate of (i) $25 per share (subject to appropriate adjustment in the event of any stock dividend, stock split, combination or other similar recapitalization affecting such shares), or the Original Issue Price, plus (ii) all declared but unpaid dividends thereon, plus (iii) an amount computed at a rate per annum of 7% of the Original Issue Price from March 19, 2009 until the redemption date. No redemption demand has been made as of December 31, 2013.

Accretion: The terms of the Series F Stock contain provisions that may require redemption in circumstances that are beyond the Company’s control. Therefore, the shares have been recorded, net of issuance costs of approximately $25,000, as convertible, redeemable stock outside of permanent equity. The Series F Stock was recorded at fair value on the date of issuance. For the year ended December 31, 2013, the Company recorded approximately $20,942 in accretion on the outstanding Series F Stock.

Stock Option Plans

The Company can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company under the Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”). At December 31, 2009, the 2005 Plan provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,050,000 shares of the Company’s common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No adjustment to the 2005 Plan was made on January 1, 2013.

The Company also has outstanding stock options in three other stock option plans, the 1998 Omnibus Plan, the Amended and Restated Omnibus Stock Option Plan and the Amended and Restated 1990 Non-Employee Directors’ Non-Qualified Stock Option Plan. All plans have expired and no future issuance of awards is permissible.

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the years ended December 31, 2013 and 2012. All stock options outstanding at December 3, 2013 and 2012 were fully vested, therefore no unrecognized stock compensation expense was recorded at either date.

Stock Options

The following table summarizes the options issued and outstanding as of December 31, 2013:

	Shares	Weighted-Average Exercise Price
Outstanding stock options at the beginning of year	3,010,980	$1.51
Granted	—	—
Exercised	—	—
Forfeited and expired	(8,500)	5.00

Outstanding and exercisable stock options at year end	3,002,480	$1.50

The following table summarizes information about the stock options outstanding and exercisable as of December 31, 2013:

Range of Exercise Prices	Number Outstanding	Weighted Average remaining Contractual Life	Weighted Average Exercise Price
$1.15 — $1.36	2,287,500	.4 years	$1.15
$2.00 — $3.00	539,980	1.7 years	2.33
$3.10 — $4.65	155,000	3.8 years	3.17
$4.99 — $6.96	20,000	.3 years	5.68

	3,002,480	0.8 years	$1.50

As of December 31, 2013, 809,172 shares were available for grant under the 2005 Plan. As of December 31, 2013, the Company had reserved 3,811,652 shares of common stock to meet its option obligation.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11. Fair Value Measurements

The fair value hierarchy prioritizes observable and unobservable inputs used to measure fair value into three broad levels:

Level 1 — unadjusted quoted prices in active markets for identical securities;

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of:

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Available for sale securities	$196,650	$—	$—	$196,650

Total assets	$196,650	$—	$—	$196,650

	December 31, 2012
	Level 1	Level 2	Level 3	Total
Available for sale securities	$838,309	$—	$—	$838,309

Total assets	$838,309	$—	$—	$838,309

Contingent royalty	—	$—	$16,000,000	$16,000,000

Total liabilities	—	$—	$16,000,000	$16,000,000

As of December 31, 2013, the Company’s Level 1 short term investments consisted of 95,000 shares of Navidea common stock which are traded on the NYSE under the symbol NAVB.

As of December 31, 2012, the Company’s Level 1 short-term investments consisted of 285,000 shares of Navidea common stock which are traded on the NYSE under the symbol NAVB and 39,209 shares of FluoroPharma Medical, Inc. common stock which are traded on the OTX Bulletin Board (“OTCBB”) under the symbol FPMI.

A contingent royalty liability which resulted from the election by certain purchasers of the Company’s Convertible Promissory Note Purchase Agreement (the “Note Purchase Agreement”) to convert a total of $16,000,000 in debt obligation into a right to receive future royalties on net sales of the Company’s molecular imaging products. The Company obtained a third party fair value valuation for its contingent royalty liability as of December 31, 2012. The fair value measurement is based on significant inputs not observable in the market, which require it to be reported as a Level 3 asset within the fair value hierarchy. The valuation uses assumptions that the Company believes would be made by a market participant. In particular, the valuation analysis employed the income approach based on the sum of the economic income that an asset is anticipated to produce in the future. In this case that asset is the potential royalty income to be paid to the Company by Navidea as a result of the license agreement for Altropane. The discounted cash flow method of the income approach was chosen as the method best suited to valuing the contingent royalty liability. Changes in the fair value of the contingent royalty liability will be reflected in the consolidated statements of comprehensive income in the period they become known. As further detailed in Note 8, this liability was extinguished as of December 31, 2013.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. Income Taxes

As of December 31, 2013, the Company had federal and state net operating loss (“NOL”) carryforwards of approximately $61,516,000 and $27,325,000, respectively and federal and Massachusetts state research and development (“R&D”) credit carryforwards of approximately $1,578,000 and $1,110,000, respectively subject to limitation, may be available to offset future federal and state income tax liabilities through 2031.

Deferred tax assets consisted of the following as of December 31:	2013	2012
Net operating loss carryforward	$22,952,000	$31,338,000
Capitalized research and development expenses	6,055,000	10,402,000
License fees	277,000	325,000
Stock-based compensation expense	2,264,000	2,264,000
Other	547,000	737,000

Gross deferred tax assets	32,095,000	45,066,000
Valuation allowance	(32,095,000)	(45,066,000)

Net deferred tax assets	$—	$—

A reconciliation of the amount of reported tax benefit and the amount computed using the U.S. federal statutory rate of 35% for the years ended December 31 is as follows:

	2013	2012
Tax provision (benefit) at statutory rate	$(321,000)	$(1,009,000)
State taxes, net of federal benefit	985,000	267,000
Expiring state net operating loss carryforward	—	455,000
Gain on forgiven interest and cancellation of debt and other	2,567,000	2,567,000
Decrease in valuation allowance	(6,731,000)	(5,080,000)
Permanent items	6,069,000	2,800,000

	$—	$—

For the years ended December 31, 2013 and 2012, the Company did not record any federal or state tax expense given its continued net operating loss position. The Company has evaluated the positive and negative evidence bearing upon its ability to realize the deferred tax assets, which are comprised principally of net operating losses (“NOL”) and capitalized research and development expenditures. Management has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets and, as a result, a full valuation allowance has been recorded.

Income tax benefit for the years ended December 31:	2013	2012

Federal	$3,574,000	$(2,737,000)
State	817,000	(645,000)

	4,391,000	(3,382,000)
Valuation allowance	(4,391,000)	3,382,000

	$—	$—

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation of the unrecognized tax benefits recorded for the years ended December 31 is as follows:

	2013	2012
Balance at January 1	$2,822,531	$2,822,531
Additions based on tax positions related to the current year	—	—

Balance at December 31	$2,822,531	$2,822,531

The balance of unrecognized tax benefits as of December 31, 2013 of approximately $2,822,531 are tax benefits that, if recognized, would not affect the Company’s effective tax rate since they are subject to a full valuation allowance.

The Company recognizes interest and penalties related to income tax matters in income tax expense. The Company has no accrual for interest and penalties as of December 31, 2013.

The Company is subject to both federal and state income tax for the jurisdiction within which it operates. Within these jurisdictions, the Company is open to examination for tax years ended December 31, 2010 through December 31, 2013. The U.S. Internal Revenue Service (IRS) had completed an audit of tax years 2007 and 2008 and had informed us that no adjustments to the federal tax returns as filed would be proposed as a result of the audit. However, because we are carrying forward income tax attributes such as the NOL from 2006, these attributes can still be audited when utilized on returns filed in the future.

13. Commitments and Contingencies

In August 2013 the Company vacated its offices in Hopkinton, MA and is currently occupying approximately 200 square feet of office space in Auburndale, MA as a tenant at will on a shared basis at $500 per month. Total rent expense was approximately $25,800, $2,500 of which is for the Auburndale space and $71,500 for the years ended December 31, 2013 and 2012, respectively and approximately $4,141,300 for the period from inception (October 16, 1992) through December 31, 2013.

On March 13, 2012 the Company received notice that Boston Children’s Hospital and Children’s Medical Center Corporation had filed a lawsuit in Middlesex Superior Court, Middlesex County, Massachusetts seeking to recover amounts alleged to be owed by the Company to the plaintiffs.

On February 1, 2013 the Company entered into a Settlement Agreement and Release with Boston Children’s Hospital (BCH) and Children’s Medical Center Corporation (CMCC) in full settlement of the lawsuit filed by BCH and CMCC seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $642,906 plus costs.

In settlement of all claims by BCH and CMCC, the Company agreed to pay a lump sum of One Hundred Eighty five Thousand dollars ($185,000) to the plaintiffs. In addition to the lump sum payment, the Company agreed to pay to the plaintiffs an additional sum equal to the then cash value of 20,000 shares of the common stock of Navidea upon the occurrence of the first milestone described in Section 4.2 of the sublicense agreement dated as of July 31, 2012 between Navidea and the Company. The milestone occurred in December, 2013 at which time the value of 20,000 shares of Navidea common stock was $40,000. The Company paid CMCC the sum of $40,000 in January 2014 in accordance with the terms of the Settlement Agreement and Release.

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 2, 2012 the Company received notice that Biostorage Technologies, Inc (Biostorage) had filed a lawsuit in Marion Superior/Circuit Court, Marion County, Indiana seeking to recover amounts alleged to be owed by the Company to the plaintiffs totaling $119,363. On July 27 , 2013, the Company entered into a settlement agreement with Biostorage pursuant to which the Company agreed to pay a total of $75,000 to Biostorage in three installments as follows: $10,000 on July 31, 2013, $40,000 December 31, 2013 and $25,000 February 28, 2014. The Company also agreed to stipulate a judgment in the amount of $95,000 to be adjusted down by each payment actually made by the Company and so long as each required payment is made by the Company on time, the judgment will be vacated on February 28, 2014. As of December 31, 2013 the Company had paid the entire $75,000 settlement amount in full and therefore recognized the remaining $20,000 as a gain which is reported in other income.

Sublicense Agreement with Navidea

Effective July 31, 2012, the Company entered into an exclusive, worldwide sublicense agreement with Navidea for the research, development and commercialization of Altropane. Altropane is an Iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders as described in Note 9.

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

Amended and Restated License Agreement with Harvard

Simultaneous with the signing of the Navidea Sublicense Agreement in July 2012, the Company entered into an Amended and Restated License Agreement with Harvard which resulted in the revision of certain financial terms regarding the royalty payable to Harvard, the percentage of non-royalty income payable to Harvard by the Company and the timing of said payments. Pursuant to the agreement, the Company is obligated to make a cash payment of $8,750 to Harvard in connection with the receipt of the cash consideration of $175,000 received from Navidea upon execution of the sublicense agreement. This payment is due to Harvard within 30 days following the first commercial sale of the Altropane product. The Company was also obligated to transfer to Harvard 15,000 shares of the Navidea common stock received as part of the sublicense agreement to Harvard. The shares were transferred during January 2013. As result of the receipt by the Company of the first milestone payment from Navidea in December 2013, the Company is obligated to transfer 5,000 shares of the Navidea common stock received by the Company. These shares will be transferred upon the effectiveness of an S-3 registration statement to be filed by Navidea covering the shares issued. In addition, the Company is obligated to make a cash payment of $10,000 to Harvard in connection with the receipt of the cash milestone of $200,000 received from Navidea. This payment is due to Harvard within 30 days following the first commercial sale of the Altropane product.

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

ALSERES PHARMACEUTICALS, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

however, the Company has a director and officer insurance policy that limits the Company’s exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

14. Related Party Transactions

From September 2012 through December 2013, Mr. Gipson provided a total of $500,000 to the Company as an advance against his planned purchase of stock in Alseres Neurodiagnostics, Inc. These funds were available to the Company for use during 2012 and 2013 and the advance is reflected as advances from related parties on the consolidated balance sheet.

Additional Related Party Transactions during 2013 are disclosed in footnotes 7, 8 and 10.

15. Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period, the Company did not identify any material events that require accounting or disclosure in these financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the under signed, thereunto duly authorized this 10th day of April, 2014.

ALSERES PHARMACEUTICALS, INC.

By:	/S/ PETER G. SAVAS
Peter G. Savas
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ PETER G. SAVAS Peter G. Savas	Chairman and Chief Executive Officer (Principal Executive Officer)	April 10, 2014

/S/ KENNETH L. RICE, JR. Kenneth L. Rice, Jr.	Executive Vice President Finance and Administration and Chief Financial Officer (Principal Financial and Accounting Officer)	April 10, 2014

/S/ WILLIAM L.S. GUINNESS William L.S. Guinness	Director	April 10, 2014

/S/ MICHAEL J. MULLEN Michael J. Mullen	Director	April 10, 2014

EXHIBIT INDEX

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Articles of Incorporation and By-laws

3.1	Amended and Restated Certificate of Incorporation, dated March 28, 1996	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.2	Certificate of Amendment of Certificate of Incorporation, dated June 6, 1997	10-K/A for 12/31/1998	3.1	3/19/1999	000-6533

3.3	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 28, 1999	10-Q for 9/30/1999	3.5	11/15/1999	000-6533

3.4	Certificate of Amendment of Amended and Restated Certificate of Incorporation, dated June 14, 2000	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.5	Certificate of Correction to the Amended and Restated Certificate of Incorporation, dated March 14, 2001	10-K for 12/31/2000	3.3	3/29/2001	000-6533

3.6	Form of Certificate of Amendment of Amended and Restated Certificate of Incorporation dated June 11, 2002	Proxy Statement	App. A	5/1/2002	000-6533

3.7	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of July 9, 2003	10-Q for 6/30/2003	3.1	8/13/2003	000-6533

3.8	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of August 5, 2004	10-Q for 6/30/2004	3.1	8/13/2004	000-6533

3.9	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of February 4, 2005	8-K	3.1	2/7/2005	000-6533

3.10	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company, dated as of June 7, 2007	8-K	3.1	6/8/2007	000-6533

3.11	Amended and Restated By-Laws, effective as of December 6, 2007	8-K	3.1	12/7/2007	000-6533

Instruments Defining the Rights of Security Holders

4.1	Specimen certificate evidencing shares of common stock, par value $.01 per share	10-Q for 6/30/2007	4.1	8/14/2007	000-6533

series D

4.2	Restated Certificate of Designations, Preferences, and Rights of Series D Preferred Stock	8-A/A	Ex. A to 3.3	9/13/2001	000-6533

series F

4.3	Certificate of Designations, Preferences, and Rights of Series F Convertible Preferred Stock	8-K	4.1	3/25/2009	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

Rights Agreement

4.4	Rights Agreement, dated as of September 11, 2001, including the form of Certificate of Designation with Respect to the Series D Preferred Stock and the form of Rights Certificate, between the Company and Continental Stock Transfer & Trust Company, as Rights Agent (the “Rights Agreement”)	8-A/A	1	9/13/2001	000-6533

4.5	Amendment No. 1 to the Rights Agreement, dated November 13, 2001	8-A/A	2	11/25/2002	000-6533

4.6	Amendment No. 2 to the Rights Agreement, dated November 22, 2002	8-A/A	3	11/25/2002	000-6533

4.7	Amendment No. 3 to the Rights Agreement, dated March 12, 2003	8-K	99.6	3/13/2003	000-6533

4.8	Amendment No. 4 to the Rights Agreement, dated December 23, 2003	8-A/A	5	12/29/2003	000-6533

4.9	Amendment No. 5 to the Rights Agreement, dated March 14, 2005	8-K	4.1	3/15/2005	000-6533

Miscellaneous

4.10	Form of Warrant issued by the Company under the Securities Purchase Agreement dated November 20, 2008	8-K	10.2	11/25/2008	000-6533

4.11	Promissory Note dated February 11, 2009 issued by Neurobiologics, Inc. to Robert L. Gipson	8-K	10.1	2/18/2009	000-6533

Ingalls

4.12	Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-K for 12/31/2004	10.42	3/31/2005	000-6533

4.13	Amendment No. 1, dated August 30, 2005, to the Amended and Restated Registration Rights Agreement, dated as of March 9, 2005, by and among the Company and Ingalls, Robert L. Gipson and Nickolaos D. Monoyios and other Investors	10-Q for 9/30/2005	10.6	11/14/2005	000-6533

4.14	Common Stock Purchase Agreement, dated March 9, 2005, by and among the Company, Ingalls and other Investors	10-K for 12/31/2004	10.41	3/31/2005	000-6533

4.15	Common Stock Purchase Agreement, dated August 30, 2005, by and among the Company, Ingalls and other Investors	10-Q for 9/30/2005	10.5	11/14/2005	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

4.16	Mutual Release of Claims, dated as of June 15, 2004, by and among the Company, S. David Hillson, Marc E. Lanser, Robert L. Gipson, Thomas O. Boucher, Jr., Ingalls & Snyder, LLC and Ingalls	8-K	99.3	6/17/2004	000-6533

Material Contracts — Supply, License, Distribution

CMCC

10.1+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Larry Benowitz) (relating to INOSINE)	10-Q for 6/30/2006	10.1	8/14/2006	000-6533

10.2+	License Agreement between CMCC and the Company dated as of May 10, 2006 (Dr. Zhigang He) (relating to Oncomodulin)	10-Q for 6/30/2006	10.2	8/14/2006	000-6533

Harvard

10.3	License Agreement between President and Fellows of Harvard College (“Harvard”) and NeuroBiologics, Inc. (a subsidiary of the Company) dated as of December 10, 1993 (relating to ALTROPANE)	S-4	10.16	4/12/1995	333-91106

10.4	Amendment, dated May 7, 2004, to License Agreement between Harvard and the Company dated as of December 10, 1993 (relating to ALTROPANE)	10-Q for 6/30/2005	10.6	8/15/2005	000-6533

10.5	License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	S-3/A	10.11	9/3/2002	333-88726

10.6	Amendment, dated May 11, 2004, to License Agreement between Harvard and the Company dated as of March 15, 2000 (relating to ALTROPANE)	10-Q for 6/30/2005	10.4	8/15/2005	000-6533

10.7	License Agreement, effective as of October 15, 1996, between Harvard and the Company; as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 9/30/2005	10.8	11/14/2005	000-6533

10.8	Third Amendment, dated April 1, 2007, to License Agreement between Harvard and the Company dated as of October 15, 1996, as amended on August 22, 2001 and on May 4, 2004 (relating to FLUORATEC)	10-Q for 3/31/2007	10.2	5/15/2007	000-6533

Nordion

10.9+	Manufacturing Agreement dated August 9, 2000 between the Company and MDS Nordion, Inc. (“Nordion Agreement”)	10-K for 12/31/2001	10.15	3/29/2002	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.10+	Amendment dated August 23, 2001 to Nordion Agreement	10-K for 12/31/2001	10.16	3/29/2002	000-6533

10.11	Amendment No. 2 dated as of September 18, 2002 to Nordion Agreement	10-K for 12/31/2002	10.16	3/31/2003	000-6533

10.12	Amendment No. 3 dated as of November 22, 2003 to Nordion Agreement	10-K for 12/31/2003	10.17	3/30/2004	000-6533

10.13+	Amendment No. 4 dated as of December 22, 2004 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.14+	Amendment No. 5 dated as of January 24, 2005 to Nordion Agreement	10-K for 12/31/2004	10.48	3/31/2005	000-6533

10.15+	Amendment No. 6 dated as of December 19, 2005 to Nordion Agreement	8-K	99.1	12/19/2005	000-6533

10.16+	Amendment No. 7 dated as of December 7, 2006 to Nordion Agreement	8-K	10.1	12/8/2006	000-6533

10.17+	Amendment No. 8 dated as of December 4, 2007 to Nordion Agreement	8-K	10.1	12/7/2007	000-6533

10.18+	Amendment No. 9 dated as of December 3, 2008 to Nordion Agreement	8-K	10.1	12/8/2008	000-6533

10.19+	Amendment No. 10 dated as of January 4, 2010 to Nordion Agreement	10-K for 12/31/2009	10.19	3/31/2010	000-6533

Organix

10.20	License Agreement, effective as of July 1, 2000, between Organix, Inc. and the Company (“Organix Agreement”) (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.21	Amendment, dated May 11, 2004, to Organix Agreement (relating to 0-1369)	10-Q for 9/30/2005	10.7	11/14/2005	000-6533

10.22	Second Amendment, dated April 1, 2007, to Organix Agreement (relating to 0-1369)	10-Q for 3/31/2007	10.3	5/15/2007	000-6533

BioAxone

10.23+	License Agreement, dated December 28, 2006, by and between the Company and BioAxone Therapeutic Inc. (“BioAxone Agreement) (relating to CETHRIN)	8-K	10.1	1/4/2007	000-6533

10.24+	First Amendment, dated March 23, 2007, to BioAxone Agreement (relating to CETHRIN)	10-Q for 3/31/2007	10.1	5/15/2007	000-6533

10.25	Amendment to BioAxone License Agreement dated as of April 23, 2009	10-K for 12/31/2009	10.25	3/31/2010	000-6533

Material Contracts — Leases

10.24	Lease Agreement, dated as of January 28, 2002, between the Company and Brentwood Properties, Inc. (“Brentwood”)	10-K for 12/31/2004	10.47	3/31/2005	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.25	Amendment of Lease, dated September 9, 2005, by and between Brentwood and the Company	10-Q for 9/30/2005	10.1	11/14/2005	000-6533

10.26	Lease Agreement, dated as of June 9, 2005, by and between Straly Corporation and the Company	10-Q for 6/30/2005	10.3	8/15/2005	000-6533

10.27	Sublease, dated September 9, 2005, by and between Small Army, Inc. and the Company	10-Q for 9/30/2005	10.2	11/14/2005	000-6533

10.28	Sublease, dated September 9, 2005, by and between Dell Mitchell Architects, Inc. and the Company	10-Q for 9/30/2005	10.3	11/14/2005	000-6533

Material Contracts — Stock Purchase, Financing and Credit Agreements

10.29	Third Amended and Restated Convertible Promissory Note Purchase Agreement (unsecured), dated March 18, 2008 by and among the Company and the purchasers listed therein	8-K	10.1	3/20/2008	000-6533

10.30	Convertible Promissory Note Purchase Agreement (unsecured) dated June 25, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	6/30/2008	000-6533

10.31	Securities Purchase Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.1	11/25/2008	000-6533

10.32	Letter Agreement, dated November 20, 2008, by and between the Company and Robert L. Gipson	8-K	10.3	11/25/2008	000-6533

10.33	Securities Purchase Agreement, dated January 8, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.33	3/31/2010	000-6533

10.34	Securities Purchase Agreement, dated February 24, 2009, by and between the Company and Cato Holding Company	8-K	10.1	2/27/2009	000-6533

10.35	Letter Agreement, dated February 24, 2009, by and between the Company and Cato BioVentures	8-K	10.2	2/27/2009	000-6533

10.36	Securities Purchase Agreement, dated March 19, 2009, by and between the Company and Robert L. Gipson	8-K	10.1	3/25/2009	000-6533

10.37	Securities Purchase Agreement, dated April 16, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	4/22/2009	000-6533

10.38	Securities Purchase Agreement, dated May 12, 2009, by and between the Company and Robert L. Gipson	10-Q	10.2	8/14/2009	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.39	Securities Purchase Agreement, dated June 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	6/22/2009	000-6533

10.40	Securities Purchase Agreement, dated July 9, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/13/2009	000-6533

10.41	Securities Purchase Agreement, dated July 23, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	7/29/2009	000-6533

10.42	Securities Purchase Agreement, dated August 11, 2009, by and between the Company and Robert L. Gipson	10-K for 12/31/2009	10.42	3/31/2010	000-6533

10.43	Securities Purchase Agreement, dated August 26, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/1/2009	000-6533

10.44	Securities Purchase Agreement, dated September 10, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	9/16/2009	000-6533

10.45	Securities Purchase Agreement, dated September 28, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	10/2/2009	000-6533

10.46	Securities Purchase Agreement, dated November 4, 2009, by and between the Company and Robert L. Gipson	8-K	10.7	11/10/2009	000-6533

10.47	Promissory Note issued by the Company to Robert Gipson dated December 23, 2009	8-K	10.7	12/28/2009	000-6533

10.48	Promissory Note issued by the Company to Robert Gipson dated January 28, 2010	8-K	10.7	1/28/2010	000-6533

10.49	Promissory Note issued by the Company to Robert Gipson dated February 10, 2010	10-K for 12/31/2009	10.49	3/31/2010	000-6533

10.50	Promissory Note issued by the Company to Robert Gipson dated February 26, 2010	8-K	10.7	3/4/2010	000-6533

10.51	Promissory Note issued by the Company to Robert Gipson dated March 9, 2010	10-K for 12/31/2009	10.51	3/31/2010	000-6533

10.52	Promissory Note issued by the Company to Robert Gipson dated March 25, 2010	10-K for 12/31/2009	10.52	3/31/2010	000-6533

10.53	Promissory Note issued by the Company to Robert Gipson dated April 20, 2010	8-K	10.7	4/21/2010	000-6533

10.54	Promissory Note issued by the Company to Robert Gipson dated May 24, 2010	10-K for 12/31/2011	10.54	3/31/2011	000-6533

10.55	Promissory Note issued by the Company to Robert Gipson dated June 10, 2010	8-K	10.7	6/11/2010	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.56	Promissory Note issued by the Company to Robert Gipson dated July 1, 2010	8-K	10.7	7/8/2010	000-6533

10.57	Promissory Note issued by the Company to Robert Gipson dated August 2, 2010	8-K	10.7	8/3/2010	000-6533

10.58	Promissory Note issued by the Company to Robert Gipson dated September 7, 2010	8-K	10.7	9/8/2010	000-6533

10.59	Promissory Note issued by the Company to Robert Gipson dated September 13, 2010	8-K	10.8	9/16/2010	000-6533

10.60	Promissory Note issued by the Company to Robert Gipson dated September 20, 2010	10-K for 12/31/2011	10.60	3/31/2011	000-6533

10.61	Promissory Note issued by the Company to Robert Gipson dated October 18, 2010	10-K for 12/31/2011	10.61	3/31/2011	000-6533

10.62	Note purchase Agreement with Highbridge International LLC dated September 10, 2010	8-K	10.7	9/16/2010	000-6533

10.63	Promissory Note issued by the Company to Robert Gipson dated November 4, 2010	8-K	10.7	11/5/2010	000-6533

10.64	Promissory Note issued by the Company to Robert Gipson dated December 9, 2010	8-K	10.7	12/10/2010	000-6533

10.65	Promissory Note issued by the Company to Robert Gipson dated January 7, 2011	8-K	10.7	1/13/2011	000-6533

10.66	Stock Repurchase Agreement with Robert Gipson dated December 28, 2010	8-K	1.01	1/3/2011	000-6533

10.67	Promissory Note issued by the Company to Robert Gipson dated February 8, 2011	8-K	10.7	2/9/2011	000-6533

10.68	Promissory Note issued by the Company to Robert Gipson dated March 4, 2011	8-K	10.7	3/10/2011	000-6533

10.69	Promissory Note issued by the Company to Robert Gipson dated March 16, 2011	8-K	10.7	3/22/2011	000-6533

Management Contract or Compensatory Plan or Arrangement

10.70#	Form of Indemnity for Directors and Executive Officers	10-K for 12/31/2003	10.32	3/30/2004	000-6533

10.71#	Form of Incentive Stock Option Agreement, as amended	10-Q for 3/31/2005	10.1	5/16/2005	000-6533

10.72#	Form of Non-Statutory Stock Option Agreement, as amended	10-Q for 3/31/2005	10.2	5/16/2005	000-6533

10.73#	Form of Incentive Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.54	3/31/2006	000-6533

10.74#	Form of Non-Statutory Stock Option Agreement for 2005 Stock Incentive Plan	10-K for 12/31/2005	10.55	3/31/2006	000-6533

		Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

10.75#	Amended and Restated 1990 Non-Employee Directors’ Non Qualified Stock Option Plan, as amended	10-K for 12/31/2008	10.44	3/31/2009	000.6533

10.76#	Amended and Restated Omnibus Stock Option Plan	10-K for 12/31/2008	10.45	3/31/2009	000.6533

10.77#	Amended and Restated 1998 Omnibus Stock Option Plan	10-K for 12/31/2008	10.46	3/31/2009	000.6533

10.78#	Amended and Restated 2005 Stock Incentive Plan	10-K for 12/31/2008	10.47	3/31/2009	000.6533

10.79#	Director and Officer Indemnity Trust Agreement, dated June 15, 2004, between S. David Hillson, Boston Private Bank & Trust Company and the Company	8-K	99.6	6/17/2004	000-6533

10.80#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Peter G. Savas	8-K	10.1	1/6/2009	000-6533

10.81#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Mark J. Pykett	8-K	10.2	1/6/2009	000-6533

10.82#	Amended and Restated Employment Agreement, dated December 31, 2008, between the Company and Kenneth L. Rice, Jr.	8-K	10.3	1/6/2009	000-6533

10.83#	Consulting Agreement dated September 29, 2006, by and between the Company and Robert S. Langer, Jr.	8-K	10.1	10/4/2006	000-6533

Additional Exhibits

21	Subsidiaries of the Registrant	*

23.1	Consent of McGladrey LLP	*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a- 14(a)/Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended	*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	*

Incorporated by Reference to
Exhibit Number	Description	Form	Exhibit Number	Filing Date	SEC File Number

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

*	Filed herewith.
(#)	Management contract or compensatory plan or arrangement filed as an exhibit to this Form pursuant to Item 15(b) of Form 10-K.
(+)	Confidential treatment has been requested as to certain portions, which portions have been filed separately with the Securities and Exchange Commission.