Form 10-Q
period 2014-03-31
ALSERES PHARMACEUTICALS INC /DE
filed 2014-05-23
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-6533

ALSERES PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0277826
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

275 Grove Street suite 2-400, Auburndale, Massachusetts	02466
(Address of Principal Executive Offices)	(Zip Code)

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

As of April 30, 2014, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2014 and 2013,	4
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
Item 4 Controls and Procedures	15

Part II OTHER INFORMATION	15
Item 6 Exhibits	16

SIGNATURES	17
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

Consolidated Balance Sheets

(unaudited)

	(Unaudited) March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$93,508	$113,958
Short-term investments	175,660	196,650
Restricted marketable securities	9,250	10,350
Prepaid expenses and other current assets	26,109	3,686

Total current assets	304,527	324,644
Deferred charges	59,905	60,827

Total assets	$364,432	$385,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,041,117	$1,055,738
Accrued interest on notes payable	63,043	5,630
Deferred revenue	73,731	73,731
Other current liabilities	12,121	13,221
Advances from related party	500,000	500,000

Total current liabilities	1,690,012	1,648,320
Note payable	8,128,662	7,819,960
Deferred revenue, net of current portion	1,124,387	1,142,816
Other long-term liabilities	43,750	43,750

Total liabilities	10,986,811	10,654,846

Commitments and contingencies
Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at March 31, 2014 and December 31, 2013, (liquidation preference of $300,000 at March 31, 2014)	395,737	390,443

Stockholders’ deficit:
Common stock, $.01 par value; 80,000,000 shares authorized at March 31, 2014 and December 31, 2013; 30,635,720 issued and outstanding at March 31, 2014 and December 31, 2013	306,357	306,357
Additional paid-in capital	188,656,954	188,662,248
Accumulated other comprehensive income (loss)	(14,340)	6,650
Deficit accumulated	(199,967,087)	(199,635,073)

Total stockholders’ deficit	(11,018,116)	(10,659,818)

Total liabilities and stockholders’ deficit	$364,432	$385,471

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

Consolidated Statements of Comprehensive Loss

(Unaudited)

	For the Three Months Ended March 31,
	2014	2013
Revenues	$18,432	$18,432
Operating expenses:
General and administrative	348,159	439,680
Sublicense and option fees	922	—

Operating expenses before accrual reversal	349,081	439,680
Accrual reversal	—	(405,026)

Total operating expenses	349,081	34,654

Loss from operations	(330,649)	(16,222)
Interest expense	(1,365)	(110,867)
Realized loss on sale of marketable securities	—	(170,766)

Net loss	$(332,014)	$(297,855)

Other comprehensive income
Unrealized gain (loss) on marketable securities: Unrealized holding gain (loss) arising during the year	$(22,990)	$55,492
Less: reclassifications adjustments for loss on sale included in net loss	—	170,766

Net unrealized gain (loss) on marketable securities	(22,990)	226,258

Comprehensive loss	$(355,004)	$(71,597)

Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.01)
Weighted average common shares outstanding	30,635,720	30,635,720

Alseres Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(332,014)	$(297,855)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and depreciation	—	1,186
Loss on sales of marketable securities	—	170,766
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(22,423)	14,248
(Increase) decrease in deferred charges	922	922
Increase (decrease) in accounts payable and accrued expenses	(14,621)	(621,949)
Increase in accrued interest payable	1,115	110,639
Increase (decrease) in deferred revenue	(18,429)	(18,432)
Increase in current liabilities	—	(60,126)

Net cash used for operating activities	(385,450)	(700,601)

Cash flows from investing activities:
Sales and maturities of marketable securities	—	726,934

Net cash provided by investing activities	—	726,934

Cash flows from financing activities:
Advances from related party	—	50,000
Proceeds from issuance of promissory notes	365,000	—

Net cash provided by financing activities	365,000	50,000

Net (decrease) increase in cash and cash equivalents	(20,450)	76,333
Cash and cash equivalents, beginning of period	113,958	16,528

Cash and cash equivalents, end of period	$93,508	$92,861

Supplemental cash flow disclosures:
Net change in unrealized holding gains and losses	$(20,990)	$—
Accretion of Series F Preferred Stock	$(5,294)	$—
Accrued interest recognized upon troubled debt restructuring, currently due	$(56,298)	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Unaudited)

March 31, 2014

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) is a biotechnology company focused on therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007 the Company changed its name to Alseres Pharmaceuticals, Inc. Through 2013 the Company was engaged in the development of its Altropane diagnostic imaging agent for the diagnosis of Parkinson’s disease and dementia with Lewy Bodies. In 2013 the Company began to receive revenues from milestone payments associated with the sublicensing of Altropane in July 2012. Since the Company has begun to receive revenues from its out licensed product and is no longer engaged in development activities; the Company no longer qualifies as a development-stage company for accounting purposes.

As of March 31, 2014, we had experienced total net losses since inception of approximately $199,967,000, stockholders’ deficit of approximately $11,018,000 and a net working capital deficit of approximately $1,385,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations. The cash and cash equivalents available at March 31, 2014 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $70,000 in cash and cash equivalents available as of May 22, 2014 may enable us to meet our anticipated cash expenditures through June 2014.

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

The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments necessary for a fair statement of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of March 31, 2014 and December 31, 2013, cash equivalents consisted of money market funds.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their respective fair values. Marketable securities are classified as short-term or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. As of March 31, 2014 and December 31, 2013, the Company’s short-term investments include shares of common stock in Navidea Biopharmaceuticals, Inc. (“Navidea” or “NAVB”) These securities are now classified as freely tradeable short term investments. The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

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

Comprehensive Income (Loss)

On January 1, 2012, the Company adopted the new presentation requirements under Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income”. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses, net of taxes, on our marketable securities which are also recognized as separate components of equity. ASU 2011-05 requires companies to present the components of net income (loss) and the components of other comprehensive income (loss) either as one continuous statement or as two consecutive statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassifed Out of Accumulated Other Comprehensive Income, which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income (AOCI) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies the amendments in the update became effective for interim or annual periods beginning on or after December 15, 2012. As ASU 2013-02 and ASU 2011-05 impacted presentation only, netiher had an effect on the Company’s financial position nor results of operations as of and for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively.

Convertible Redeemable Shares

In accordance with ASC 480, Distinguishing Liabilities from Equity the Company determined that since Series F shares are mandatorily redeemable for cash or for a variable, uncapped, number of common shares, they do not qualify for equity classification.

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

Restricted Marketable Securities

Pursuant to the terms of the Amended and Restated License Agreement with Harvard University and its affiliated hospitals (“Harvard”) entered into on July 31, 2012, the Company had an obligation to transfer 5,000 shares of the NAVB common stock to Harvard at March 31, 2014 and December 31, 2013. The market value of the 5,000 shares held on March 31, 2014 and December 31, 2013 was $9,250 and $10,350, respectively. The 5,000 shares of NAVB common stock held by the Company at March 31, 2014 and December 31, 2013 is classified as restricted securities in the consolidated balance sheet and the corresponding liability is reported in other current liabilities.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	March 31, 2014	December 31, 2013
Research and development expenses	$430,824	$470,824
Professional fees	157,942	201,146
General and administrative expenses	374,701	307,883
Compensation related expenses	77,650	75,885

	$1,041,117	$1,055,738

On February 15, 2013, the Company entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company, pursuant to which the Company agreed to satisfy certain outstanding obligations to those individuals which, in aggregate, totaled $167,400 by issuing fully vest options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. ( a wholly owned subsidiary of the Company) at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, in whole or in part on or before February 28, 2018. The common stock issued pursuant to the exercise of the options will bear all appropriate restrictive legends on resale or disposition of the common stock. As of March 31, 2014 the options had not yet been issued. Therefore the associated liability of $167,400 remains outstanding and is recorded in accrued expenses on the balance sheet at March 31, 2014. While the fair value of the options will likely be lower than the value of the current liability, the Company has determined it is not appropriate to recognize a gain at this time given the uncertainty of these events and the variability associated with the value of the options.

4. Net Loss per Share

Basic and diluted net loss per share attributable to common stockholders has been calculated by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. All potentially dilutive common shares have been excluded from the calculation of weighted average common shares outstanding since their inclusion would be anti-dilutive. Stock options to purchase approximately 0.9 million shares of common stock were outstanding at March 31, 2014, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. Stock options to purchase approximately 3.0 million shares of common stock were outstanding at March 31, 2013, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at March 31, 2014 could potentially dilute earnings per share in the future.

5. Accounting for Stock-Based Compensation

We have one stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At March 31, 2014, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No increase in the number of shares available for issuance was made in January 2014.

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

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the three months ended March 31, 2014 and 2013.

A summary of our outstanding stock options for the three months ended March 31, 2014 and 2013 is presented below.

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,002,480	$1.51	3,010,980	$1.51
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(2,147,500)	$1.17	—	—

Outstanding at end of period	854,980	$2.31	3,010,980	$1.51

Options exercisable at end of period	854,980	$2.31	3010,980	$1.51

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$1.15 — $1.36	150,000	4.8 years	$1.15
$2.00 — $3.00	539,980	1.5 years	2.33
$3.10 — $4.65	155,000	3.6 years	3.17
$4.99 — $6.96	10,000	.2 years	5.00

	854,980	2.4 years	$2.31

There was no intrinsic value of outstanding options and exercisable options as of March 31, 2014. As of March 31, 2014, 2,946,672 shares were available for grant under the 2005 Stock Incentive Plan.

6. Notes Payable and Debt

Through 2013, a series of working capital loans (“Borrowings”) were made to the Company by its significant stockholder, Mr. Robert Gipson, evidenced by demand promissory notes and totaling $7,135,000 and bearing interest at 7% per annum. Interest on these notes was accrued and totaled approximately $1,365,000 at the execution date. On December 31, 2013, the Company executed a Loan Consolidation Agreement with its significant stockholder (“Lender”). The terms of the Borrowings were modified to reduce the interest to be paid and provide for a fixed due date, additional potential borrowings and a security interest in certain assets of the Company. Upon execution of the Loan Consolidation Agreement, all amounts outstanding under the Borrowings including accrued interest were cancelled and considered paid in full and the Company entered into a new Promissory Note (“Consolidated Note”).

The Consolidated Note bears interest at 3.2% per annum payable semi-annually in arrears and requires principal to be repaid on or before December 31, 2016. The Consolidated Note also includes semi-annual cash draws for the future working capital needs of the Company. The draws will be a minimum of $110,000 and are to be added to principal when drawn. Coincident with the execution of the Loan Consolidation Agreement, the Company and the Lender also executed a Security Agreement which provides the Lender with an undivided security interest in and to all personal and intellectual property of the Company subject to all existing liens, encumbrances and license rights previously granted by the Company. The Security Agreement also allows the Company to be free to dispose of or liquidate the collateral without any prior waiver or authorization from the Lender so long as the proceeds of any such disposition are used to pay down the principal on the Consolidated Note or the Lender affirmatively waives such obligation in writing. The Company considered whether the transaction was within the scope of ASC 470-60-55 Accounting for Troubled Debt Restructuring, which states that if a company is experiencing financial difficulties and a concession is granted, troubled debt restructuring accounting should be applied. The Company concluded that it was experiencing financial difficulties and the creditor had granted a concession as the effective borrowing rate for the restructured debt is less than the effective rate of the old debt prior to restructuring. In 2013 the Company recognized a gain of $682,670 equal to the difference between the carrying value of the old debt and the present value of the future cash flows under the new terms. Since the lender is a related party, the gain was considered in essence to be a capital transaction and therefore, the gain was recognized as an increase to additional paid in capital. Additionally, due to this restructuring, future payments made will be charged to the carrying value of the restructured debt balance and no interest expense will be recorded going forward.

During the three months ended March 31, 2014, the Company borrowed an additional $365,000 under the Consolidated Note. Interest expense of $1,115 was recognized for the 3 month period ended March 31, 2014. The accrued interest balance at March 31, 2014 represents the accrued interest of $1,115 associated with the additional borrowings and the current portion of the restructured debt balance, which is interest only.

7. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. All shares of Series F Stock were sold to Robert Gipson in 2009 at $25 per share, yielding the Company aggregate proceeds of $4,600,000. As of March 31, 2014, 12,000 shares of Series F Stock were outstanding and held by Robert Gipson.

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

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of March 31, 2013 and December 31, 2012.

	March 31, 2014
	Level 1	Level 2	Level 3	Total
Available for sale securities	$175,660	$—	$—	$175,660

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Available for sale securities	$196,650	$—	$—	$196,650

As of March 31, 2014 and December 31, 2013, the Company’s Level 1 short-term investments consist of 95,000 shares of Navidea common stock which are traded on the NYSE under the symbol NAVB.

11. Related Party Transaction. During the first three months of 2014, Robert Gipson provided a total of $365,000 to the Company as an increase to the Consolidate Note referenced in Note 6 above.

12. Subsequent Events

The Company evaluated all events and transactions that occurred after the balance sheet date through the date of this filing. During this period the Company did not have any material recognizable or disclosable subsequent events.

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

Product Development — Molecular Imaging Program

Altropane Molecular Imaging Agent

On July 31, 2012 we executed a License Agreement with Navidea Biopharmaceuticals, Inc. (“Navidea” or “NAVB”) under which we granted Navidea an exclusive, worldwide sublicense to research, develop, and commercialize Altropane. Altropane is an Iodine-123 radiolabeled imaging agent which is being developed as an aid in the diagnosis of Parkinson’s disease and movement disorders. Under the terms of the sublicense agreement, Navidea has agreed to use its best commercial efforts to develop and launch Altropane in accordance with an agreed to development plan for the product. Navidea will be responsible for conducting and funding all future development, regulatory filings, manufacturing and global commercialization of Altropane. The Company will have no further cost obligations related to Altropane. In connection with the execution of this agreement, Navidea made a one-time sublicense execution payment to us equal to (i) One Hundred Seventy-Five Thousand Dollars ($175,000) and (ii) issued us 300,000 shares of NAVB common stock.

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

The diagnostic and treatment landscape is changing. Multi-modal diagnostic tools that combine inexpensive, convenient, predictive in-vitro diagnostic tests, in-vivo visualization tools and data interpretation algorithms are here, with more on the horizon. These advances coupled with new developments in disease modifying drugs and devices will fuel demand for accurate, precise CNS data to predict, diagnose and treat these devastating conditions.

The number of Americans living with neurodegenerative movement disorders such as Parkinson’s disease, and dementias like Alzheimer’s and Dementia with Lewy Bodies, is expected to grow from 20 million in 2010 to 30 million by 2030. By 2050, that number is expected to grow to 40 million. Unchecked and without accounting for loss of productivity, the annual cost of care for patients with these diseases will grow from $200 billion today to $500 billion by 2030.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013

For the three months ended March 31, 2014, the Company recognized revenue of $18,432 compared to $18,432 for the three months ended March 31, 2013. The 2014 and 2013 revenue reflects the ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea on July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the U.S. patent for Altropane (June 30, 2030).

Our net loss was $332,014 for the three months ended March 31, 2014 compared to a net loss of $297,855 for the three months ended March 31, 2013. The net loss for the three months ended March 31, 2014 resulted from operating expenses of approximately $349,000 and interest expense of approximately $1,000 partially offset by revenues of approximately $18,000. The net loss of $297,855 for the three months ended March 31, 2013 was attributable to operating expenses of approximately $34,600 and interest expense of approximately $110,000 partially offset by revenues of $18,000.

Research and development expenses were $0 for the three months ended March 31, 2014 and March 31, 2013 respectively.

General and administrative expenses were $348,159 during the three months ended March 31, 2014 compared to $439,680 during the three months ended March 31, 2013. The decrease of $91,521 was principally attributable to across the board reductions in operating expenses including facilities, IT staff, utilities and other overhead costs.

Interest expense of $1,365 was incurred during the three months ended March 31, 2014 compared to $110,867 during the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had experienced total net losses since inception of approximately $199,967,000, stockholders’ deficit of approximately $11,018,000 and a net working capital deficit of approximately $1,385,000. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at March 31, 2014 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $70,000 in cash and cash equivalents available as of May 22, 2014 may enable us to meet our anticipated cash expenditures through June 2014.

Operating Activities

Net cash used for operating activities was $385,450 for the three months ended March 31, 2014 compared to $700,601 for the three months ended March 31, 2013. Net cash used for operating activities for the three months ended March 31, 2014 reflects our continued curtailment of operations pending additional funding.

Investing Activities

Cash was provided by investing activities for the three months ended March 31, 2014 was $0 compared to $726,934 for the three months ended March 31, 2013 resulting from the sale of our Navidea common stock in 2013.

Financing Activities

Financing activities provided cash of $365,000 for the three months ended March 31, 2014 compared to $50,000 for the three months ended March 31, 2013. Cash provided by financing activities for the three months ended March 31, 2014 reflects the proceeds from additional promissory note issuance to Mr. Robert Gipson.

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

In the course of its assessment for fiscal year 2013, management identified a control deficiency that was also identified during its assessments for the 2012 fiscal year. During the course of the previous year’s evaluation, and again during the evaluation for the 2013 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one person performing all accounting-related on-site duties. As a result, Alseres does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2013. We believe this deficiency continued through March 31, 2014.

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

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: May 23, 2014	/s/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: May 23, 2014	/s/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)