Form 10-Q
period 2014-06-30
ALSERES PHARMACEUTICALS INC /DE
filed 2014-08-14
CIK 94784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-6533

ALSERES PHARMACEUTICALS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	87-0277826
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

275 Grove Street Suite 2-400, Auburndale, MA 02466	01748
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 31, 2014, there were 30,635,720 shares of the registrant’s Common Stock issued and outstanding.

ALSERES PHARMACEUTICALS, INC.

FORM 10-Q

Page
Part I FINANCIAL INFORMATION
Item 1 Financial Statements (Unaudited)
Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013	3
Condensed Consolidated Statements of Comprehensive Loss for the three months ended June 30, 2014 and 2013, for the six months ended June 30, 2014 and 2013	4
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	5
Notes to Condensed Consolidated Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3 Quantitative and Qualitative Disclosures About Market Risk	15
Item 4 Controls and Procedures	15

Part II OTHER INFORMATION	16
Item 1 Legal Proceedings	18
Item 6 Exhibits	17

SIGNATURES	18
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

Part I — FINANCIAL INFORMATION

Item 1 — Financial Statements

Alseres Pharmaceuticals, Inc.

Consolidated Balance Sheets

(unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$46,444	$113,958
Short-term investments	140,510	196,650
Restricted marketable securities	7,400	10,350
Prepaid expenses and other current assets	25,687	3,686

Total current assets	220,041	324,644

Deferred charges	58,984	60,827

Total assets	$279,025	$385,471

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$1,103,472	$1,055,738
Accrued interest on notes payable	4,788	5,630
Note payable, current	118,855	—
Deferred revenue	73,731	73,731
Other current liabilities	10,271	13,221
Advances from related party	500,000	500,000

Total current liabilities	1,811,117	1,648,320

Note payable	8,296,735	7,819,960
Deferred revenue, net of current portion	1,105,952	1,142,816
Other long-term liabilities	43,750	43,750

Total liabilities	$11,257,554	10,654,846

Commitments and contingencies

Series F convertible redeemable preferred stock, $.01 par value; 200,000 shares designated; 12,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, (liquidation preference of $300,000 at June 30, 2014)	$400,887	$390,443

Stockholders’ deficit:
Common stock, $.01 par value; 80,000,000 shares authorized at June 30, 2014 and December 31, 2013; 30,635,720 issued and outstanding at June 30, 2014 and December 31, 2013	306,357	306,357
Additional paid-in capital	188,651,804	188,622,248
Accumulated other comprehensive loss	(49,490)	6,650
Deficit accumulated	(200,288,087)	(199,635,073)

Total stockholders’ deficit	(11,379,416)	(10,659,818)

Total liabilities and stockholders’ deficit	$279,025	$385,471

Alseres Pharmaceuticals, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$18,432	$18,432	$36,864	$36,864

Operating expenses:
General and administrative	334,634	370,924	682,793	810,604
Sub-license and option fees	921		1,843

Operating expenses before accrual reversal	335,555	370,924	684,636	810,064
Accrual reversal	—	—	—	(405,026)

Total operating expenses	335,555	370,924	684,636	405,578

Loss from operations	(317,123)	(352,492)	(647,772)	(368,714)

Interest expense	(3,878)	(111,243)	(5,242)	(222,110)
Realized loss on sale of marketable securities	—	(56,317)	—	(227,083)

Net loss	(321,001)	(520,052)	(653,014)	(817,907)

Other comprehensive income
Unrealized gain (loss) on marketable securities:	(35,150)	(6,306)	(56,140)	49,185
Unrealized holding gain (loss) arising during the year
Less: reclassification adjustments for loss on sale included in net loss		56,317		227,083
Net unrealized gain (loss) on marketable securities	(35,150)	50,011	(56,140)	276,269

Comprehensive loss	$(356,151)	$(470,041)	$(709,154)	$(541,638)

Basic and diluted net loss attributable to common stockholders per share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Weighted average common shares outstanding	30,635,720	30,635,720	30,635,720	30,635,720

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(653,014)	$(817,907)
Adjustments to reconcile net loss to net cash used for operating activities:
Amortization and depreciation	—	1,186
Loss on sale of marketable securities	—	227,083

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(22,001)	13,815
(Increase) decrease in deferred charges	1,843	1,843
Increase (decrease) in accounts payable and accrued expenses	47,734	(551,892)
Increase in accrued interest payable	4,788	222,699
Increase (decrease) in deferred revenue	(36,864)	(36,864)
Increase (decrease) in current liabilities		(60,126)

Net cash used for operating activities	(657,514)	(1,000,163)

Cash flows from investing activities:
Sales and maturities of marketable securities	—	861,617

Net cash provided by investing activities	—	861,617

Cash flows from financing activities:
Advances from related party	—	100,000
Proceeds from issuance of promissory notes	590,000	50,000

Net cash provided by financing activities	590,000	150,000

Net (decrease) increase in cash and cash equivalents	(67,514)	11,454
Cash and cash equivalents, beginning of period	113,958	16,528

Cash and cash equivalents, end of period	$46,444	$27,982

Supplemental cash flow disclosures:

Net change in unrealized holding gains and losses	$56,140	$276,269
Accretion of Series F preferred stock	10,444	$10,356

The accompanying notes are an integral part of the condensed consolidated financial statements.

Alseres Pharmaceuticals, Inc.

Notes to Consolidated Financial Statements (Unaudited)

June 30, 2014

1. Nature of Operations and Basis of Presentation

Nature of Operations

Alseres Pharmaceuticals, Inc. and its subsidiaries (the “Company”) was founded as a biotechnology company focused on therapeutic and diagnostic products primarily for disorders in the central nervous system. The Company was founded in 1992 and merged with a publicly held company in 1995 (the “Merger”) whereby the Company changed its name to Boston Life Sciences, Inc. Effective June 7, 2007 the Company changed its name to Alseres Pharmaceuticals, Inc. Through 2013 the Company was engaged in the development of its Altropane diagnostic imaging agent for the diagnosis of Parkinson’s disease and dementia with Lewy Bodies. In 2013 the Company began to receive revenues from milestone payments associated with the sublicensing of Altropane in July 2012. Since the Company has begun to receive revenues from its out licensed product and is no longer engaged in development activities, the Company no longer qualifies as a development-stage company for accounting purposes.

As of June 30, 2014, we experienced total net losses since inception of $200,288,087, stockholders’ deficit of $11,379,415 and a net working capital deficit of approximately $1,591,076. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. We believe that the approximately $20,000 in cash and cash equivalents available as of August 1, 2014 may enable us to meet our anticipated cash expenditures through August 2014.

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

The interim unaudited condensed consolidated financial statements contained herein include, in management’s opinion, all adjustments necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. The results of operations for the interim period shown on this report are not necessarily indicative of results for a full year. These financial statements should be read in conjunction with the Company’s consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying condensed consolidated financial statements have been prepared on a basis which assumes that the Company will continue as a going concern which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The uncertainty inherent in the need to raise additional capital and the Company’s limited resources and recurring losses from operations raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid financial instruments that are readily convertible to cash and have maturities of 90 days or less from the date of purchase. As of June 30, 2014 and December 31, 2013, cash equivalents consisted of money market funds.

Short-term Investments

The Company has designated its marketable securities as of each balance sheet date as available-for-sale securities and accounts for them at their fair values. Marketable securities are classified as short-term or long-term investments based on the nature of these securities and the availability of these securities to meet current operating requirements. Marketable securities that are readily available for conversion to cash for use in current operations are classified as short-term available-for-sale securities and are reported as a component of current assets in the accompanying condensed consolidated balance sheets. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on the Company’s then current intent and ability to sell the security if it is required to do so. As of June 30, 2014 and December 31, 2013, the Company’s short-term investments consist of shares of common stock in Navidea Biopharmaceuticals, Inc. (“Navidea” or “NAVB”). These securities are classified as freely tradable short term investments. The unrealized loss associated with these marketable securities has been determined to be temporary and therefore has been included in other comprehensive loss as a component of stockholders’ deficit.

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

Revenues from non-refundable license fees are recognized upon receipt of the payment if the license has stand-alone value, we do not have ongoing involvement or obligations and, if there is a general right of return for the delivered item, delivery or performance of the undelivered item is probably or within our control. The consideration is allocated to the separate units of accounting as determined by the best estimate of the selling price which requires judgment on the part of management. When non-refundable license fees do not meet all of these criteria, the license revenues are recognized over the expected period of performance. Current period revenue reported represents the amortization of license fees over the associated term.

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

Comprehensive Income (Loss)

The new presentation requirements under Accounting Standards Update (ASU) 2011-05, “Presentation of Comprehensive Income”. Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses, net of taxes, on our marketable securities which are also recognized as separate components of equity. ASU 2011-05 requires companies to present the components of net income (loss) and the components of other comprehensive income (loss) either as one continuous statement or as two consecutive statements. In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to separately present the amount reclassified out of accumulated other comprehensive income (AOCI) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. For public companies the amendments in the update became effective for interim or annual periods beginning on or after December 15, 2012. As ASU 2013-02 and ASU 2011-05 impacted presentation only, neither had an effect on the Company’s financial position nor results of operations as of and for the three months and six months ended June 30, 2014 and the year ended December 31, 2013, respectively.

Convertible Redeemable Shares

In accordance with ASC 480, Distinguishing Liabilities from Equity the Company determined that since Series F shares are redeemable at the option of the shareholder for cash or for a variable, uncapped, number of common shares, they are accounted for as temporary equity and the carrying value is adjusted to reflect the accretion of periodic dividends.

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

Restricted Marketable Securities

Pursuant to the terms of the Amended and Restated License Agreement with Harvard University and its affiliated hospitals (“Harvard”) entered into on July 31, 2012, the Company had an obligation to transfer 5,000 shares of the NAVB common stock to Harvard at June 30, 2014 and December 31, 2013. The market value of the 5,000 shares held on June 30, 2014 and December 31, 2013 was $7,400 and $10,350, respectively. The 5,000 shares of NAVB common stock held by the Company at June 30, 2014 and December 31, 2013 is classified as restricted securities in the consolidated balance sheet and the corresponding liability is reported in other current liabilities.

3. Accounts Payable and Accrued Expenses

The Company’s accounts payable and accrued expenses consisted of the following:

	June 30, 2014	December 31, 2013

Research and development expenses	$430,824	$470,824

Professional fees	251,898	201,146

General and administrative expenses	346,566	307,883

Compensation related expenses	74,184	75,885

	$1,103,472	$1,055,738

On February 15, 2013, the Company entered into Settlement Agreements with Michael Mullen and William Guinness, both members of the Board of Directors of the Company, pursuant to which the Company agreed to satisfy certain outstanding obligations to those individuals which, in aggregate, totaled $167,400 by issuing fully vest options to purchase a total of 167,400 shares of the common stock of Alseres Neurodiagnostics, Inc. ( a wholly owned subsidiary of the Company) at a purchase price to be established by the Company coincident with the closing of an equity financing for Alseres Neurodiagnostics, Inc. The options must be exercised, in whole or in part on or before February 28, 2018. The common stock issued pursuant to the exercise of the options will bear all appropriate restrictive legends on resale or disposition of the common stock. As of June 30, 2014 the options had not yet been issued. Therefore the associated liability of $167,400 remains outstanding and is recorded in accrued expenses on the balance sheet at June 30, 2014. While the fair value of the options will likely be lower than the value of the current liability, the Company has determined it is not appropriate to recognize a gain at this time given the uncertainty of these events and the variability associated with the value of the options.

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

Stock options to purchase approximately 845,000 shares of common stock and 3 million shares of common stock were outstanding at June 30, 2014 and June 30, 2013, respectively, but were not included in the computation of diluted net loss per common share because they were anti-dilutive. In computing diluted earnings per share, common stock equivalents in the form of convertible redeemable preferred stock were not included in the calculation of net loss per share as their inclusion would be anti-dilutive. The exercise of stock options outstanding at June 30, 2014 could potentially dilute earnings per share in the future.

5. Accounting for Stock-Based Compensation

We have one active stock option plan under which we can issue both nonqualified and incentive stock options to employees, officers, consultants and scientific advisors of the Company. At June 30, 2013, the 2005 Stock Incentive Plan (the “2005 Plan”) provided for the issuance of options, restricted stock, restricted stock units, stock appreciation rights or other stock-based awards to purchase 3,450,000 shares of our common stock. The 2005 Plan contains a provision that allows for an annual increase in the number of shares available for issuance under the 2005 Plan on the first day of each of the Company’s fiscal years during the period beginning in fiscal year 2006 and ending on the second day of fiscal year 2014. The annual increase in the number of shares shall be equal to the lowest of 400,000 shares; 4% of the Company’s outstanding shares on the first day of the fiscal year; and an amount determined by the Board of Directors. No increase in the number of shares available for issuance was made in January 2014.

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

We use the Black-Scholes option-pricing model to calculate the fair value of each option grant on the date of grant. No stock options were granted during the six months ended June 30, 2014 and 2013.

A summary of our outstanding stock options for the six months ended June 30, 2014 and 2013 is presented below.

	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	3,002,480	$1.51	3,010,980	$1.51
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited and expired	(2,157,500)	1.19	—

Outstanding at end of period	844,980	$2.27	3,010,980	$1.51

Options exercisable at end of period	844,980	$2.27	3,010,980	$1.51

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014:

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$1.15 — $1.36	150,000	4.5 years	$1.15
$2.00 — $3.00	539,980	1.2 years	2.33
$3.10 — $4.65	155,000	3.3 years	3.17

	844,980	2.2 years	$2.27

There was no intrinsic value of outstanding options and exercisable options as of June 30, 2014. As of June 30, 2014, 2,946,672 shares were available for grant under the 2005 Stock Incentive Plan.

6. Notes Payable and Debt

Through 2013, a series of working capital loans (“Borrowings”) were made to the Company by its significant stockholder, Mr. Robert Gipson, evidenced by demand promissory notes totaling $7,135,000 and bearing interest at 7% per annum. Interest on these notes was accrued and totaled approximately $1,365,000 at December 31, 2013. On December 31, 2013, the Company executed a Loan Consolidation Agreement with its significant stockholder (“Lender”). The terms of the Borrowings were modified to reduce the stated interest rate and provide for a fixed due date, additional borrowing capacity and a security interest in certain assets of the Company. Upon execution of the Loan Consolidation Agreement, all amounts outstanding under the Borrowings including accrued interest were cancelled and considered paid in full and the Company entered into a new Promissory Note (“Consolidated Note”).

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

During the six months ended June 30, 2014, the Company borrowed an additional $590,000 under the Consolidated Note. Interest expense of $4,788 was recognized for the six month period ended June 30, 2014. The accrued interest balance at June 30, 2014 represents the accrued interest associated with the additional borrowings and the current portion of the restructured debt balance, which is interest only.

7. Convertible Preferred Stock

The Company’s Series F Convertible, Redeemable Preferred Stock (“Series F Stock”) can be converted into 25 shares of common stock pursuant to the conversion terms of the Series F Stock contained in the Certificate of Designation for the Series F Stock. All shares of Series F Stock were sold to Robert Gipson in 2009 at $25 per share, yielding the Company aggregate proceeds of $4,600,000. As of June 30, 2014, 12,000 shares of Series F Stock were outstanding and held by Robert Gipson.

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

Level 2 — unadjusted quoted prices in markets that are not active,

Level 3 — significant unobservable inputs, including our own assumptions in determining fair value

The following table summarizes the financial assets that we measured at fair value as of June 30, 2014 and December 31, 2013.

	June 30, 2014
	Level 1	Level 2	Level 3	Total
Available for sale securities	$140,510	$—	$—	$140,510

	December 31, 2013
	Level 1	Level 2	Level 3	Total
Available for sale securities	$196,650	$—	$—	$196,650

As of June 30, 2014 and December 31, 2013, the Company’s Level 1 short-term investments consist of 95,000 shares of Navidea common stock which are traded on the NYSE under the symbol NAVB.

11. Related Party Transaction

During the first six months of 2014, Robert Gipson provided a total of $590,000 to the Company as an increase to the Consolidated Note referenced in Note 6 above.

12. Subsequent Events

We evaluated all events or transactions that occurred after June 30, 2014 up through the date we issued these financial statements.

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

Overview

Description of Company

We were formally a biotechnology company focused on diagnostic products primarily for disorders in the central nervous system, or CNS. Our clinical product candidate is called Altropane and is a molecular imaging program focused on the diagnosis of i) Parkinsonian Syndromes, or PS, including Parkinson’s Disease, or PD, and ii) Dementia with Lewy Bodies, or DLB. At present we are operating with minimal resources and focusing our efforts on exploring the feasibility of the central nervous system diagnostic centers described in more detail below.

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

Results of Operations for the Three Months Ended June 30, 2014 and June 30, 2013

For each of the three month periods ended June 30, 2014 and 2013, the Company recognized revenue of $18,432. The 2014 and 2013 revenues reflect the ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea effective on July 31, 2012. Revenue will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the U.S. patent for Altropane (June 30, 2030).

Our net loss was $321,001 for the three months ended June 30, 2014 compared to a net loss of $520,052 for the three months ended June 30, 2013. The net loss for the three months ended June 30, 2014 resulted from operating expenses of approximately $336,000 and interest expense of approximately $4,000 partially offset by revenues of $18,432 . The net loss of $520,052 for the three months ended June 30, 2013 was attributable to operating expenses of approximately $371,000 and interest expense of approximately $111,000 partially offset by revenues of $18,432.

Research and development expenses were $0 during the three months ended June 30, 2014 and 2013.

General and administrative expenses were $334,634 during the three months ended June 30, 2014 compared to $370,924 during the three months ended June 30, 2013. The decrease of $36,290 for the three months ended June 30, 2014 was principally attributable to reductions in rent expense due to renegotiation of terms with our landlord in 2013, IT consulting fees, health insurance premiums, travel and directors and officers liability insurance premiums.

Interest expense of $3,878 was incurred during the three months ended June 30, 2014 compared to $111,243 during the three months ended June 30, 2013. The significant reduction from 2013 to 2014 was attributable to the debt restructuring more fully described in footnote 6 above.

Results of Operations for the Six Months Ended June 30, 2014 and June 30, 2013

For the six month periods ended June 30, 2014 and 2013, the Company recognized revenue of $36,864. The 2014 and 2013 revenues reflect the ratable recognition of the $1,321,000 upfront sublicense fee received from Navidea effective on July 31, 2012. Revenues will be recognized ratably from the date the sublicense agreement became effective (July 31, 2012) through the expected life of the U.S. patent for Altropane (June 30, 2030).

Our net loss was $653,014 for the six months ended June 30, 2014 compared to a net loss of $817,907 for the six months ended June 30, 2013. The net loss for the six months ended June 30, 2014 resulted from operating expenses of approximately $684,000 and interest expense of approximately $5,000 partially offset by approximately $36,000 in revenues from the Navidea license. The net loss of $817,907 for the six months ended June 30, 2013 was attributable to operating expenses of approximately $405,000 net of a non-recurring accrual reversal of $465,000 and interest expense of approximately $222,000 partially offset by recognition of approximately $36,000 of revenue.

Research and development expenses were $0 during the six months ended June 30, 2014 and 2013.

General and administrative expenses were $682,793 during the six months ended June 30, 2014 compared to $810,604 during the six months ended June 30, 2013. The decrease of $127,811 for the six months ended June 30, 2014 was principally attributable to reduction in rent expense due to renegotiation of terms with our landlord in 2013 and reduction in consulting fees related to accounting services.

Interest expense of $5,242 was incurred during the six months ended June 30, 2014 compared to $222,110 during the six months ended June 30, 2013. The significant reduction from 2013 to 2014 was attributable to the debt restructuring more fully described in footnote 6 above.

Liquidity and Capital Resources

As of June 30, 2014, we had experienced total net losses since inception of $200,288,087, stockholders’ deficit of $11,379,416 and a net working capital deficit of $1,591,100. For the foreseeable future, we expect to experience continuing operating losses and negative cash flows from operations as we execute our current business plan. The cash and cash equivalents available at June 30, 2014 will not provide sufficient working capital to meet our anticipated expenditures for the next twelve months. We believe that the approximately $20,000 in cash and cash equivalents available as of August 1, 2014 may enable us to meet our anticipated cash expenditures through August 2014.

Operating Activities

Net cash used for operating activities was $673,014 for the six months ended June 30, 2014 compared to $1,000,163 for the six months ended June 30, 2013. The reduction for 2013 to 2014 was attributable to lower overall operating costs for the first six months of 2014 driven by lower facilities costs, lower patent expenses as well as consulting and legal costs.

Investing Activities

Net cash was provided by investing activities for the six months ended June 30, 2014 totaled $0 compared to $861,617 for the six months ended June 30, 2013. The reduction from 2013 to 2014 was attributable to sales of marketable securities in 2013 and no such sales in 2014.

Financing Activities

Financing activities provided cash of $590,000 for the six months ended June 30, 2014 compared to $150,000 for the six months ended June 30, 2013. Cash provided by financing activities for the six months ended June 30, 2014 and 2013 reflects the proceeds of advances from Robert Gipson.

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

In the course of its assessment for fiscal year 2013, management identified a control deficiency that was also identified during its assessments for the 2012 fiscal year. During the course of the previous year’s evaluation, and again during the evaluation for the 2013 fiscal year, management determined that the Company lacked sufficient staff to segregate accounting duties. Management believes this control deficiency is primarily the result of the Company employing, due to its limited size, the equivalent of only one person performing all accounting-related on-site duties. As a result, Alseres does not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency could result in a misstatement of our interim or annual consolidated financial statements that would not be detected. Accordingly, management has determined that this control deficiency constituted a material weakness, and that the Company’s internal control over financial reporting was not effective, as of December 31, 2013. We believe this deficiency continued through June 30, 2014.

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

ALSERES PHARMACEUTICALS, INC (Registrant)

DATE: August 14, 2014	/s/ PETER G. SAVAS
Peter G. Savas
Chief Executive Officer (Principal Executive Officer)

DATE: August 14, 2014	/S/ KENNETH L. RICE, JR.
Kenneth L. Rice, Jr.
Executive Vice President Finance and Administration And Chief Financial Officer (Principal Financial and Accounting Officer)